Form 10KSB
period 1996-11-30
CRYO CELL INTERNATIONAL INC
filed 1997-03-14
CIK 862692

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the fiscal year ended NOVEMBER 30, 1996.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                        Commission File Number 000-23386

                          CRYO-CELL INTERNATIONAL, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)


                 DELAWARE                                      22-3023093
        ----------------------------                       -----------------
        (State or other jurisdiction                       (I.R.S. Employer
            of incorporation or                            Identification No.)
              organization)

                   604 PACKARD COURT, SAFETY HARBOR, FL 34695
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (813) 938-3114
                                               --------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class             Name of each exchange on which registered
           NONE                      -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90
days. Yes  [X]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB [ ]

Issuer's Revenues for its most recent fiscal year:  $2,669,616.

As of February 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $24,960,160. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was 4 7/8.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of February 7, 1997: 7,151,984.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders: (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

         Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 1997.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]; No [X]

FORWARD LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         CRYO-CELL International, Inc., a Delaware Corporation, incorporated on September 11, 1989, is engaged in cryogenic storage and the design and development of cryogenic storage devices used in its storage programs. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and related items, in securing patents on the same, in initiating the development of a cellular banking network which the Company refers to as its Lifespan/service mark/Program (described below in more detail).

         The Company believes that the cellular storage unit will provide the user with an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The unit is controlled by a computer system which automatically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be automatically retrieved by computer and removed from the cellular storage unit on an individual basis without room temperature air entering the chamber and affecting the other stored specimens. The Company is the assignee of all patents on the units.

BACKGROUND

         Nearly fifty years ago researchers discovered that cells could be cryopreserved at a low temperature state in which all cellular activity would cease until the specimens were thawed i.e. cryopreservation. Historically, cryopreservation was required for organ transplants, blood banks and medical research. Today cryopreservation is an integral component of evolving cellular therapies.

CELL BANKING

         Stem cells are the main ingredient found in bone marrow. Stem cells can be kept alive in a cryogenic environment and then infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). The opportunity to use an individuals own marrow for a transplant is dependent upon whether the cancer has entered the marrow system (metastasized). Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease.

         Stem cells can be found in umbilical cord and placenta blood ("cord blood stem cells") which can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. As of the end of 1996, over 300 (compared to approximately 100 at the end of 1995) cord blood transplants have been performed. The Company believes that parents will want to save and store these cells for potential future use by their child. These stem cells could also have a 1 in 4 chance of being compatible for use by a sibling.

         The Company believes that the market for cord blood stem cells is enhanced by the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, individuals now can store their cells as a practice of preventative medicine. The ability to store these cells not only provides advantages to the people storing their own cells, but through donations, cellular storage can supplement the current efforts of the bone marrow registries by increasing the number of donors available and, accordingly, the chances of a successful match if a transplant is ever necessary.

         Another significant application for cellular storage is the storage of cancerous tumor tissue taken from a newly diagnosed patient prior to commencing treatment. This tissue could serve several functions in support of the treatment process. First, it may provide a vehicle for the doctor to test the effects of a proposed course of treatment on the diseased tissue prior to administering it to the patient. Secondly, the effects of a course of treatment could be monitored by comparing tumor cells gathered after the treatment to those stored from prior to the commencement of treatment.

         Sperm storage is another potential use of the Company's unit. Male cancer patients of child bearing age can store sperm to protect their ability to have children in the event they are rendered impotent due to chemotherapy or radiation treatment. The database of stored specimens is designed to improve the identification process which could provide greater assurance that the correct sperm cells are retrieved.

         New medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

CCEL CELLULAR STORAGE UNITS

         Currently available units from other providers of cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens and can expose the remaining stored specimens to ambient temperature. CRYO-CELL has designed and holds patents on a system which the Company believes makes use of the latest in computer and robotics technology. This can eliminate some of the major shortcomings of the current units.

         The Company's technology involves patented, multi-faceted cellular storage units. The Company believes its technology provides an improved method for storing human cells, such as cord blood and peripheral stem cells, cancer cells, sperm and other cells in liquid nitrogen and/or liquid nitrogen vapor or other media conducive to short or long-term cellular storage.

         The unit is currently assembled by an independent manufacturer utilizing the Company's patented design. A production prototype is currently awaiting voluntary approval by Underwriters Laboratories ("U/L") and, accordingly, is not currently operating. The Company's current plans are not to utilize its cellular storage units in hospitals until it receives U/L approval.

         There can be no assurance that the Company's cryopreservation technology will accomplish its intended goals and function in an operational setting in the manner as intended.

         To harvest the umbilical cord stem cells, the delivering Physician or one of their staff removes the blood from the umbilical cord and the placenta utilizing the Umbilical Cord Blood Collection Kit ("Kit") developed by CRYO-CELL. The Kit contains everything needed to collect specimens, including both instructions for the medical professional and for delivery of the specimens to the Lifespan /service mark/ center. The Kit is being manufactured by an independent organization and provided to the client as part of the collection fee.

LIFESPAN/service mark/CENTERS

         A key factor of the CRYO-CELL business strategy is its Lifespan /service mark/Cellular Banking Network program. Under the Lifespan/service mark/program, the Company provides the technology, equipment and maintenance to the medical facility without charge. The Lifespan/service mark/participant provides the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. Typically, the revenues from a Lifespan/service mark/project will be divided 75% to the Company and 25% to the Lifespan/service mark/participant. This arrangement enables the Lifespan/service mark/facility to expand their cellular storage capabilities, offer new services and create a source of ongoing revenue.

         CRYO-CELL established a Lifespan/service mark/Center in 1996 at the Illinois Masonic Medical Center in Chicago which is a World Health Organization ("WHO") Collaborating Center for Prevention of Genetic Disorders. The Company is storing the Lifespan/service mark/Center's specimens in a standard CryoMed unit.

         In the future, it is the intention of the Company to link the various CRYO-CELL ("CCEL") units throughout the country through a communications network. Through the Lifespan/service mark/Network, locating a specimen will be a simple and efficient procedure, because any computer system on the network would be the gateway to the entire network. This could reduce costs for the patient when compared to the average cost of locating a bone marrow donor.

         The Company's strategic plan is to develop an international cellular banking network based on its patented technologies. The Company is focusing on building alliances through its Lifespan/service mark/Program as well as its Revenue Sharing Program with university/medical centers and medical organizations.

         There can be no assurances as to the success of the Lifespan/service mark/program or the Company's ability to develop the communication network.

MARKETING CELLULAR STORAGE SERVICE

         Over 4.4 million babies are born in the United States annually. The Company has targeted the stem cell cryopreservation market as its initial focus.

         News media covering stem cell transplants serves to educate expectant parents about the benefits of storing cord blood stem cells for future medical benefits. Because the technology is new and evolving, the over 300 transplants conducted to date have attracted media attention. Furthermore, articles have appeared in popular newspapers and journals prompting expectant parents to call the Company, hospital or university and obtain information regarding storing their child's stem cells. The Company believes that future stem cell transplants and medical updates will attract media attention to this life saving technology. This form of marketing comes at minimal cost to the Company.

         CRYO-CELL has established a Medical & Scientific Advisory Board composed of 25 researchers, physicians and scientists from various fields such as oncology, stem cell research, hematology, genetic research, assisted reproduction and other specialties. Many of the Company's Advisory Board members are heads of their departments and are committed to cellular storage as part of new services to improve patient care and save lives. As various Lifespan/service mark/sites are implemented, the Board members have expressed interest in conducting educational seminars for their peers at the Lifespan/service mark/facility and other facilities to promote public awareness.

         CRYO-CELL has developed a series of videos demonstrating the CCEL Cellular Storage Unit and showing the Medical & Scientific Advisory Board having their first annual meeting. As the CCEL units are delivered and prior to commencing the cellular storage program, the Company intends to develop a series of specialized videos along with an information kit which will be sent to physicians and care givers in the local area. This will serve to educate individuals as to the services available.

         The Company's marketing plan includes a video library which will contain news segments that have specifically revolved around the CCEL unit as well as a more general library of news segments discussing the benefits of storing cord blood. Additionally, CRYO-CELL maintains a database of newspaper articles relating to cellular storage.

         The Company markets its cellular banking services by targeting expectant parents through direct information to obstetricians, pediatricians, Lamaze instructors, childbirth educators, certified nurse-midwifes and other related healthcare professionals. In addition, the Company exhibits at conferences, trade shows and other media which focus on the expectant parent market.

REVENUE SHARING AGREEMENTS

ARIZONA. As of February 28, 1995, the Company entered into a Revenue Sharing Agreement with two private investors. The revenue interest entitles the investors to a 50% share of the Net Revenues (defined as the revenues after expenses for running the Lifespan/service mark/Program) from all cellular storage activities in Arizona. In exchange, the Company received a total of $1,800,000 in negotiable demand notes to be paid in 25% annual installments ($450,000 plus interest at prime rate) annually, commencing April 30, 1996.

         In January, 1996, the notes were restructured to provide for an accelerated payment of the $450,000, originally due April 30, 1996, to January of 1996. This was in exchange for the payment of future amounts to be due and payable out of revenues generated from the Lifespan/service mark/Program. Since the restructuring made the repayment of the $1,350,000 note based upon future revenue, the Company does not carry the note as a receivable and has not recorded this portion of the income.

ILLINOIS. In 1996, the Company signed a series of agreements with a group of investors entitling them to a 50% share in CRYO-CELL's portion of net revenues generated by the Cellular Storage Unit located in the Illinois Masonic Medical Center.

Bio-Stor. On April 12, 1996, the Company signed a Revenue Sharing Agreement with Bio-Stor International, Inc. ("Bio-Stor"), of Red Bank, New Jersey. Under the terms of the agreement, Bio-Stor is to pay CRYO-CELL $1,000,000 for revenue sharing on 30,000 cellular storage half-spaces on an ongoing basis "To date" $900,000 has been received. The agreement also provides Bio-Stor an option to increase their permanent agreement to cover 150,000 cellular storage half-spaces for an additional $4,000,000. Bio-Stor was formed for the purpose of being involved in multi-faceted cellular storage. The agreement has been extended until October 12, 1997, to permit Bio-Stor to seek an underwriting for an initial public offering in order to exercise their option. The extended agreement now covers 33,000 half-spaces per unit or 165,000 half-spaces in total.

         ORNDA HEALTHCARE CORPORATION. On November 30, 1996, the Company signed dual joint venture agreements with OrNda HealthCorp, a Nashville based chain of 50 hospitals. Under the terms of the Lifespan/service mark/segment of the agreement, CRYO-CELL will provide OrNda, the use of two CRYO-CELL patented Cellular Storage Units, each with an approximate 35,000 storage capacity. In addition to OrNda receiving 25% of the $50 per specimen annual cellular storage fees, CRYO-CELL will provide "pro-bono" spaces within units for important research in cryopreservation of stem cells for the future medical benefit of OrNda's patients. In addition to the Lifespan/service mark/agreement, two "one-third" Revenue Sharing Agreements were purchased in which OrNda agreed to pay CRYO-CELL $666,666.

         Subsequent to the Company's fiscal year end at November 30, 1996, OrNda completed its payment of $666,666 to the Company.

         GAMIDA-MEDEQUIP. On November 27, 1996, the Company announced that an agreement had been signed with Gamida-MedEquip, Ltd. for exclusive rights to operate a Lifespan/service mark/cellular storage facility in Israel. The terms of the agreement provide for Gamida to retain the first 10% of all gross revenues to be applied toward the cost of operations. Thereafter, CRYO-CELL will receive:



         50% on the first US $1,000,000 gross revenues
         45% on $1,000,001 to $1,500,000 gross revenues
         40% on $1,500,001 to $2,000,000 gross revenues
         35% on $2,000,001 to $2,500,000 gross revenues
         30% on all revenues over $2,500,000 gross revenues


These percentages are on annual gross revenues and will be recomputed according to the above revenue figures annually.

         In addition, according to the terms of the agreement, CRYO-CELL will receive 50% of all licensing or Revenue Sharing Agreement fees generated by Gamida-MedEquip in Israel. CRYO-CELL will also receive a total of US $500,000 for the Lifespan/service mark/agreement and unit lease.

         Gamida will be responsible, at their expense, for all Lifespan/service mark/ Center operations, marketing activities in Israel as well as training their technicians in the United States. CRYO-CELL will also receive a portion of the revenues from the allogeneic cell bank which will be initiated by Gamida-MedEquip in Israel.

Gamida is currently involved in the distribution of products and/or services in Israel for such leading companies as Baxter Healthcare, Pacesetters (St. Jude), Polystan, Gish Biomedical, Sequus USA, JMS Japan and Elekta Germany.

SACHEM CORPORATE FINANCE, LTD. On February 18, 1997, subsequent to the end of the Company's most recent fiscal year end, the Company announced that it had sold two Single Unit Revenue Sharing Agreements for $2,000,000 to an associate firm of Sachem Corporate Finance, Ltd.

         The agreement covers revenue sharing in two units to be located in CRYO-CELL Lifespan/service mark/sites in the United States. A $400,000 non-refundable deposit was paid to CRYO-CELL in the form of 100,000 shares of a NASDAQ small cap stock at a market value slightly in excess of $400,000 at the time of the transaction. The $1.6 million cash balance is due in full by May 31, 1997. Upon receipt of the entire

$2,000,000 on a timely basis, CRYO-CELL has granted Sachem the right to purchase an additional three Single Unit Partnerships for $3,000,000. These must be outside the U.S. and could include Australia, where CRYO-CELL has recently received a patent for its cellular storage technology.

         After the full $2,000,000 payment has been made, Sachem, which is headquartered in London, England, will be granted a 10% management equity position in CRYO-CELL's planned European operation. While Sachem will be active in European expansion, William C. Hardy, President and Chief Operating Officer of CRYO-CELL, will assist in the development of the overseas management team. Mr. Hardy has extensive contacts overseas, having served as Chief Executive Officer of the North American division of Arjo, Inc., a Scandinavian company.

         The Company can give no assurances as to the time it will take to develop an international cell banking network or if such a network will prove profitable.

PATENTS

         The Company has been granted patents with respect to its cellular storage unit. In addition the Company has filed several additional United States and foreign patents. There can be no assurances, however, that the pending patent applications will be issued as patents or, if issued, that the patents will provide the Company with significant protection against competitors. The Company has made application for the Lifespan/service mark/service mark.

COMPETITION

         The Company is aware of several competitors in the marketplace. Each of these companies charges a considerably higher price for its service than CRYO-CELL. The Company believes it will be able to successfully compete due to its patented computer controlled cellular storage unit which will provide a much greater secure storage capacity than is available with existing equipment. There can be no assurance, however, that any patented technology will afford the Company commercially significant advantage over existing or potential competitors. Moreover, there can be no assurance that alternative methods for cryopreservation will not be developed by someone with far greater resources that would compete with the Company's cryogenic unit.


RESEARCH AND DEVELOPMENT

         The Company has expended $111,499 during 1996 and $129,939 during 1995, on research and development which was spent on the development and refinement of the production version of the cellular storage unit. The Company does not anticipate that any of these costs will be borne by customers.


GOVERNMENT REGULATION


         Since inception of the development of the unit, it has been the opinion of management and legal counsel that the CCEL Cellular Storage Unit is a class I device and falls under the Food and Drug Administration's (FDA) regulations at 21 C.F.R. ss. 862.2050 ("general purpose laboratory equipment labeled and promoted for a specific medical use"). Devices regulated under 21 C.F.R. ss.
862.2050 are specifically exempt from the 510(k) notification requirements. There is no assurance that in the future the FDA would not classify the unit as a class II device requiring the Company to file for an equivalency in order to be able to continue commercial use of the unit.

         If the Company is required to file for equivalency to existing equipment, the notification under section 510(k) of the Federal Drug Act will include statements that the cellular storage units for cryopreservation are substantially equivalent to cryopreservation units on the market prior to the enactment of the Medical Device Amendments of 1976. Total review time, according to statistics published in MDDI Reports (Medical Devices, Diagnostics & Instrumentation) by F-D-C- Reports Inc., for all 510(k)s approved by the FDA as of October 19, 1995, was 135 days, on average, with 1/2 being completed in 91 days or less. If the cryopreservation unit is so accepted as substantially equivalent by the FDA, marketing can continue. There is no assurance that the FDA will allow an equivalency.

         In the event that the cryogenic unit is not accepted as substantially equivalent by the FDA it would require the Company to develop significant test data proving the reliability of the unit which would take a significant amount of time. Also, there can be no assurance that the Company will be granted the right to produce the unit for distribution in the U.S. or that if it is granted the right, it will be accomplished in a time frame that will not negatively impact the potential future revenue of the Company.


EMPLOYEES

         At present there are 9 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer. William
C. Hardy serves as President and Chief Operating Officer. Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees to be excellent and therefore does not contemplate any labor disputes.


NET/TECH INTERNATIONAL, INC.


         CRYO-CELL owns 2,037,929 shares of Net/Tech International, Inc. common stock (Net/Tech NASD Bulletin Board symbol...NTTI) which represents 36% of the outstanding shares (5,697,212 shares total) of this company. Net/Tech has received a patent for a Hygiene Guard hand washing system. This system will monitor whether employees have washed their hands after using the restroom facilities prior to returning to their workplace. In addition, the officers and directors of the Company own 431,167 shares of Net/Tech stock (7.6%). Net/Tech activities to date have been limited to purchasing the technology and acquiring hand made prototypes and applying for patent protection. Net/Tech as a company faces all the risk of a new business venture. Net/Tech believes its products will be useful in addressing disposal problems in the medical and food industries. Several Directors of the Company are currently members of the Board of Directors of Net/Tech, and therefore, the Company takes an active role in the major decisions of Net/Tech.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company is renting office space on a short term lease through mid 1997 in Safety Harbor, Florida. Subsequent to the balance sheet date, the Company entered into a long term lease on a new, free-standing headquarters building containing 7,500 square feet. The facility will contain executive offices, conference and training center, testing and typing laboratory, cellular storage facilities and supporting areas and is expected to be occupied in the summer of 1997.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has never been named as a defendant in any lawsuit.

         In July of 1996, the Company filed suit in the Superior Court of the State of California, in San Francisco, naming Cord Blood Registry, Inc., Jesse Kramer, David T. Harris, The Board of Regents University of Arizona and other defendants. The multi-count lawsuit, seeking millions of dollars in damages, alleges among other things: breach of contract, fraud and deceit, misrepresentation, unfair competition, and trade libel. In addition, the Company seeks damages, including punitive damages, resulting from the alleged misappropriation of funds belonging to CRYO-CELL in connection with cellular storage by its customers.

         The Company believes the suit has merit and the allegations can be proven. It has been established that the defendants have contractually indemnified each other. Their contract stipulates an insurance program which covers "the defendants' wrongful use of CRYO-CELL's material and interference of a legitimate business arrangement between CRYO-CELL and the University of Arizona". Litigation is proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


         The Company's common stock has been trading on the Over-The-Counter market since January 10, 1991, the date of the Company's initial public offering. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company's common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.



                                     HIGH                LOW
                                     ----                ---

1995
----
February 28, 1995                    5                  1 3/4
May 31, 1995                         6 7/8              3 1/8
August 31, 1995                      5 3/8              2 3/4
November 30, 1995                    3 3/4              1 3/8

1996
----
February 29, 1996                    3 1/2              3 1/8
May 31, 1996                         5 1/2              4 3/8
August 31, 1996                      6 1/4              5 3/4
November 30, 1996                    4 1/8              3 15/16



         In January of 1997, the Company's stock began trading on the NASDAQ Small Cap market.

         The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

         As of January 31, 1997, the Registrant had 386 shareholders of record, and management believes there are approximately 750 additional beneficial holders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 1996, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.


GENERAL

The Company is engaged in cellular storage and the design of cryogenic storage devices used in its storage programs. The Company has been financed primarily through both the private and public equity markets.

The revenue recognized to date has been almost exclusively from the sale of Revenue Sharing Agreements which has become part of the Company's planned principal operations. The Company's shift to a greater reliance on sale of Revenue Sharing Agreements is responsible for its emergence from a development stage enterprise.

RESULTS OF OPERATIONS


SALES. For the year ended November 30, 1996, the Company had revenues of $2,669,616 compared to $500,000 in the prior fiscal year. The increase reflects the sale of a greater number of Revenue Sharing Agreements than in the prior period. Storage revenues in 1996 were minimal.

COST OF SALES. In the fiscal year ended November 30, 1996, cost of sales were $292,708 while there was no cost of sales recorded in the prior year. This increase represents the assignment of a proportionate share of the value of equipment associated with the Revenue Sharing Agreements to cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the twelve months ended November 30, 1996, were $1,398,630 as compared to $710,025 in 1995. The increase reflects the expense of market development, lab operations support and client services associated with the Lifespan/service mark/Centers and Revenue Sharing Agreements, the expense of voluntary regulatory approval for the Company's cellular storage unit, continued product development, and the establishment of an expanded management team to handle the anticipated growth.

LOAN SETTLEMENT EXPENSE. Loan settlement expense during the twelve months ended November 30, 1996, was $95,251 as compared to $240,428 in 1995. These two figures represent final adjustments associated with the conversion of a loan to Net/Tech International, Inc. into Net/Tech common stock.

RESEARCH AND DEVELOPMENT EXPENSES. Research and Development expenses during the twelve months ended November 30, 1996, were $111,499 as compared to $129,939 in 1995. The reduction of $18,440 reflects lower spending since the Company's second generation cellular storage unit is into production.

OTHER. During the twelve months ended November 30, 1996, the Company realized a gain of $150,000 on the sale of common stock of Net/Tech International, Inc. There was no similar gain in 1995. During fiscal 1996 the Company wrote off $146,506 for patents no longer considered necessary by the Company. There was not a similar write-off in 1995. During fiscal 1996, the Company recognized the equity in the loss of its unconsolidated affiliate (Net/Tech International, Inc.) of $79,629 as compared to zero in the 1995. The Company recognized a provision for income taxes of $38,064 in 1996 as compared to zero in 1995. The Company utilized approximately $774,000 of tax loss-carryforward in 1996.

MATERIAL FOURTH QUARTER ADJUSTMENTS. The results for the fourth quarter ending November 30, 1996, include the following adjustments: (1) the assignment of a proportionate share of cellular storage unit cost to the related Revenue Sharing Agreement revenue (cost of sales expense of $292,708), (2) the abandonment of patents no longer considered necessary (added $146,506 to Other Expense), and
(3) the reversal of $200,000 of revenue recognized in the prior quarter since it is dependent on a contingent event. Taken together, these fourth quarter adjustments had a significant adverse effect on fourth quarter earnings.


LIQUIDITY AND CAPITAL RESOURCES


At November 30, 1996, the Company had cash and cash equivalents of $1,079,531 as compared to $11,536 at the end of fiscal 1995. The significant improvement in the Company's liquidity primarily reflects increased profits from the sale of Revenue Sharing Agreements during fiscal 1996.

As noted earlier, the Company has been financed from inception primarily through both the private and public equity markets. In this way the Company has laid the foundation for further growth while at the same time it ended fiscal 1996 with no long term debt.

Subsequent to the balance sheet date, the Company entered into a seven year lease on a new, free-standing headquarters building containing 7,500 square feet. The facility will contain executive offices, conference and training center, testing and typing laboratory, cellular storage facilities and supporting areas. Construction is expected to be completed in the summer of 1997. Annual lease commitments for the facility beginning in mid-fiscal 1997 are expected to be approximately $120,000 per year. Capital expenditures related to the facility are anticipated to be approximately one-million dollars over the next several years.

The Company has six cellular storage units which have been funded thus far (original value $900,000). In addition, the Company has twenty-eight units of blood separation equipment (original value $1,000,000). Future capital expenditures are dependent on the rate at which the Company opens additional storage centers.

The Company anticipates that cash reserves plus cash flows from operations in fiscal 1997 will be sufficient to fund its growth and that cash flows from operations will depend primarily on the sale of additional revenue sharing agreements.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK


The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

MARKET ACCEPTANCE FOR CRYOPRESERVED STEM CELLS. The cryopreserved stem cell market is a relatively new market and while the Company believes it will gain increasing popularity, there can be no assurance that the growth of this market will meet the Company's expectations.

ACCEPTANCE OF THE COMPANY'S CELLULAR STORAGE TECHNOLOGY. Although the Company believes that its patented cellular storage technology will be accepted, there can be no assurance that the Company's cryopreservation technology will function in an operational setting in the manner as intended or develop a profit center for the Company.

ABILITY TO SELL ADDITIONAL REVENUE SHARING AGREEMENTS. The Company's selling of Revenue Sharing Agreements has assisted it in ending this last fiscal year with no long term debt. The Company envisages an increasingly lesser reliance on these Agreements as storage revenue increases. However, Revenue Sharing Agreements will continue to play a key role in the Company's cash flow from operations for the foreseeable future. There can be no assurance that the Company will be successful in continuing to market these Agreements.

POSSIBLE NEED FOR ADDITIONAL CAPITAL. The Company believes it will generate sufficient revenues to fund its operations. However, should the Company's sources of revenue, primarily the Revenue Sharing Agreements, not materialize as management anticipates, the Company may seek additional capital from public or private sources. There can be no assurance that such capital will be available or, if available, that the terms of its availability will not be adverse to the existing shareholders of the business.

COMPETITIVE ENVIRONMENT. In the Company's opinion, the potential life saving need for cryopreserved stem cells is likely to attract additional competitors in the market. The Company believes its storage technology edge will enable it to offer a more price-competitive service than its competitors. However, there can be no assurance that competitors with more financial and technical resources will not adversely affect the Company's business.

UNEVEN PATTERN OF QUARTERLY OPERATING RESULTS. The Company's revenue in general, and in particular its Revenue Sharing Agreement revenues, are difficult to forecast and can vary from quarter to quarter due to various factors, including
(1) the relatively long sales cycles for these Agreements, and (2) the size and timing of individual Agreement transactions. Accordingly, the Company's quarterly results are difficult to predict and delays can cause quarterly revenues and net income to fall significantly short of anticipated levels.

MANAGEMENT OF GROWTH. The Company anticipates rapid growth in capitalizing on the opportunity in cryopreserved stem cells. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain qualified employees, forecast revenues and control expenses. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of the protections provided under applicable patent, copyright, trademark and trade secret laws. It also relies on confidentiality procedures and licensing arrangements to establish and protect its rights in its products and services. Despite the Company's efforts to protect these rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

INTERNATIONAL SALES. Although international sales have not been a factor to date, the Company believes this market to offer attractive potential. Such growth in international business will be subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

CRYO-CELL INTERNATIONAL, INC.

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Report of Independent Public Accountants                             16

Consolidated Balance Sheets                                          F-1

Consolidated Statements of Profit and Loss                           F-3

Consolidated Statements of Cash Flows                                F-4

Consolidated Statements of Shareholders' Equity                      F-6

Consolidated Notes to Financial Statements                           F-8

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                  [LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
      CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of income (loss), shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYO-CELL International, Inc. and subsidiaries as of November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                MIRSKY, FURST & ASSOCIATES, P.A.


Fort Lee, New Jersey
February 3, 1997

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                     ASSETS
                                     ------
                                                                               NOVEMBER 30           NOVEMBER 30
                                                                                   1996                 1995
                                                                                ----------           ----------
CURRENT ASSETS
   Cash and cash equivalents                                                    $1,079,531           $   11,536
   Accounts receivable (net of reserve of $2500 in 1996)                           673,533                    0
   Convertible notes receivable (net of reserve of $394,324 in 1995)                     0               76,951
   Notes receivable (net of reserve of $5,000 in 1995)                                   0              450,000
   Inventory                                                                        13,628                    0
   Prepaid expenses                                                                 22,839                    0
                                                                                ----------           ----------
                 Total Current Assets                                            1,789,531              538,487
                                                                                ----------           ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net                                                   2,044,454            1,688,013
                                                                                ----------           ----------

OTHER ASSETS

   Intangible assets (net of amortization of
        $30,531 and $36,223, respectively)                                          67,630              218,821
   Deposit on equipment                                                            250,000              600,000
   Security deposits                                                                 5,971               18,710
   Investment in unconsolidated affiliate                                           50,138                    0
                                                                                ----------           ----------
                 Total Other Assets                                                373,739              837,531
                                                                                ----------           ----------



                 TOTAL ASSETS                                                   $4,207,724            $3,064,031
                 ------------                                                   ==========            ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      NOVEMBER 30        NOVEMBER 30
                                                                          1996               1995
                                                                      -----------        -----------

CURRENT LIABILITIES
   Accounts payable                                                   $    86,433        $    74,033
   Accrued revenue sharing expense                                        292,708                  0
   Other accrued expenses                                                  93,823             50,851
   Income taxes payable                                                    37,334                  0
   Loans payable                                                                0             88,000
   Convertible notes payable                                                    0            250,000
   Obligation under capital leases                                          8,296             16,970
                                                                      -----------        -----------

                 Total Current Liabilities                                518,594            479,854
                                                                      -----------        -----------

OTHER LIABILITIES
   Obligations under capital lease (net of current portion)                     0              7,169
   Deposits                                                                30,000             30,000
   Commitments and contingencies                                                0                  0
                                                                      -----------        -----------

                 Total Other Liabilities                                   30,000             37,169
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                          0                  0
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized;  7,151,984 at November 30, 1996 and                      71,520             70,553
      7,055,290 at November 30, 1995 issued and outstanding)
   Additional paid-in capital                                           6,473,085          5,972,672
   Accumulated deficit                                                 (2,885,475)        (3,496,215)
                                                                      -----------        -----------


                 Total Stockholders' Equity                             3,659,130          2,547,010
                                                                      -----------        -----------

                 TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                              $ 4,207,724        $ 3,064,031
                                                                      ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED

                                             NOVEMBER 30           NOVEMBER 30
                                                1996                   1995
                                             -----------           -----------

Revenue                                      $2,669,616             $  500,000
                                             ----------             ----------

Costs and Expenses:
  Cost of sales - revenue sharing               292,708                      0
  Selling, general & administrative expenses  1,398,630                710,025
  Loan settlement expense                        95,251                240,428
  Research and development expenses             111,499                129,939
  Depreciation and amortization                  53,357                 62,484
                                             ----------             ----------
           Total Cost and Expenses            1,951,445              1,142,876
                                             ----------             ----------
Operating Profit (Loss)                         718,171               (642,876)
                                             ----------             ----------
Other Income and (Expense):
  Interest income                                27,668                 38,176
  Interest (Expense)                            (14,135)                     0
  Gain on sale of unconsolidated affiliate's
    stock                                       150,000                      0
  Write-off of patents abandoned as
    unnecessary                                (146,506)                     0
                                             ----------             ----------
           Total Other Income                    17,027                 38,176
                                             ----------             ----------

Income (Loss) before equity in net loss
   of unconsolidated affiliate and
   provision for income taxes                   735,198               (604,700)

Provision for income taxes                       44,829                      0
Equity in net loss of unconsolidated
   affiliate                                     79,629                      0
Net Income (Loss)                            ----------             ----------
                                               $610,740              $(604,700)
                                             ==========             ==========
Net Income (Loss) Per Share                  $     0.09             ($    0.09)
                                             ==========             ==========

Number of Shares Used in Computation          7,176,428              6,919,967
                                             ==========             ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED


                                                 NOVEMBER 30         NOVEMBER 30
                                                    1996                1995
                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                           $ 610,740           $ (604,700)
     Adjustments to reconcile net income
      (loss) to cash provided by (used
      for) operating activities:

     Depreciation and amortization                  53,357               62,484
     Interest income                                 6,857                    0
     Write-off of patents abandoned as
       unnecessary                                 146,506               26,630
     Write-off of prototype                              0               20,073
     Loan settlement expense                        95,251              240,428
     Allowance for bad debts                         2,500               30,000
     Equity in loss of unconsolidated
       affiliate                                    79,629                    0
     Consulting expense                            208,053                    0
     Proceeds on sale of unconsolidated
       affiliate's stock                          (150,000)                   0
     Changes in assets and liabilities:
       Accounts and convertible notes
         receivable                               (694,333)                   0
       Notes receivable                            455,000             (455,000)
       Inventory                                   (13,628)                   0
       Prepaid expenses                            (22,839)               5,897
       Accrued interest receivable                       0              (36,639)
       Accounts payable                             12,402                4,175
       Accrued expenses                            335,680               15,752
       Income taxes payable                         37,334                    0
       Deposits and other                           12,575               17,276
                                                 ---------             --------
Net cash provided by (used for) operating
  activities                                     1,175,084             (673,624)
                                                 ---------             --------
Cash flows from investing activities:

       Purchases of property and equipment-net    (105,113)             (10,626)
       Patent and trademark acquisition costs            0               (9,196)
       Advances made on convertible note
         receivable                                (18,550)            (219,788)
       Proceeds from sale of investee stock        150,000                    0
                                                 ---------            ---------
Net cash provided (used for) investing
  activities                                     $  26,337            $(239,610)
                                                 ---------            ---------


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDED

                                                           NOVEMBER 30        NOVEMBER 30
                                                              1996               1995
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                              $ 170,417          $ 877,466
     Loan proceeds                                            88,662             38,000
     Repayment of debt                                      (376,662)                 0
     Loan advances to affiliated company                     169,357                  0
     Principal payments under capital leases                 (15,843)           (14,027)
     Loan repayments from affiliated company                 169,357                  0
                                                           ---------           --------
   NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES:    (133,426)           901,439
                                                           ----------          --------
    Increase (decrease) in cash and cash equivalents       1,067,995            (11,795)

Cash and cash equivalents:

     Beginning of year                                        11,536             23,331
                                                          ----------           --------
     End of year                                          $1,079,531           $ 11,536
                                                          ==========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                                             $   45,436           $      0
                                                          ----------           --------
     Income taxes                                         $    7,496           $      0
                                                          ----------           --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Deposits for equipment in the amount of $600,000 were converted into equipment.

Consulting expenses of $208,053 were paid with the issuance of common stock.

The Company received 517,211 shares of Net/Tech common stock as payment for advances and $6,857 current year interest income.


The accompanying notes to consolidated financial statement are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SAHREHOLDERS' EQUITY

                                                                                                                     TOTAL
                                                                                ADDITIONAL                           SHARE-
                                                      COMMON STOCK               PAID-IN          ACCUMULATED        HOLDERS'
                                               SHARES            AMOUNT          CAPITAL            DEFICIT          EQUITY
                                               ------          ----------      -----------       -----------       -----------
BALANCE NOVEMBER 30, 1994                      6,607,560       $   66,076      $ 4,099,684       ($2,891,515)      $ 1,274,245
                                               =========       ==========      ===========       ===========       ===========
DECEMBER 1, 1994 TO
  NOVEMBER 30, 1995


Shares issued at $2.99 per share                67,000            670           199,330                               200,000


Shares issued at $4.00 per share                50,000            500           199,500                               200,000

Shares issued at $5.00 per share
   For blood separation equipment              200,000          2,000           998,000                             1,000,000

Shares issued at $3.50 per share                30,000            300           104,700                               105,000

Shares issued at $3.95 per share                60,000            600           236,557                               237,157

Shares issued at $4.04 per share
    For services provided                       25,000            250           100,750                               101,000

Shares issued at$2.50 per share
    For services provided                        3,230             32             8,043                                 8,075

Shares issued at $2.50 per share                 2,500             25             6,225                                 6,250

Shares issued at $2.00 per share                10,000            100            19,883                                19,983

Net(Loss)                                                                                          (604,700)        (604,700)
                                               -------      ---------         -----------       -----------         ---------

BALANCE NOVEMBER 30, 1995                    7,055,290      $  70,553         $ 5,972,672       ($3,496,215)       $2,547,010
                                             =========      =========         ===========       ===========        ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SAHREHOLDERS' EQUITY


                                                                                                                            TOTAL
                                                                                        ADDITIONAL                          SHARE-
                                                               COMMON STOCK              PAID-IN        ACCUMULATED        HOLDERS'
                                                           SHARES          AMOUNT         CAPITAL         DEFICIT          EQUITY
                                                        -----------     -----------     -----------     -----------      -----------
BALANCE NOVEMBER 30, 1995                                 7,055,290     $    70,553     $ 5,972,672     ($3,496,215)     $ 2,547,010
                                                        ===========     ===========     ===========     ===========      ===========

Shares Issued Upon
  Exercise of Options at $4.00 per share                      5,000              50          19,950                          20,000

Shares Issued Upon
  Exercise of Options at $3.00 per share                     50,000             500         149,500                         150,000

Shares Issued
  For Consulting Services                                    41,694             417         208,053                         208,470

Increase in carrying value accounting
  for Unconsolidated Affiliate                                                              122,910                         122,910

Net Income                                                                                                  610,740         610,740
                                                        -----------     -----------     -----------     -----------      ----------

BALANCE NOVEMBER 30, 1996                                 7,151,984     $    71,520     $ 6,473,085     ($2,885,475)     $3,659,130
                                                        ===========     ===========     ===========     ===========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LINE OF BUSINESS

         The Company was incorporated in Delaware on September 11, 1989. The Company is engaged in cryogenic storage and the design and development of cryogenic storage devices used in its storage programs. The revenue recognized to date has been almost exclusively from the sale of Revenue Sharing Agreements which has become part of the Company's planned principal operations. The Company's shift to a greater reliance on the sale of Revenue Sharing Agreements is responsible for its emergence from a development stage enterprise.

         The Company formed Safti-Cell, Incorporated, CCEL Immune System Technologies, Inc. , CCEL Expansion Technologies, Inc. and CCEL Bio-Therapies, Inc. in Delaware in calendar year 1993. As of November 30, 1996, no shares have been issued for any of these subsidiaries. CCEL Immune System Technologies, Inc. has opened a bank account but has had no activity in it for the year ended November 30, 1996, and none of the other subsidiaries has any financial activity but are all consolidated with the Company. The Company has retained these corporations for possible future use.

REVENUE RECOGNITION

         Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured.

         Equipment costs related to the agreement are expensed in the period in which the sale is recorded.

         Cryogenic storage fees are recognized ratably over the storage period.

CONCENTRATION OF CREDIT RISKS

         During 1996, nearly all of the Company revenues were derived from four Revenue Sharing Agreements.

         Financial instruments that potentially subject the Company to concentration of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Reclassifications have been made to the prior year's Consolidated Financial Statements to conform to the fiscal 1996 presentation.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTS  POLICIES - CONTINUED

CASH AND CASH EQUIVALENTS

         Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

ACCOUNTS RECEIVABLE

         Accounts receivable consist primarily of amounts related to the sale of Revenue Sharing Agreements. These amounts have been collected subsequent to the balance sheet date.

INVESTMENT

         The investment in Net/Tech International, Inc., ("Net/Tech") by CRYO-CELL is being accounted for on the equity method.

         The following is a summary of Net/Tech assets, liabilities and results of operations as of November 30, 1996:
                                                    November 30     November 30
                                                       1996            1995
                                                    ---------       ---------
Cash                                                $  77,560       $       0
                                                    ---------       ---------
Net Fixed Assets                                       13,539           1,604
                                                    ---------       ---------
Total Assets                                          177,485          83,989
                                                    ---------       ---------

Total Current Liabilities                              28,851         507,432
                                                    ---------       ---------
Total Stockholders Equity (Deficit)                   145,370        (423,443)
                                                    ---------       ---------
Net Loss for the Period                               198,241         235,508
                                                    ---------       ---------

PROPERTY AND EQUIPMENT :

         Property and Equipment are stated at cost. Depreciation is computed using a straight-line method over estimated useful lives.

         Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and resulting profit or loss will be reflected in income. Expenditures for maintenance and repairs are charged to income as incurred.

         Estimated useful lines are as follows:

                  Machinery and Equipment                     5 - 10
                  Furniture and  Fixtures                     5 -  7

         In 1995, Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," was issued and is effective for fiscal years commencing after December 15, 1995. The future adoption of SFAS 121 is not expected to have a material effect on the Company's financial statements. In the current year, the Company adopted a policy of expensing the portion of equipment costs related to the Revenue Sharing Agreements. The expense has been classified as a cost of goods sold.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 1 -  SUMMARY OF  SIGNIFICANT ACCOUNTING  POLICIES - CONTINUED

INTANGIBLE ASSETS

         Costs incurred in connection with filing patent and trademarks applications are capitalized. Patents and trademarks granted are amortized on a straight line basis over a lifetime of 10 and 3 year, respectively.
Abandoned patents are expensed in the year of abandonment.

RESEARCH AND DEVELOPMENT COSTS

         Research, development and related engineering costs are expensed as incurred.

NET INCOME PER COMMON AND COMMON-EQUIVALENT SHARE

         Net income per common and common-equivalent share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding. Dilutive common-equivalent shares consist of the incremental shares issuable upon the exercise of stock options (using the treasury stock method). Fully diluted earnings per share have not been presented because the additional dilution effect is immaterial.

STOCK -BASED COMPENSATION

         The Company has not elected early adoption of the Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 becomes effective beginning with the Company's first quarter of fiscal 1997 and will not have a material effect on the Company's consolidated financial position or operating results. Upon adoption of SFAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

NOTE 2 -  PROPERTY AND EQUIPMENT

         The major classes of property and equipment, at cost, are as follows:

                                                       NOVEMBER 30          NOVEMBER 30
CLASSIFICATION                                            1996                 1995
--------------                                         ----------           -----------
         Furniture and equipment                      $   144,257           $   142,800
         Cellular Storage Units                           600,000               300,000
         Controlled Rate Freezer                          140,000               140,000
         Blood Separation Equipment                     1,021,240             1,000,000
         Prototype                                        246,919               246,919
                                                      -----------            ----------
   Total                                                2,152,416             1,829,719
   Less
         Accumulated depreciation and amortization        107,962               141,706
                                                      -----------            ----------
         Property and equipment, net                   $2,044,454            $1,688,013
                                                      ===========            ==========

Certain components of the above equipment have not been depreciated since they have not yet been placed in service at November 30, 1996. However, the Company has accrued the costs of equipment allocable to Revenue Sharing Agreements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 2 -  PROPERTY AND EQUIPMENT CONTINUED

         The Company has voluntarily submitted for approval its Patented Cellular Storage Unit to the Underwriters Laboratories. These units have not yet been placed into service.

NOTE 3 -  ACCRUED EXPENSES

                                                 November 30        November 30
                                                    1996               1995
                                                 ---------            -------
           Accrued interest                           $  0            $31,301
           Consultants and patent costs             40,100             12,750
           Legal and accounting                      1,756                  0
           Payroll and payroll taxes                14,523              6,800
           General expenses                         37,444                  0
           Accrued Revenue Sharing
           Agreement expenses                      292,708                  0
                                                 ---------            -------
                                                 $ 386,531            $50,851
                                                 =========            =======

NOTE 4 - PATENTS

         The Company has patented technology on automatic cryogenic preservation and has received patents for: additional functions of the cryogenic unit, an additional unit which incorporates a multi-chambered design and for a process for controlled freezing/thawing. The Company has been granted patents in several countries including Australia and Israel.

NOTE 5 - RELATED PARTY TRANSACTIONS

         On April 2, 1996, the Company issued 41,694 shares of restricted stock valued at $208,470 to two former employees in consideration for consulting services rendered.

         The Company borrowed from the wife of the Chairman of the Board during 1996 and 1995, $88,662 and $38,000, respectively. These loans were repaid with interest during 1996.

         During the past three years, CRYO-CELL loaned a total of $517,211 to Net/Tech International, Inc., an affiliate, on demand Convertible Notes with an interest rate of 10%. These loans provided the operating capital necessary for Net/Tech to continue operations. In 1995, CRYO-CELL's Board of Directors resolved to convert the loans into 517,211 shares of restricted Net/Tech common stock. This stock was issued in 1996 and represents full payment of the loan balances. In settlement of the loan transaction with Net/Tech, the Company recognized an expense of $95,271 and $240,428 in the years ended November 30, 1996 and 1995, respectively. The Company made short term loans totaling $169,857 to Net/Tech during 1996 and these short term loans were repaid in cash on October 10, 1996.

         During 1996, the Company recognized a gain of $150,000 on the sale of 500,000 shares of Net/Tech Common Stock.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Rent expense for the periods ended November 30, 1996, and November 30, 1995, was $16,332 and $16,376, respectively.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 6 - COMMITMENTS AND CONTINGENCIES CONTINUED

         The Company has entered into a lease for office space through mid 1997. The monthly payment is $739.

         Subsequent to the balance sheet date, the Company entered into a seven year lease on a new, free-standing headquarters building containing 7,500 square feet. The facility will contain executive offices, conference and training center, testing and typing laboratory, cellular storage facilities and supporting areas. Construction is expected to be completed in the summer of 1997. Annual lease commitments for the facility beginning in the summer of 1997 are expected to be approximately $120,000 per year.

         To the extent that Net/Tech could not raise sufficient capital through the sales of stock or through loans or other sources, the Company had committed to loan to, or guarantee a loan for, or purchase a sufficient number of shares to guarantee that Net/Tech would be able to continue in business through November 30, 1996. The Company has not extended this commitment.

         The Company has entered into an agreement with Stainless Design Corporation (SDC) to produce six of the Company's cellular storage units at a cost of $150,000 per unit. An initial deposit of $900,000 was made, of which $250,000 and $400,000 remained at November 30, 1996 and 1995, respectively.

NOTE 7 - CONVERTIBLE LOAN

         The Company borrowed on two Convertible Loan Agreements totaling $250,000 during July and August of 1994. The notes had a term of one year at which time the principal plus interest, at 10% per year, was due. These loans were extended by the lenders and were fully paid by the Company on February 1, 1996, including accrued interest.

NOTE 8 -INCOME TAXES

Provision for income taxes consists of the following:

                                             NOVEMBER 30         NOVEMBER 30
                                                 1996               1995
                                               -------             -------
Current
  Federal                                      $     0             $     0
  State                                        $44,829                   0
                                               -------             -------
Total current                                  $44,829             $     0

Deferred                                             0                   0
                                               -------             -------
Total                                          $44,829             $     0
                                               =======             =======

         Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 8 -INCOME TAXES CONTINUED

A reconciliation of income tax benefits with the amount of income tax computed by applying the federal statutory rate (34%) to pretax income follows:


     YEARS ENDED NOVEMBER 30,                                  1996                1995
     ------------------------                                --------           ----------
       Tax expense at statutory rate                         $220,593           $(205,598)
       State taxes                                             44,829             (31,900)
       Realization of operating loss carry forward           (216,873)                  0
       Increase in valuation allowance                              0                   0
       Benefit of capital loss carry forward                   (3,720)            237,498
                                                             --------           ----------

       Total Income Taxes                                    $ 44,829           $       0
                                                             ========           ==========

       Net deferred assets in the accompanying balance sheet include the following components:

       Net operating loss carry forward                     $407,997            $ 839,664
       Equity investments                                    183,074                9,361
       Depreciation and other                                 11,171               11,994
       Provisions for expenses and losses                    111,112              191,976
                                                             -------              -------
       Total deferred assets                                 713,354            1,052,995
       Less valuation allowance                             (713,354)          (1,052,995)
                                                            --------            ---------
       Deferred taxes, net of valuation allowance           $      0            $       0
                                                            ========            =========

         The Company has unused net operating losses available for carry forward to offset future federal taxable income of $73,631 which expires by the year 2006, $294,557 which expires by the year 2008, $536,253 which expires by the year 2009 and $295,551 which expires by the year 2010. The total of the foregoing net operating loss carryforward is $1,199,992.

NOTE 9 - OPTIONS

         The following summarizes the Company's outstanding options:
                                                    NOVEMBER 30      NOVEMBER 30
                                                       1996             1995
                                                      -------         -------
Options outstanding and exercisable at the
         beginning of the year (# of shares)          549,000         417,500

Issued-Employee
         (exercise price range:  $2.00 - $5.00)             0          70,000
Issued-Non-Employee
         (exercise price range:  $3.50 - $20.00)      426,000         189,500
Exercised                                              55,000
Terminated                                            425,000         128,000
                                                      -------         -------

Options outstanding and exercisable at the
         end of the year (# of shares)                495,000         549,000

Price range of outstanding options
         (n/m-no market)                                n/m             n/m

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


NOTE 9 - OPTIONS CONTINUED

         For outstanding shares under options at November 30, 1996, option prices range from $2.00 to $20.00 per share. The expiration dates for these options range from March 1997 to February 2000.

NOTE 10 - STOCKHOLDERS' EQUITY

       The Company has reserved stock for future issuance as follows:
                                                                       NUMBER
         DESCRIPTION                                                   OF SHARES
         -----------                                                   ---------
         Reserve for employee stock options*                           500,000
         Reserve for non-employee stock options                        600,000

*500,000 shares have been put in reserve for an employee stock option plan. Employee Options under the Plan are exercisable at 100% of the current market price and have a term of five years from the date of grant. The options immediately terminate on the employee's termination or in the case of permanent and total disability the options are exercisable for a period of 30 days after termination.

NOTE 11 - MARKETING AND CELLULAR STORAGE AGREEMENT SIGNED WITH
                GROUP IN ISRAEL

         On March 31, 1991, the Company and an Israeli Group entered into a 40 year cross-licensing agreement in which the Israeli Group has been granted the right to establish a cellular banking network. This agreement has been superseded by an agreement with MedEquip Ltd. Under the terms of this agreement, MedEquip will be responsible for marketing the Company's Lifespan/service mark/Cellular Storage Program in the Middle East. All funding will be provided by MedEquip.

         In exchange for these rights, CRYO-CELL will receive $300,000, of which $30,000 was received on August 28, 1995. The remaining $270,000 is due by April, 1997. The terms of the agreement call for the Company to receive 50% on the first US $1,000,000 and no less than 30% of all revenues above US $1,000,000 calculated on an annual basis after deduction of 10% of the gross revenue for expenses.

NOTE 12 - PURCHASE, MARKETING AND STOCK AGREEMENT WITH
                INSTACOOL OF NORTH AMERICA, INC.

         The Company signed an agreement on April 7, 1992, in which they purchased all rights, title and interest from InstaCool to their Controlled Rate Freezer (CRF). The purchase price was 20,000 shares of the Company's legended common stock and a 5% royalty on all sales of the CRF units. In addition, the Company was granted exclusive world marketing rights to InstaCool's coolant when used in computer and/or robotic controlled cellular storage units.

         There has been no activity relative to this agreement during 1996 and 1995.

NOTE 13 - REVENUE SHARING AGREEMENTS

ARIZONA

         As of February 28, 1995, the Company sold a Revenue Sharing Agreement with two private investors. The agreement interest entitles the investors to a 50% share of the Net Revenues (defined as the revenues after expenses for running the Lifespan/service mark/Program) from all cellular storage activities in

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 13 - REVENUE SHARING AGREEMENTS CONTINUED

Arizona. In exchange, the Company received a total of $1,800,000 in negotiable demand notes to be paid in 25% annual installments ($450,000 plus interest at prime rate) annually, commencing April 30, 1996.

         In January 1996, the notes were restructured to provide for an accelerated payment of the $450,000, originally due April 30, 1996, to January of 1996. This was in exchange for the payment of future amounts to be due and payable out of revenues generated from the Lifespan/service mark/Program. Since the restructuring made the repayment of the $1,350,000 note based upon future revenue, the Company does not carry the note as a receivable and has not recorded this portion of the income.

ILLINOIS

         In 1996, the Company signed a series of agreements with a group of investors entitling them to a 50% share in CRYO-CELL's portion of future net revenues generated by the Cellular Storage Unit located in the Illinois Masonic Medical Center. The Company is currently storing specimens in a standard CryoMed unit.

Bio-Stor

         On April 12, 1996, the Company and Bio-Stor International, Inc. ("Bio-Stor") Inc. signed an agreement whereby CRYO-CELL agrees to share in the net revenue from 30,000 spaces in each of five locations in exchange for $5,000,000. A non-refundable deposit of $1,000,000 was the condition for obtaining these lease rights. In the event that the total $5,000,000 can not be raised, all proceeds paid will be applied to individual Revenue Sharing Agreement leases for locations designated by the Company.

         The balance of $4,000,000 due for the lease rights must be paid within 12 months from the date of the agreement becomes effective. An extension of up to 90 days will be granted if Bio-Stor files for their IPO with the SEC within the 12 month time frame.

         Bio-Stor issued a promissory note dated April 29, 1996, and due on June 1, 1996, in the amount of $900,000 representing 90% the non-refundable deposit ($1,000,000). The full $900,000 has been received by the Company as of the balance sheet date. The agreement has been extended until October 12, 1997. The extended agreement now covers revenue sharing in 33,000 spaces per unit or 165,000 spaces in total.

ORNDA HEALTHCORP

         On November 30, 1996, the Company signed dual joint venture agreements with OrNda HealthCorp, a Nashville based chain of 50 hospitals. Under the terms of the Lifespan/service mark/segment of the agreement, CRYO-CELL will provide OrNda the use of two CRYO-CELL patented Cellular Storage Units, each with an approximate 35,000 storage capacity. In addition to OrNda receiving 25% of the $50 per specimen annual cellular storage fees, CRYO-CELL will provide "pro-bono" spaces within units for important research in cryopreservation of stem cells for the future medical benefit of OrNda's patients. A second agreement was also signed on November 30, 1996, in which OrNda was to pay CRYO-CELL $666,666 for additional joint venture revenue sharing entitlements.

         Subsequent to the Company's fiscal year end at November 30, 1996, OrNda completed its payment of $666,666 to the Company.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 13 - REVENUE SHARING AGREEMENTS CONTINUED

GAMIDA MEDEQUIP, LTD.

         On November 27, 1996, the Company announced that an agreement had been signed with Gamida-MedEquip, Ltd. for exclusive rights to operate a Lifespan/service mark/ cellular storage facility in Israel. The terms of the agreement provide for Gamida to retain the first 10% of all gross revenues to be applied toward the cost of operations. Thereafter, CRYO-CELL will receive:

         50% on the first U.S. $1,000,000 gross revenues
         45% on $1,000,001 to $1,500,000 gross revenues
         40% on $1,500,001 to $2,000,000 gross revenues
         35% on $2,000,001 to $2,500,000 gross revenues
         30% on all revenues over $2,500,000 gross revenues

These percentages are on annual gross revenues and will be recomputed according to the above revenue figures annually.

         In addition, according to the terms of the agreement, CRYO-CELL will receive 50% of all licensing or Revenue Sharing Agreement fees generated by Gamida-MedEquip in Israel. CRYO-CELL will also receive a total of US $500,000 for the Lifespan/service mark/agreement and unit lease.

         Gamida will be responsible, at their expense, for all Lifespan/service mark/ Center operations, marketing activities in Israel as well as training their technicians in the U.S. CRYO-CELL will also receive a portion of the revenues from the allogeneic cell bank which will be initiated by Gamida-MedEquip in Israel. Gamida is currently involved in the distribution of products and/or services in Israel for various international healthcare supplies manufacturers.

SACHEM CORPORATE FINANCE, LTD.

         On February 18, 1997, subsequent to the end of the Company's most recent fiscal year end, the Company announced that it had sold two Single Unit Revenue Sharing Agreements for $2,000,000 to an associate firm of Sachem Corporate Finance, Ltd.

         The agreement covers revenue sharing in two units to be located in CRYO-CELL Lifespan/service mark/sites in the U.S. A $400,000 non-refundable deposit was paid to CRYO-CELL in the form of 100,000 shares of a NASDAQ small cap stock at a market value slightly in excess of $400,000 at the time of the transaction. The $1.6 million cash balance is due in full by May 31, 1997. Upon receipt of the entire $2,000,000 on a timely basis, CRYO-CELL has granted Sachem the right to purchase an additional three Single Unit Revenue Sharing Agreements for $3,000,000. These must be outside the U.S. and could include Australia, where CRYO-CELL has recently received a patent for its cellular storage technology.

         After the full $2,000,000 payment has been made, Sachem, which is headquartered in London, England, will be granted a 10% management equity position in CRYO-CELL's planned European operation.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               1ST                 2ND                3RD                4TH
    1996                     QUARTER             QUARTER            QUARTER             QUARTER
    ----                    ----------         ----------         ----------          -----------
Net Income (Loss)           $  274,605         $  912,820        ($  213,192)         $  (363,493)
                            ==========         ==========         ==========          ===========


Income (Loss) per share     $     0.04         $     0.13         $    (0.03)         $     (0.05)
                            ==========         ==========         ==========          ===========

Shares used in
  computation                7,639,576          7,097,603          7,098,750            7,150,000
                            ==========         ==========         ==========          ===========


                               1ST                 2ND                3RD                4TH
    1995                     QUARTER             QUARTER            QUARTER            QUARTER
    ----                    ----------         -----------         ---------          -----------

Net (Loss)                  $1,651,604         $ (473,889)        $ (190,540)         $(1,591,875)
                            ==========         ==========         ==========          ===========

(Loss) per share            $     0.23         $    (0.07)        $    (0.03)         $     (0.22)
                            ==========         ==========         ==========          ===========

Shares used in
  computation                7,107,121          6,823,060          6,988,745            7,040,402
                            ==========         ==========         ==========          ===========

                                    PART III


         Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 1997.

                                     PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

           3.1   Certificate of Incorporation (1)
           3.11  Amendment to Certificate of Incorporation
           3.2   By-Laws (1)
           3.21  Board Minutes to Amendment of By-Laws
          10.1   Employment Agreement dated April 15, 1996 between the Company and William Hardy
          10.11  Agreement with InstaCool of North America, Inc. (2)
          10.12  Agreement with the University of Arizona (2)
          10.13  Agreement with Illinois Masonic Medical Center
          10.14  Agreement with Bio-Stor
          10.15  Agreement with Gamida-MedEquip
          10.16  Agreement with ORNDA HealthCorp
          10.17  Convertible Note from Net/Tech International, Inc.
                 Dated November 30, 1995 (3)
          21     List of Subsidiaries
          27     Financial Data Schedule (for SEC use only)
      -------------------
      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
      (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
      (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter for the fiscal year ended November 30, 1995.

         Supplemental Information to be furnished with reports filed pursuant to
         Section 15(d).

    (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CRYO-CELL INTERNATIONAL, INC.


                                              By: /s/ DANIEL D. RICHARD
                                                  -----------------------------
                                                      Daniel D. Richard,
                                                      Chief Executive Officer

Dated: March 14, 1997

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

NAME                                       TITLE


/s/DANIEL D. RICHARD              Chief Executive Officer and
-------------------               Chairman of the Board
Daniel D. Richard                (Principal Executive Officer)


/s/WILLIAM C. HARDY               President
-------------------               Chief Operating Officer
William C. Hardy


/s/BRIAN K. BURKE                 Principal Financial and
-----------------                 Accounting Officer
Brian K. Burke                    Secretary and Treasurer


                                  Director
----------------
Leonard Green


                                  Director
---------------------
Frank W. Hendricks


/s/ED MODZELEWSKI                 Director
-----------------
Ed Modzelewski


/s/FREDERICK C.S. WILHELM         Director
-------------------------
Frederick C.S. Wilhelm