Form 10QSB
period 1997-02-28
CRYO CELL INTERNATIONAL INC
filed 1997-04-15
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934.
             For the quarterly period ended February 28, 1997
         [ ] Transition report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934.
             For the transition period from               to
                                            -------------  -----------
         Commission File Number 0-23386

                          CRYO-CELL INTERNATIONAL, INC.
         -----------------------------------------------------------------
         (Exact name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                            22-3023093
         ----------------------------                 -------------------
         (State or other Jurisdiction                 (I.R.S. Employer
          of Incorporation or                         Identification No.)
          Organization)

                  604 PACKARD COURT, SAFETY HARBOR, FLORIDA 34695
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's phone number, including area code: (813) 938-3114


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]               No  [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 1997, 7,151,984 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                    3

         Consolidated Statements of Operations                          5

         Consolidated Statements of Cash Flows                          6

         Notes to Consolidated Financial Statements                     8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                            9

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                              11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURES                                                             12

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            FEBRUARY 28,    NOVEMBER 30,
                                                                1997           1996
                                                            (UNAUDITED)
                                                            ------------    ------------
CURRENT ASSETS

   Cash and cash equivalents                                 $1,200,415      $1,079,531
   Accounts receivable (net of reserve of $2500)                406,297         673,533
   Inventory                                                     11,867          13,628
   Prepaid expenses                                              31,369          22,839
                                                             ----------      ----------
              Total Current Assets                            1,649,948       1,789,531
                                                             ----------      ----------
PROPERTY AND EQUIPMENT

   Property and equipment, net                                2,138,161       2,044,454
                                                             ----------      ----------
OTHER ASSETS

   Intangible assets (net of amortization of                     66,460          67,630
     $31,701 and $30,531, respectively)
   Deposit on equipment and other deposits                      250,000         255,971
   Investment in unconsolidated affiliate                        55,764          50,138
                                                             ----------      ----------
     Total Deposits, Other Assets and Intangible Assets         372,224         373,739
                                                             ----------      ----------

              TOTAL ASSETS                                   $4,160,333      $4,207,724
                                                             ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   FEBRUARY 28,      NOVEMBER 30,
                                                                       1997              1996
                                                                   (UNAUDITED)
                                                                   -----------       ------------
CURRENT LIABILITIES
   Accounts payable                                                $    98,263       $    86,434
   Accrued revenue sharing expense                                     292,708           292,708
   Other accrued expenses                                              132,385            93,823
   Income taxes payable                                                      0            37,334
   Obligation under capital leases                                       6,198             8,296
                                                                   -----------       -----------
              Total Current Liabilities                                529,554           518,595
                                                                   -----------       -----------
OTHER LIABILITIES
Deposits                                                                30,000            30,000
                                                                   -----------       -----------
              Total Other Liabilities                                   30,000            30,000
                                                                   -----------       -----------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                       0                 0
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized;  7,151,984 at Feb 28, 1996 and Nov 30, 1996           71,520            71,520
   Additional paid-in capital                                        6,498,757         6,473,085
   Accumulated deficit                                              (2,969,498)       (2,885,477)
                                                                   -----------       -----------

              Total Stockholders' Equity                             3,600,780         3,659,129
                                                                   -----------       -----------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                              $ 4,160,333       $ 4,207,724
                                                                   ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                         FEBRUARY 28,       FEBRUARY 29,
                                                            1997               1996
                                                         (UNAUDITED)        (UNAUDITED)
                                                         ------------      ------------
Revenue                                                  $   404,800       $   550,025
                                                         -----------       -----------
COSTS AND EXPENSES:
   Selling, general & administrative expenses                430,780           268,011
   Research and development expenses                          29,690             2,189
   Depreciation and amortization                              13,338             5,220
                                                         -----------       -----------

                            Total Cost and Expenses          473,808           275,420
                                                         -----------       -----------

OPERATING PROFIT (LOSS)                                      (69,008)          274,605
                                                         -----------       -----------

OTHER INCOME AND (EXPENSE):
   Interest income                                            16,931                 0
                                                         -----------       -----------


INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE AND
   PROVISION FOR INCOME TAXES                                (52,077)          274,605

Provision for income taxes                                    11,897                 0
Equity in net loss of unconsolidated affiliate                20,048                 0
                                                         -----------       -----------
NET INCOME (LOSS)                                        ($   84,022)      $   274,605
                                                         ===========       ===========

Net Income (Loss) Per Share                              ($     0.01)      $      0.04
                                                         ===========       ===========

Number of Shares Used In Computation                       7,279,836         7,639,576
                                                         ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                  FEBRUARY 28,    FEBRUARY 29,
                                                                      1997           1996
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income(loss)                                          $ (84,022)      $ 274,605
        Adjustments to reconcile net income (loss)
        to cash provided by (used for) operating activities:

        Depreciation and amortization                                13,338           5,220
        Equity in loss of unconsolidated affiliate                   20,048               0
        Changes in assets and liabilities:
            Accounts receivable                                     267,236        (445,000)
            Notes receivable                                              0         501,951
            Inventory                                                 1,761               0
            Prepaid expenses                                         (8,530)              0
           Accounts payable                                          11,829         (64,525)
           Accrued expenses                                          38,562         (45,237)
           Income taxes payable                                     (37,334)              0
           Deposits and other                                         5,971         (24,627)
                                                                  ---------       ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                228,859         202,387
                                                                  ---------       ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
           Purchases of property and equipment-net                 (105,875)        (11,531)
           Obligations under Capital Lease                                0          (3,945)
                                                                  ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                            $(105,875)      $ (15,476)
                                                                  ---------       ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                            FEBRUARY 28,     FEBRUARY 29,
                                                               1997               1996
                                                            (UNAUDITED)       (UNAUDITED)
                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of debt                                          0          (190,000)
          Principal payments under capital leases               (2,098)                0
                                                           -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES:              (2,098)         (190,000)
                                                           -----------       -----------
     Increase (decrease) in cash and cash equivalents          120,886            (3,089)
Cash and cash equivalents:
          Beginning of year                                  1,079,531            11,536
                                                           -----------       -----------
          End of period                                    $ 1,200,417       $     8,447
                                                           ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
         Interest                                          $      --         $      --
                                                           -----------       -----------
         Income taxes                                      $    49,231       $      --
                                                           -----------       -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of February 28, 1997, Consolidated Statements of Operations for the three months ended February 28, 1997 and Consolidated Statement of Cash Flows for the three months ended February 28, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1996 Annual Report on Form 10-KSB.

                          CRYO-CELL INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         CRYO-CELL International, Inc., ("the Company"), a Delaware corporation incorporated in 1989, is engaged in cryogenic storage and the design and development of storage devices for use in its cellular storage programs. While the Company's patented cellular storage unit is capable of multi-faceted storage, the Company has targeted the cryopreservation of umbilical cord blood stem cells as its initial entry into the cellular storage market.

         A key factor of the Company's business strategy is its Lifespan(SM) Cellular Storage Program. This program establishes a network of Lifespan(SM) Centers through partnerships with hospitals and medical centers. Recently, the Company has succeeded in combining the Lifespan(SM) Cellular Storage Program with its Revenue Sharing Program. The combined programs entitle the partnering hospital or medical center to receive a portion of their Lifespan(SM) Center's annual storage revenue.

         The Company gains significant marketing support from each partnered hospital or medical center as they educate their patients on the potential life-saving benefits of umbilical cord blood stem cell storage. Since the hospital or medical center, under the Revenue Sharing Program, has now invested its own funds in the program, the Company believes this combined effort has the potential to accelerate the storage of cellular specimens.

         The following discussion and analysis of the financial condition and results of operations of the Company for the quarter February 28, 1997 as compared to the same period of the prior year.

GENERAL

         During the quarter, the Company continued its program of marketing its Revenue Sharing Agreements. On February 11, 1997, the Company signed an agreement for the sale of two Single Unit Revenue Sharing Agreements for $2,000,000 to an associate firm of Sachem Corporate Finance, Ltd.

         The agreement covers revenue sharing in two units to be located in CRYO-CELL LifespanSM sites in the U.S. A $400,000 non-refundable deposit was to be paid to CRYO-CELL in the form of 100,000 shares of a NASDAQ small cap stock at a market value slightly in excess of $400,000 at the time of the transaction. The $1.6 million cash balance is due in full by May 31, 1997. Upon receipt of the entire $2,000,000 on a timely basis, CRYO-CELL has granted Sachem the right to purchase an additional three Single Unit Revenue Sharing Agreements for $3,000,000. These must be outside the U.S. and could include Australia, where CRYO-CELL has recently received a patent for its cellular storage technology.

         After the full $2,000,000 payment has been made, Sachem, which is headquartered in London, England, will be granted a 10% management equity position in CRYO-CELL's planned European operation.

RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended February 28, 1997 were $404,800 as compared to $550,025 in quarter ended February 29 of the prior year. The decrease reflects a lower level of Revenue Sharing Agreements which were brought to fruition during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the quarter ended February 28, 1997 were $430,780 as compared to $268,011 for the quarter ended February 29 of the prior year. The major reason for the increase was the expanded staffing needs as the Company services new centers coming on stream as well as its own planned storage site. These included a laboratory director, national director of program development, a client services director and several other key administrative personnel.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1997, the Company had cash and cash equivalents of $1,200,415 as compared to $8,447 at February 29, 1996. The significant improvement in the Company's liquidity over the prior year primarily reflects increased profits from the sale of Revenue Sharing Agreements during this period.

Subsequent to the balance sheet date, the Company entered into a seven year lease on a new, free-standing headquarters building containing 7,500 square feet. The new facility will include a complete state-of-the-art laboratory for the processing and cryopreservation of multi-faceted cellular specimens, as well as executive offices and training facilities. Construction is expected to be completed in late summer 1997.

The Company anticipates that cash reserves plus cash flows from operations in 1997 will be sufficient to fund its growth. Cash flows from operations will depend primarily on the sale of additional revenue sharing agreements. Although negotiations are underway for Revenue Sharing Agreements involving many millions of dollars, there can be no assurance as to how soon any such agreement, if any, will be consummated. Consequently, there can be an uneven pattern in quarterly revenue.

FORWARD LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of the Company's most recent quarter end, the Company had never been named as a defendant in any lawsuit.

         In July, 1996, CRYO-CELL filed a lawsuit in the Superior Court of California claiming that the University of Arizona and other defendants had breached their contract, misappropriated trade secrets and other allegations. The University filed a motion attempting to get the Lawsuit dismissed in California which the Court disallowed. CRYO-CELL believes its suit has merit and the allegations can be proven.

         On March 28, 1997, subsequent to the Company's most recent quarter end, and approximately eight months after CRYO-CELL filed its suit, the Company was informed that the University of Arizona has filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL had breached the contract and had intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of a strategy by the University to motivate CRYO-CELL to settle the case.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

              3.1    Certificate of Incorporation(1)
             3.11    Amendment to Certificate of Incorporation

              3.2    By-Laws(1)

             3.21    Board Minutes to Amendment of By-Laws(2)
               27    Financial Data Schedule (EDGAR version only)

           -------------------
           (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).

           (2)  Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended November 30, 1994.

         (b) Reports on Form 8-K filed since the Company's last report are as follows:

                     Date of Report                   Items Reported

                     March 28, 1997                   Item 5. OTHER EVENTS

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRYO-CELL INTERNATIONAL, INC.

                                       /s/ DANIEL D. RICHARD
                                       ---------------------------
                                       Daniel D. Richard
                                       Chief Executive Officer


                                       /s/ BRIAN K. BURKE
                                       ---------------------------
                                       Brian K. Burke
                                       Chief Financial Officer, Secretary
                                       and Treasurer

Date: April 15, 1997