Form 10QSB
period 1997-05-31
CRYO CELL INTERNATIONAL INC
filed 1997-07-15
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

      (Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the quarterly period ended May 31, 1997

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from _________ to ____________


      Commission File Number 0-23386

                        CRYO-CELL INTERNATIONAL, INC.
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as Specified in its Charter)

              DELAWARE                                  22-3023093
      --------------------------                      ---------------
     (State or other Jurisdiction                    (I.R.S. Employer
      of Incorporation or                            Identification No.)
      Organization)

    604 PACKARD COURT, SAFETY HARBOR, FLORIDA              34695
    -----------------------------------------            ---------
    (Address of Principal Executive Offices)             (Zip Code)

      Issuer's phone number, including area code: (813) 938-3114

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes  [X]                   No  [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 1997, 7,162,447 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).

             Yes  [ ]                  No   [X]

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                       PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets                           3

                  Consolidated Statements of Operations                 5

                  Consolidated Statements of Cash Flows                 6

                  Notes to Consolidated Financial Statements            7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                      9


PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                         12

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          12


SIGNATURES                                                              13

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                    MAY 31,      NOVEMBER 30,
                                                      1997          1996
                                                  -----------   -------------

CURRENT ASSETS

   Cash and cash equivalents                      $1,311,538     $1,079,531
   Marketable securities                             300,000              0
   Accounts receivable
      (net of reserve of $2500)                       40,405        673,533
   Inventory                                          10,729         13,628
   Prepaid expenses                                   24,792         22,839
                                                  ----------     ----------

          Total Current Assets                     1,687,464      1,789,531
                                                  ----------     ----------

PROPERTY AND EQUIPMENT

     Property and equipment, net                   2,277,193      2,044,454
                                                  ----------     ----------

OTHER ASSETS

   Intangible assets (net of                          65,290         67,630
      amortization of$32,871 and
      $30,531, respectively)
   Deposits                                          286,642        255,971
   Investment in unconsolidated affiliate             74,986         50,138
                                                  ----------     ----------
      Total Deposits, Other Assets
          and Intangible                             426,918        373,739
                                                  ----------     ----------

          TOTAL ASSETS                            $4,391,575     $4,207,724
                                                  ==========     ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   MAY 31,      NOVEMBER 30,
                                                    1997            1996
                                                -----------    -------------

CURRENT LIABILITIES

   Accounts payable                             $   165,491      $    86,434
   Other accrued expenses                            67,321           93,823
   Income taxes payable                                   0           37,334
   Obligation under capital leases                    6,198            8,296
                                                -----------      -----------

          Total Current Liabilities                 239,010          225,887
                                                -----------      -----------

OTHER LIABILITIES

   Deposits                                          30,000           30,000
   Accrued revenue sharing expense                  292,708          292,708
                                                -----------      -----------

          Total Other Liabilities                   322,708          322,708

STOCKHOLDERS' EQUITY

   Preferred stock (500,000 $.01 par
      value authorized; 0 issued and
      outstanding)                                        0                0
   Common stock (15,000,000 $.01 par
      value common shares authorized;
      7,162,447 at May 31, 1997 and
      7,151,984 at Nov 30, 1996                      77,024           71,520
   Additional paid-in capital                     7,140,375        6,473,085
   Unrealized holding gain or (loss)               (100,000)               0
   Accumulated deficit                           (3,287,542)      (2,885,477)
                                                -----------      -----------


          Total Stockholders' Equity              3,829,857        3,659,129
                                                -----------      -----------

          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $ 4,391,575      $ 4,207,724
                                                ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                              MAY 31,       MAY 31,        MAY 31,       MAY 31,
                                               1997          1996           1997          1996
                                           -----------    -----------   -----------    -----------

Revenue                                    $     5,350    $ 1,449,975   $   410,150    $ 2,000,000
                                           -----------    -----------   -----------    -----------

COSTS AND EXPENSES:
   Selling, general & administrative           409,360        501,113       852,037        769,125
   Research and development expenses            20,464              0        50,154          2,189
   Depreciation and amortization                13,338         21,526        26,676         26,746
                                           -----------    -----------   -----------    -----------

          Total Cost and Expenses              443,162        522,639       928,867        798,060
                                           -----------    -----------   -----------    -----------

OPERATING PROFIT (LOSS)                       (437,812)       927,336      (518,717)     1,201,940
                                           -----------    -----------   -----------    -----------

OTHER INCOME AND (EXPENSE):

   Interest Income/Other Income                 13,803            812        30,734            812
   Gain on sale of unconsolidated
      affiliate's stock                        162,250        150,000       162,250        150,000
                                           -----------    -----------   -----------    -----------

            Total Other Income                 176,053        150,812       192,984        150,812
                                           -----------    -----------   -----------    -----------


INCOME (LOSS) BEFORE EQUITY
     IN NET LOSS OF UNCONSOLIDATED
     AFFILIATE                                (261,759)     1,078,148      (325,733)     1,352,752

Equity in net loss of unconsolidated
     affiliate                                  56,284        165,328        76,332        165,328
                                           -----------    -----------   -----------    -----------
NET INCOME (LOSS)                          ($  318,043)   $   912,820   ($  402,065)   $ 1,187,424
                                           ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER SHARE                ($     0.04)   $      0.13   ($     0.06)   $      0.17
                                           ===========    ===========   ===========    ===========


Number of Shares Used In Computation         7,156,866      7,097,603     7,154,452      7,090,461
                                           ===========    ===========   ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                       SIX MONTHS ENDED
                                                   MAY 31,         MAY 31,
                                                    1997            1996
                                                 (UNAUDITED)     (UNAUDITED)
                                                -------------   -------------


Net cash provided by (used for)
     operating activities                            249,058        692,113

Net cash used for investing activities          $   (587,746)   $   490,192

Net cash provided by financing activities            570,696       (288,000)
                                                 -----------    -----------

Increase (decrease) in cash and
     cash equivalents                                232,008        894,305
Cash and cash equivalents:
     Beginning of year                             1,079,531         11,536
                                                 -----------    -----------
        End of period                            $ 1,311,539    $   905,841
                                                 ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997
                                   (UNAUDITED)

NOTE 1   FINANCIAL STATEMENTS

    The Consolidated Financial Statements including the Consolidated Balance Sheet as of May 31, 1997, Consolidated Statements of Operations for the six months ended May 31, 1997 and Consolidated Statement of Cash Flows for the six months ended May 31, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1997 and for all periods presented have been made.

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

NOTE 2   INVESTMENT IN UNCONSOLIDATED AFFILIATE, SALE OF STOCK

    In May, 1997, the Company received $163,996 from the sale of 55,000 shares of Net/Tech International common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,982,929 shares. Under the equity method of accounting, these shares are valued on Cryo-Cell's balance sheet at $74,986 as of May 31, 1997. (If these same shares were valued at the closing market price of Net/Tech's stock on May 31, 1997, the market capitalization of Cryo-Cell's holdings would be $5,576,988. Net/Tech's stock trades on the NASD Electronic Bulletin Board (Symbol N T T I)).

NOTE 3   STOCKHOLDERS EQUITY

    In May, 1997, the Company received $540,000 from the sale of options (at $1 for each optioned share) to purchase 540,000 shares of its common stock at $6.00 per share. These options are valid for a period of five years. Exercise of these options can result in a cash infusion to the Company of between $2,280,000 and $3,780,000 depending on the price of the stock at the time of exercise (which includes the original $540,000 option purchase price). Stock issued will be subject to Rule 144 restrictions.

NOTE 4   REVENUE SHARING AGREEMENTS

SACHEM CORPORATE FINANCE, LTD.

    In the prior quarter, the Company signed an agreement for the sale of two Single Unit Revenue Sharing Agreements for $2,000,000 to an associate firm of Sachem Corporate Finance, Ltd. The agreement covers revenue sharing in two units to be located in CRYO-CELL LifespanSM sites in the U.S. Revenue of $400,000 was recognized in the prior quarter reflecting a non-refundable deposit paid to CRYO-CELL in the form of 100,000 shares of a NASDAQ small cap stock.

    The $1.6 million cash balance was due in full by May 31, 1997. It was not received and the due date has been extended by the company. The revenue sharing negotiations with Sachem have been expanded to cover five countries in South America and any revenues received would be in addition to the

$1.6 million. These South American countries include Brazil, Argentina, Chile, Paraguay, and Uruguay. The Company believes the $1.6 million will be received in the current fiscal year as well as some revenues for South America. The consummation of any South American agreement is contingent upon Sachem paying the Company the $1.6 million due pursuant to the prior agreement.

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

                          CRYO-CELL INTERNATIONAL, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    CRYO-CELL International, Inc., ("the Company"), a Delaware corporation incorporated in 1989, is engaged in cellular storage and the design and development of storage devices for use in its cellular storage programs. While the Company's patented cellular storage unit is capable of multi-faceted storage, the company has targeted the cryopreservation of umbilical/placental cord blood stem cells as its initial entry into the cellular storage market. Additionally, the Company is currently investigating several opportunities for other types of cellular storage.

    A key factor of the Company's business strategy is its LifespanSM Cellular Storage Program. This program establishes a network of LifespanSM Centers through partnerships with hospitals and medical centers. Under this program, the stem cells are stored at the participating hospital. Recently, the Company has succeeded in combining the LifespanSM Cellular Storage Program with its Revenue Sharing Program. The combined programs entitle the partnering hospital or medical center to receive an additional portion of their LifespanSM center's annual storage revenue.

    In these instances, the Company will gain significant marketing support from each partnered hospital or medical center as they educate their patients on the potential life-saving benefits of umbilical cord blood stem cell storage. Since the hospital or medical center, under the Revenue Sharing Program, has now invested its own funds in the program, the Company believes this combined effort has the potential to accelerate the storage of cellular specimens.

    On March 18, 1997, the Company entered into a seven year lease on a new, free-standing headquarters building containing 7,500 square feet. The new facility will include a complete state-of-the-art laboratory for the processing and cryopreservation of multi-faceted cellular specimens, as well as executive offices and training facilities. Construction is expected to be completed in late summer 1997. This will enable the Company to offer its partnering hospitals the ability to benefit without having to invest in the cost of a building and operating a lab. In addition, it will give the Company the additional profit source from processing the umbilical stem cells to prepare them for storage.

    The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter May 31, 1997 as compared to the same period of the prior year as well as the year-to-date period compared to the same period of the prior year.

GENERAL

    During the quarter, the Company continued to expand its LifespanSM Cellular Storage Program. On March 12, 1997, the Company signed an agreement for the State of New Jersey with St. Peter's Medical Center in New Brunswick. This program establishes a processing and storage facility as a means of supporting the cryopreservation of umbilical cord blood (U-cordTM) stem cells for the possible future medical benefit of newborn babies and their siblings. The state of New Jersey has approximately 120,000 births annually.

    As noted earlier, the Company is continuing expanded discussions with Sachem Corporate Finance, Ltd., and believes that $1.6 million will be received in the current fiscal year (see Note 4 in the Notes to Consolidated Financial Statements).

    Since Revenue Sharing Agreements can take considerable time to negotiate and come to fruition and since such agreements can be involve significant amounts, there can be wide swings in revenue and earnings from quarter to quarter.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

    During this quarter, Net/Tech International, a CRYO-CELL affiliate, announced the successful testing of its Hygiene Guard Hand Washing Monitoring System. In May 1997, Net/Tech International unveiled its technology at the National Restaurant Show in Chicago. As a result of this activity Net/Tech has received hundreds of inquiries and/or indications of interest.

    Actual face to face meetings have been held with several major international firms. Net/Tech International announced agreements have been signed for beta testing of the hygiene guard at the Tropicana Casino and Resort in Atlantic City and the William Beaumont Army Medical Center in El Paso, Texas. (See Note 2 of the Notes to Consolidated Financial Statements for Cryo-Cell holdings).

RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended May 31, 1997 were $5,350 as compared to $1,449,975 in quarter ended February 29 of the prior year. Revenues for the six months ended May 31, 1997 were $410,150 as compared to $2,000,000 for the same period of the prior year. The decrease in both comparisons reflects a lower level of Revenue Sharing Agreements which were brought to fruition during the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs year-to-date were $852,037 compared to $769,125 for the period of the prior year. The increase reflects the expanded staffing needs as the Company services new centers coming on stream as well as its own planned storage site. These included a laboratory director, national director of program development, a client services director and several other key administrative personnel. These were partially offset by lower consulting costs. Selling, general and administrative expenses during the quarter ended May 31, 1997 were $409,360 as compared to $501,113 for the quarter ended May 31 of the prior year. The reduction reflects the lower level of consulting costs partially offset by the increased staffing and related costs described for the year to date period.

GAIN ON SALE OF UNCONSOLIDATED AFFILIATE STOCK. In May, 1997, the Company realized a gain of $162,250 from the sale of 55,000 shares of Net/Tech International common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,982,929 shares.

NET LOSS. The Company's net loss for the quarter ended May 31, 1997 was $318,043 as compared to net income of $912,820 during the same period of the prior year. For the six months ended May 31, 1997, the Company's had a net loss of $402,065 as compared to net income of $1,187,424 for the same period of the prior year. The change from a profit to a loss in both comparison periods reflects the lower level of Revenue Sharing Agreements brought to fruition during the current periods.

LIQUIDITY AND CAPITAL RESOURCES

    In May, 1997, the Company received $540,000 from the sale of options to purchase its common stock at $6.00 per share (see Note 3 in the Notes to Consolidated Financial Statements)

    At May 31, 1997, the Company had cash and cash equivalents of $1,311,538 as compared to $1,079,531 at November 30, 1996, the end of the Company's last fiscal year. Financing activities during the six month period ended May 31, 1997 contributed cash of $570,696. Operating activities during the same period contributed $249,058. (This included payment in full from OrNda of their outstanding receivable of $666,667 from the prior year end. The Company has since been notified that Tenet HealthSystem, which acquired OrNda, is honoring that Revenue Sharing Agreement. This was partially offset by the net loss for the period.) Investing activities during the same six month period consumed $587,746 (primarily securities received in a revenue sharing agreement as well as equipment purchases).

    As noted above, on March 18, 1997, the Company entered into a seven year lease on a new, free-standing headquarters building containing 7,500 square feet. The new facility will include a complete state-of-the-art laboratory for the processing and cryopreservation of multi-faceted cellular specimens, as well as executive offices and training facilities. Construction is expected to be completed in late summer 1997.

    The company has received a letter of commitment from NationsBank of Clearwater for a $1,000,000 line of credit. The terms of the one year line of credit include a 1% placement fee ($10,000) and one point above prime interest rate. Management believes that the availability of the line of credit is useful, however, the cash position is sufficient at present so that it is not known if, or when, there may be a need to draw against the line. The Company has not yet finalized the transaction.

    The Company anticipates that cash reserves plus cash flows from operations and financing activities will be sufficient to fund its operations and growth during its current fiscal year. Cash requirements for the next fiscal year could be met through the sale of Revenue Sharing Agreements which are currently being negotiated.

FORWARD LOOKING STATEMENTS

    Statements wherein the terms "believes", "intends", or "expects" are used are intended to reflect "forward looking statements" of the Company. The information contained herein is subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements or paragraphs. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

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

    On March 28, 1997, subsequent to the Company's most recent quarter end, and approximately eight months after CRYO-CELL filed its suit, the Company was informed that the University of Arizona has filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL had breached the contract and had intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case.

    The litigation is proceeding.

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

        There were no reports on Form 8-K since the Company's last report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRYO-CELL INTERNATIONAL, INC.

                                      /s/ DANIEL D. RICHARD
                                      ---------------------
                                          Daniel D. Richard
                                       Chief Executive Officer

                                      /s/ BRIAN K. BURKE
                                      ---------------------
                                         Brian K. Burke
                                      Chief Financial Officer,
                                      Secretary and Treasurer


Date:   July 15, 1997

                                 EXHIBIT INDEX

    EXHIBIT                                                                PAGE
    -------                                                                ----

      27     Financial Data Schedule