Form 10QSB
period 1997-08-31
CRYO CELL INTERNATIONAL INC
filed 1997-10-15
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the quarterly period ended August 31, 1997

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the transition period from_________ to_________

         Commission File Number 0-23386

                          CRYO-CELL INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


                  DELAWARE                           22-3023093
         ----------------------------              ----------------
         (State or other Jurisdiction              (I.R.S. Employer
             of Incorporation or                   Identification No.)
                Organization)


           3165 MCMULLEN BOOTH ROAD, BUILDING 5, CLEARWATER, FL 33761
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


         Issuer's phone number, including area code: (813) 723-0333

                 604 PACKARD COURT, SAFETY HARBOR, FLORIDA 34695
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report).


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes   [X]               No   [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 1997, 7,182,738 shares of $0.01 par value common stock were outstanding.

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

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          AUGUST 31,     NOVEMBER 30,
                                                             1997           1996
                                                          ----------     ----------
CURRENT ASSETS

   Cash and cash equivalents                              $1,336,503      $1,079,531
   Marketable securities                                     313,000               0
   Accounts receivable (net of reserve of $2500)              63,155         673,533
   Inventory                                                   9,904          13,628
   Prepaid expenses                                          117,008          22,839
                                                          ----------      ----------

             Total Current Assets                          1,839,570       1,789,531
                                                          ----------      ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net                             2,705,998       2,044,454
                                                          ----------      ----------

OTHER ASSETS

   Intangible assets (net of amortization of                  64,120          67,630
     $34,041 and $30,531, respectively)
   Deposits                                                  290,255         255,971
   Investment equity in unconsolidated affiliate             440,442          50,138
                                                          ----------      ----------
     Total Deposits, Other Assets and Intangible Assets      794,817         373,739
                                                          ----------      ----------


             TOTAL ASSETS                                 $5,340,385      $4,207,724
                                                          ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 AUGUST 31,       NOVEMBER 30,
                                                                   1997               1996
                                                                 ----------       ------------

CURRENT LIABILITIES

   Accounts payable                                             $   347,919       $    86,434
   Other accrued expenses                                            62,046            93,823
   Income taxes payable                                                   0            37,334
   Line of credit                                                   620,000                 0
   Obligation under capital leases                                    6,198             8,296
                                                                -----------       -----------
             Total Current Liabilities                            1,036,163           225,887
                                                                -----------       -----------

OTHER LIABILITIES
Accrued revenue sharing expense                                     292,708           292,708
Deposits                                                             30,000            30,000
                                                                -----------       -----------
             Total Other Liabilities                                322,708           322,708
                                                                -----------       -----------

STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                    0                 0
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized;  7,182,738 at August 31, 1997 and 7,151,984
      at Nov 30, 1996                                                77,227            71,520
   Additional paid-in capital                                     7,644,439         6,473,085
   Unrealized holding gain or (loss)                                (87,000)                0
   Accumulated deficit                                           (3,653,152)       (2,885,477)
                                                                -----------       -----------
             Total Stockholders' Equity                           3,981,514         3,659,129
                                                                -----------       -----------
             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                            $ 5,340,385       $ 4,207,724
                                                                ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                         CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          AUGUST 31,        AUGUST 31,          AUGUST 31,        AUGUST 31,
                                                             1997             1996                1997              1996
                                                         (UNAUDITED)       (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
                                                         -----------       -----------         -----------       -----------
Revenue                                                  $     7,425       $   201,096         $   417,575       $ 2,201,096
                                                         -----------       -----------         -----------       -----------
Costs and Expenses:
   Selling, general & administrative expenses                373,026           349,938           1,225,063         1,119,062
   Research and development expenses                          19,710              --                69,864             2,189
   Depreciation and amortization                              13,805            23,038              40,481            49,784
                                                         -----------       -----------         -----------       -----------

                         Total Cost and Expenses             406,542           372,976           1,335,409         1,171,035
                                                         -----------       -----------         -----------       -----------

Operating Profit (Loss)                                     (399,117)         (171,880)           (917,834)        1,030,061
                                                         -----------       -----------         -----------       -----------

Other Income and (Expense):

   Interest Income/Other Income                               11,288            31,527              42,022            32,339
   Interest Expense                                             --             (12,937)               --             (12,937)
   Gain on sale of unconsolidated affiliate's stock           88,421              --               250,671           150,000
                                                         -----------       -----------         -----------       -----------

                         Total Other Income                   99,709            18,590             292,693           169,402
                                                         -----------       -----------         -----------       -----------

Income (Loss) before equity in net loss of
   unconsolidated affiliate                                 (299,408)         (153,290)           (625,141)        1,199,462
Provision for income taxes                                      --              41,814                --              41,814
Equity in net loss of unconsolidated affiliate                66,203            18,087             142,535           183,415
                                                         -----------       -----------         -----------       -----------
Net Income (Loss)                                        ($  365,611)      ($  213,191)        ($  767,676)      $   974,233
                                                         ===========       ===========         ===========       ===========

Net Income (Loss) Per Share                                   ($0.05)           ($0.03)             ($0.11)            $0.14
                                                         ===========       ===========         ===========       ===========

Number of Shares Used In Computation                       7,164,551         7,098,750           7,157,843        7,093,026
                                                         ===========       ===========        ============       ==========
   (Weighted averaged shares for period)

The accompanying notes to consolidated financial statements are an integral part of these statements.



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                           AUGUST 31,      AUGUST 31,
                                                             1997            1996
                                                          (UNAUDITED)     (UNAUDITED)
                                                         ------------     -----------
Net cash provided by (used for) operating activities        (327,887)       1,137,690

Net cash used for investing activities                   $  (695,828)     $   106,874

Net cash provided by financing activities                  1,280,957          (28,000)
                                                         -----------      -----------

    Increase (decrease) in cash and cash equivalents         256,972        1,216,564
Cash and cash equivalents:
          Beginning of year                                1,079,531           11,536
                                                         -----------      -----------
          End of period                                  $ 1,336,503      $ 1,228,100
                                                         ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of August 31, 1997, Consolidated Statements of Operations for the nine months ended August 31, 1997 and Consolidated Statement of Cash Flows for the nine months ended August 31, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1997 and for all periods presented have been made.

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

NOTE 2   INVESTMENT EQUITY IN UNCONSOLIDATED AFFILIATE, SALE OF STOCK

         In May, 1997, the Company received $163,996 from the sale of 55,000 shares of Net/Tech International common stock. In August, 1997, the Company received $89,741 from the sale of 33,000 shares of Net/Tech International common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,949,929 shares. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $440,442 as of August 31, 1997. (If these same shares were valued at the closing market price of Net/Tech's stock on August 31, 1997, the market capitalization of CRYO-CELL's holdings would be $5,606,045. Net/Tech's stock trades on the NASD Electronic Bulletin Board (Symbol N T T I).)

NOTE 3   LINE OF CREDIT

         In August, 1997, the Company finalized a $1,000,000 line of credit from NationsBank of Clearwater. The terms of the one year line of credit include a 1% placement fee ($10,000) and one point above prime interest rate. The loan is collateralized by shares of the Company's stock pledged by a group of existing shareholders. At the balance sheet date of August 31, 1997, the outstanding loan balance was $620,000. Subsequent to the balance sheet date, the Company paid off the Line in its entirety leaving a zero balance. At the date of this report, the Company has no debt outstanding. The Company still retains the $1 million Line of Credit.

NOTE 4   STOCKHOLDERS EQUITY

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

         In August, 1997, in connection with the Bank Line of Credit which is described above, the group of shareholders who pledged stock as collateral received 17,500 shares in return for their assistance.

NOTE 5   REVENUE SHARING AGREEMENTS

VISCOUNT SECURITIES, LTD.

         In the first fiscal quarter, the Company signed an agreement for the sale of two Single Unit Revenue Sharing Agreements for $2,000,000 to an associate firm of Sachem Corporate Finance, Ltd., (hereafter referred to as Viscount Securities, Ltd.). The agreement covered revenue sharing in two units to be located in CRYO-CELL Lifespan/SM/ sites in the U.S. Revenue of $400,000 was recognized in the quarter ending February 28, 1997, reflecting a non-refundable deposit paid to CRYO-CELL in the form of 100,000 shares of a NASDAQ small cap stock.

         The $1.6 million cash balance was due in full by May 31, 1997. It was not received at that time because of on-going, expanded negotiations which caused the due date to be extended by the Company. The negotiations with Viscount for revenue sharing partnerships cover five countries in South America. These South American countries would include Brazil, Argentina, Chile, Paraguay, and Uruguay.

         If the entire $2,000,000 is received in a time frame satisfactory to the Company, CRYO-CELL has granted Viscount the right to purchase an additional three Single Unit Revenue Sharing Agreements for $3,000,000. These must be outside the U.S. and could include Australia, where CRYO-CELL has recently received a patent for its cellular storage technology.

         Viscount, which is headquartered in London, England, will be granted a 10% management equity position in CRYO-CELL's planned European operation only if the full $2,000,000 payment has been made.

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

         A key factor of the Company's business strategy is its Lifespan/SM/ Cellular Storage Program. This program establishes a network of Lifespan/SM/ Centers through partnerships with hospitals and medical centers. Under this program, the stem cells are stored at the participating hospital. Recently, the Company has succeeded in combining the Lifespan/SM/ Cellular Storage Program with its Revenue Sharing Program. The combined programs entitle the partnering hospital or medical center to receive an additional portion of their Lifespan/SM/ center's annual storage revenue.

         In these instances, the Company could gain significant marketing support from a partnered hospital or medical center as they educate their patients on the potential life-saving benefits of umbilical cord blood stem cell storage. If a hospital or medical center, under the Revenue Sharing Program, has now invested any of its own funds in the program, the Company believes this combined effort has the potential to accelerate the storage of cellular specimens.

         In September, 1997, the Company occupied its new, free-standing headquarters building containing 7,500 square feet which are under a seven year lease. The new facility includes a complete state-of-the-art laboratory for the processing and cryopreservation of multi-faceted cellular specimens. This facility contains executive offices and will also be utilized as a conference center and training facility to be used for visitors from both domestic and international laboratories. Expenditures for the facility thus far in this fiscal year as of the date of this report are approximately $425,000.

         This facility will enable the Company to offer its partnering hospitals the ability to benefit without having to invest in the cost of building and operating a lab. In addition, it can give the Company the additional profit source from processing the umbilical stem cells to prepare them for storage. The Company's program for developing innovative storage technology continues to progress. Expenditures related to this technology development including Underwriters' Laboratories application thus far in the fiscal year as of the report date are approximately $275,000.

         The Company believes that to bring its outstanding development projects to completion will require approximately $500,000.

         The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter August 31, 1997 as compared to the same period of the prior year as well as the year-to-date period compared to the same period of the prior year.

GENERAL

         In addition to the opening of its own processing and cryopreservation facility, the Company continued to expand its Lifespan/SM/ Cellular Storage Program. In September, 1997, the Company signed an agreement with Washington Hospital Center in Washington, D.C., serving the greater metropolitan Washington area, including suburban Virginia and Maryland. The number of births in this area exceeds 60,000 annually.

         Tenet Healthcare Corp., the second largest hospital system in the U.S. which operates over 120 hospitals, has agreed to participate as a Lifespan/SM/ Center and a Single-Unit Revenue Sharing Partner. Tenet is expanding its lab facilities to implement the CRYO-CELL Lifespan/SM/ Program. The first facility is expected to be opened for processing in December 1997 at Tenet's St. Vincent's Hospital in Worcester, Massachusetts. This program establishes a processing and storage facility as a means of supporting the cryopreservation of umbilical cord blood (U-cord/TM/) stem cells for the possible future medical benefit of newborn babies and their siblings.

         Revenue Sharing Agreements can take considerable time to negotiate and come to fruition. Moreover, since such agreements can involve millions of dollars, there can be wide swings in revenue and earnings from quarter to quarter and possibly year-to-year.

INVESTMENT EQUITY IN UNCONSOLIDATED AFFILIATE

         CRYO-CELL owned 29% of Net/Tech International, Inc., at quarter end (See Note 2 of the Notes to Consolidated Financial Statements for CRYO-CELL holdings). Net/Tech International, Inc.'s core technology is the patented Hygiene Guard Hand Washing Monitoring System. The Hygiene Guard is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

         In August, Net/Tech International, a CRYO-CELL affiliate, installed the Hygiene Guard System at the Tropicana Hotel and Casino in Atlantic City as the first end user Beta Test Site. Net/Tech is scheduled to install the Hygiene Guard System at the William Beaumont U.S. Army Medical Center in El Paso, Texas, in November of this year.

         Net/Tech has received tremendous interest from potential End Users and Distributor/Joint Venture Partners throughout the U.S. and internationally.

         The Company carries its investment in Net/Tech under the Equity Method in accordance with generally accepted accounting principles. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $440,442 as of August 31, 1997. If these same shares were valued at the closing market price of Net/Tech's stock on August 31, 1997, the market capitalization of CRYO-CELL's holdings would be $5,606,045. Since the end of fiscal 1995, the Company has systematically reduced its holdings in Net/Tech from 42% to the current level of 29%. When the Company's holdings of Net/Tech are less than 20%, they would be valued at fair market value in accordance with generally accepted accounting principles.

MANAGEMENT

         In early September, the Board of Directors accepted the resignation of William C. Hardy as President, Chief Operating Officer and member of the Board of Directors. Those duties are being handled by the Chief Executive Officer, Mr. Daniel D. Richard, founder of the Company. The Company is in the process of hiring a new executive management team.

RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended August 31, 1997 were $7,425 as compared to $201,096 in the quarter ended August 31 of the prior year. Revenues for the nine months ended August 31, 1997 were $417,575 as compared to $2,201,096 for the same period of the prior year. The decrease in both comparisons reflects a lower level of Revenue Sharing Agreements which were brought to fruition during the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the quarter ended August 31, 1997 were $373,026 as compared to $349,938 for the quarter ended August 31 of the prior year. Selling, general and administrative costs year-to-date were $1,225,063 compared to $1,119,062 for the period of the prior year. The increase reflects the expanded staffing needs as the Company services new centers coming on stream as well as the opening of its own processing and storage site.

GAIN ON SALE OF UNCONSOLIDATED AFFILIATE STOCK. During the quarter ended August 31, 1997, the Company realized a gain of $88,421 from the sale of 33,000 shares of Net/Tech International common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,949,929 shares. For the nine months ended August 31, 1997, the Company has realized a gain of $250,671 from the sale of 88,000 shares of its Net/Tech holdings compared to a gain of $150,000 for the same period of the prior year.

NET LOSS. The Company's net loss for the quarter ended May 31, 1997 was $365,611 as compared to a net loss of $213,191 during the same period of the prior year. For the nine months ended August 31, 1997, the Company had a net loss of $767,676 as compared to net income of $974,233 for the same period of the prior year. The change in earnings for both comparison periods reflects the lower level of Revenue Sharing Agreements brought to fruition during the current periods.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1997, the Company had cash and cash equivalents of $1,336,503 as compared to $1,079,531 at November 30, 1996, the end of the Company's last fiscal year.

         For the nine month period ending August 31, 1997, operating activities consumed $327,887 reflecting the net loss partially offset by a reduction in working capital (the primary component of which included payment in full from OrNda of their outstanding receivable of $666,667 from the prior year end; the Company has since been notified that Tenet HealthSystem, which acquired OrNda, is honoring that Revenue Sharing Agreement). Investing activities during the same nine month period consumed $695,828, of which the significant items were equipment and leasehold improvements for the Company's new processing and storage laboratory and headquarters as well as its cellular storage systems. Financing activities during the nine month period ended August 31, 1997 contributed cash of $1,280,957, the significant elements of which were the borrowing of $620,000 under the Bank Line of Credit (see Note 3 of the Notes to Financial Statements) and the sale of options (see Note 4 of the Notes to Financial Statements). Subsequent to the balance sheet date, the Company paid off the entire outstanding balance on the line. At the date of this report, the Company has no debt outstanding. However, the Company still retains the $1 million Line of Credit.

         The Company anticipates that cash reserves plus cash flows from operations and financing activities will be sufficient to fund its operations and growth during the balance of its current fiscal year. Cash requirements for the next fiscal year could be met through the sale of Revenue Sharing Agreements which are currently being negotiated.

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

         On March 28, 1997, approximately eight months after CRYO-CELL filed its suit, the Company was informed that the University of Arizona had filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL had breached the contract and had intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case.

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

                       September 5, 1997            Item 5. OTHER EVENTS

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CRYO-CELL INTERNATIONAL, INC.

                                       /s/ DANIEL D. RICHARD
                                       -----------------------------
                                       Daniel D. Richard
                                       Chief Executive Officer


                                       /s/ BRIAN K. BURKE
                                       -----------------------------
                                       Brian K. Burke
                                       Chief Financial Officer, Secretary
                                       and Treasurer

     Date:   October 15, 1997

                                 EXHIBIT INDEX
EXHIBIT

   27          Financial Data Schedule