Form 10QSB/A
period 1997-08-31
CRYO CELL INTERNATIONAL INC
filed 1997-10-17
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

MANAGEMENT


     In early September, the Board of Directors accepted the resignation of William C. Hardy as President, Chief Operating Officer and member of the Board of Directors and the resignation of Leonard Green as a menber of the Board. Mr. Hardy's duties are being handled by the Chief Executive Officer, Mr. Daniel D. Richard, founder of the Company. The Company is in the process of hiring a new executive management team.


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


                                       CRYO-CELL INTERNATIONAL, INC.

                                       /s/ DANIEL D. RICHARD
                                       -----------------------------
                                       Daniel D. Richard
                                       Chief Executive Officer


                                       /s/ BRIAN K. BURKE
                                       -----------------------------
                                       Brian K. Burke
                                       Chief Financial Officer, Secretary
                                       and Treasurer

     Date:   October 16, 1997

                                 EXHIBIT INDEX
EXHIBIT

   27          Financial Data Schedule