Form 10KSB
period 1997-11-30
CRYO CELL INTERNATIONAL INC
filed 1998-03-13
CIK 862692

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                   For the fiscal year ended NOVEMBER 30, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number 000-23386

                          CRYO-CELL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


      DELAWARE                                                  22-3023093
 -------------------------                                   ---------------
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                         Identification  No.)


           3165 MCMULLEN BOOTH ROAD, BLDG. 5, CLEARWATER, FL 33761
           -------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                  Issuer's telephone number: (813) 723-0333

Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class               Name of each exchange on which registered
         NONE
--------------------------            -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                    ---------------------------------------
                               (Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB [ ]

Issuer's Revenues for its most recent fiscal year: $417,913

As of January 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $20,778,086. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was 3 15/16.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____No____.

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of January 31, 1998: 7,186,501.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

FORWARD LOOKING STATEMENTS


     In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1998 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION


     CRYO-CELL International, Inc., is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cellular storage and the design and development of cellular storage devices. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. The Company has initiated the development of a cellular banking network which the Company refers to as its Lifespan/SM/ Program (described below in more detail).

     When placed in operation in the field, the Company believes that the cellular storage unit will provide the user with an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The unit is controlled by a computer system which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The Company is the assignee of all patents on the units.

BACKGROUND


      Nearly fifty years ago researchers discovered that cells could be cryopreserved at an extremely low temperature and all cellular activity would cease until the specimens were thawed. Historically, cryopreservation was required for organ transplants, blood banks and medical research. Today cryopreservation is an integral component of evolving cellular therapies.

CELL BANKING


     Stem cells are the building blocks of our blood and immune systems. They form the white cells that fight infection, red cells that carry oxygen throughout the body and platelets that promote healing. Stem cells are the main ingredient found in bone marrow where they continue to generate cells throughout our lives. Stem cells can be kept alive in a cryogenic environment and then infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). The opportunity to use an individual's own marrow for a transplant is dependent upon whether the cancer has entered the marrow system (metastasized). Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease.

     Stem cells can be found in umbilical cord and placenta blood ("cord blood stem cells") which can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. As of the end of 1997, over 400 (compared to approximately 300 at the end of 1996) cord blood transplants have been performed. The Company believes that parents will want to save and store these cells for potential future use by their child. These stem cells could also have a 1 in 4 chance of being compatible for use by a sibling. Moreover, researchers believe they may be utilized by parents in the future.

     The Company believes that the market for cord blood stem cells is enhanced by the current focus on reducing prohibitive health care costs. With the costs of bone marrow matches and transplants, newborn's U-Cord cells could be stored as a practice of preventative medicine. New medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

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

CCEL CELLULAR STORAGE UNITS

     Currently available units from other providers of cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover, exposes the remaining stored specimens to ambient temperature. CRYO-CELL has designed and holds patents on a system which we believe makes use of the latest in computer and robotics technology.

     The Company's technology involves patented, multi-faceted cellular storage units. The Company believes its technology provides an improved method for storing human cells, such as cord blood, tumor tissue, sperm and other cells in liquid nitrogen and/or liquid nitrogen vapor.

     The unit is currently assembled by an independent manufacturer utilizing the Company's patented design. The Company has been advised by Underwriters Laboratories ("U/L") that we have passed all required inspections and the unit is now U/L listed. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model.

     To harvest the umbilical cord stem cells, a medical professional removes the blood from the umbilical cord and the placenta utilizing the Umbilical Cord Blood Collection Kit ("Kit") developed by CRYO-CELL. The Kit contains everything needed to collect specimens, including both instructions for the medical professional and for delivery of the specimens to the processing center. The Kit is being manufactured by an independent organization and is provided to the client as part of the Company's $275 initial year fee.

LIFESPAN/SM/ CENTERS

     A key factor of the CRYO-CELL business strategy is its Lifespan/SM/ Cellular Storage Program. This program is intended to establish a network of Lifespan/SM/ Centers through partnerships with hospitals and medical centers. Under the Lifespan/SM/ program, the Company provides certain technology, equipment and maintenance to the medical facility without charge. The Lifespan/SM/ participant provides the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. Typically, the revenues from a Lifespan/SM/ project will be divided 75% to the Company and 25% to the Lifespan/SM/ participant. This arrangement enables the Lifespan/SM/ facility to expand their cellular storage capabilities, offer new services and create a source of ongoing revenue.

     The Company has initiated its Lifespan/SM/ Cellular Storage Program. In September, 1997 the Company signed an agreement with Washington Hospital Center in Washington, D.C., serving the greater metropolitan Washington area, including suburban Virginia and Maryland. The number of births in this area exceeds 60,000 annually.

     Tenet HealthSystem Hospitals, Inc., the second largest proprietary hospital system in the U.S. which operates over 120 hospitals, has agreed to participate as a Lifespan/SM/ Center and Single-Unit Revenue Sharing Partner. Tenet is expanding its lab facilities to implement the CRYO-CELL Lifespan/SM/ Program. The first facility is expected to be opened for processing in March, 1998 at Tenet's St. Vincent Hospital in Worcester, Massachusetts.

     In March 1997, the Company signed an agreement with St. Peter's Medical Center in New Brunswick, New Jersey to be the exclusive CRYO-CELL Storage Center in the State of New Jersey. The state of New Jersey has approximately 120,000 births annually. The facility is expected to open in the spring of 1998.

     CRYO-CELL established a Lifespan/SM/ Center in 1996 at Reproductive Genetics Laboratory at the Illinois Masonic Medical Center in Chicago. This is a World Health Organization ("WHO") Collaborating Center for Prevention of Genetic Disorders. The Company is storing this Lifespan/SM/ Center's specimens in a standard CryoMed unit on an interim basis until our proprietary equipment is installed.

     The Company's strategic plan is to develop an international cellular banking network based on its patented technologies. The Company is focusing on building alliances through its Lifespan/SM/ Program as well as its Revenue Sharing Program with university/medical centers and other organizations in the United States and overseas.

MARKETING CELLULAR STORAGE SERVICE

     Over four million babies are born in the United States annually. The Company has targeted the stem cell cryopreservation market as its initial focus.

     CRYO-CELL has entered into an agreement with the Lamaze Publishing Company to sponsor the Lamaze tutorial tape. The agreement calls for Lamaze to distribute the videotape to nearly two million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which will be distributed by over 10,000 instructors, will discuss the importance of cord blood storage and refer viewers to the full page ad the company has placed in the Lamaze Parents Magazine, which will be distributed to 2.4 million expectant mothers. The Company has also committed to a second Lamaze program which will now bring the total coverage to
3.6 million expectant mothers for the tutorial tape and 4.8 million expectant mothers for the Lamaze Parents Magazine over a two year period. In addition, the Company has signed a two year commitment with Revista Lamaze para Padres Special Delivery Magazine Onsert Program to reach nearly one million Hispanic mothers-to-be with a hand delivered Spanish translation of the CRYO-CELL brochure. The Company feels this is an extremely important marketing campaign because it is known that ethnic minorities are generally underrepresented in the National Marrow Donor Registry. The Company has exclusivity in the cord blood storage field and first right of refusal for renewal of the agreement.

     CRYO-CELL has entered into an agreement with Bio-Stor International, Inc. which will market processing and cellular storage for CRYO-CELL at no additional expenditure to the company. CRYO-CELL will receive 19% equity in Bio-Stor. For a $1,000,000 (one million dollar) payment to CRYO-CELL, Bio-Stor receives the rights to market the CRYO-CELL technology. Each time Bio-Stor marketing activities fill 33,000 spaces in a CCEL multi-faceted cellular storage unit at the headquarters lab, they have the right to market an additional 33,000 spaces for new specimens. Bio-Stor is required to pay another $1,000,000 (one million dollars) to CCEL for each active Revenue Sharing Market Agreement. In addition, CRYO-CELL could receive an additional $3,000,000 to $5,000,000 from a successful Bio-Stor Initial Public Offering. The success of this agreement is largely dependent upon the successful completion of the initial public offering by Bio-Stor which is uncertain.

     CRYO-CELL has established a Medical & Scientific Advisory Board comprised of more than 20 researchers, physicians and scientists from various fields such as oncology, stem cell research, hematology, genetic research, assisted reproduction and other specialties. Many of the Company's Advisory Board members are heads of their departments and are committed to cellular storage as part of new services to improve patient care and save lives.

     The Company markets its cellular banking services by targeting expectant parents through direct information to obstetricians, pediatricians, Lamaze instructors, childbirth educators, certified nurse-midwifes and other related healthcare professionals. In addition, the Company exhibits at conferences, trade shows and other media which focus on the expectant parent market.

REVENUE SHARING AGREEMENTS

ARIZONA. On February 28, 1995, the Company entered into a Revenue Sharing Agreement with two private investors. The revenue interest entitles the investors to a 50% share of the Net Revenues (defined as the revenues after expenses for running the Lifespan/SM/ Program) from all cellular storage activities in Arizona. In exchange, the Company received a total of $1,800,000 in negotiable demand notes to be paid in 25% annual installments ($450,000 plus interest at prime rate) annually, commencing April 30, 1996.

     In January, 1996, the notes were restructured to provide for an accelerated payment of the $450,000, originally due April 30, 1996, to January of 1996. This was in exchange for the payment of future amounts to be due and payable out of revenues generated from the Lifespan/SM/ Program. Since the restructuring made the repayment of the $1,350,000 note based upon future revenue, the Company does not carry the note as a receivable and has not recorded this portion of the income.

ILLINOIS. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in CRYO-CELL's portion of net revenues generated by the Cellular Storage Unit located in the Illinois Masonic Medical Center. The revenue generated by this Single Unit Revenue Sharing Agreement was $1,000,000.

BIO-STOR. On November 11, 1997, the Company and Bio-Stor International, Inc., signed a modification to their Agreement of April 12, 1996. The amended agreement is intended to create an organization to join CRYO-CELL in marketing its cellular storage service throughout the United States. CRYO-CELL agrees to share in the net revenue from 33,000 spaces in each of three locations for $3,000,000. A non-refundable deposit of $1,000,000 was the condition for obtaining these revenue sharing rights. In the event the total $3,000,000 can not be raised, all proceeds paid will be applied to individual Revenue Sharing Agreements for locations designated by CRYO-CELL.

     Bio-Stor issued a promissory note dated April 29, 1996, and due on June 1, 1996, in the amount of $900,000 representing 90% of the non-refundable deposit ($1,000,000). The $900,000 has been received by the Company as of the balance sheet date and the remaining $100,000 will be paid out of the Bio-Stor initial public offering. The balance of the $2,100,000 will be paid by November 11, 1998 out of the proceeds of the Bio-Stor initial public offering. An additional extension of up to 180 days will be granted if Bio-Stor files for their IPO with the SEC within the 12 month time frame.

     Under the modified agreement, Bio-Stor purchased an Active Revenue Sharing Marketing Partnership for cellular storage business that is generated by Bio-Stor. CRYO-CELL received a non-recourse promissory note in the amount of $1,000,000 from Bio-Stor payable upon completion of Bio-Stor's initial public offering. This promissory note is not reflected in CRYO-CELL's financial statements since payment is contingent upon a successful initial public offering.

     CRYO-CELL also granted Bio-Stor a one year option for an Active Revenue Sharing Marketing Partnership for "multi-faceted" cellular storage business that is generated by Bio-Stor for $1,000,000. The purchase option must be exercised at the time of the Bio-Stor IPO.

     In addition, CRYO-CELL granted Bio-Stor a one year option to (1) purchase a 20% equity position of CRYO-CELL Europe (a corporation to be formed to service the European common markets) for $2,000,000 and to (2) purchase an equity position in CRYO-CELL Latin America (a corporation to be formed to service the Merco-Sur, which encompasses Argentina, Brazil, Paraguay, Uraguay and Chile) for $1,000,000 per 10% up to 20%.

     In consideration of these modifications, CRYO-CELL will receive 19% equity position in Bio-Stor after the successful initial public offering. CRYO-CELL has granted Bio-Stor a voting trust with respect to these shares.

TENET HEALTHSYSTEM HOSPITALS, INC. On November 30, 1996, the Company signed dual joint venture agreements with OrNda HealthCorp, a Nashville based chain of 50 hospitals. Under the terms of the Lifespan/SM/ segment of the agreement, CRYO-CELL will provide OrNda, which at the time had $2.7 billion in annual revenues, the use of two CRYO-CELL patented Cellular Storage Units, each with an approximate 35,000 storage capacity. In addition to OrNda receiving 25% of the $50 per specimen annual cellular storage fees, CRYO-CELL will provide "pro-bono" spaces within units for important research in cryopreservation of stem cells for the future medical benefit of OrNda's patients. In addition to the Lifespan/SM/ agreement, two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid CRYO-CELL $666,666. OrNda was acquired by Tenet HealthSystem Hospitals, Inc. which agreed to be bound by the terms of the Lifespan and Single Unit Revenue Sharing Agreements.

GAMIDA-MEDEQUIP. AND VISCOUNT SECURITIES The Company entered into agreements with Gamida MedEquip. After the signatory deceased the agreement was terminated and the deposit refunded. In addition, the company signed an agreement with Sachem (Viscount Securities) which was not brought to fruition and was terminated. Sachem is entitled to storage revenue based upon their $400,000 non-refundable deposit which was paid in May 1997, in the form of 100,000 shares of a NASDAQ small cap stock. The Company is free to negotiate replacement agreements and intends to do so.

PATENTS

     The Company has been granted patents with respect to its cellular storage unit. In addition the Company has filed several additional United States and foreign patents. There can be no assurances, however, that the pending patent applications will be issued as patents or, if issued, that the patents will provide the Company with significant protection against competitors. The Company has made application for the Lifespan/SM/ service mark.

COMPETITION

     The Company is aware of several competitors in the marketplace. Each of these companies, Viacord, Cord Blood Registry and Corcell, charge a considerably higher price for their services than CRYO-CELL. Ultimately, the Company believes it will be able to successfully compete due to its marketing approach and the fact that it currently has the most affordable program in the United States.

RESEARCH AND DEVELOPMENT

     The Company has expended $204,117 during fiscal 1997 , compared to $111,499 during fiscal 1996 on research and development. Additionally, more than $38,000 was spent to date to obtain Underwriters Laboratory's listing.

GOVERNMENT REGULATION

     Since the inception of the development of the unit, it has been the opinion of management and legal counsel that the CCEL Cellular Storage Unit is a class I device and falls under the Food and Drug Administration's (FDA) regulations at 21 C.F.R. ss. 862.2050 ("general purpose laboratory equipment labeled and promoted for a specific medical use"). Devices regulated under 21 C.F.R. ss.
862.2050 are specifically exempt from the 510(k) notification requirements. There is no assurance that in the future the FDA would not classify the unit as a class II device requiring the Company to file for an equivalency in order to be able to continue commercial use of the unit.

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

     While management believes FDA approval will not be necessary, in the event that the cryogenic unit is not accepted as substantially equivalent by the FDA it would require the Company to develop significant test data proving the reliability of the unit which would take a significant amount of time. Also, there can be no assurance that the Company will be granted the right to produce the unit for distribution in the U.S. or that if it is granted the right, it will be accomplished in a time frame that will not negatively impact the potential future revenue of the Company.

EMPLOYEES

     At present there are 11 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer. The Company has negotiated an agreement for the services of an experienced individual who will serve as President and Chief Operating Officer commencing in April 1998.

     In February 1998, Gerald F. Maass joined the Company as Executive Vice President and General Manager. Mr. Maass resigned from a 10 year tenure with Johnson & Johnson (Critikon) where he served as International Director of Marketing. Mr. Maass' international contacts will be invaluable in the development of strategic alliances for the Company's proprietary technology in foreign markets. Along with extensive marketing experience, Mr. Maass also brings to CRYO-CELL experience in the medical technology field.

      Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees to be excellent and therefore does not contemplate any labor disputes.

NET/TECH INTERNATIONAL, INC.

     At November 30, 1997 CRYO-CELL owned 1,883,711 shares of Net/Tech International, Inc. common stock (Net/Tech NASD Bulletin Board symbol...NTTI) which represented 28% of the outstanding shares (6,689,210 shares total) of this company. Net/Tech has received a patent for a Hygiene Guard hand washing monitoring system. This system will monitor whether employees have washed their hands after using the restroom facilities prior to returning to their workplace. Net/Tech has obtained the Global Marketing rights to the Food Fresh and is completing their catalogue of more than 75 products which will enable restaurants, hotels, hospitals and processing centers to comply with federal and state health regulations pertaining to food safety.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company entered into a long term lease on a new, free-standing headquarters building containing 7,500 square feet. The facility contains executive offices, conference and training center, state of the art laboratory and supporting scientific offices.

ITEM 3.     LEGAL PROCEEDINGS

     In July of 1996, the Company filed suit in the Superior Court of the State of California, in San Francisco, naming Cord Blood Registry, Inc., Jesse Kramer, David T. Harris, The Board of Regents University of Arizona and other defendants. The multi-count lawsuit, seeking damages. The suits allege among other things: breach of contract, fraud and deceit, misrepresentation, unfair competition, and trade libel. In addition, the Company seeks damages, including punitive damages, resulting from the alleged misappropriation of funds belonging to CRYO-CELL in connection with cellular storage by its customers. The Company believes the suit has merit and the allegations can be proven. It has been established that the defendants have contractually indemnified each other. Their contract stipulates an insurance program which covers "the defendants' wrongful use of CRYO-CELL's material, the interference of a legitimate business arrangement between CRYO-CELL and the University of Arizona" and the disparagement of CRYO-CELL.

     On March 28, 1997, the company was informed that the University of Arizona filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL has breached the contract and intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case. Litigation is proceeding.

     On October 31, 1997, CRYO-CELL filed a multi-count lawsuit in United States District Court, Northern District of New York, Albany, New York, claiming that Stainless Design Corporation of Saugerties, New York, and one of its officers breached its contract among other things, with the Company in relation to the manufacture of cellular storage systems. Stainless Design Corporation filed a counterclaim on December 15, 1997 which among other things alleges that SDC was given a design they could not build. CRYO-CELL feels these allegations have no merit since the Company was assured by SDC that the unit would function as intended. Moreover, the unit has been subsequently listed by Underwriters Laboratory.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     In January of 1997, the Company's stock began trading on the NASDAQ Small Cap market. The Company's common stock traded on the Over-The-Counter market since January 10, 1991, the date of the Company's initial public offering. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company's common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                      HIGH               LOW

1996
----
February 29, 1996                     3 1/2             3 1/8
May 31, 1996                          5 1/2             4 3/8
August 31, 1996                       6 1/4             5 3/4
November 30, 1996                     4 1/8             3 15/16

1997
----
February 28, 1997                     6 1/4             6
May 31, 1997                          4 1/2             4 3/8
August 31, 1997                       3 23/32           3 1/4
November 30, 1997                     3 1/8             3 1/8

     The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

     As of January 31, 1998, the Registrant had 368 shareholders of record, and management believes there are approximately 975 additional beneficial holders.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 1997, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

GENERAL

     The Company is engaged in cellular storage and the design and development of cellular storage devices used in its storage programs. The Company has been financed primarily through both the private and public equity markets.

     The revenue recognized to date has been almost exclusively from the sale of Revenue Sharing Agreements. Revenue Sharing Agreements can take considerable time to negotiate and come to fruition. Moreover, since such agreements can involve millions of dollars, there can be wide swings in revenue and earnings from quarter to quarter and possibly year to year.

RESULTS OF OPERATIONS

SALES. For the year ended November 30, 1997, the Company had revenues of $417,913 compared to $2,669,616 in the prior fiscal year. The majority of revenues in 1996 was from the sale of Revenue Sharing Agreements. The decrease reflects a lower level of Revenue Sharing Agreements that were brought to fruition during the fiscal year.

COST OF SALES. In the fiscal year ended November 30, 1997, cost of sales were $46,047 compared to $292,708 in the prior period. Cost of sales represents the assignment of a proportionate share of the cost of equipment associated with the Revenue Sharing Agreements to cost of sales. The cost of sales as a percentage of revenue remained fairly constant between the two years at 11%.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the twelve months ended November 30, 1997, were $1,625,082 as compared to $1,398,630 in 1996. The increase reflects the expense of market development, lab operations support and client services associated with the Lifespan/SM/ Centers and Revenue Sharing Agreements, the expense of voluntary regulatory approval for the Company's cellular storage unit, continued product development, and the establishment of an expanded management team to handle the anticipated growth.

LOAN SETTLEMENT EXPENSE. Loan settlement expense during the twelve months ended November 30, 1997, was $0 as compared to $95,251 in 1996. The 1996 figure represents final adjustments associated with the conversion of a loan to Net/Tech International, Inc., into Net/Tech common stock.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, Development and Related expenses during the twelve months ended November 30, 1997, were $204,117 as compared to $111,499 in 1996. The increase reflects the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's additional cellular storage systems.

OTHER. During the twelve months ended November 30, 1997, the Company realized a gain of $443,153 on the sale of common stock of Net/Tech International, Inc., compared to $150,000 in 1996. During fiscal 1997, the Company wrote off $4,239 compared to $146,506 in 1996 for patents no longer considered necessary by the Company. During fiscal 1997, the Company wrote off $172,843 associated with discontinued equipment. During fiscal 1997, the Company recognized the equity in the loss of its unconsolidated affiliate (Net/Tech International, Inc.) of $402,245 as compared to $79,629 in the 1996.

MATERIAL FOURTH QUARTER ADJUSTMENTS. The results for the fourth quarter ending November 30, 1997, include the following adjustments: (1) the loss recorded in the equity of Net/Tech of $402,245, (2) the prototype no longer considered useful (added $172,843 to Expenses), (3) Research and Development charges of $114,622, and (4) the assignment of a proportionate share of cellular storage unit cost to the related Revenue Sharing Agreement revenue (cost of sales expense of $40,143). Taken together, these fourth quarter items had a significant adverse effect on fourth quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, the Company had cash and cash equivalents of $814,516 as compared to $1,079,531 at the end of fiscal 1996. The decrease in cash and cash equivalents was a result of the funding of operations.

     To date, the Company's sources of cash have been from the issuance of its own equities, the sale of Revenue Sharing Agreements, the borrowing on a revolving line of credit, and the sale of subsidiary stock. The sale of subsidiary shares alone generated $472,738 in fiscal year 1997.

     The Company's cash flows used for investing activities was $747,913 for the year ended November 30, 1997 compared to $123,663 for the preceding year. This $624,250 increase was a result of increased spending for the Company's new state of the art laboratory and expenditures related to its cellular storage units.

     Future capital expenditures are dependent on the rate at which the Company opens additional storage centers. The Company anticipates that cash reserves, cash flows from operations and the sale of subsidiary stock in fiscal, 1998 will be sufficient to fund its growth. Cash flows from operations will depend primarily on the sale of additional Revenue Sharing Agreements and the results of an extensive umbilical cord blood cellular storage marketing campaign with Lamaze publications.

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

COMPETITIVE ENVIRONMENT. In the Company's opinion, the potential life saving need for cryopreserved stem cells is likely to attract additional competitors in the market. The Company believes its storage and marketing edge will enable it to offer a more affordable service than its competitors. However, there can be no assurance that competitors with more financial and technical resources will not adversely affect the Company's business.

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

Consolidated Balance Sheets                                          F1

Consolidated Statements of Profit and Loss                           F3

Consolidated Statements of Cash Flows                                F4

Consolidated Statements of Shareholders' Equity                      F7

Consolidated Notes to Financial Statements                           F10

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
    CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income (loss), shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYO-CELL International, Inc. and subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                MIRSKY, FURST & ASSOCIATES, P.A.

Fort Lee, New Jersey
March 11, 1998




                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                NOVEMBER 30,  NOVEMBER 30,
                                                                    1997         1996
                                                               -------------  ------------
CURRENT ASSETS

   Cash and cash equivalents                                    $  814,156   $1,079,531
   Receivables and advances (net of allowance for
      doubtful accounts of $4,338 in 1997 and $2,500 in 1996)       62,637      673,533
   Marketable securities                                           225,000         --
   Refundable income taxes                                          21,338         --
   Loan origination fees, net                                       44,116         --
   Prepaid expenses and other current assets                        57,676       36,467
                                                                ----------   ----------
                   Total current assets                          1,224,923    1,789,531
                                                                ----------   ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net                                   2,466,152    2,001,746
                                                                ----------   ----------

Other Assets

   Intangible assets (net of amortization of                        68,512       67,630
     $35,696 and $30,531, respectively)
   Deposits with vendors and others                                 28,788        5,971
   Investment in unconsolidated affiliate                          191,698       50,138
                                                                ----------   ----------
                   Total other assets                              288,998      123,739
                                                                ----------   ----------
              TOTAL ASSETS                                      $3,980,073   $3,915,016
                                                                ==========   ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       F1



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   NOVEMBER 30,       NOVEMBER 30,
                                                                       1997               1996
                                                                   ------------      -------------

CURRENT LIABILITIES

   Accounts payable                                                 $   289,159       $    86,435
   Accrued expenses and withholdings                                    104,194            93,823
   Income tax payable                                                      --              37,334
   Short term borrowings                                                500,000              --
   Current portion of obligations under capital leases                    2,350             8,296
                                                                    -----------       -----------
              Total current liabilities                                 895,703           225,888
                                                                    -----------       -----------

OTHER LIABILITIES

    Unearned revenue and deposits                                         8,708            30,000
    Obligations under capital leases-net of current portion               4,542              --
                                                                    -----------       -----------
              Total other liabilities                                    13,250            30,000
                                                                    -----------       -----------

STOCKHOLDERS' EQUITY

   Preferred stock (500,000 $.01 par value authorized;                     --                --
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized; 7,186,501 at November 30, 1997 and 7,151,984
      at November 30, 1996 issued and outstanding)                       71,865            71,520
   Additional paid-in capital                                         7,702,791         6,473,085
   Unrealized losses on marketable securities                          (175,000)             --
   Accumulated deficit                                               (4,528,536)       (2,885,477)
                                                                    -----------       -----------
              Total stockholders' equity                              3,071,120         3,659,128
                                                                    -----------       -----------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                               $ 3,980,073       $ 3,915,016
                                                                    ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       F2




                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                        NOVEMBER 30,       NOVEMBER 30,
                                                            1997               1996
                                                        ------------       -----------

Revenue                                                  $   417,913       $ 2,669,616
                                                         -----------       -----------
COSTS AND EXPENSES:
   Cost of sales                                              46,047           292,708
   Marketing, general & administrative expenses            1,625,082         1,398,630
   Loan settlement expense                                      --              95,251
   Research, development and relating engineering            204,117           111,499
   Non-recurring charges                                        --             146,506
   Impairment of prototype                                   172,843              --
   Depreciation and amortization                              95,052            53,357
                                                         -----------       -----------
                           Total cost and expenses         2,143,141         2,097,951
                                                         -----------       -----------

OPERATING PROFIT (LOSS)                                   (1,725,228)          571,665
                                                         -----------       -----------
OTHER INCOME AND (EXPENSE):

   Interest Income/Other Income                               49,986            27,668
   Interest Expense                                           (8,677)          (14,135)
   Gain on sale of unconsolidated affiliate's stock          443,152           150,000
                                                         -----------       -----------
                           Total other income                484,461           163,533
                                                         -----------       -----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE                               (1,240,767)          735,198

Provision for income taxes                                                     (44,829)
Equity in net loss of unconsolidated affiliate              (402,292)          (79,629)
                                                         -----------       -----------
NET INCOME (LOSS)                                        $(1,643,059)      $   610,740
                                                         ===========       ===========
NET INCOME (LOSS) PER SHARE                              ($     0.23)      $      0.09
                                                         ===========       ===========

Number of Shares Used In Computation                       7,164,515         7,176,428
                                                         ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       F3


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                           NOVEMBER 30,         NOVEMBER 30,
                                                                               1997                 1996
                                                                           ------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income(loss)                                                    $(1,643,059)      $   610,740
        Adjustments to reconcile net income (loss)
        to cash provided by (used for) operating activities:
        Depreciation and amortization                                            95,051            53,357
        Interest income credited to affiliate loan                                 --               6,857
        Marketable securities received in lieu of cash (1)                     (400,000)             --
        Write off of patents and trademarks                                       4,239           146,506
        Impairment of prototype                                                 172,843              --
        Valuation allowance on Revenue Sharing Agreement sold                    40,143              --
        Loan settlement expense                                                    --              95,251
        Allowance for bad debts                                                   1,838             2,500
        Gain on sale of unconsolidated affiliate's stock                       (443,152)         (150,000)
        Equity in loss of unconsolidated affiliate                              402,292            79,629
        Payment of consulting and professional services with stock (2)           34,535           208,053
        Changes in assets and liabilities:
            Accounts receivable                                                 609,058          (694,333)
            Notes receivable                                                       --             455,000
            Refundable income taxes                                             (21,338)             --
            Loan origination fees                                               (10,000)             --
            Prepaid expenses and other current assets                           (21,209)          (36,467)
            Deposits                                                            (22,817)             --
            Accounts payable                                                    202,723            12,402
            Accrued expenses (3)                                                 23,075           335,680
            Other securities investments                                           --                --
            Income taxes payable                                                (37,334)           37,334
            Unearned revenue and deposits                                       (21,292)           12,575
                                                                            -----------       -----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                         (1,034,404)        1,175,084
                                                                            -----------       -----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F4



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                 NOVEMBER 30,     NOVEMBER 30,
                                                                    1997              1996
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment (4)                     (568,515)         (105,113)
        Payments for intangible assets                               (11,714)          (18,550)
        Manufacturing of cellular storage unit                      (167,684)             --
        Proceeds from sale of investee stock                         472,738           150,000
                                                                 -----------       -----------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES             $  (275,175)      $    26,337
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                                      12,500           170,417
        Loan proceeds                                                   --              88,662
        Loan advances to affiliated company                             --             169,357
        Sale of stock options                                        540,000              --
        Borrowing on line of credit                                  500,000              --
        Loan repayments from affiliated company                         --            (169,357)
        Repayment of debt                                               --            (376,662)
        Principal payments under capital leases                       (8,296)          (15,843)
                                                                 -----------       -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES:          1,044,204          (133,426)
                                                                 -----------       -----------
           Increase (decrease) in cash and cash equivalents         (265,375)        1,067,995
Cash and cash equivalents:
        Beginning of year                                        $ 1,079,531       $    11,536
                                                                 -----------       -----------
        End of period                                            $   814,156       $ 1,079,531
                                                                 ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       F5

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                     NOVEMBER 30,  NOVEMBER 30,
                                                         1997          1996
                                                     -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
         Interest                                      $ 8,676      $45,436
                                                       -------      -------
         Income taxes                                  $64,772      $ 7,496
                                                       -------      -------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1 The company received common stock with a fair market value of $400,000 in exchange for a Revenue Sharing Agreement.

2 Professional fees and consulting expenses of $34,535 and $208,053 were paid with the issuance of common stock in 1997 and 1996 respectively.

3 Professional fees of $12,750 were accrued in a prior period and paid with with the issuance of common stock in 1997.

4 The Company purchased a security system under a capital lease in the amount of $6,892.

     Deposits for equipment in the amount of $600,000 were converted into equipment in 1996.

     The Company received 517,211 shares of Net/Tech common stock as payment for advances and $6,857 interest income in 1996.


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       F6



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                UNREALIZED           TOTAL
                                                                   ADDITIONAL                   LOSSES ON            SHARE-
                                             COMMON STOCK           PAID-IN      ACCUMULATED    MARKETABLE          HOLDERS'
                                         SHARES        AMOUNT       CAPITAL        DEFICIT      SECURITIES          EQUITY
                                      -------------- ----------- -------------- -------------- -------------     --------------

BALANCE NOVEMBER 30, 1994               6,607,560      $66,076      $4,099,684    ($2,891,515)    $ --             $1,274,245
                                      ============== =========== ============== ============== =============     ==============

December 1, 1994 to
     November 30, 1995

Shares issued at $2.99 per share           67,000          670         199,330                                         200,000

Shares issued at $4.00 per share           50,000          500         199,500                                         200,000

Shares issued at $5.00 per share
    For blood separation equipment        200,000        2,000         998,000                                       1,000,000

Shares issued at $3.50 per share           30,000          300         104,700                                         105,000

Shares issued at $3.95 per share           60,000          600         236,557                                         237,157

Shares issued at $4.04 per share
    For services provided                  25,000          250         100,750                                         101,000

Shares issued at $2.50 per share
    For services provided                   3,230           32           8,043                                           8,075

Shares issued at $2.50 per share            2,500           25           6,225                                           6,250

Shares issued at $2.00 per share           10,000          100          19,883                                          19,983

Net (Loss)                                                                             (604,702)                      (604,702)
                                        ---------      -------      ----------      -----------       -------      -----------

BALANCE NOVEMBER 30, 1995               7,055,290      $70,553      $5,972,672      $(3,496,217)      $  --        $ 2,547,008
                                        =========      =======      ==========      ===========       =======      ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F7



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                             UNREALIZED     TOTAL
                                                                               ADDITIONAL                    LOSSES ON      SHARE-
                                                        COMMON STOCK            PAID-IN        ACCUMULATED   MARKETABLE    HOLDERS'
                                                    SHARES        AMOUNT        CAPITAL         DEFICIT      SECURITIES     EQUITY
                                                   ---------      -------      ----------      -----------      -----    ----------

BALANCE NOVEMBER 30, 1995                          7,055,290      $70,553      $5,972,672      $(3,496,217)     $ --     $2,547,008
                                                   =========      =======      ==========      ===========      =====    ==========

Shares issued upon
  exercise of options at $4.00 per share               5,000           50          19,950                                    20,000

Shares issued upon
   exercise of options at $3.00 per share             50,000          500         149,500                                   150,000

Shares issued
   for consulting services                            41,694          417         208,053                                   208,470

Increase in carrying value accounting
   for Unconsolidated Affiliate                                                   122,910                                   122,910

Net income                                                                                         610,740                  610,740
                                                   ---------      -------      ----------      -----------      -----    ----------

BALANCE NOVEMBER 30, 1996                          7,151,984       71,520       6,473,085       (2,885,477)       --      3,659,128
                                                   =========      =======      ==========      ===========      =====    ==========

Shares issued upon
   exercise of options at $2.50 per share              5,000           50          12,450                                    12,500

Shares issued for professional services                4,732           47          12,703                                    12,750

Sale of options at $1.00 per option                                               540,000                                   540,000
   with an exercise price of $6.00 per share

Shares issued at $6.32 per share
   for services provided                                 731            7           4,611                                     4,619

Shares issued at $5.65 per share
   for services provided                                 926            9           5,225                                     5,234

Shares issued at $4.73 per share
   for services provided                                 976         9.76         4606.77                                     4,617


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       F8



                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         UNREALIZED          TOTAL
                                                                         ADDITIONAL                      LOSSES ON           SHARE-
                                                 COMMON STOCK             PAID-IN        ACCUMULATED     MARKETABLE         HOLDERS'
                                             SHARES        AMOUNT         CAPITAL          DEFICIT       SECURITIES         EQUITY
                                             ------        -------       ----------      -----------     ----------        --------

Shares issued at $5.13 per share
    for services provided                        889            9           4,554             --              --              4,562

Shares issued at $3.25 per share              17,500          175          56,700             --              --             56,875

Shares issued at $4.68 per share
    for services provided                      1,127           11           5,264             --              --              5,276

Shares issued at $4.13 per share
    for services provided                      1,142           11           4,716             --              --              4,727

Shares issued at $3.83 per share
    for services provided                        789            8           3,020             --              --              3,028

Shares issued at $3.51 per share
    for services provided                        705            7           2,466             --              --              2,473

Increase in carrying value accounting
    for Unconsolidated Affiliate                --           --           573,391             --              --            573,391

Decrease in value of marketable                 --           --              --               --          (175,000)        (175,000)
    securities

Net (Loss)                                      --           --              --         (1,643,059)           --         (1,643,059)
                                           ---------      -------      ----------      -----------       ---------      -----------

Balance November 30, 1997                  7,186,501      $71,865      $7,702,791      $(4,528,536)      $(175,000)     $ 3,071,120
                                           =========      =======      ==========      ===========       =========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       F9

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The Company was incorporated in Delaware on September 11, 1989. The Company is engaged in cellular storage and the design and development of cellular storage devices used in its storage programs. The revenue recognized to date has been almost exclusively from the sale of Revenue Sharing Agreements.

     The Company formed Safti-Cell, Incorporated, CCEL Immune System Technologies, Inc. , CCEL Expansion Technologies, Inc. and CCEL Bio-Therapies, Inc. in Delaware in calendar year 1993. As of November 30, 1997, no shares have been issued for any of these subsidiaries. CCEL Immune System Technologies, Inc. has opened a bank account but has had no activity in it for the year ended November 30, 1997, and none of the other subsidiaries has any financial activity but are all consolidated with the Company. The Company has retained these corporations for possible future use.

REVENUE RECOGNITION

     Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured.

     Equipment costs related to the agreement are expensed in the period in which the sale is recorded.

     Cellular storage fees are recognized ratably over the storage period.

CONCENTRATION OF CREDIT RISKS

     In fiscal 1997, substantially all of the Company's revenues were derived from the sale of one Revenue Sharing Agreement. In fiscal 1996, all of the Company's revenues were derived from four Revenue Sharing Agreements.

     Financial instruments that potentially subject the Company to concentration of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk.

     CRYO-CELL depends on one company for the manufacture of its cellular storage unit. However, the Company believes that alternative manufacturing sources are available.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Reclassifications have been made to the prior year's Consolidated Financial Statements to conform to the fiscal 1997 presentation.


                                      F10

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES - continued

CASH AND CASH EQUIVALENTS

     Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

MARKETABLE SECURITIES

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting standards No. 115, "Accounting for Certain Investments in debt and equity Securities." All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders' equity, The marketable securities are subject to concentration of credit risk in that one equity acquired in the sale of the Revenue Sharing Partnership comprises the entire category. This security is subject to the Rule 144 holding period.

RECEIVABLES AND ADVANCES

     In fiscal 1997, receivables and advances consist primarily of amounts advanced to the Company's Lifespan affiliates. In fiscal 1996, receivables consisted of amounts related to the sale of Revenue Sharing Agreements.

INVESTMENT

     As if November 30, 1997, the Company's owned approximately 28 percent of the outstanding common stock of Net/Tech International, Inc., ("Net/Tech") and accounts for this investment using the equity method.

     The following is a summary of Net/Tech assets, liabilities and results of operations as of November 30, 1997:

                                                NOVEMBER 30        NOVEMBER 30
                                                   1997                1996
                                               ------------        -----------
        Cash                                   $  832,502           $ 77,560
        Inventory                                  41,479               --
        Net Fixed Assets                           98,670             13,539
        Total Assets                            1,036,637            177,485
        Total Current Liabilities                 103,902             28,851
        Total Stockholders Equity (Deficit)       805,976            145,370
        Net Loss for the Period                $1,226,144           $198,241


                                      F11

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTS  POLICIES - continued

PROPERTY AND EQUIPMENT :

     Property and Equipment are stated at cost. Depreciation is computed using a straight-line method over estimated useful lives. Leasehold Improvements are amortized over the shorter of the respective life of the lease or the useful life of the improvements.

     Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and resulting profit or loss will be reflected in income. Expenditures for maintenance and repairs are charged to income as incurred.

     Estimated useful lives are as follows:

          Machinery and Equipment                 5 - 10 years
          Furniture and  Fixtures                 5 - 7  years

INTANGIBLE ASSETS

     Costs incurred in connection with filing patent and trademarks applications are capitalized. Patents and trademarks granted are amortized on a straight line basis over a lifetime of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

LONG-LIVED ASSETS

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"). Long lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. The adoption of SFAS No. 121 did not have a material impact on the results of operations or financial position of the Company.

RESEARCH AND DEVELOPMENT COSTS

     Research, development and related engineering costs are expensed as incurred.

EARNINGS AND NET LOSS PER SHARE

     Net income per common and common-equivalent share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding. Dilutive common-equivalent shares consist of the incremental shares issuable upon the exercise of stock options (using the treasury stock method). Since the common stock equivalents were anti-dilutive in 1997 they were omitted in calculating the weighted average shares outstanding. Fully diluted earnings per share have not been presented because the additional dilution effect is immaterial.

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which replaces current Earnings Per Share (EPS) reporting for interim and annual periods ending after December 15, 1997 and requires a dual presentation of basic and diluted EPS. Adoption of SFA No. 128 is not expected to have a material impact in the Company's per share data.


                                      F12

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES - continued

EMPLOYEES STOCK PLANS

     The Company accounts for its stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB No. 25 for purposes of determining net income and has adopted the pro forma disclosure requirement of SFAS No. 123 effective December 1, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a complete set of general purpose financial statements; and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a Company's business segments and related disclosures about it's products, services, geographic areas and major customers. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 31, 1997. The Company believes that the adoption of the new standard will not have a material effect on the financial statements.

NOTE 2 -  PROPERTY AND EQUIPMENT

    The major classes of property and equipment are as follows:

                                           NOVEMBER 30       NOVEMBER 30
CLASSIFICATION                                1997               1996
                                              ----               ----

   Furniture and equipment                 $  463,882        $  111,413
   Cellular Storage Units                     325,000           300,000
   Leasehold Improvements                     147,009             --
   Prototype                                     --             246,919
   Equipment not placed in service - net    1,579,917         1,416,376
                                            ---------         ---------
Total                                       2,515,808         2,074,708
Less

    Accumulated depreciation and
       amortization                            49,656            72,962
                                            ---------         ---------
    Property and equipment, net            $2,466,152        $2,001,746
                                           ==========        ==========

     Certain components of the above equipment have not been depreciated since they have not yet been placed in service at November 30, 1997. However, the Company has accrued the costs of equipment allocable to Revenue Sharing Agreements. The equipment not placed in service includes the cellular storage devices and related processing equipment and construction in progress relating to construction and development of the third generation cellular storage unit.


                                      F13

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 3 -  ACCRUED EXPENSES

                                          NOVEMBER 30     NOVEMBER 30
                                             1997            1996
                                          -----------     -----------
         Accrued interest                 $  1,319         $     0
         Consultants and patent costs        5,000          40,100
         Legal and accounting                4,803           1,756
         Payroll and payroll taxes          19,720          14,523
         General expenses                   73,352          37,444
                                           -------          ------
                                          $104,194         $93,823
                                           =======          ======

NOTE 4 - PATENTS

     The Company has patented technology on automatic cryogenic preservation and has received patents for: additional functions of the cryogenic unit, an additional unit which incorporates a multi-chambered design and for a process for controlled freezing/thawing. The Company has been granted patents in several countries including Australia and Israel.

NOTE 5 - RELATED PARTY TRANSACTIONS

     On November 7 , 1997, the Company issued 17,500 shares of restricted stock to existing shareholders in consideration for the assistance with the pledging of collateral for the Company's line of credit. This award represented a grant of 5% of the shares that were pledged. The value of the shares issued of $56,875 was capitalized as a loan acquisition cost and is being amortized over the life of the loan period August 1, 1997 to July 31, 1998.

     To the extent that Net/Tech could not raise sufficient capital through the sales of stock or through loans or other sources, the Company had committed to loan to, or guarantee a loan for, or purchase a sufficient number of shares to guarantee that Net/Tech would be able to continue in business through November 30, 1996. The Company has not needed to extend this commitment.

     On April 2, 1996, the Company issued 41,694 shares of restricted stock valued at $208,470 to two former employees in consideration for consulting services rendered.

     The Company borrowed from the wife of the Chairman of the Board during 1996 and 1995, $88,662 and $38,000, respectively. These loans were repaid with interest during 1996.

     In the period from April 1994 through April 1996, the Company loaned a total of $517,211 to Net/Tech International, Inc., an affiliate, on demand Convertible Notes with an interest rate of 10%. These loans provided the operating capital necessary for Net/Tech to continue operations. The loan was converted into 517,211 shares of restricted Net/Tech common stock. This stock was issued in 1996 and represents full payment of the loan balances. In settlement of the loan transaction with Net/Tech, the Company recognized an expense of $95,271 in fiscal, 1996. The Company made short term loans of $169,857 to Net/Tech during 1996 and these loans were repaid on October 10, 1996.

     During 1997 and 1996 the Company sold 154,218 and 500,000 shares of Net/Tech common stock recognizing a gain of $443,153 and $150,000 respectively.


                                      F14

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 6 - LEASES

     The Company leased office space for $1,070 a month before entering into a seven year lease in September, 1997 for its headquarters. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases as of November 30, 1997:

                    1998          $ 127,892
                    1999            130,423
                    2000            135,047
                    2001            140,833
                    2002            146,698
                                    -------
                                  $ 680,893
                                    =======

     Rent expense for the periods ended November 30, 1997, and November 30, 1996, was $44,027 and $16,332, respectively.

NOTE 7 - COMMITMENTS and CONTINGENCIES

     In December 1997, subsequent to the balance sheet date, the Company entered into a marketing agreement with Lamaze Publishing Company to sponsor the Lamaze tutorial tape and a full page advertisement in the Lamaze Parent Magazine at a cost of $175,000.

NOTE 8 - CONVERTIBLE LOAN

     The Company borrowed on two convertible loan agreements totaling $250,000 during July and August of 1994. The notes had a term of one year at which time the principal plus interest, at 10% per year, was due. These loans were extended by the lenders and were fully paid by the Company on February 1, 1996, including accrued interest.

NOTE 9 -INCOME TAXES

     The components of the income tax provision were as follows:

                                              NOVEMBER 30           NOVEMBER 30,
                                                 1997                   1996
                                              -----------           ------------
               Current:                          $ 0                  $44,829
                State                              0                        0
               Deferred:                           0                        0
                                                 ---                  -------
               Total                             $ 0                  $44,829
                                                 ===                  =======

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.


                                      F15

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 9 -INCOME TAXES (continued)

      At of November 1997 and 1996 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:



Deferred tax assets:                       NOVEMBER 30, 1997   NOVEMBER 30, 1996
                                           -----------------   -----------------
 Net operating loss carryforwards             $  851,830          $ 407,997
 Tax over book basis in
      unconsolidated affiliate                   301,890            183,074
 Valuation reserves                              196,856            111,112
 Depreciation and other                            5,444             11,171
                                               ---------            -------
Total deferred assets                         $1,356,020          $ 713,354
Less:  Valuation allowance                     1,356,020            713,354
                                               ---------            -------
Deferred taxes, net of valuation allowance    $        0          $       0
                                               =========            =======

     The Company has unused net operating losses available for carryforward to offset future federal taxable income of $80,053 which expires by the year 2006, $294,557 which expires by the year 2008, $536,253 which expires by the year 2009, $295,557 which expires by the year 2010 and $1,034,968 which expires by the year ended 2012. The total of the foregoing net operating loss carryforwards is $2,241,922. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an "ownership change". Such an "ownership change" as described in Section 382 of the Internal Revenue code may limit the Company's utilization of its net operating loss carryforwards.

     A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate (34%) to pretax income follows:

YEARS ENDED NOVEMBER 30                                  1997           1996
                                                      --------         -------
Tax expense at statutory rate                        $(549,627)       $220,593
State taxes                                            (64,662)         44,829
Realization of operating loss carryforward               --           (216,873)
Increase in valuation allowance                        642,666            --
Miscellaneous timing differences                       (28,377)
Benefits of capital loss carryforward                        0          (3,720)
                                                      --------         -------
Total Income Taxes                                   $       0        $ 44,829
                                                      ========         =======

NOTE 10 - OPTIONS

     In 1991 the Company adopted an Employee Incentive Stock Option Plan, and has reserved 500,000 shares of the Company's common stock for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant. The options immediately terminate on the employee's termination or in the case of permanent and total disability the options are exercisable for a period of 30 days after termination. In addition the Company has set aside a reserve of 1,140,000 shares for the purpose of Non-Employee Stock Options. These options generally have a term of three to five years from the date of the grant.


                                      F16

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 10 - OPTIONS (continued)

     Stock option activity was as follows for the two years ended November 30, 1997:

                                      NUMBER    WEIGHTED AVERAGE
                                     OF SHARES    EXERCISE PRICE
                                     ---------  ----------------
Outstanding at November 30, 1995      549,000          $7.44

Granted                               436,000           3.49
Exercised                             (55,000)          3.09
Terminated                           (425,000)          6.28
                                     ---------

Outstanding at November 30, 1996      505,000           5.41

Granted                               698,500           5.49
Exercised                             (5,000)           2.50
Terminated                           (165,500)          9.49
                                     ---------

Outstanding at November 30, 1997    1,033,000          $4.76
                                    =========


     Significant option groups outstanding at November 30, 1997 and related price and life information follows:

                                                         WEIGHTED AVERAGE
RANGE OF EXERCISE                    WEIGHTED AVERAGE       REMAINING
      PRICE            OUTSTANDING    EXERCISE PRICE     CONTRACTUAL LIFE
-----------------      -----------   ----------------    ----------------

$2.00 to $4.00           392,000           $3.07               1.9
$4.01 or more            641,000           $5.90               4.1


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under FASB No.123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been $11,615 and $0 for the year ended November 30, 1996, and the net loss and net loss per share for the year ended November 30, 1997 would have been $1,854,868 and $.26 respectively. The weighted average fair value at the date of grant for options granted during the years ended November 30, 1997 and 1996 was $2.00 and $1.58 per option, respectively. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In additions, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's stock issued upon exercise of the options is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction. Other variables used to determine the fair value of the options for fiscal 1997 and 1996 were as follows: a) risk-free interest rate of 6.3% and 6.0% respectively, b) expected life of 3.5 and 1.8 years respectively, c) expected volatility of 87% and 89% respectively, and d) no dividend yield for either year.


                                      F17

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 10 - OPTIONS (continued)

      Weighted average grant date fair values are shown below for groups where the adjusted stock price equals, exceeds and is less than the exercise price.


                                      WEIGHTED AVG FAIR        WTD AVG EXERCISE
                                          VALUE/SH                PRICE/SH
1997
Stock Price = Exercise                     $3.22                    $4.88
Price
Stock Price /GREATER THAN/ Exercise        $1.98                    $2.00
Price
Stock Price /LESS THAN/ Exercise           $1.60                    $4.20
Price

1996
Stock Price = Exercise                        $0                      $0
Price
Stock Price /GREATER THAN/ Exercise        $1.97                    $3.81
Price
Stock Price /LESS THAN/ Exercise           $1.20                    $3.18
Price

     The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

NOTE 11 - PURCHASE, MARKETING AND STOCK AGREEMENT WITH
           INSTACOOL OF NORTH AMERICA, INC.

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

     There has been no activity relative to this agreement during 1997 and 1996.

NOTE 12 - REVENUE SHARING AGREEMENTS

ARIZONA

     As of February 28, 1995, the Company sold a Revenue Sharing Agreement with two private investors. The agreement interest entitles the investors to a 50% share of the Net Revenues (defined as the revenues after expenses for running the Lifespan/SM/ Program) from all cellular storage activities in Arizona. In exchange, the Company received a total of $1,800,000 in negotiable demand notes to be paid in 25% annual installments ($450,000 plus interest at prime rate) annually, commencing April 30, 1996.

     In January 1996, the notes were restructured to provide for an accelerated payment of the $450,000, originally due April 30, 1996, to January of 1996. This was in exchange for the payment of future amounts to be due and payable out of revenues generated from the Lifespan/SM/ Program. Since the restructuring made the repayment of the $1,350,000 note based upon future revenue, the Company does not carry the note as a receivable and has not recorded this portion of the income.


                                      F18

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 12 - REVENUE SHARING AGREEMENTS (continued)

ILLINOIS

      In 1996, the Company signed a series of agreements with a group of investors entitling them to a 50% share in CRYO-CELL's portion of future net revenues generated by the Cellular Storage Unit located in the Illinois Masonic Medical Center. The Company is currently storing specimens in a standard CryoMed unit.

BIO-STOR

     The Company modified its prior agreement with Bio-Stor International, Inc. (Bio-Stor). The terms of the prior agreement entered into April 1996 were for Bio-Stor to pay the Company $5,000,000 in exchange for the rights to the shared revenue derived from 150,000 storage spaces. (5 passive Revenue Sharing Partnerships encompassing 30,000 storage spaces per partnership) The agreement was to be financed with proceeds from an Initial Public Offering (IPO) of Bio-Stor stock. Bio-Stor paid $900,000 which was recognized as revenue in fiscal 1996, but was unable to fund the balance of the agreement because it did not file for the planned IPO. This payment entitled Bio-Stor to share storage revenues on 27,000 spaces with CRYO-CELL.

     The modified agreement reduces the number of passive partnership revenue sharing agreements from 5 to 3 in consideration for $3,000,000 of which $900,000 had already been received and recognized. The amended agreement also creates an active Revenue Sharing Partnership in consideration for an additional $1,000,000. In the active Revenue Sharing Partnership Bio-Stor plans on filling the allotted 33,000 storage spaces through its own marketing efforts. The active Revenue Sharing Partnership entitles Bio-Stor to the same revenue sharing as a passive partnership plus its pro rata portion of processing and kit fees generated. Bio-Stor will also have the right to any further RSAT agreements prior to these being offered to other interested parties.

     In addition, CRYO-CELL granted Bio-Stor a one year option to (1) purchase a 20% equity position of CRYO-CELL Europe (a corporation to be formed to service the European common markets) for $2,000,000 and to (2) purchase an equity position in CRYO-CELL Latin America (a corporation to be formed to service Merco-Sur, which encompasses Argentina, Brazil, Paraguay, Uraguay and Chile) for $1,000,000 per 10% of the equity of the Company up to 20%.

     In consideration of these modifications, CRYO-CELL will receive a 19% equity position in Bio-Stor after the successful initial public offering. CRYO-CELL has granted Bio-Stor a voting trust with respect to these shares.

TENET HEALTHSYSTEM HOSPITALS, INC.

     On November 30, 1996, the Company signed dual joint venture agreements with OrNda HealthCorp, a Nashville based chain of 50 hospitals. Under the terms of the Lifespan/SM/ segment of the agreement, CRYO-CELL will provide OrNda the use of two CRYO-CELL patented Cellular Storage Units, each with an approximate 35,000 storage capacity. In addition to OrNda receiving 25% of the $50 per specimen annual cellular storage fees, CRYO-CELL will provide "pro-bono" spaces within units for important research in cryopreservation of stem cells for the future medical benefit of OrNda's patients.


                                      F19

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 12 - REVENUE SHARING AGREEMENTS (continued)

A second agreement was also signed on November 30, 1996, in which OrNda was to pay CRYO-CELL $666,666 for additional joint venture revenue sharing entitlements. In December 1996, OrNda completed its payment of $666,666 to the Company. OrNda was acquired by Tenet HealthSystem Hospitals, Inc. which agreed to be bound by the terms of the Lifespan and Single Unit Revenue Sharing Agreements.

VISCOUNT SECURITIES

     On February 17, 1997, the Company signed an agreement with Sachem (Viscount Securities) for revenue sharing in two units. Since Sachem did not meet the required payments in the contract, the Company terminated the agreement. Sachem is entitled to a share of storage revenue based upon their $400,000 non-refundable deposit which was paid in May 1997, in the form of 100,000 shares of a NASDAQ small cap stock.

NOTE 14 - 401 (K) PLAN

     In January, 1997, the Company adopted a 401 (K) retirement plan which allows eligible employees to allocate up to 15% of their salary to such plan. The company does not make any matching contributions to this plan.

NOTE 15 - LINE OF CREDIT

     In August, 1997, the Company entered into a one year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Bank will lend up to $1,000,000. As part of the agreement the Bank received a $10,000 commitment fee and collateral of 250,000 shares of Net/Tech International, Inc. common stock owned by the Company and a pledge of 350,000 shares of the Company stock owned by a group of the Company's shareholders. At November 30, 1997 direct borrowings under this agreement were $500,000. Terms of the loan require interest to be paid monthly at the bank's prime lending rate plus 1%. The agreement expires on July 31, 1998 at which time the Company will refinance the loan. The agreement contains several covenants relating to working capital and net worth which the Company is not in compliance with as of November 30, 1997 thus allowing the Bank to ask for current repayment. The fair market value of the collateral as of November 30, 1997, was in excess of $1,500,000. The Company stands ready to liquidate any collateral or find other sources of funds to repay the loan should this become necessary.


                                      F20

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 16 - LEGAL PROCEEDINGS

     On October 31, 1997, the Company filed a complaint in the United States District Court for the Northern District of New York against Stainless Design Corporation (SDC) seeking to recover two cellular storage units that have been completed by SDC currently located at SDC's manufacturing facility, additional equipment stored by SDC and a $250,000 deposit remaining from $900,000 the Company paid in 1993 for the production of six cellular storage machines. The Company alleges that SDC breached their contract based on their failure to complete their contractual obligation to produce the six machines in the specified time frame. In response, SDC denied these allegations claiming in part that numerous design changes by CRYO-CELL's engineers resulted in the per unit construction costs to exceed initial estimates and further claims that they had acquired the parts necessary to construct the additional two units. SDC claims that CRYO-CELL has failed to pay an additional $150,000 owed resulting from SDC's costs incurred to date. The Company believes that this counterclaim is without merit and is pursuing it's action to obtain possession of the equipment, it's $250,000 security deposit and compensatory damages. In the opinion of the Company management the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position.

     On March 28, 1997, the company was informed that the University of Arizona filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL has breached the contract and intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case. Litigation is proceeding.


NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              1ST        2ND         3RD           4TH
          1997             QUARTER     QUARTER      QUARTER      QUARTER

Net Income (Loss)         $ (84,875)  $(318,043)  $ (365,611)  $  (893,387)
                          =========   =========   ==========   ===========

Income (Loss) per share   $   (0.01)  $   (0.04)  $    (0.05)  $     (0.12)
                          =========   =========   ==========   ===========

Shares used in
     computation          7,279,836   7,156,866    7,164,866     7,184,603
                          =========   =========   ==========   ===========


                              1ST        2ND         3RD           4TH
          1996             QUARTER     QUARTER      QUARTER      QUARTER

Net (Loss)                $ 274,605   $ 912,820   $ (213,192)  $  (363,493)
                          =========   =========   ==========   ===========

(Loss) per share          $    0.04   $    0.13   $    (0.03)  $     (0.05)
                          =========   =========   ==========   ===========

Shares used in
     computation          7,639,576   7,097,603    7,098,750     7,150,000
                          =========   =========   ==========   ===========



                                      F21

                                    PART III


     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 1998.

                                     PART IV



ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
              3.1    Certificate of Incorporation (1)
              3.11   Amendment to Certificate of Incorporation
              3.2    By-Laws (1)
              3.21   Board Minutes to Amendment of By-Laws
             10.11   Agreement with InstaCool of North America, Inc. (2)
             10.12   Agreement with the University of Arizona (2)
             10.13   Agreement with Illinois Masonic Medical Center (4)
             10.14   Agreement with Bio-Stor (4)
             10.15   Agreement with Gamida-MedEquip (4)
             10.16   Agreement with ORNDA HealthCorp (Tenet HealthSystem
                     Hospitals, Inc.) (4)
             10.17   Convertible Note from Net/Tech International, Inc.
                     Dated November 30, 1995 (3)
             10.18   Amended Agreement with Bio-Stor
             21      List of Subsidiaries (3)
             27      Financial Data Schedule

       -------------------
     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
     (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

     (b) Reports on Form 8-K.

     (1) Form 8-K filed September 12, 1997 - Resignation of William C. Hardy as President, Chief Operating Officer and member of the Board. Resignation of Leonard Green from the Board of Directors.

     (2) Form 8-K filed November 18, 1997 - Company filed a multi-count lawsuit in the United States District Court, Northern District of New York claiming that Stainless Design Corporation of Saugerties, New York breached its contract.


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


   CRYO-CELL INTERNATIONAL, INC.


                            By: /s/ DANIEL D. RICHARD
                               ----------------------
                               Daniel D. Richard, Chief Executive Officer

Dated:  March 13, 1998

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

NAME                       TITLE


/s/ DANIEL D. RICHARD            Chief Executive Officer and
---------------------            Chairman of the Board
Daniel D. Richard                (Principal Executive Officer)


/s/ FRANK W. HENDRICKS           Director
---------------------
Frank W. Hendricks


/s/ ED MODZELEWSKI               Director
---------------------
Ed Modzelewski


/s/ FREDERICK C.S. WILHELM       Director
-------------------------
Frederick C.S. Wilhelm

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION

10.18                    Amended Agreement with Bio-Stor

27                       Financial Data Schedule