Form 10QSB
period 1998-02-28
CRYO CELL INTERNATIONAL INC
filed 1998-04-20
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the quarterly period ended February 28, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the transition period from_____________to_____________

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

         3165 MCMULLEN BOOTH ROAD, BUILDING 5, CLEARWATER, FLORIDA 33761
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's phone number, including area code: (813) 723-0333

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]            No  [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 1998, 7,236,501 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ]  No [X]

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                      3

         Consolidated Statements of Operations                            5

         Consolidated Statements of Cash Flows                            6

         Notes to Consolidated Financial Statements                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              10


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  15


SIGNATURES                                                                16

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      FEBRUARY 28,  NOVEMBER 30,
                                                         1998          1997
                                                     (UNAUDITED)
                                                     ------------   -----------

CURRENT ASSETS

   Cash and cash equivalents                          $  487,697     $  814,156
   Receivables and advances (net of allowance for
      doubtful accounts of $4,338)                        87,230         62,637
   Marketable securities                                 200,000        225,000
   Inventory                                                 729           --
   Refundable income taxes                                18,108         21,338
   Loan origination fees, net                             27,397         44,116
   Prepaid expenses and other current assets              25,392         57,676
                                                      ----------     ----------

                   Total current assets                  846,553      1,224,923
                                                      ----------     ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net                         2,510,832      2,466,152
                                                      ----------     ----------

OTHER ASSETS

   Intangible assets (net of amortization of              67,343         68,512
     $36,867 and $35,696, respectively)
   Deposits with vendors and others                      143,790         28,788
   Investment in unconsolidated affiliate                138,215        191,698
                                                      ----------     ----------

                   Total other assets                    349,348        288,998
                                                      ----------     ----------


              TOTAL ASSETS                            $3,706,733     $3,980,073
                                                      ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     FEBRUARY 28,     NOVEMBER 30,
                                                                         1998            1997
                                                                    (UNAUDITED)
                                                                    -----------       -----------
CURRENT LIABILITIES
   Accounts payable                                                 $   294,362       $   289,159
   Accrued expenses and withholdings                                     77,731           104,194
   Short term borrowings                                                500,000           500,000
   Current portion of obligations under capital leases                    1,136             2,350
                                                                    -----------       -----------

              Total current liabilities                                 873,229           895,703
                                                                    -----------       -----------

OTHER LIABILITIES
    Unearned revenue and deposits                                        34,796             8,708
    Obligations under capital leases-net of current portion               5,494             4,542
                                                                    -----------       -----------

              Total other liabilities                                    40,290            13,250
                                                                    -----------       -----------

STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                     --                --
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized; 7,236,501 at February 28, 1998 and 7,186,501
      at November 30, 1997 issued and outstanding)                       72,365            71,865
   Additional paid-in capital                                         7,956,902         7,702,791
   Unrealized losses on marketable securities                          (200,000)         (175,000)
   Accumulated deficit                                               (5,036,053)       (4,528,536)
                                                                    -----------       -----------


              Total stockholders' equity                              2,793,214         3,071,120
                                                                    -----------       -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                               $ 3,706,733       $ 3,980,073
                                                                    ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                          FEBRUARY 28,     FEBRUARY 28,
                                                             1998              1997
                                                          (UNAUDITED)      (UNAUDITED)
                                                          -----------      -----------

REVENUE                                                  $    36,175       $   404,800
                                                         -----------       -----------
COSTS AND EXPENSES:
   Cost of sales                                              17,113              --
   Marketing, general & administrative expenses              393,639           430,780
   Research, development and related engineering              49,054            29,690
   Depreciation and amortization                              40,000            13,338
                                                         -----------       -----------

                            Total Cost and Expenses          499,806           473,808
                                                         -----------       -----------

OPERATING PROFIT (LOSS)                                     (463,631)          (69,008)
                                                         -----------       -----------
OTHER INCOME AND (EXPENSE):
   Interest income                                             6,699            16,931
   Interest (Expense)                                        (11,037)             --
   Gain on sale of unconsolidated affiliate's stock           68,620              --
                                                         -----------       -----------

                            Total Other Income                64,282            16,931
                                                         -----------       -----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE AND
   PROVISION FOR INCOME TAXES                               (399,349)          (52,077)

Provision for income taxes                                      --              11,897
Equity in net loss of unconsolidated affiliate               108,094            20,048
                                                         -----------       -----------
NET INCOME (LOSS)                                        ($  507,443)      ($   84,022)
                                                         ===========       ===========

NET INCOME (LOSS) PER SHARE                              ($     0.07)      ($     0.01)
                                                         ===========       ===========

Number of Shares Used In Computation                       7,199,834         7,151,984
                                                         ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                  FEBRUARY 28,      FEBRUARY 28,
                                                                      1998              1997
                                                                  (UNAUDITED)       (UNAUDITED)
                                                                  ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income(loss)                                          $  (507,443)      $   (84,022)
        Adjustments to reconcile net income (loss)
        to cash provided by (used for) operating activities:
        Depreciation and amortization                                  40,000            13,338
        Equity in loss of unconsolidated affiliate                    108,094            20,048
        Changes in assets and liabilities:
            Accounts receivable                                       (24,593)          267,236
            Inventory                                                    (729)            1,761
            Prepaid expenses                                           32,284            (8,530)
           Accounts payable                                             5,202            11,829
            Unearned revenue and deposits                              26,088              --
           Accrued expenses                                           (26,463)           38,562
           Refundable income taxes                                      3,230           (37,334)
           Deposits and other                                        (115,000)            5,971
                                                                  -----------       -----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                 (459,330)          228,859
                                                                  -----------       -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
           Purchases of property and equipment-net                    (66,687)         (105,875)
                                                                  -----------       -----------
NET CASH USED FOR INVESTING ACTIVITIES                            $   (66,687)      $  (105,875)
                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Sale of stock options                                         62,500              --
          Purchase of common stock                                    137,500              --
          Principal payments under capital leases                        (262)           (2,098)
                                                                  -----------       -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES:               199,738            (2,098)
                                                                  -----------       -----------
          Increase (decrease) in cash and cash equivalents           (326,459)          120,886
Cash and cash equivalents:
          Beginning of year                                           814,156         1,079,531
                                                                  -----------       -----------
          End of period                                           $   487,697       $ 1,200,417
                                                                  ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                       FEBRUARY 28,     FEBRUARY 28,
                                                          1998            1997
                                                       (UNAUDITED)      (UNAUDITED)
                                                       -----------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
         Interest                                      $    11,037      $      --
                                                       -----------      -----------
         Income taxes                                  $      --        $    49,231
                                                       -----------      -----------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of February 28, 1998, Consolidated Statements of Operations for the three months ended February 28, 1998 and Consolidated Statement of Cash Flows for the three months ended February 28, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1997 Annual Report on Form 10-KSB.

NOTE 2 - INVESTMENT EQUITY IN UNCONSOLIDATED AFFILIATE, SALE OF STOCK

         In December 1997, the Company received $68,620 from the sale of 18,000 shares of Net/Tech International, Inc. common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,865,711 shares. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $138,215 as of February 28, 1998. If these same shares were valued at the closing market price of Net/Tech's stock on February 28, 1998, the market capitalization of CRYO-CELL's holdings would be $5,713,740.

NOTE 3   LINE OF CREDIT

         In August 1997, the Company entered into a one year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Bank will lend up to $1,000,000. As part of the agreement, the Bank received a $10,000 commitment fee and collateral of 250,000 shares of Net/Tech International, Inc. common stock owned by the Company and a pledge of 350,000 shares of the Company stock owned by a group of the Company's shareholders. At February 28, 1998 direct borrowings under this agreement were $500,000. Terms of the loan require interest to be paid monthly at the Bank's prime lending rate plus 1%. The agreement expires on July 31, 1998 at which time the Company will refinance the loan. The agreement contains several covenants relating to working capital and net worth which the Company is not in compliance with as of February 28, 1998 thus allowing the Bank to ask for current repayment. The fair market value of the collateral as of February 28, 1998, was in excess of $1,500,000. Although it does not believe it will need to, the Company stands ready to liquidate any collateral or find other sources of funds to repay the loan should this become necessary.

NOTE 4   STOCKHOLDERS EQUITY

         In February 1998, the Company received $62,500 from the sale of options (at $1.00 for each optioned share) to purchase 62,500 shares of its common stock at $5.00 per share. These options are valid for a period of five years. Exercise of these options can result in a cash infusion to the Company of $312,500. In February 1998, the Company received $137,500 from the sale of 50,000 shares of its common stock at $2.75 per share.

Stock issued will be subject to Rule 144 restrictions.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)

NOTE 5   REVENUE SHARING AGREEMENTS

BIO-STOR

         The Company expanded its prior agreement with Bio-Stor International, Inc. (Bio-Stor). The terms of the prior agreement entered into April 1996 were for Bio-Stor to pay the Company $5,000,000 in exchange for the rights to the shared revenue derived from 150,000 storage spaces. (5 passive Revenue Sharing Partnerships encompassing 30,000 storage spaces per partnership) The agreement was to be financed with proceeds from an Initial Public Offering (IPO) of Bio-Stor stock. Bio-Stor paid $900,000 which was recognized as revenue in fiscal 1996, but was unable to fund the balance of the agreement because it did not file for the planned IPO. This payment entitled Bio-Stor to share storage revenues on 27,000 spaces with CRYO-CELL.

         The expanded agreement reduces the number of passive partnership revenue sharing agreements from 5 to 3 in consideration for $3,000,000 of which $900,000 had already been received and recognized. The amended agreement also creates an active Revenue Sharing Partnership in consideration for an additional $1,000,000. In the active Revenue Sharing Partnership Bio-Stor plans on filing the allotted 33,000 storage spaces through its own marketing efforts. The active Revenue Sharing Partnership entitles Bio-Stor to the same revenue sharing as a passive partnership plus its pro rata portion of processing and storage fees generated from their marketing activities. Bio-Stor will also have the right to first refusal to any further Revenue Sharing Agreements prior to these being offered to other interested parties once Bio-Stor has paid CRYO-CELL a total of $4,000,000.

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

         In consideration of the expanded agreement, CRYO-CELL received a 19% equity position in Bio-Stor. The number of shares shall be determined by the number of outstanding shares and warrants at the completion of the Bio-Stor underwriting. CRYO-CELL shall only receive shares for the 19% of outstanding warrants if and when they are exercised and become common shares in order to maintain CRYO-CELL's 19% equity position through and including warrant exercising. CRYO-CELL has granted Bio-Stor a voting trust with respect to these shares.

NOTE 6   COMMITTMENTS AND CONTINGENCIES

         In December 1997, the Company entered into a marketing agreement with Lamaze Publishing Company to sponsor in conjunction with other well known companies the Lamaze tutorial tape and a full page advertisement in the Lamaze Parents Magazine at a cost of $175,000. The tutorial tape sponsorship includes a
2.5 minute segment on the Companies cord blood program. As of February 28, 1998, the Company paid $115,000 of this agreement and is recognizing this as deposit on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         CRYO-CELL International, Inc., is a Delaware Corporation, incorporated in 1989, is engaged in cryogenic storage and the design and development of storage devices for use in its cellular storage programs. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. While the Company's patented cellular storage unit is capable of multi-faceted storage, the company has targeted the cryopreservation of umbilical cord blood stem cells as its initial entry into the cellular storage market.

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

         Tenet Healthcare Corp., the second largest proprietary hospital system in the U.S. which operates over 120 hospitals, has agreed to participate as a Lifespan/SM/ Center and Single-Unit Revenue Sharing Partner. Tenet is expanding its lab facilities to implement the CRYO-CELL Lifespan/SM/ Program. The first facility is expected to be opened for processing in the second quarter of fiscal, 1998 at Tenet's St. Vincent Hospital in Worcester, Massachusetts.

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

         The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter February 28, 1998 as compared to the same period of the prior year.

GENERAL

         In addition to initiating its Lifespan/SM/ Cellular Storage Program, the Company has entered into an agreement with the Lamaze Publishing Company to sponsor the Lamaze tutorial tape, "You and Your Baby". The agreement calls for Lamaze to show the videotape to nearly two million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which will be distributed by over 10,000 instructors, will discuss the importance of cord blood storage and refer viewers to the full page ad the company has placed in the Lamaze Parents Magazine, which will be distributed to 2.4 million expectant mothers. The Company has also committed to a second Lamaze program which will now bring the total coverage to
3.6 million expectant mothers for the tutorial tape and 4.8 million expectant mothers for the Lamaze Parents Magazine over a two year period. In addition, the Company has signed a two year commitment with Revista Lamaze para Padres Special Delivery Magazine Onsert Program to reach nearly one million Hispanic mothers-to-be with a hand delivered Spanish translation of the CRYO-CELL brochure. The Company feels this is an extremely important marketing campaign because it is known that ethnic minorities are generally underrepresented in the National Marrow Donor Registry. The Company has exclusivity in the cord blood storage field and first right of refusal for renewal of the agreement.

         During the quarter, the Company continued its program of marketing its Revenue Sharing Agreements.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

         CRYO-CELL owned 27% of Net/Tech International, Inc., at quarter end (See Note 2 of the Notes to Consolidated Financial Statements for CRYO-CELL holdings). Net/Tech International, Inc.'s premier product is the patented Hygiene GuardTM Hand Washing Monitoring System. The Hygiene GuardTM is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

         Net/Tech is currently testing the Hygiene GuardTM system at the Tropicana Hotel and Casino, Arby's and KFC's fast food chains, William Beaumont Army Medical Center, and is scheduled to begin a field test at a Nestle food manufacturing plant in April 1998. The field tests on the Series 4000 Hygiene Guard are scheduled to be completed in May 1998 with simultaneous availability of production units. The Company is also engineering additional series of the Hygiene GuardTM systems in order to be able to meet customer needs for different applications and price points.

         As a result of Net/Tech's purchase in November 1997, of Hospitality Marketing & Purchasing Corporation (HMP) and the appointment of Ronald J. Heagle as President and Chief Operating Officer, the Company has expanded its plans and vision to become a complete health and food safety solutions company. The Company now plans to offer a variety of health and food safety products and services in addition to the proprietary Hygiene GuardTM technology.

         In January 1998,Net/Tech was chosen by Pilgrim Products, Inc. as master distributor for the Food Fresh(TM) line of products. Pilgrim Products, based in Meriden, Connecticut, manufactures food safety products. Under the terms of the agreement, all Food Fresh, or similar products, manufactured by Pilgrim, will be distributed through Net/Tech. As the sole distributor for this food safety product, Net/Tech's new target market will encompass 800,000 walk-in coolers and over 1.5 million reach-in coolers in the U.S. food service industry alone.

         In March 1998, Net/Tech was appointed as exclusive master distributor of the HyGenius(TM) Hand Washing Verification System manufactured by Compliance Control, Inc. As part of the exclusive arrangement, Net/Tech will take over marketing to all existing national accounts. The HyGenius(TM) System works with any existing hand sink in nursing homes, daycare and restaurants where hand washing is critical in preventing the spread of illness and infection. The system guides users through a controlled hand washing process including soaping, lathering and rinsing for a designated amount of time as required under FDA retail Food Code. Additionally, the HyGenius(TM) verifies proper and frequent washing and provides feedback on individual compliance with automatic "management-ready" reporting. Among those currently using the HyGenius(TM) system are some of the largest names in the quick service restaurant industry as well as Marriott Hotels, Senior Living and food service operations.

         Net/Tech intends to offer the hospitality and health care industries the most innovative and affordable hand wash monitoring and hand washing systems in the marketplace. The Company is also developing a food and health safety reference guide and catalog, which will offer approximately 50 to 75 health and food safety products and services. The Company is currently negotiating with manufacturers to distribute these products in the Net/Tech catalog. Net/Tech's strategy is to become the leading provider for health and food safety solutions

         The Company carries its investment in Net/Tech under the Equity Method in accordance with generally accepted accounting principles. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $138,215 as of February 28, 1998. The Company's holdings of Net/Tech stock as of February 28, 1998 is 1,865,711. If these same shares were valued at the closing market price of Net/Tech's stock on February 28, 1998, the market capitalization of CRYO-CELL's holdings would be $5,713,740. Since the end of fiscal 1995, the Company has systematically reduced its holdings in Net/Tech from 42% to the current level of 27% by selling shares under Rule 144. When the Company's holdings of Net/Tech are less than 20%, they would be valued at fair market value in accordance with generally accepted accounting principles.

         In April 1998, subsequent to the balance sheet date, the Company received $186,607 from the sale of 68,000 shares of Net/Tech common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,797,711.

 MANAGEMENT

         In February 1998, Gerald F. Maass joined the Company as Executive Vice President and General Manager. Mr. Maass resigned from a 10 year tenure with Johnson & Johnson (Critikon) where he served as International Director of Marketing. Mr. Maass' international contacts will be invaluable in the development of strategic alliances for the Company's proprietary technology in foreign markets. Along with extensive marketing experience, Mr. Maass also brings to CRYO-CELL experience in general management and the medical technology field.

RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended February 28, 1998 were $36,175 as compared to $404,800 in quarter ended February 28, 1998. The 1997 quarterly results included a $400,000 deposit toward a Revenue Sharing Partnership. The Company has since begun to process and store specimens in its own state of the art laboratory in Clearwater, Florida. To facilitate this strategy the Company has entered into a marketing campaign with Lamaze Publishing Company which will reach 2.8M expectant mothers in their third trimester. A return of at least 3/4 of 1% would produce approximately 20,000 specimens. Bio-Stor will be given first right of refusal for future Revenue Sharing Partnerships under the terms of the expanded agreement (See Notes to Consolidated Financial Statements, Note 5).

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the quarter ended February 28, 1998 were $393,639 as compared to $430,780 for the quarter ended February 28, 1997. These expenditures reflect the expense of market development, lab operations support and client services associated with the Lifespan/SM/ Centers and Revenue Sharing Agreements, continued product development, and the establishment of an expanded management team to handle the anticipated growth. In addition, the Company incurred costs for printing promotional brochures associated with the marketing campaign with Lamaze Publishing Company.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the three months ended February 28, 1998, were $49,054 as compared to $29,690 in 1997. The increase reflects the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's additional cellular storage systems. The Company has been advised by Underwriter's Laboratories ("U/L") that the second generation cellular storage unit has passed all required inspections and the unit is now U/L approved. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998, the Company had cash and cash equivalents of $487,697 as compared to $1,200,415 at February 28, 1997. The decrease in cash and cash equivalents was a result of the funding of operations as well as the increased spending for the Company's new state of the art laboratory, expenditures related to its cellular storage unit and expenses related to the marketing campaign with Lamaze Publishing Company.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In July, 1996, CRYO-CELL filed a lawsuit in the Superior Court of California claiming that the University of Arizona and other defendants had breached CRYO-CELL's contract, misappropriated trade secrets and other allegations. The University filed a motion attempting to get the Lawsuit dismissed in California which the Court disallowed. CRYO-CELL believes its suit has merit and the allegations can be proven.

         On March 28, 1997, the Company was informed that the University of Arizona has filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL had breached the contract and had intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case.

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

         -------------------
         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).

         (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed since the last report.

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

Date: April 20, 1998