Form 10QSB
period 1998-05-31
CRYO CELL INTERNATIONAL INC
filed 1998-07-15
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM 10-QSB

      (Mark One)
       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the quarterly period ended May 31, 1998
       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the transition period from____________ to _________

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


      Issuer's phone number, including area code: (813) 723-0333
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes   [X]                   No   [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 1998, 7,244,927 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).   Yes  [ ]  No  [X]

                          CRYO-CELL INTERNATIONAL, INC.


                                TABLE OF CONTENTS


                                                                  PAGE



PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                3

        Consolidated Statements of Operations                      5

        Consolidated Statements of Cash Flows                      6

        Notes to Consolidated Financial Statements                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                       8


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                         12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          14


SIGNATURES                                                        15

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  MAY 31,           NOVEMBER 30,
                                                    1998               1997
                                                 (UNAUDITED)
                                                 -----------        -----------

CURRENT ASSETS

 Cash and cash equivalents                        $ 133,133          $ 814,156
 Receivables and advances (net of allowance for
    doubtful accounts of $4,338)                    109,043             62,637
 Marketable securities                              200,000            225,000
 Inventory                                              651                 --
 Refundable income taxes                             18,108             21,338
 Loan origination fees, net                          10,678             44,116
 Prepaid expenses and other current assets           27,651             57,676
                                                 ----------         ----------

               Total current assets                 499,264          1,224,923
                                                 ----------         ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net                    2,554,177          2,466,152
                                                 ----------         ----------

OTHER ASSETS

 Intangible assets (net of amortization of           68,299             68,512
   $38,037 and $35,696, respectively)
 Deposits with vendors and others                   176,072             28,788
 Investment in unconsolidated affiliate             130,541            191,698
                                                 ----------         ----------

               Total other assets                   374,912            288,998
                                                 ----------         ----------


          Total Assets                           $3,428,353         $3,980,073
                                                 ==========         ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  MAY 31,           NOVEMBER 30,
                                                    1998               1997
                                                 (UNAUDITED)
                                                 -----------        -----------

CURRENT LIABILITIES
   Accounts payable                               $ 276,808          $ 289,159
   Accrued expenses and withholdings                136,395            104,194
   Short term borrowings                            550,000            500,000
   Current portion of obligations under
     capital leases                                   1,173              2,350
                                                 ----------         ----------

          Total current liabilities                 964,376            895,703
                                                 ----------         ----------

OTHER LIABILITIES
  Unearned revenue and deposits                      52,373              8,708
  Obligations under capital leases-net
    of current portion                                5,187              4,542
                                                 ----------         ----------

          Total other liabilities                    57,560             13,250
                                                 ----------         ----------

STOCKHOLDERS' EQUITY
  Preferred stock (500,000 $.01 par value               --                 --
    authorized; 0 issued and outstanding)
  Common stock (15,000,000 $.01 par value
    common shares authorized; 7,244,927
    at May 31, 1998 and 7,186,501 at
    November 30, 1997 issued and outstanding)        72,449             71,865
  Additional paid-in capital                      8,088,299          7,702,791
  Unrealized losses on marketable securities       (200,000)          (175,000)
  Accumulated deficit                            (5,554,331)        (4,528,536)
                                                 ----------         ----------


          Total stockholders' equity              2,406,417          3,071,120
                                                 ----------         ----------

          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                $3,428,353         $3,980,073
                                                 ==========         ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                          MAY 31,       MAY 31,        MAY 31,        MAY 31,
                                           1998          1997           1998           1997
                                         --------       -------        -------        -------

Revenue                                $    52,300    $     5,350         88,475        410,150
                                       -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
 Cost of sales                              14,454           --           24,483           --
 Marketing, general & administrative
  expenses                                 519,237        409,360        919,959        852,037
Research, development and related
  engineering                               60,762         20,464        109,816         50,154
 Depreciation and amortization              40,000         13,338         80,000         26,676
                                       -----------    -----------    -----------    -----------

            Total Cost and Expenses        634,453        443,162      1,134,258        928,867
                                       -----------    -----------    -----------    -----------

OPERATING PROFIT (LOSS)                   (582,152)      (437,812)    (1,045,783)      (518,717)
                                       -----------    -----------    -----------    -----------

OTHER INCOME AND (EXPENSE):
 Interest income                             3,409         13,803         10,108         30,734
 Interest (Expense)                        (13,716)          --          (24,754)          --
 Gain on sale of unconsolidated
  affiliate's stock                        186,479        162,250        255,098        162,250
                                       -----------    -----------    -----------    -----------

                  Total Other Income       176,172        176,053        240,453        192,984
                                       -----------    -----------    -----------    -----------

Income (Loss) before equity in net
 loss of unconsolidated affiliate
 and provision for income taxes           (405,981)      (261,759)      (805,330)      (325,733)

Provision for income taxes                    --                0           --             --
Equity in net loss of unconsolidated
 affi1iate                                 112,298         56,284        220,392         76,332
                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS)                      ($  518,279)   ($  318,043)   ($1,025,722)   ($  402,065)
                                       ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE            ($     0.07)   ($     0.04)   ($     0.14)   ($     0.06)
                                       ===========    ===========    ===========    ===========

Number of Shares Used In Computation     7,242,086      7,156,866      7,221,192      7,154,452
                                       ===========    ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                    ----------------------------
                                                      MAY 31,         MAY 31,
                                                       1998            1997
                                                    (UNAUDITED)     (UNAUDITED)
                                                    ------------    ------------

NET CASH PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES                                         $  (822,901)   $   249,058

NET CASH USED FOR INVESTING ACTIVITIES                 (112,589)      (587,746)

NET CASH PROVIDED BY FINANCING ACTIVITIES:              254,467        570,696
                                                    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (681,023)       232,008
CASH AND CASH EQUIVALENTS:

        Beginning of year                               814,156      1,079,531
                                                    -----------    -----------
        End of period                               $   133,133    $ 1,311,539
                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

       Interest                                     $    24,754    $      --
                                                    -----------    -----------
       Income taxes                                 $      --      $      --
                                                    -----------    -----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)


NOTE 1 -    FINANCIAL STATEMENTS

      The Consolidated Financial Statements including the Consolidated Balance Sheet as of May 31, 1998, Consolidated Statements of Operations for the six months ended May 31, 1998 and Consolidated Statement of Cash Flows for the six months ended May 31, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1998 and for all periods presented have been made.

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

NOTE 2 -    INVESTMENT EQUITY IN UNCONSOLIDATED AFFILIATE , SALE OF STOCK

      In April 1998, the Company received $186,607 from the sale of 68,000 shares of Net/Tech International, Inc. common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,797,711 shares. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $130,541 as of May 31, 1998. If these same shares were valued at the closing market price of Net/Tech's stock on May 31, 1998, the market capitalization of CRYO-CELL's holdings would be $5,056,062.


NOTE 3 -    LINE OF CREDIT

      In August 1997, the Company entered into a one year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Bank will lend up to $1,000,000. As part of the agreement, the Bank received a $10,000 commitment fee and collateral of 250,000 shares of Net/Tech International, Inc. common stock owned by the Company and a pledge of 350,000 shares of the Company stock owned by a group of the Company's shareholders. At May 31, 1998 direct borrowings under this agreement were $550,000. Terms of the loan require interest to be paid monthly at the Bank's prime lending rate plus 1%. The agreement expires on July 31, 1998 at which time the Company will refinance the loan. The agreement contains several covenants relating to working capital and net worth which the Company is not in compliance with as of May 31, 1998 thus allowing the Bank to ask for current repayment. The fair market value of the collateral as of May 31, 1998, was in excess of $1,500,000. As the value of the collateral decreased because of the stock prices, it has been insufficient to meet the margin call. The Company has agreed, if necessary, to increase collateral or we stand ready to liquidate some of our equity in our affiliate companies to repay the loan. Should this occur and the Company's holdings in Net/Tech fall below 20%, it will be able to substantially increase the value of its equity holdings on its balance sheet.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)


NOTE 4 -    COMMITMENTS AND CONTINGENCIES

      In December 1997, the Company entered into a marketing agreement with Lamaze Publishing Company to sponsor in conjunction with other well known companies the Lamaze tutorial tape and a full page advertisement in the Lamaze Parents Magazine at a cost of $175,000. The tutorial tape sponsorship includes a
2.5 minute segment on the Company's cord blood program. As of May 31, 1998, the Company paid $155,000 of this agreement and is recognizing this as a deposit on the balance sheet. In April 1998, the distribution of the Lamaze tutorial tape and the Lamaze Parents Magazine commenced. The deposit is being prorated over the term of the contract and expensed accordingly.

      In March 1998, the Company entered into a marketing agreement with Lamaze Publishing Company to sponsor the Revista Lamaze Onsert Program at a cost of $36,800. Pursuant to the agreement, the Company's Spanish brochures will be hand delivered to approximately 925,000 Hispanic "mothers-to-be" over the next two years. As of May 31, 1998, the Company paid $5,000 of this agreement and is recognizing this as a deposit on the balance sheet.


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

      Tenet HealthSystem Hospitals, Inc., the second largest proprietary hospital system in the U.S. which operates over 120 hospitals, has contracted to participate as a LifespanSM Center and Single-Unit Revenue Sharing Partner. Tenet is expanding its lab facilities to implement the CRYO-CELL LifespanSM Program. The first facility is expected to be opened for processing in the third quarter of fiscal, 1998 at Tenet's St. Vincent Hospital in Worcester, Massachusetts.

      In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital will be offering its stem cell banking services to parents of approximately 9,000 babies who are born each year at this facility.

      The Company's strategic plan is to develop an international cellular banking network based on its patented technologies. The Company is focusing on building alliances through its LifespanSM Program as well as its Revenue Sharing Program with university/medical centers and other organizations in the United States and overseas.

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

      The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter May 31, 1998 as compared to the same period of the prior year.

GENERAL

      In addition to initiating its LifespanSM Cellular Storage Program, the Company has entered into an agreement with the Lamaze Publishing Company to sponsor the Lamaze tutorial tape, "You and Your Baby". The agreement calls for Lamaze to show the videotape to nearly two million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which will be distributed by over 10,000 instructors, will discuss the importance of cord blood storage and refer viewers to the full page ad the company has placed in the Lamaze Parents Magazine, which will be distributed to 2.4 million expectant mothers. The Company has also committed to a second Lamaze program which will now bring the total coverage to
3.6 million expectant mothers for the tutorial tape and 4.8 million expectant mothers for the Lamaze Parents Magazine over a two year period. In addition, the Company has signed a two year commitment with Revista Lamaze para Padres Special Delivery Magazine Onsert Program to reach nearly one million Hispanic mothers-to-be with a hand delivered Spanish translation of the CRYO-CELL brochure. The Company feels this is an extremely important marketing campaign because it is known that ethnic minorities are generally underrepresented in the National Marrow Donor Registry. The Company has exclusivity in the cord blood storage field and first right of refusal for renewal of the agreement.

      In May 1998, the Company entered into two agreements with third parties whereby CRYO-CELL is contracted to process and cryogenically store cord blood and other specimens. The terms of both agreements are confidential. However, the Company believes that both the agreements have the potential to provide increased volume without compromising the Company's pricing structure.

      In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC is responsible for the production of a one-half hour infomercial relating to CRYO-CELL's U-Cord(TM) stem cell processing and storage activities. The infomercial is expected to be completed within sixty days and to be shown on television to approximately 50 million people.

      In June 1998, the Company was granted a license to operate in the State of New York. The New York Department of Health has approved the Company's application to operate as a comprehensive tissue procurement service, processing and storage facility. This license allows the Company to offer its cord blood stem cell banking services to the residents of New York, which represents a new market in excess of 270,000 annual births.

      During the quarter, the Company continued its program of marketing its Revenue Sharing Agreements.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

      CRYO-CELL owned 26% of Net/Tech International, Inc., at quarter end (See
Note 2 of the Notes to Consolidated Financial Statements for CRYO-CELL holdings). Net/Tech International, Inc.'s premier product is the patented Hygiene GuardTM Hand Washing Monitoring System. The Hygiene GuardTM is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

      Net/Tech has received positive feed back from both the Tropicana and KFC beta test sites, which have resulted in Tropicana and KFC agreements to purchase the Hygiene GuardTM System in its field locations. Tropicana has agreed to purchase an expanded Hygiene GuardTM System, which would monitor an additional 18 sinks, 4 restrooms and approximately 60 employees. JRN Chicken one of KFC's largest franchise owners has agreed to expand the Hygiene GuardTM "Clean Hands Program" into 4 stores one in each one of JRN Chicken's regional locations.

      The Tutor Time Child Care Center beta test location was sold prior to completion of the beta test. While results were positive, new ownership did not continue the Hygiene GuardTM testing or purchase the system. Beta test sites are still ongoing at William Beaumont Army Medical Center and a Nestle Food Manufacturing Plant

      As a result of Net/Tech's purchase in November 1997, of Hospitality Marketing & Purchasing Corporation (HMP) and the appointment of Ronald J. Heagle as President and Chief Operating Officer, the Company has expanded its plans and vision to become a complete health and food safety solutions company. The Company now plans to offer a variety of health and food safety products and services in addition to the proprietary Hygiene GuardTM technology.

      In January 1998, Net/Tech was chosen by Pilgrim Products, Inc. as master distributor for the Food Fresh(TM) line of products. Pilgrim Products, based in Meriden, Connecticut, manufactures food safety products. Under the terms of the agreement, all Food Fresh, or similar products, manufactured by Pilgrim, will be distributed through Net/Tech. As the sole distributor for this food safety product, Net/Tech's new target market will encompass 800,000 walk-in coolers and over 1.5 million reach-in coolers in the U.S. food service industry alone.

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

      In May 1998, Net/Tech announced test results which confirmed that the hands of the employees using the Hygiene GuardTM "Clean Hands Program" were 8.21 times cleaner than those who were not using the system. Cleanliness was measured by the aerobic bacteria count on the hands of food service workers as was confirmed by independent laboratories. The test conducted by Prepchek Food Safety Consultants included hand samples from 350 workers at 55 locations.

      In June 1998, Net/Tech began production manufacturing of two series of its Hygiene GuardTM product line.

      Net/Tech intends to offer the hospitality and health care industries the most innovative and affordable hand wash monitoring and hand washing systems in the marketplace. The Company is also developing a food and health safety reference guide and catalog, which will offer approximately 50 to 75 health and food safety products and services. The Company is currently negotiating with manufacturers to distribute these products in the Net/Tech catalog. Net/Tech's strategy is to become the leading provider for health and food safety solutions

      The Company carries its investment in Net/Tech under the Equity Method in accordance with generally accepted accounting principles. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $130,541 as of May 31, 1998. If these same shares were valued at the closing market price of Net/Tech's stock on May 31, 1998, the market capitalization of CRYO-CELL's holdings would be $5,056,062. Since the end of fiscal 1995, the Company has systematically reduced its holdings in Net/Tech from 42% to the current level of 26%. When the Company's holdings of Net/Tech are less than 20%, they would be valued at fair market value in accordance with generally accepted accounting principles.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the six months ended May 31, 1998 were $88,475 as compared to $410,150 in 1997. The decrease reflects a lower level of Revenue Sharing Agreements which were brought to fruition during the quarter.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the six months ended May 31, 1998 were $919,959 as compared to $409,360 in 1997. These expenditures reflect the expense of market development, lab operations support and client services associated with the LifespanSM Centers and Revenue Sharing Agreements, continued product development, and the establishment of an expanded management team to handle the anticipated growth. In addition, the Company incurred costs for printing promotional brochures associated with the marketing campaign with Lamaze Publishing Company.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the six months ended May 31, 1998, were $109,816 as compared to $50,154 in 1997. The increase reflects the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's additional cellular storage systems. The Company has been advised by Underwriter's Laboratories ("U/L") that the second generation cellular storage unit has passed all required inspections and the unit is now U/L approved. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model. In July 1998, the Company began storing cord blood specimens in the CCEL II model located at the state of the art laboratory in Clearwater, Florida.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31, 1998, the Company had cash and cash equivalents of $133,133 as compared to $1,311,358 at May 31, 1997. The decrease in cash and cash equivalents was a result of the funding of operations as well as the increased spending for the Company's new state of the art laboratory, expenditures related to its cellular storage unit and expenses related to the marketing campaign with Lamaze Publishing Company.

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

      On March 28, 1997, the Company was informed that the University of Arizona has filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL had breached the contract and had intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case. The trial commenced July 6, 1998.

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

      In June 1998, a verbal agreement was reached for an out of court settlement which is expected to be finalized during the month of July. Under the terms of this agreement, SDC will release equipment owned by CRYO-CELL and return the 25,000 shares of stock it had previously received.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

               3.1   Certificate of Incorporation(1)
              3.11   Amendment to Certificate of Incorporation(2)
               3.2   By-Laws(1)
              3.21   Board Minutes to Amendment of By-Laws(2)
                27   Financial Data Schedule (EDGAR version only)
         -------------------
          (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).

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


                                    CRYO-CELL INTERNATIONAL, INC.

                                    /s/ DANIEL D. RICHARD
                                    ---------------------
                                    Daniel D. Richard
                                    Chief Executive Officer





   Date:   July 15, 1998

                                 EXHIBIT INDEX

EXHIBIT                                                               PAGE
-------                                                               ----

   27        Financial Data Schedule