Form 10QSB
period 1998-08-31
CRYO CELL INTERNATIONAL INC
filed 1998-10-15
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 FORM 10-QSB

      (Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the quarterly period ended August 31, 1998

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the transition period from ___________ to __________

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

           Issuer's phone number, including area code: (727) 723-0333

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

                      Yes [X]                   No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 1998, 7,379,598 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ]  No [X]

                        CRYO-CELL INTERNATIONAL, INC.

                              TABLE OF CONTENTS

                                                                PAGE
                                                                -----

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

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        AUGUST 31,    NOVEMBER 30,
                                                          1998            1997
                                                       (UNAUDITED)
                                                       -----------    ------------
CURRENT ASSETS

   Cash and cash equivalents                           $  126,457      $  814,156
   Receivables and advances (net of allowance for
      doubtful accounts of $4,338)                         96,457          62,637
   Receivable - Litigation (See Note 5)                   580,800            --
   Marketable securities                                   72,000         225,000
   Inventory                                                  474            --
   Refundable income taxes                                 18,108          21,338
   Loan origination fees, net                                --            44,116
   Prepaid expenses and other current assets               79,125          57,676
                                                       ----------      ----------

               Total current assets                       973,421       1,224,923
                                                       ----------      ----------
PROPERTY AND EQUIPMENT

   Property and equipment, net                          2,523,104       2,466,152
                                                       ----------      ----------
OTHER ASSETS

   Intangible assets (net of amortization of               67,129          68,512
     $39,207 and $35,696, respectively)
   Deposits with vendors and others                       137,321          28,788
   Investment in unconsolidated affiliate                 114,180         191,698
                                                       ----------      ----------

               Total other assets                         318,630         288,998
                                                       ----------      ----------

          TOTAL ASSETS                                 $3,815,155      $3,980,073
                                                       ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    AUGUST 31,    NOVEMBER 30,
                                                       1998            1997
                                                   (UNAUDITED)
                                                   -----------    ------------
CURRENT LIABILITIES
   Accounts payable                                $   286,157       $   289,159
   Accrued expenses and withholdings                   117,350           104,194
   Short term borrowings                               550,000           500,000
   Current portion of obligations under
     capital leases                                      6,009             2,350
                                                   -----------       -----------

          Total current liabilities                    959,516           895,703
                                                   -----------       -----------
OTHER LIABILITIES
    Unearned revenue and deposits                       94,848             8,708
    Obligations under capital leases-net
       of current portion                               16,121             4,542
                                                   -----------       -----------

          Total other liabilities                      110,969            13,250
                                                   -----------       -----------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value
      authorized; 0 issued and outstanding)               --                --
   Common stock (15,000,000 $.01 par value
      common shares authorized; 7,379,598
      at August 31, 1998 and 7,186,501
      at November 30, 1997 issued
      and outstanding)                                  73,796            71,865
   Additional paid-in capital                        8,356,214         7,702,791
   Unrealized losses on marketable securities         (328,000)         (175,000)
   Accumulated deficit                              (5,357,340)       (4,528,536)
                                                   -----------       -----------

          Total stockholders' equity                 2,744,670         3,071,120
                                                   -----------       -----------
          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                  $ 3,815,155       $ 3,980,073
                                                   ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                          -----------------------------       -----------------------------
                                           AUGUST 31,        AUGUST 31,        AUGUST 31,       AUGUST 31,
                                             1998               1997              1998              1997
                                          -----------       -----------       -----------       -----------
REVENUE                                   $   110,650       $     7,425       $   199,125       $   417,575
                                          -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
   Cost of sales                               22,739              --              47,220              --
   Marketing, general &
     administrative expenses                  560,157           373,026         1,480,116         1,225,063
   Research, development and
     related engineering                       45,403            19,710           155,219            69,864
   Depreciation and amortization               33,958            13,805           113,958            40,481
                                          -----------       -----------       -----------       -----------

                  Total Cost
                    and Expenses              662,257           406,541         1,796,513         1,335,408
                                          -----------       -----------       -----------       -----------

OPERATING PROFIT (LOSS)                      (551,607)         (399,116)       (1,597,388)         (917,833)
                                          -----------       -----------       -----------       -----------
OTHER INCOME AND (EXPENSE):
   Interest income                                366            11,288            10,473            42,022
   Interest (Expense)                         (14,303)             --             (39,057)             --
   Award on litigation (See Note 5)           580,800              --             580,800              --
   Other income                                75,014              --              75,014              --
   Gain on sale of unconsolidated
     affiliate's stock                        191,756            88,421           446,855           250,671
                                          -----------       -----------       -----------       -----------

                  Total Other Income          833,633            99,709         1,074,085           292,693
                                          -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE EQUITY IN NET
   LOSS OF UNCONSOLIDATED AFFILIATE
   AND PROVISION FOR INCOME TAXES             282,026          (299,407)         (523,303)         (625,140)

Provision for income taxes                       --                --                --                --
Equity in net loss of
   unconsolidated affiliate                    85,035            66,203           305,427           142,535
                                          -----------       -----------       -----------       -----------
NET INCOME (LOSS)                         $   196,991       ($  365,610)      ($  828,730)      ($  767,675)
                                          ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE               $      0.03       ($     0.05)      ($     0.11)      ($     0.11)
                                          ===========       ===========       ===========       ===========

Number of Shares Used In Computation        7,272,590         7,164,511         7,238,450         7,157,843
                                          ===========       ===========       ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             NINE MONTHS ENDED
                                                       -----------------------------
                                                       AUGUST 31,         AUGUST 31,
                                                          1998              1997
                                                       (UNAUDITED)       (UNAUDITED)
                                                       -----------       -----------
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                           $  (999,987)      ($  327,887)

NET CASH USED FOR INVESTING ACTIVITIES                     (56,952)         (696,098)

NET CASH PROVIDED BY FINANCING ACTIVITIES:                 369,240         1,280,957
                                                       -----------       -----------
Increase (decrease) in cash and cash
   equivalents                                            (687,699)          256,972

Cash and cash equivalents:

        Beginning of year                                  814,156         1,079,531
                                                       -----------       -----------
        End of period                                  $   126,457       $ 1,336,503
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

       Interest                                        $    39,057       $      --
                                                       -----------       -----------
       Income taxes                                    $      --         $      --
                                                       -----------       -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CRYO-CELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1998
                                 (UNAUDITED)

NOTE 1 -    FINANCIAL STATEMENTS

      The Consolidated Financial Statements including the Consolidated Balance Sheet as of August 31, 1998, Consolidated Statements of Operations for the nine months ended August 31, 1998 and Consolidated Statement of Cash Flows for the nine months ended August 31, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1998 and for all periods presented have been made.

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

NOTE 2 -    INVESTMENT EQUITY IN UNCONSOLIDATED AFFILIATE, SALE OF STOCK

      In the third quarter of 1998, the Company received $191,756 from the sale of 145,000 shares of Net/Tech International, Inc. common stock. This sale brought the Company's remaining holdings of Net/Tech stock to 1,652,711 shares. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $114,180 as of August 31, 1998. If these same shares were valued at the closing market price of Net/Tech's stock on August 31, 1998, the market capitalization of CRYO-CELL's holdings would be $2,280,741. Under SEC Rule 144 the Company is allowed to sell 1% of Net/Tech's outstanding shares every 90 days. These eligible, saleable shares are not reflected in the marketable securities figure on the balance sheet.

NOTE 3 -    LINE OF CREDIT

      In August 1997, the Company entered into a one year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Bank will lend up to $1,000,000. As part of the agreement, the Bank received a $10,000 commitment fee and collateral of 250,000 shares of Net/Tech International, Inc. common stock owned by the Company and a pledge of 350,000 shares of the Company stock owned by a group of the Company's shareholders. At August 31, 1998 direct borrowings under this agreement were $550,000. Terms of the loan require interest to be paid monthly at the Bank's prime lending rate plus 1%. The agreement contains several covenants relating to working capital and net worth which the Company is not in compliance with as of August 31, 1998 thus allowing the Bank to ask for current repayment. The agreement expired on August 21, 1998. The Company and the Bank are discussing an extension of the loan. Presently, the Company continues to pay the monthly interest per the original agreement. As the value of the collateral decreased because of the decline in the stock prices due in part to market conditions, it has been insufficient to cover the loan. The Company has agreed, if necessary, to restructure the collateral in an exchange for an extension of the loan.

                        CRYO-CELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1998
                                 (UNAUDITED)

NOTE 4 -    COMMITMENTS AND CONTINGENCIES

      In December 1997, the Company entered into a marketing agreement with Lamaze Publishing Company to sponsor in conjunction with other well known companies the Lamaze tutorial tape and a full page advertisement in every issue of the Lamaze Parents Magazine at a cost of $175,000. The tutorial tape sponsorship includes a 2.5 minute segment on the Company's cord blood program. As of August 31, 1998, the Company paid $165,000 of this agreement and is recognizing this as a deposit on the balance sheet. In April 1998, the distribution of the Lamaze tutorial tape and the Lamaze Parents Magazine commenced. The deposit is being prorated over the term of the contract and expensed accordingly.

      In March 1998, the Company entered into a marketing agreement with Lamaze Publishing Company to sponsor the Revista Lamaze para Padres Onsert Program at a cost of $36,800. Pursuant to the agreement, the Company's Spanish brochures will be hand delivered to approximately 925,000 Hispanic "mothers-to-be" over the next two years. As of August 31, 1998, the Company paid $5,000 of this agreement.

      In September 1998, the Company acquired Medical Marketing Network, Inc. The Company purchased 100% of the shares of Medical Marketing Network, Inc. for 200,000 shares of the Company's common stock in a stock for stock transaction to be paid over three years. Medical Marketing Network, Inc. has approximately 70 independent sales contractors that call on and sell products to more than 6,000 obstetricians and gynecologists (OB/GYNs) across the country. The contract is primarily performance based, with a goal of 45,000 stored specimens by the third year. The Company's marketing program will now have extensive representation with the medical community. The Company's current affiliation with Lamaze and other programs are designed to reach expectant parents. This acquisition will allow the physicians to become more aware of this potentially life saving technology.

      In August 1998, the wife of the Chairman of the Board loaned the Company the net proceeds of the sale of 70,000 shares of the Company's common stock. The note was converted and repaid with the issuance of 70,000 shares of the Company's common stock.

       In August and September 1998, the Company borrowed $100,000 from the wife of the Chairman of the Board. The note will be repaid with the proceeds of the Company's fund raising activities.

NOTE 5 -    LITIGATION

      On July 20, 1998, the jury found in favor of the Company against the University of Arizona. The award was $1,050,000 for the breach of contract and an additional $120,000 was awarded to the Company for the University of Arizona's misappropriation of trade secrets. The University of Arizona has filed for a motion for a new trial on the basis that the verdict did not recognize the present value of money. The motion could reduce the $1,050,000 award for breach of contract to $605,000. This amount in addition to the aforementioned $120,000 could make the award $725,000. The award amount ($725,000) has been reduced to $580,800 in recognition of a 20% lawyer's contingency fee and is recognized as a receivable. The appeal process is always available to any defendant in any court action; however, the Company believes that if the reduction to present value is the allowed the University of Arizona will not appeal.

                        CRYO-CELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1998
                                 (UNAUDITED)

NOTE 6 -    CURRENT LIABILITIES

      As of August 31, 1998, the Company reports $286,156 in Accounts Payable. This amount includes $106,131 of legal fees which are being contested. The Company feels these expenses are not valid and is conducting an audit of the legal invoices. If in fact the Company does owe these legal bills, the payment will be in the form of common stock of the Company per the retainer agreement with the legal firm.

NOTE 7 -    OTHER INCOME

      As of August 31, 1998 the Company reports $75,014 as Other Income. This figure represents a reversal of research and development invoices that have been reversed after a settlement with the vendor. The expense is not payable by the Company. These invoices were recorded in fiscal 1997 and therefore, a prior period adjustment was necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      CRYO-CELL International, Inc., a Delaware Corporation, incorporated in 1989, is engaged in cryogenic storage and the design and development of storage devices for use in its cellular storage programs. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. While the Company's patented cellular storage unit is capable of multi-faceted storage, the company has targeted the cryopreservation of umbilical cord blood stem cells as its initial entry into the cellular storage market.

      The Company's technology involves patented, multi-faceted cellular storage units and the technology for processing stem cells from umbilical cord blood. The Company believes its technology provides an improved method for storing human cells, such as cord blood, tumor tissue, sperm and other cells in liquid nitrogen and/or liquid nitrogen vapor.

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

      A factor of the Company's business strategy is its LifespanSM Cellular Storage Program. This program establishes a network of LifespanSM Centers through partnerships with hospitals and medical centers. Recently, the Company has succeeded in combining the LifespanSM Cellular Storage Program with its Revenue Sharing Program. The combined programs entitle the partnering hospital or medical center to receive an additional portion of their LifespanSM center's annual storage revenue. The number of LifespanSM Centers has been reduced because the Company has opened its own state of the art laboratory in Clearwater, Florida.

      Tenet HealthSystem Hospitals, Inc., the second largest proprietary hospital system in the U.S. which operates over 120 hospitals, has contracted to participate as a LifespanSM Center and Single-Unit Revenue Sharing Partner. Tenet is expanding its lab facilities to implement the CRYO-CELL LifespanSM Program. The first facility is expected to be opened for processing in the fourth quarter of fiscal, 1998 at Tenet's St. Vincent Hospital in Worcester, Massachusetts or another Tenet hospital facility in the central region.

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

      The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter August 31, 1998 as compared to the same period of the prior year.

GENERAL

      In addition to initiating its LifespanSM Cellular Storage Program, the Company has entered into an agreement with the Lamaze Publishing Company to sponsor the Lamaze tutorial tape, "You and Your Baby". The agreement calls for Lamaze Childbirth Educators to show the videotape to nearly two million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which will be distributed by over 10,000 instructors, will discuss the importance of cord blood storage and refer viewers to the full page ad the company has placed in the Lamaze Parents Magazine, which will be distributed to 2.4 million expectant mothers. The Company has also committed to a second Lamaze program which will now bring the total coverage to 3.6 million expectant mothers for the tutorial tape and 4.8 million expectant mothers for the Lamaze Parents Magazine over a two year period. In addition, the Company has signed a two year agreement with the Revista Lamaze para Padres Special Delivery Magazine Onsert Program to reach nearly one million Hispanic mothers-to-be with a hand delivered Spanish translation of the CRYO-CELL brochure. The Company feels this is an extremely important marketing campaign because it is known that ethnic minorities are generally underrepresented in the National Marrow Donor Registry. The Company has exclusivity in the cord blood storage field and first right of refusal for renewal of the agreement.

      In May 1998, the Company entered into two agreements with third parties whereby CRYO-CELL is contracted to process and cryogenically store cord blood and other specimens. The terms of both agreements are confidential. However, the Company believes that both the agreements have the potential to provide increased volume without compromising the Company's pricing structure.

      In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC is responsible for the production of a one-half hour infomercial relating to CRYO-CELL's U-Cord(TM) stem cell processing and storage activities. The infomercial is expected to be completed and shown on television to approximately 50 million people in January, 1999.

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

      In September 1998, the Company acquired 100% of the shares of Medical Marketing Network, Inc. in a stock for stock transaction. Medical Marketing Network, Inc. has approximately 70 independent sales contractors that call on and sell products to more than 6,000 obstetricians and gynecologists (OB/GYNs) across the country. The contract is primarily performance based, with a goal of 45,000 stored specimens by the third year. The Company's marketing program will now have extensive representation with the medical community. The Company's current affiliation with Lamaze and other programs are designed to reach expectant parents. This acquisition will allow the physicians to become more aware of this potentially life saving technology.

      During the quarter, the Company continued its program of marketing its Revenue Sharing Agreements. Under this arrangement the Company shares its storage revenues with investors who receive entitlements on storage spaces.

YEAR 2000

      The Company has analyzed the Year 2000 (Y2K) impacts to its business and has determined that this will not have a material impact to the Company's business, products, operations or financial condition. The Company does not use any internally developed application platforms. All business support systems and applications are created on commercially available packages that are either already confirmed to be Y2K compliant, or will be compliant with an upgrade to the latest release. All software upgrades are scheduled to be completed during the second quarter of 1999. An Integrated Systems Test will be scheduled once all of the software applications have been upgraded.

      Through its LifespanSM Program, the Company distributes its patented CCEL II Cellular Storage System to participating hospitals and medical facilities. The outside independent contractor responsible for manufacturing the CCEL II has certified that, once the operating system and database application have been upgraded to the most current release, it will be Y2K compliant. The upgrades are scheduled to be implemented during the second quarter of 1999.

      The Company is in the process of auditing our external providers for the Y2K impacts to the services they provide. These include but are not limited to, security system provider, telephone related systems provider, liquid nitrogen provider and the electricity provider. The Company will be requiring a status report from each of our suppliers as to their readiness to meet the Y2K challenge, a commitment that they will provide us uninterrupted service before, during and after January 1, 2000.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

      CRYO-CELL owned 23% of Net/Tech International, Inc., at quarter end (See
Note 2 of the Notes to Consolidated Financial Statements for CRYO-CELL holdings). Net/Tech International, Inc.'s premier product is the patented Hygiene GuardTM Hand Washing Monitoring System. The Hygiene GuardTM is an innovative, potentially life saving technology used to monitor employee hand washing at any hand washing station. The system can be utilized in the food service, food processing, health care and child care industries as well as any environment where hygiene and control of the spread of infectious disease is a priority.

      The Company carries its investment in Net/Tech under the Equity Method in accordance with generally accepted accounting principles. Under the equity method of accounting, these shares are valued on CRYO-CELL's balance sheet at $114,180 as of August 31, 1998. If these same shares were valued at the closing market price of Net/Tech's stock on August 31, 1998, the market capitalization of CRYO-CELL's holdings would be $2,280,741. Since the end of fiscal 1995, the Company has systematically reduced its holdings in Net/Tech from 42% to the current level of 23%. When the Company's holdings of Net/Tech are less than 20%, they would be valued at fair market value in accordance with generally accepted accounting principles.

MANAGEMENT

      In August 1998, Frank W. Hendricks a Board member of the Company passed away. Mr. Hendricks served as a member of the Board since 1996. Prior to joining the Company, Mr. Hendricks was retired from Rust-Oleum Corporation where he served as Vice President of Technology and Development for the International Division. Previously, Mr. Hendricks was Executive Vice President of International Operations for a Chemical Division of Occidental Petroleum Corporation.

      In September 1998, Gerald F. Maass was appointed as a member of the Board of Directors of the Company. Mr. Maass joined the Company as Executive Vice President and General Manager in February 1998. Mr. Maass resigned from a 10 year tenure with Johnson & Johnson (Critikon) where he served as International Director of Marketing. Mr. Maass' international contacts will be invaluable in the development of strategic alliances for the Company's proprietary technology in foreign markets. Along with extensive marketing experience, Mr. Maass also brings to CRYO-CELL experience in general management and the medical technology field.

RESULTS OF OPERATIONS

REVENUES. Revenues for the nine months ended August 31, 1998 were $199,125 as compared to $417,575 in 1997. The decrease reflects a lower level of Revenue Sharing Agreements which were brought to fruition during the quarter. When adjusted for the impact of said Revenue Sharing Agreements, the actual processing and storage revenue increased significantly during the period.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the nine months ended August 31, 1998 were $1,480,116 as compared to $1,225,063 in 1997. These expenditures reflect the expense of market development, lab operations support and client services associated with the LifespanSM Centers and Revenue Sharing Agreements, continued product development, and the establishment of an expanded management team to handle the anticipated growth. In addition, the Company incurred costs for printing promotional brochures associated with the marketing campaign with Lamaze Publishing Company.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the nine months ended August 31, 1998, were $155,219 as compared to $69,864 in 1997. The increase reflects the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's additional cellular storage systems. The Company has been advised by Underwriter's Laboratories ("U/L") that the second generation cellular storage unit has passed all required inspections and the unit is now U/L approved. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model. In July 1998, the Company began storing cord blood specimens in the CCEL II model located at the state of the art laboratory in Clearwater, Florida.

LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 1998, the Company had cash and cash equivalents of $126,457 as compared to $1,336,503 at August 31, 1997. The decrease in cash and cash equivalents was a result of the funding of operations as well as the increased spending for the Company's new state of the art laboratory, expenditures related to its cellular storage unit and expenses related to the marketing campaign with Lamaze Publishing Company.

      The Company anticipates that cash reserves, cash flows from operations and the sale of subsidiary stock in fiscal, 1998 will be sufficient to fund its growth. Cash flows from operations will depend primarily on the sale of additional Revenue Sharing Agreements and the results of an extensive umbilical cord blood cellular storage marketing campaign with Lamaze publications. The Company believes revenues will increase significantly as a result of the acquisition of Medical Marketing Network, Inc. This national sales force calls on and sell products to more than 6,000 obstetricians and gynecologists (OB/GYNs) on a commission only basis.

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

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      CRYO-CELL INTERNATIONAL, INC. V. UNIVERSITY OF ARIZONA, ET AL.

      In July, 1996, CRYO-CELL filed a lawsuit in the Superior Court of California claiming that the University of Arizona and other defendants had breached CRYO-CELL's contract, misappropriated trade secrets and other allegations. The University filed a motion attempting to get the Lawsuit dismissed in California which the Court disallowed. CRYO-CELL believed its suit had merit and the allegations can be proven.

      On March 28, 1997, the Company was informed that the University of Arizona has filed a cross claim to the CRYO-CELL lawsuit stating that CRYO-CELL had breached the contract and had intentionally misled the University. CRYO-CELL believes there is no merit to these allegations and that the belated cross claim is part of the strategy by the University to motivate CRYO-CELL to settle the case. On July 6, 1998 this case was tried in the Superior Court of San Francisco.

      On July 20, 1998, the jury found in favor of the Company against the University of Arizona. The award was $1,050,000 for the breach of contract and an additional $120,000 was awarded to the Company for the University of Arizona's misappropriation of trade secrets. Subsequent to the conclusion of the trial, the University of Arizona filed a motion for a judgment not withstanding the verdict which was denied. The defendants also filed a motion for a new trial which was also denied. The defendants have requested a new trial relative to the award being excessive, pleading for the award to be reduced for present value. There is no assurance that the judge will reduce the award, however; if the judge does the jury award of $1,170,000 could be reduced to approximately $725,000. The jury found that the University of Arizona had breached its contract with CRYO-CELL. The jury also found that the customer list belonged to CRYO-CELL and that the University of Arizona and Dr. David Harris had misappropriated this trade secret. In the cross complaint filed by the University of Arizona against CRYO-CELL the jury voted unanimously against the University of Arizona and in favor of CRYO-CELL.

      CRYO-CELL INTERNATIONAL, INC. V. STAINLESS DESIGN CORPORATION, ET. AL.

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

      During the third quarter of 1998, an out of court settlement was reached. Under the terms of this settlement, SDC will release equipment owned by CRYO-CELL and return the 25,000 shares of stock it had previously received.

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

                                    CRYO-CELL INTERNATIONAL, INC.

                                    /s/ DANIEL D. RICHARD
                                        -------------------------------
                                        Daniel D. Richard
                                        Chief Executive Officer

Date: October 15, 1998