Form 10KSB
period 1998-11-30
CRYO CELL INTERNATIONAL INC
filed 1999-03-16
CIK 862692

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

                   For the fiscal year ended NOVEMBER 30, 1998

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

                    Issuer's telephone number: (727) 723-0333

Securities registered pursuant to Section 12 (b) of the Act:

      Title of each class              Name of each exchange on which registered
             NONE
--------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB [ ]

Issuer's Revenues for its most recent fiscal year: $331,134.

As of January 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $15,229,300. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was 2 11/32.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of January 29, 1999: 8,105,598.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 1999.

      Transitional Small Business Disclosure Format (check one):
                                 Yes [ ]; No [X]

FORWARD LOOKING STATEMENTS

      In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

      CRYO-CELL International, Inc., is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cellular storage and the design and development of cellular storage devices. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. The Company's primary focus is to utilize its cellular storage experience and technology for the cryopreservation of umbilical cord blood (U-Cord(TM)) stem cells in its own processing and cryopreservation facility at its Clearwater, Florida headquarters. During 1999, all U-cord(TM) blood processing and preservation will be done at the Company's facility with the exception of those specimens processed at Women & Infants Hospital in Providence, Rhode Island.

      During 1998 the Company consolidated its new specimen processing and storage activities to its own state of the art facility in its Clearwater, Florida headquarters. It is anticipated that this shift in focus will limit the number of new Lifespan(SM) Center implementations in the future.

      The Company believes that its long term cellular storage unit will provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The unit is controlled by a computer system which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

BACKGROUND

      Nearly fifty years ago researchers discovered that cells could be cryopreserved at an extremely low temperature and all cellular activity would cease until the specimens were thawed. Historically, cryopreservation was required for organ transplants, blood banks and medical research. Today cryopreservation is an integral component of evolving cellular therapies.

CELL BANKING

      Hematopoeitic stem cells are the building blocks of our blood and immune systems. They form the white cells that fight infection, red cells that carry oxygen throughout the body and platelets that promote healing. Stem cells are found in bone marrow where they continue to generate cells throughout our lives. Stem cells can be kept in a cryogenic environment and upon thawing infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). The opportunity to use an individual's own marrow for a transplant is dependent upon whether the cancer has entered the marrow system (metastasized). Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease.

      Stem cells can be found in umbilical cord and placenta blood ("cord blood stem cells") which can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. As of the end of 1998, over 1,000 cord blood stem cell transplants have been performed. The Company believes that parents will want to save and store these cells for potential future use by their child. These stem cells could also have at least a 1 in 4 chance of being compatible for use by a sibling. Moreover, researchers believe they may be utilized by parents in the future.

      The Company believes that the market for cord blood stem cells is enhanced by the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, newborn's U-Cord(TM) cells are stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

      Another significant application for cellular storage is the storage of cancerous tumor tissue taken from a newly diagnosed patient prior to commencing treatment. This tissue could serve several functions in support of the treatment process. First, it may provide a vehicle for the doctor to test the effects of a proposed course of treatment on the diseased tissue prior to administering it to the patient. Secondly, the effects of a course of treatment could be monitored by comparing tumor cells gathered after the treatment to those stored prior to the commencement of treatment.

      Sperm storage is another potential use of the Company's unit. Male cancer patients of child bearing age can store sperm to protect their ability to have children in the event they are rendered impotent due to chemotherapy or radiation treatment.

CCEL CELLULAR STORAGE UNITS

      Currently available units from other providers of cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover the use of these units, exposes the remaining stored specimens to ambient temperature whenever specimens are inserted or retrieved. CRYO-CELL has designed and holds patents on a system which makes use of the latest in computer, robotics, and bar code laser scanning identification technology.

      The unit is currently assembled by an independent manufacturer utilizing the Company's patented design. The Company has been advised by Underwriters Laboratories ("U/L") that it has passed all required inspections and the unit is now U/L listed. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model.

      In February 1999, the Company was informed that the patent on the CCEL III computer controlled robotically operated cellular storage system has been granted. The CCEL III is designed to be multi-functional and to meet International manufacturing requirements. When completely developed the unit will be able to store more than 35,000 specimens stored in 5ml vials. Moreover, as many as 8 million 1 inch vials could be preserved in approximately 2,500 square feet. The prototype is expected to be completed in the third quarter of 1999.

LIFESPAN(SM) CENTERS

      In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has annual births in excess of 9,000 babies and will be offering its stem cell banking services to these parents. The laboratory is expected to open at Women & Infants in the second quarter of 1999.

      With the exception of Women & Infants Hospital, the Company has decided to limit the processing and storage of specimens to the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING CELLULAR STORAGE SERVICE

      Over four million babies are born in the United States annually. The Company has targeted the stem cell cryopreservation market as its initial focus.

      CRYO-CELL has renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape. The agreement calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which will be distributed by over 12,000 instructors, discusses the importance of cord blood storage and refers viewers to the full page ad the company has placed in the Lamaze Parents Magazine, which will be distributed to 2.4 million expectant mothers. In addition, the Company will also place an ad in "Revista Lamaze para Padres", Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 1999.

      In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC is responsible for the production of a one-half hour infomercial relating to CRYO-CELL's U-Cord(TM) stem cell processing and storage activities. The Company has been advised by the producer that the infomercial is expected to be completed and shown on television to approximately 50 million people in the spring of 1999.

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

      In September 1998, the Company acquired Medical Marketing Network, Inc. and the services of Steven Ferens for shares of the Company's common stock. Medical Marketing Network, Inc. has approximately 70 independent sales contractors that call on and sell products to more than 6,000 obstetricians and gynecologists (OB/GYNs) across the country. The contract is primarily performance based, with a goal of 45,000 stored specimens by the third year. The Company's marketing program will now have extensive representation with the medical community. The Company's current affiliation with Lamaze and other programs are designed to reach expectant parents. This acquisition will allow physicians to make their OB patients more aware of this medical technology.

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

      The Company markets its cellular banking services by targeting expectant parents through direct information to obstetricians, pediatricians, Lamaze instructors, childbirth educators, certified nurse-midwifes and other related healthcare professionals. In addition, the Company exhibits at conferences, trade shows and other media which focus on the expectant parent market. Of significant note is the increasing level of interest being generated by the Company's website, CRYO-CELL.com.

REVENUE SHARING AGREEMENTS

ARIZONA. On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing Partners were modified. The investors entered into Revenue Sharing Partnership Agreements for the state of Florida. The Company will credit the investors $450,000 (previously paid) toward the purchase of the partnership. The balance of $550,000 will be paid through their entitlements. The Revenue Sharing Partnership applies to paid for specimens originating from the birth of clients in the state of Florida. The Revenue Sharing Partnership covers a total of 33,000 spaces and cancels the investors previous obligation to provide the Company with $675,000 plus accrued interest.

ILLINOIS. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in CRYO-CELL's portion of net storage revenue generated by the specimens stored in the Illinois Masonic Medical Center. Since the Company will no longer be storing new specimens in Chicago, the agreements were modified in 1998 to entitle the investors to a 50% share of the Company's portion of net revenues relating to specimens originating in Illinois and contiguous states and stored in Clearwater up to 33,000 spaces. The revenue generated by this Single Unit Revenue Sharing Agreement was $1,000,000.

BIO-STOR. On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement enters Bio-Stor into a Revenue Sharing Partnership Agreement for the state of New York. The Company will credit Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of the New York partnership. Bio-Stor will receive 90% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

TENET HEALTHCARE CORPORATION. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. In addition to the Lifespan(SM) agreement, two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid CRYO-CELL $666,666. OrNda was acquired by Tenet Healthcare Corporation which agreed to be bound by the terms of the Lifespan(SM) and Single Unit Revenue Sharing Agreements. Due to the commencement of processing and storage at the Company's Clearwater facility and the Company's change of Lifespan(SM) strategy, negotiations are currently underway in which the Company is offering to store all Tenet originated specimens in Florida while paying Tenet a partnership entitlement.

VISCOUNT SECURITIES. The Company signed an agreement with Sachem (Viscount Securities) which was not brought to fruition and was terminated. Sachem is entitled to storage revenue based upon their $400,000 non-refundable deposit which was paid in May 1997, in the form of 100,000 shares of a NASDAQ small cap stock. The Company is free to negotiate replacement agreements and intends to do so.

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

RESEARCH AND DEVELOPMENT

      The Company has expended $352,743 during fiscal 1998 , compared to $204,117 during fiscal 1997 on research and development. The research and development exposure is attributed to the design, development and approval of its CCEL III technology.

GOVERNMENT REGULATION

      Since the inception of the development of the cellular storage unit, it has been the opinion of management and legal counsel that the CCEL Cellular Storage Unit is a class I device and falls under the Food and Drug Administration's (FDA) regulations at 21 C.F.R. ss. 862.2050 ("general purpose laboratory equipment labeled and promoted for a specific medical use"). Devices regulated under 21 C.F.R. ss. 862.2050 are specifically exempt from the 510(k) notification requirements. There is no assurance that in the future the FDA would not classify the unit as a class II device requiring the Company to file for an equivalency in order to be able to continue commercial use of the unit.

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

EMPLOYEES

      At present there are 14 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

      In February 1998, Gerald F. Maass joined the Company as Executive Vice President and General Manager. Mr. Maass resigned from a 10 year tenure with Johnson & Johnson (Critikon) where he served as International Director of Marketing. Mr. Maass' international contacts will be invaluable in the development of strategic alliances for the Company's proprietary technology in foreign markets. Along with extensive marketing experience, Mr. Maass also brings to CRYO-CELL experience in the medical technology field. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

      In February 1999, Steven E. Ferens joined the Company serving a dual role as Assistant to the President and as Vice President of Sales. Mr. Ferens will also remain in his role as President of Medical Marketing Network, Inc., a wholly owned CRYO-CELL subsidiary. Prior to joining the Company, Mr. Ferens served as Vice President of Sales for Atrion Corp./Quest Medical in Texas, where he built a national sales and marketing division to commercialize the medical technology developed by that company. In 1991, Mr. Ferens founded Progressive Development, Inc. in Oceanside, NY, where he has served as President since inception. The Company develops Internet based on-line product/pricing information systems for hospital purchasing departments.

      Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees to be excellent and therefore does not contemplate any labor disputes.

NET/TECH INTERNATIONAL, INC.

      At November 30, 1998 CRYO-CELL owned 1,557,711 shares of Net/Tech International, Inc. common stock (Net/Tech NASD Bulletin Board symbol...NTTI) which represented 16.7% of the outstanding shares (9,325,341 shares total) of this company.

INVESTOR RELATIONS

      In November 1998, the Company signed an agreement with Saggi Capital Corp. to handle the investor relations program for CRYO-CELL. Saggi Capital Corp. represents emerging dynamic companies. The Company's relationship with Saggi Capital Corp. will increase the visibility of the Company in the financial community and future exposure to institutional investors.

FINANCIAL ADVISORY

      In February 1999, the Company signed an engagement agreement with Dublind Partners, Inc., a highly respected, Connecticut based financial advisory and securities firm, to raise up to $7,000,000 in investment capital for the Company through a private placement of preferred stock and warrants. Dublind's focus is to raise capital and strategic planning for firms with patented technology in growing markets.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company entered into a long term lease in September 1997 for the corporate headquarters in Clearwater, Florida containing 7,500 square feet. The facility contains executive offices, conference and training center, state of the art laboratory and supporting scientific offices.

ITEM 3.  LEGAL PROCEEDINGS

I. In December, 1992, CRYO-CELL entered into an exclusive agreement with the University of Arizona to develop and enhance a commercial (paid for) autologous cord blood stem cell bank. CRYO-CELL provided the means for the University to obtain approximately 1400 paying clients. Prior to the termination of the exclusive agreement, which CRYO-CELL alleges was unwarranted, the University breached its contract with CRYO-CELL and entered into an Agreement with Cord Blood Registry, Inc. (CBR).

         On or about July 11, 1996, CRYO-CELL filed suit in San Francisco Superior Court against the University of Arizona, Dr. David Harris and Cord Blood Registry, Inc. The suit claimed breach of contract and other related business torts. Months later, after settlement discussions were unproductive, the University of Arizona counter-sued CRYO-CELL for breach of contract and negligent misrepresentation.

         Evidence surfaced at trial corroborating that in a subsequent contract between the University of Arizona and CBR, the parties had indemnified each other against:

               a. the interference in a legitimate business arrangement between CRYO-CELL and the University of Arizona

               b.   disparagement of CRYO-CELL

               c.   wrongful use of CRYO-CELL's material

         On July 20, 1998, as a result of the evidence, the jury awarded $1,050,000 against defendant University of Arizona. In addition, an award of $120,000 was granted against the University of Arizona and David Harris, individually, for misappropriation of trade secrets. The jury voted unanimously against the University and in favor of CRYO-CELL as to the counter claims.

         Three post-trial motions by the University of Arizona including a request to reduce the award or set aside the verdict were rejected by the court. The University is now appealing the judgment. The University has expressed a willingness to enter into settlement talks as to the appeal but no such talks have commenced. The appellate briefs have yet to be filed.

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. The court granted a summary judgment dismissal in favor of CBR. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case. The Company is contemplating suing Horwitz & Beam for malpractice. Horwitz & Beam deny any wrong doing in this matter.

III. There is a dispute concerning the amount of fees owed by the Company to Horwitz & Beam. The Company has requested arbitration of the dispute. A panel of the Orange County Bar Association is scheduled to hear arguments on April 26, 1999. Despite the scheduled arbitration date, on March 8, 1999, the Company was served with a law suit filed in Orange County Superior Court by its former attorneys, alleging contractual breach and related claims because CRYO-CELL did not transfer stock to pay advance payments requested prior to trial. This transaction relates to the fee dispute which is covered by the California Statute requiring mandatory arbitration rights for clients.

         The Company believes that the naming of certain officers and the Company attorney individually, (although they were operating in their corporate capacities) is an abuse of the civil process and, moreover, is an attempt to interfere with the Company's ability to raise additional capital.

         The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, the plaintiff has filed a "Statement of Damages" which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

         The Company believes there is no merit to the suit. The Company believes that none of the claimed $129,822 in fees is due and owing under and contract with the plaintiff. Furthermore, the Company believes that the plaintiff is not entitled to any punitive damages under Section 3294(a) of the California Civil Code, which does not authorize punitive damages in an action for breach of an obligation "arising from contract."

IV. In 1998, CRYO-CELL settled its suit filed against defendant Stainless Design Corporation. The suit was against the manufacturer of the CCEL II multi-faceted storage unit claiming breach of contract and other causes of action. The case was settled wherein Stainless Design Corp. delivered all parts, materials and equipment to the company's designee as well as 25,000 shares of CRYO-CELL stock. Mutual releases were exchanged and the suit dismissed. The CCEL II units are now being assembled by Advance Digital Motion.

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

                                       HIGH             LOW
                                       ----             ---
1997
----
February 28, 1997                     6 1/4            6
May 31, 1997                          4 1/2            4 3/8
August 31, 1997                       3 23/32          3 1/4
November 30, 1997                     3 1/8            3 1/8

1998
----
February 28, 1998                     4 1/16            2 5/8
May 31, 1998                          4 1/8             2 9/16
August 31, 1998                       2 5/8             1 1/8
November 30, 1998                     3                   9/16

      The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

      As of January 31, 1999, the Registrant had 382 shareholders of record, and management believes there are approximately 975 additional beneficial holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 1998, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

GENERAL

      The Company is engaged in cryogenic storage and the design and development of cellular storage devices used in its cellular storage programs. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. While the Company's patented cellular storage unit is capable of multi-faceted storage, the Company has targeted the cryopreservation of umbilical cord blood stem cells as its initial entry into the cellular storage market. The Company has been financed primarily through both the private and public equity markets.

      The revenue recognized to date has been primarily from the sale of Revenue Sharing Agreements. These agreements can take considerable time to negotiate and come to fruition. Moreover, since such agreements can involve millions of dollars, there can be wide swings in revenue and earnings from quarter to quarter and possibly year to year. The most recent Revenue Sharing Agreement was recognized during fiscal 1997. During fiscal 1998 the Company's revenues were the direct result of its sales to customers for its U-Cord(TM) program.

RESULTS OF OPERATIONS

      Fiscal 1998 was a year of contrasts. While on the surface it appears that revenues decreased and expenses increased, it was a year of positive transition. Direct sales to customers increased significantly and have continued to do so in fiscal 1999.

SALES. For the year ended November 30, 1998, the Company had revenues of $331,134 compared to $417,913 in the prior fiscal year. The majority of revenues in 1997 was from the sale of a Revenue Sharing Agreement. When adjusted for the impact of said Revenue Sharing Agreement, the actual processing and storage revenue from sales to customers increased significantly during fiscal 1998. The trend has continued upward into fiscal 1999.

COST OF SALES. In the fiscal year ended November 30, 1998, cost of sales were $218,018 compared to $46,047 in the prior period. In fiscal 1997, $40,143 of the total of cost of sales represented the assignment of a proportionate share of the cost of equipment associated with the Revenue Sharing Agreements to cost of sales. In fiscal 1998, $128,861 of the total cost of sales represents fees to Reproductive Genetics Institute at the Illinois Masonic Medical Center in Chicago, Illinois for the processing of the U-Cord(TM) specimens prior to the commencement of processing and storage in the Company's state of the art laboratory in Clearwater, Florida. The remaining cost of sales in fiscal 1998 represents the associated expenses resulting from the processing and testing of the U-Cord(TM) specimens in the Company's own operations.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the twelve months ended November 30, 1998, were $1,866,033 as compared to $1,625,082 in 1997. The increase reflects the expense of market development, lab operations support and client services associated with the Company's cellular storage program and Revenue Sharing Agreements, the expense of voluntary Underwriter Laboratory approval for the Company's cellular storage unit, continued product development, and the establishment of an expanded management team to handle the continuing growth.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related expenses during the twelve months ended November 30, 1998, were $352,743 as compared to $204,117 in 1997. The increase reflects the implementations of modifications to the Company's second generation cellular storage unit, as well as, the research and development of the Company's third generation cellular storage system.

OTHER. During the twelve months ended November 30, 1998, the Company realized a gain of $515,574 on the sale of common stock of Net/Tech International, Inc., compared to $443,152 in 1997. During fiscal 1998, the Company wrote off a $250,000 deposit on equipment as part of the settlement with Stainless Design Corp. During fiscal 1997, the Company wrote off $172,843 associated with discontinued equipment. During fiscal 1998, the Company recognized the equity in the loss of its unconsolidated affiliate (Net/Tech International, Inc.) of $455,271 as compared to $402,245 in the 1997.

MATERIAL FOURTH QUARTER ADJUSTMENTS. The results for the fourth quarter ending November 30, 1998, include the following adjustments: (1) the reversal of the accrual of the anticipated litigation settlement of $580,800 (net); the litigation has since been appealed, (2) the write-off of the deposit of $250,000 and correction of the third quarter accounts payable write-off relative to the SDC settlement, (3) adjustment regarding accounting treatment of the investment in Net/Tech International, Inc.. Taken together, these fourth quarter items had a significant adverse effect on fourth quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 1998, the Company had cash and cash equivalents of $499,696 as compared to $814,516 at the end of fiscal 1997. The decrease in cash and cash equivalents was a result of the funding of operations.

      To date, the Company's sources of cash have been from the issuance of its own equities, the sale of Revenue Sharing Agreements, the borrowing on a revolving line of credit, the borrowing on a convertible loan and the sale of subsidiary stock. The sale of subsidiary shares alone generated $515,574 in fiscal year 1998.

      The Company anticipates that cash reserves, cash flows from operations and the anticipated sale of its preferred stock will be sufficient to fund its growth. Cash flows from operations will depend primarily on increasing revenues resulting from an extensive umbilical cord blood cellular storage marketing campaign. The Company's direct sales of its U-Cord(TM) cellular storage program have begun to increase significantly due to the awareness being created through its activities with Lamaze Publishing, Medical Marketing Network, the Company's website and other forms of marketing exposure.

YEAR 2000

      The Company has analyzed the Year 2000 (Y2K) impact on its business and has determined that this will not have a material impact to the Company's business, products, operations or financial condition. The Company does not use any internally developed application platforms. All business support systems and applications are created on commercially available packages that are either already confirmed to be Y2K compliant, or will be compliant with an upgrade to the latest release. All software upgrades are scheduled to be completed during the second quarter of 1999. An Integrated Systems Test will be scheduled once all of the software applications have been upgraded.

      The outside independent contractor responsible for manufacturing the CCEL II Cellular Storage System has certified that, once the operating system and database applications have been upgraded to the most current release, it will be Y2K compliant. The upgrades are scheduled to be implemented during the second quarter of 1999.

      The Company has required commitment from its vendors that they will provide the Company uninterrupted service before, during, and after January 1, 2000. All of the mission critical vendors the Company uses are either already Y2K compliant, or will be compliant by the end of the third quarter of 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

MARKET ACCEPTANCE FOR CRYOPRESERVED STEM CELLS. The market for cryopreserved stem cells has gained increasing support from the medical community. While the market is still relatively new, the Company believes it will gain increasing popularity due in part to the medical attention. The Company is relying upon significant market growth to meet future revenue projections.

POSSIBLE NEED FOR ADDITIONAL CAPITAL. The Company has entered into an agreement with Dublind Partners, Inc. to raise up to $7,000,000 through equity financing. This financing, when completed, is more than sufficient to fund its operations as well as to provide capital for expanded marketing programs and international expansion. There can be no assurance that such capital will be available.

COMPETITIVE ENVIRONMENT. In the Company's opinion, the potential medical benefits for cryopreserved stem cells is likely to attract additional competitors in the market. The Company believes its storage and marketing edge will enable it to offer a more affordable service than its competitors. The Company believes it can compete successfully on the basis of volume and its pricing advantage.

UNEVEN PATTERN OF QUARTERLY OPERATING RESULTS. The Company's revenue in general, and in particular its Revenue Sharing Agreement revenues, are difficult to forecast and can vary from quarter to quarter due to various factors, including
(1) the relatively long sales cycles for these Agreements, and (2) the size and timing of individual Agreement transactions. Notwithstanding the revenues from Revenue Sharing Partnership Agreements, the Company's sales from its U-Cord(TM) program are increasing dramatically and the Company believes it will rely on these sales from operations to a more significant extent during fiscal year 1999 and beyond. The accrual of the Company's annual storage fees will increasingly add to its base revenues

MANAGEMENT OF GROWTH. The Company anticipates rapid growth in capitalizing on the opportunity in cryopreserved stem cells. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain qualified employees, forecast revenues and control expenses. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of the protections provided under applicable patent, copyright, trademark and trade secret laws. It also relies on confidentiality procedures and licensing arrangements to establish and protect its rights in its products and services. Despite the Company's efforts to protect these rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use.

INTERNATIONAL SALES. Although the Company has not been involved in international marketing to date, the Company believes this market offers attractive potential. The Company intends to use a portion of the investment capital and its presence on the Internet to establish its global presence. Such growth in international business will be subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

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

Consolidated Balance Sheets                                                F 1

Consolidated Statements of Profit and Loss                                 F 3

Consolidated Statements of Cash Flows                                      F 4

Consolidated Statements of Shareholders' Equity                            F 7

Consolidated Notes to Financial Statements                                F 11

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
      CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYO-CELL International, Inc. and subsidiaries as of November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                MIRSKY, FURST & ASSOCIATES, P.A.

Fort Lee, New Jersey
March 16, 1999


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                NOVEMBER 30,  NOVEMBER 30,
                                                                    1998         1997
                                                                 ----------   ------------
CURRENT ASSETS

   Cash and cash equivalents                                     $  499,696   $  814,156
   Stock subscription receivable                                    150,000         --
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $13,380 in 1998 and $4,338 in 1997)       47,642       62,637
   Marketable securities                                            198,114      225,000
   Refundable income taxes                                            8,078       21,338
   Loan origination fees, net                                          --         44,116
   Prepaid expenses and other current assets                         79,690       57,676
                                                                 ----------   ----------
                   Total current assets                             983,220    1,224,923
                                                                 ----------   ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net                                    2,371,993    2,466,152
                                                                 ----------   ----------
OTHER ASSETS

   Intangible assets (net of amortization of                         69,462       68,512
     $42,269 and $35,696, respectively)
   Marketable securities                                            521,279         --
   Deposits with vendors and others                                 133,175       28,788
   Investment in unconsolidated affiliate                              --        191,698
                                                                 ----------   ----------
                   Total other assets                               723,916      288,998
                                                                 ----------   ----------

              TOTAL ASSETS                                       $4,079,129   $3,980,073
                                                                 ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F1

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               NOVEMBER 30,   NOVEMBER 30,
                                                                   1998           1997
                                                               -----------    -----------
CURRENT LIABILITIES
   Accounts payable                                            $   293,159    $   289,159
   Accrued expenses and withholdings                               291,788        104,194
   Short term borrowings                                           565,000        500,000
   Convertible notes payable                                       540,000           --
   Current portion of obligations under capital leases               4,805          2,350
                                                               -----------    -----------

              Total current liabilities                          1,694,752        895,703
                                                               -----------    -----------

OTHER LIABILITIES
    Unearned revenue                                                75,236          8,708
    Deposits                                                        25,000           --
    Obligations under capital leases-net of current portion         15,928          4,542
                                                               -----------    -----------

              Total other liabilities                              116,164         13,250
                                                               -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                --             --
    0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
    authorized; 7,654,598 at November 30, 1998 and 7,186,501
    at November 30, 1997 issued and outstanding)                    76,546         71,865
   Additional paid-in capital                                    8,651,428      7,702,791
   Net realized gain (loss) on marketable securities               319,393       (175,000)
   Accumulated deficit                                          (6,779,154)    (4,528,536)
                                                               -----------    -----------

              Total stockholders' equity                         2,268,213      3,071,120
                                                               -----------    -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                          $ 4,079,129    $ 3,980,073
                                                               ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F2

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                        NOVEMBER 30,      NOVEMBER 30,
                                                            1998              1997
                                                        -----------       -----------
Revenue                                                 $   331,134       $   417,913
                                                        -----------       -----------
COSTS AND EXPENSES:
   Cost of sales                                            218,018            46,047
   Marketing, general & administrative expenses           1,866,033         1,625,082
   Research, development and related engineering            352,743           204,117
   Impairment of prototype                                     --             172,843
   Depreciation and amortization                            164,015            95,052
                                                        -----------       -----------

                           Total cost and expenses        2,600,809         2,143,141
                                                        -----------       -----------

OPERATING LOSS                                           (2,269,675)       (1,725,228)
                                                        -----------       -----------

OTHER INCOME AND (EXPENSE):

   Interest Income/Other Income                              10,622            49,986
   Interest Expense                                         (51,868)           (8,677)
   Gain on sale of investment                               515,574           443,152
                                                        -----------       -----------

                           Total other income               474,328           484,461
                                                        -----------       -----------

LOSS BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE                              (1,795,347)       (1,240,767)
Equity in net loss of unconsolidated affiliate             (455,271)         (402,292)
                                                        -----------       -----------
NET LOSS                                                $(2,250,618)      $(1,643,059)
                                                        ===========       ===========

NET LOSS PER SHARE                                      $     (0.31)      $     (0.23)
                                                        ===========       ===========

Number of Shares Used In Computation                      7,275,846         7,164,515
                                                        ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F3

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                                NOVEMBER 30,     NOVEMBER 30,
                                                                                   1998              1997
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                              $(2,250,618)      $(1,643,059)
         Adjustments to reconcile net loss
         to cash used for operating activities:
            Depreciation and amortization                                          164,015            95,051
            Marketable securities received in lieu of cash(1)                         --            (400,000)
            Write off of deposit for cellular storage units                        250,000              --
            Write off of patents and trademarks                                       --               4,239
            Impairment of prototype                                                   --             172,843
            Valuation allowance on Revenue Sharing Agreement sold                     --              40,143
            Allowance for bad debts                                                  9,042             1,838
            Gain on sale of unconsolidated affiliate's stock                      (515,574)         (443,152)
            Equity in loss of unconsolidated affiliate                             455,271           402,292
            Payment of consulting and professional services with stock             139,692            34,535
            Changes in assets and liabilities:
             Accounts receivable                                                     5,953           609,058
             Prepaid income taxes                                                     --             (21,338)
             Loan origination fees                                                    --             (10,000)
             Prepaid expenses and other current assets                             (22,014)          (21,209)
             Deposits                                                             (112,091)          (22,817)
             Accounts payable                                                        4,000           202,723
             Accrued expenses                                                      187,594            23,075
             Refundable income taxes                                                13,260           (37,334)
             Unearned revenue and deposits                                          91,528           (21,292)
                                                                               -----------       -----------
NET CASH USED FOR OPERATING ACTIVITIES                                          (1,579,942)       (1,034,404)
                                                                               -----------       -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F4

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                   NOVEMBER 30,      NOVEMBER 30,
                                                                       1998              1997
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment(2)                     (263,589)         (736,199)
            Payments for intangible assets                               (5,397)          (11,714)
            Proceeds from sale of investment(3)                         471,402           472,738
                                                                    -----------       -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                $   202,416       $  (275,175)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of common stock(4)                                 257,500            12,500
            Loan proceeds                                                887,264           500,000
            Sale of stock options                                        62,500           540,000
            Repayment of debt(3), (4)                                  (158,039)             --
           Loan advances to affiliated company
            Principal payments under capital leases                      13,841            (8,296)
                                                                    -----------       -----------
           Loan repayments from affiliated company                            0                 0
                                                                    -----------       -----------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES:           1,063,066         1,044,204
                                                                    -----------       -----------
              Decrease (increase) in cash and cash equivalents         (314,460)         (265,375)
Cash and cash equivalents:
         Beginning of year                                          $   814,156       $ 1,079,531
                                                                    -----------       -----------
         End of period                                              $   499,696       $   814,156
                                                                    ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F5

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                     November 30,  November 30,
                                                         1998          1997
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
          Interest                                     $51,868        $ 8,676
                                                       -------        -------
          Income taxes                                 $  --          $64,772
                                                       -------        -------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


(1) The company received common stock with a fair market value of $400,000 in exchange for a Revenue Sharing Agreement, in 1977.

(2) In 1998 the Company purchase laboratory equipment under a capital lease in the amount of $16,050. In 1997, the Company purchased a security system under a capital lease in the amount of $6,892.

(3) In 1998 the Company repaid $44,173 to the wife of the Chairman of the Board with 60,000 shares of the Company's holdings of Net/Tech International, Inc. common stock.

(4) In 1998 the Company borrowed $80,051 from the wife of the Chairman of the Board. The note was repaid,with the issuance of 70,000 shares of the Company's restricted common stock.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F6

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                             UNREALIZED    TOTAL
                                                                             ADDITIONAL                      LOSSES ON     SHARE-
                                                        COMMON STOCK           PAID-IN        ACCUMULATED    MARKETABLE    HOLDERS'
                                                      SHARES    AMOUNT         CAPITAL          DEFICIT      SECURITIES    EQUITY
                                                   --------------------      -----------      -----------   ------------  ---------
BALANCE NOVEMBER 30, 1996                            7,151,984   71,520        6,473,085       (2,885,477)       --       3,659,128
                                                   ===========  =======      ===========      ===========       ===     ===========

Shares issued upon
    exercise of options at $2.50 per share               5,000       50           12,450                                     12,500

Shares issued for professional services                  4,732       47           12,703                                     12,750

Sale of options at $1.00 per option                                              540,000                                    540,000
    with an exercise price of $6.00 per share

Shares issued at $6.32 per share
    for services provided                                  731        7            4,611                                      4,619

Shares issued at $5.65 per share
    for services provided                                  926        9            5,225                                      5,234

Shares issued at $4.73 per share
    for services provided                                  976       10            4,607                                      4,617



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F7

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         UNREALIZED       TOTAL
                                                                            ADDITIONAL                   LOSSES ON        SHARE-
                                                     COMMON STOCK            PAID-IN      ACCUMULATED    MARKETABLE       HOLDERS'
                                                   SHARES      AMOUNT        CAPITAL        DEFICIT      SECURITIES       EQUITY
                                                 --------------------      -----------    -----------   ------------    -----------
Shares issued at $5.13 per share
    for services provided                             889          9            4,554                                        4,562

Shares issued at $3.25 per share                   17,500        175           56,700                                       56,875

Shares issued at $4.68 per share
   for services provided                            1,127         11            5,264                                        5,276

Shares issued at $4.13 per share
    for services provided                           1,142         11            4,716                                        4,727

Shares issued at $3.83 per share
    for services provided                             789          8            3,020                                        3,028

Shares issued at $3.51 per share
    for services provided                             705          7            2,466                                        2,473

Increase in carrying value accounting
    for Unconsolidated Affiliate                                              573,391                                      573,391

Decrease in value of marketable                                                                            (175,000)      (175,000)
    securities

Net (Loss)                                                                                (1,643,059)                   (1,643,059)
                                               ----------   --------      -----------    -----------    -----------    -----------
BALANCE NOVEMBER 30, 1997                       7,186,501   $ 71,865      $ 7,702,791    $(4,528,536)   $  (175,000)   $ 3,071,120
                                               ==========   ========      ===========    ===========    ===========    ===========

Shares issued at $2.75 per share                   50,000        500          137,000                                      137,500

Sale of options at $1.00 per option
    with an exercise price of $5.00 per share                                  62,500                                       62,500

Shares issued at $2.50 per share                    2,000         20            4,980                                        5,000

Shares issued at $3.14 per share                      579          6            1,813                                        1,819
    for services provided


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F8

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    UNREALIZED    TOTAL
                                                                                     ADDITIONAL     LOSSES ON     SHARE-
                                                COMMON STOCK            PAID-IN      ACCUMULATED    MARKETABLE    HOLDERS'
                                            SHARES       AMOUNT         CAPITAL       DEFICIT       SECURITIES    EQUITY
                                           ---------------------        --------     -----------   ------------  ---------
Shares issued at $3.48 per share            1,155           12           4,006                                    4,018
    for services provided

Shares issued at $3.325 per share           2,144           21           7,107                                    7,129
    for services provided

Shares issued at $3.18 per share              412            4           1,307                                    1,311
    for services provided

Shares issued at $3.33 per share              557            6           1,850                                    1,855
    for services provided

Shares issued at $3.57 per share            1,113           11           3,960                                    3,972
    for services provided

Shares issued at $3.76 per share              466            5           1,748                                    1,752
    for services provided

Shares issued at $3.76 per share              473            5           1,774                                    1,779
    for services provided

Shares issued at $3.20 per share            6,509           65          20,762                                   20,827
    for services provided

Shares issued at $3.01 per share            1,500           15           4,494                                    4,509
    for services provided

Shares issued at $2.91 per share            6,189           62          17,959                                   18,021
    for services provided

Shares issued at $2.02 per share           10,000          100          20,100                                   20,200
    for services provided

Shares issued at $1.14 per share           70,000          700          79,352                                   80,052

Shares issued at $1.38 per share           40,000          400          43,600                                   44,000
    for services provided


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F9

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    UNREALIZED       TOTAL
                                                                                     ADDITIONAL     LOSSES ON        SHARE-
                                                 COMMON STOCK           PAID-IN      ACCUMULATED    MARKETABLE       HOLDERS'
                                              SHARES     AMOUNT         CAPITAL        DEFICIT      SECURITIES       EQUITY
                                           ----------------------      --------      -----------    ----------     ----------
Shares issued at $.85 per share               10,000         100          8,400            --            --             8,500
    for services provided

Shares issued at $1.00 per share             265,000       2,650        262,350            --            --           265,000

Increase in carrying value accounting           --          --          263,573            --            --           263,573
    for Unconsolidated Affiliate

Net increase in value of marketable             --          --             --              --         319,393         319,393
    securities

Net (Loss)                                      --          --             --        (2,250,618)         --        (2,250,618)
                                           ---------      ------      ---------      ----------       -------      ----------

Balance November 30, 1998                  7,654,598      76,546      8,651,428      (6,779,154)      319,393       2,268,213
                                           =========      ======      =========      ==========       =======      ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F10

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         The Company was incorporated in Delaware on September 11, 1989. The Company is engaged in cellular storage and the design and development of cellular storage devices used in its storage programs. Prior to 1998 the revenue recognized to date was almost exclusively from the sale of Revenue Sharing Agreements. During 1998 the Company's primary focus has been the further development of the cellular storage of umbilical cord blood stem cells in the Clearwater laboratory and the continued development of the CCEL III Cellular Storage Unit.

         The Company formed Safti-Cell, Incorporated, CCEL Immune System Technologies, Inc. , CCEL Expansion Technologies, Inc. and CCEL Bio-Therapies, Inc. in Delaware in calendar year 1993. As of November 30, 1998, no shares have been issued for any of these subsidiaries. CCEL Immune System Technologies, Inc. has opened a bank account but has had no activity in it for the year ended November 30, 1998, and none of the other subsidiaries has any financial activity but are all consolidated with the Company. The Company has retained these corporations for possible future use.

         The Company also acquired during 1998 Medical Marketing Network, Inc.,
(MMN) a New York corporation, as part of a marketing agreement. This corporation has not had any financial activity since its inception and none of the consideration paid in conjunction with the agreement was assigned to the purchase of MMN.

         The Company has an accumulated deficit and expects to incur a net loss during the next year. During 1998 the Company's primary sources of cash were derived from sales of its investments, convertible loan borrowings and share issuances of its restricted common stock. The Company's cash balance at November 30, 1998 was $499,696. In December an additional $150,000 was received in satisfaction of the stock subscription receivable and $280,319 was received from the sale of additional shares of the Company's restricted stock. The Company, in December 1998, used $550,000 to repay borrowings under a line of credit. The convertible notes in the amount of $530,000 due in June of 1999 (see Note 9) have been converted to restricted common stock.

         Although the revenue from cellular storage has increased substantially during the latter part of 1998 and has continued to grow subsequent to November 30, 1998, given the Company's proposed operational expenditures for 1999, it is doubtful that the Company will be able to generate sufficient capital from its revenue to satisfy its ongoing capital needs and to continue its operations through the next fiscal year without obtaining additional funding arrangements, unless revenue increases significantly. The Company is confident that it can raise sufficient capital through the issuance of preferred securities and other capital raising measures (see Note 16) but no assurance can be given that such capital can be raised. In the event that the Company is unable to obtain sufficient capital to sustain operations, the Company's Chairman and his wife have committed to provide the necessary funding that will insure the Company's continuing operations for the upcoming year.

                                      F11

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

         The Company recognizes revenue from cellular storage ratably over the contractual storage period and processing fees upon the completion of processing.

         Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured.

         In fiscal 1997, the majority of revenues were generated from the sale of a Revenue Sharing Agreement. In fiscal 1998, all of the revenue was generated from the processing and storage of the U-CordTM specimens.

CONCENTRATION OF CREDIT RISKS

         In fiscal 1998, all of the Company's revenues were derived from the processing and storage of the U-CordTM blood. In fiscal 1997, substantially all of the Company's revenues were derived from the sale of one Revenue Sharing Agreement.

         Financial instruments that potentially subject the Company to concentration of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk.

         CRYO-CELL depends on one company for the manufacture of its CCEL II cellular storage unit and several companies are manufacturing the CCEL III cellular storage unit. However, the Company believes that alternative manufacturing sources are available.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Reclassifications have been made to the prior year's Consolidated Financial Statements to conform to the fiscal 1998 presentation.

CASH AND CASH EQUIVALENTS

         Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

                                      F12

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders' equity (See Note 3). Since the stock owned in Net/Tech International, Inc. is subject to trading restrictions a portion of this investment has been classified as a non current asset based upon the number of shares which may not be sold in 1999.

STOCK SUBSCRIPTION RECEIVABLE

         Stock subscription receivable consists of amounts due from the sales of the Company's restricted common stock. Since the proceeds of the sales were received in December 1998 these amounts are carried as a current asset.

RECEIVABLES

         In fiscal 1998, receivables consist of amounts due from clients that have enrolled in the U-CordTM processing and storage program. These receivables are presented net of an estimated allowance for doubtful accounts for processing and storage fees based on historical experience of amounts that are uncollectible. In fiscal 1997, receivables and advances consisted primarily of amounts advanced to the Company's LifespanSM affiliates. These advances were subsequently applied to lab costs in the Chicago storage facility (see Cost of Sales).

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

         Estimated useful lives are as follows:

               Machinery and Equipment       5 - 10 years
               Furniture and  Fixtures       5 - 7  years

INTANGIBLE ASSETS

         Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight line basis over a lifetime of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

                                      F13

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTS PAYABLE

         Accounts payable consists of trade accounts payable and as of November 30, 1998, $129,818 of the balance consists of professional legal fees which are being disputed, see note 15.

RESEARCH AND DEVELOPMENT COSTS

         Research, development and related engineering costs are expensed as incurred.

COSTS OF SALES

         Costs of sales represents the associated expenses resulting from the processing, testing and storage of the U-CordTM specimens. In fiscal 1998, approximately $125,000 of the cost of sales represents non-recurring expenses that were incurred due to the arrangement with Reproductive Genetics Institute in Chicago, Illinois to process specimens prior to the opening of the Company's laboratory in Clearwater, Florida. Equipment costs related to Revenue Sharing Agreements are expensed in the period in which the sale is recorded.

LOSS PER COMMON SHARE

         In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the disclosure of basic and diluted earnings per common share for all periods presented. Basic and diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). The Company does not present diluted earnings per share as the effect of potentially dilutive shares from stock is antidilutive. As a result, adoption of SFAS 128 has not affected the basic and diluted losses per common share reported in any period.

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

                                      F14

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCKHOLDERS EQUITY

         The Company made payments for consulting and professional legal services through the issuance of the Company's common stock as shown below:

                                              Number of common shares

      Consulting                    $52,500           50,000 (restricted stock)
      Professional Legal Services   $87,192           31,097

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a complete set of general purpose financial statements; and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a Company's business segments and related disclosures about it's products, services, geographic areas and major customers. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 31, 1997. The Company believes that the adoption of the new standard will not have a material effect on the financial statements.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 EMPLOYERS DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS, which revises employers' disclosures about pension and other post retirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer deemed useful. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoptions of this standard will not have a material effect on the financial results of the Company.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not impact the financial results of the Company.

                                      F15

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 2 -  PROPERTY AND EQUIPMENT

         The major classes of property and equipment are as follows:

                                                  NOVEMBER 30        NOVEMBER 30
CLASSIFICATION                                       1998                1997
--------------                                    ----------         -----------
    Furniture and Equipment                       $  503,744         $  463,882
    Cellular Storage Units                           325,000            325,000
    Leasehold Improvements                           147,009            147,009
    Prototype                                             --                 --
    Equipment not placed in service - net          1,539,645          1,579,917
                                                  ----------          ---------
Total                                              2,515,398          2,515,808

Less
    Accumulated depreciation and amortization        143,405             49,656
                                                  ----------         ----------
    Property and equipment, net                   $2,371,993         $2,466,152
                                                  ==========         ==========

         Certain components of the above equipment have not been depreciated since they have not yet been placed in service at November 30, 1998. However, the Company has accrued the costs of equipment allocable to Revenue Sharing Agreements. The equipment not placed in service includes the cellular storage devices and related processing equipment and construction in progress relating to construction and development of the third generation cellular storage unit.

NOTE 3 -  MARKETABLE SECURITIES

NET/TECH INTERNATIONAL

         As of November 30, 1997, the Company owned approximately 28% of the outstanding shares of Net/Tech International, Inc. In November 1998 the Company's ownership percentage in Net/Tech International Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. The Company had accounted for its investment in NTTI in 1997 and previous years using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, as described above, to account for the investment. Since NTTI stock is thinly traded and subject to considerable price fluctuation, were the Company to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk. As discussed in Note 1, this investment is subject to certain trading restrictions that limit the number of shares which can be sold during a 90 day period.

         The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. Therefore the proceeds from the sale and realized gains on the sale of the stock during the year were both $515,574. Additionally, an unrealized gain has been recorded as a component of stockholders' equity in the amount of $685,393 to reflect the fair market value of the investment as of November 30, 1998.

                                      F16

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 3 -  MARKETABLE SECURITIES (CONTINUED

The following is a summary of Net/Tech assets, liabilities and results of operations as of November 30, 1998 and 1997:

                                          NOVEMBER 30    NOVEMBER 30
                                             1998           1997
                                          -----------    -----------
            Cash                          $  160,334     $  832,502
            Inventory                           --           41,479
            Net Fixed Assets                  46,574         98,670
            Total Assets                     292,247      1,036,637
            Total Current Liabilities        148,642        228,902
            Total Other Liabilities .          1,600        126,759
            Total Stockholders Equity        142,004        805,976
            Net Loss for the Period .     $2,071,877     $1,226,144


OTHER SECURITIES

         In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Partnership. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of November 30, 1998 and 1997 was $34,000 and $225,000 respectively and the unrealized holding loss on this security was $366,000 and $175,000 as of November 30, 1998 and 1997 respectively.

NOTE 4 -  ACCRUED EXPENSES

                                             NOVEMBER 30  NOVEMBER 30
                                                1998         1997
                                             -----------  -----------
             Accrued interest                 $  1,337     $  1,319
             Consultants and patent costs       25,000        5,000
             Legal and accounting                4,111        4,803
             Payroll and payroll taxes           2,357       19,720
             Cellular storage unit             166,945         --
             General expenses                   92,038       73,352
                                              --------     --------

                                              $291,788     $104,194
                                              ========     ========

NOTE 5 - PATENTS

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

                                      F17

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 6 - RELATED PARTY TRANSACTIONS

         In October 1998, the wife of the Chairman of the Board loaned the Company $44,173. The note was repaid, 20% in cash and the remainder was converted and repaid with 60,000 shares of the Company's holdings of Net/Tech International, Inc. common stock.

         In August and September 1998, the Company borrowed $100,000 from the wife of the Chairman of the Board. The note was repaid in November, 1998.

         In August 1998, the wife of the Chairman of the Board loaned the Company $80,051. The note was converted and repaid with the issuance of 70,000 shares of the Company's restricted common stock.

         On November 7, 1997, the Company issued 17,500 shares of restricted stock to existing shareholders in consideration for the assistance with the pledging of collateral for the Company's line of credit. This award represented a grant of 5% of the shares that were pledged. The value of the shares issued of $56,875 was capitalized as a loan acquisition cost was amortized over the life of the loan period August 1, 1997 to July 31, 1998.

         During 1998 and 1997 the Company sold 326,000 and 154,218 shares of Net/Tech common stock recognizing a gain of $515,574 and $443,153 respectively.

NOTE 7 - LEASES

         The Company leases a building for its headquarters. The lease term is for seven years, expires September 30, 2004 and includes provisions for escalating annual rentals and common area fees. Rent charged to operations was $120,316 in 1998.

         The Company leases an apartment under an annual renewable operating lease for $700 per month which expires October 31, 1999.

         In 1997 the Company leased a liquid nitrogen storage tank which expires on November 30, 2002. The lease payments are $695 per month.

         Minimum required future rental payment under these operating leases as of November 30, 1998, are:

                      1999            $142,760
                      2000             139,684
                      2001             145,471
                      2002             151,515
                      2003             149,534
                                       -------
                                      $728,964

         The Company is obligated under capital leases, that expire at various dates during the next four years.

                                      F18

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 7 - LEASES (CONTINUED)

         The following is a summary of assets under capital leases as of November 30, 1998 and 1997:

                                             1998        1997
     Leasehold improvements                $12,909     $12,909
     Laboratory equipment                   19,176         -0-
                                           -------     -------
     Total                                  32,085      12,909
     Less :Accumulated depreciation          2,803         461
                                           -------     -------
     Assets under capital leases (net)     $29,282     $12,448
                                           =======     =======

         Assets under capital leases are depreciated over a seven to ten year life. Depreciation expense totaled $2,803 and $461 for the years ended November 30, 1998 and 1997.

         The future minimum lease payments under capital leases are computed as follows:

                         1999                 $5,186
                         2000                  5,358
                         2001                  5,960
                         2002                  4,229

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         In February 1997, the Company signed an agreement with Sachem (Viscount Securities) for revenue sharing in two units (See Note 12). Per the agreement, Sachem is entitled to 13,200 half-spaces on an on-going basis of storage revenue based upon their $400,000 non-refundable deposit.

         In June 1998, the Company entered into an agreement, with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-CordTM stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000 which is classified as a deposit on the balance sheet. The Company is currently working with local practices and hospitals to implement this project.

         As part of the September 1998 agreement between Steve Ferens and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by Ferens and his team of sub-contractors. The contract is for a five year period and provides for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and 50,000 shares to be issued at various times during the contract period. The agreement calls for the balance of 100,000 shares to be issued upon the achievement of certain performance goals during the third year of the agreement. The Company issued 10,000 shares to Ferens as of November 30, 1998 and 40,000 shares have been issued thereafter. These issuances resulted in compensation expense of $42,500 during 1998, $34,000 of which is an accrued expense as of November 30, 1998. The remaining shares will be issued as outlined above and recorded as an expense in the period of issuance.

         In January 1999, subsequent to the balance sheet date, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze tutorial tape and a full page advertisement in the Lamaze Parent Magazine at a cost of $200,000.

                                      F19

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Additional contingencies are explained in Note 12, Agreements and Note 15, Legal Proceedings.

NOTE 9 - CONVERTIBLE NOTES

         In November 30, 1998, the Company borrowed $530,000 on eleven convertible promissory notes. The notes had a term of six months at which time the principal plus interest, at 8% per year is due. The promissory notes contained a conversion provision to the Company's restricted common stock at $2.00 per share. In February 1999, subsequent to the balance sheet date, the loan agreements were converted to 302,000 shares of the Company's common stock at a price of $1.75 per share. The loan holders agreed to forego any accrued interest and any registration rights. All shares are subject to Rule 144.

         In October 1998, the Company entered into a convertible note agreement borrowing $10,000 from an investor. The note has a term of one year at which time the principal plus interest, at 20% per year, will be due. The noteholder has the option to be paid in full for interest plus principal or to convert to the Company's common stock at $2.00 per share. All shares are subject to Rule 144.

NOTE 10-INCOME TAXES

         The Company has no provisions for current or deferred taxes for the years ended November 30, 1998 and 1997.

         Under the asset and liability method of SFAS No. 109 Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

         As of November 1998 and 1997 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

Deferred tax assets:                                       NOVEMBER 30, 1998    NOVEMBER 30, 1997
--------------------                                       -----------------    -----------------
      Net operating loss carryforwards                         $1,524,652          $  851,830
      Tax over book basis in unconsolidated affiliate             502,384             301,890
      Valuation reserves                                          187,468             196,856

       Depreciation and other                                      11,761               5,444
                                                               ----------          ----------
Total deferred assets                                          $2,226,265          $1,356,020
Less:  Valuation allowance                                      2,226,265           1,356,020
                                                               ----------          ----------

Deferred taxes, net of valuation allowance                     $        0          $        0
                                                               ==========          ==========

         The Company has unused net operating losses available for carryforward to offset future federal taxable income of $85,643 which expires by the year 2006, $294,557 which expires by the year 2008, $536,253 which expires by the year 2009, $295,551 which expires by the year 2010, $1,008,833 which expires by the year ended 2011, and $1,791,406 which expires by the year 2012. The total of the foregoing net operating loss carryforwards is $4,012,243. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an "ownership change". Such an "ownership change" as described in Section 382 of the Internal Revenue code may limit the Company's utilization of its net operating loss carryforwards.

                                      F20

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 10-INCOME TAXES (CONTINUED)

         A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate (34%) to pretax income follows:

YEARS ENDED NOVEMBER 30                 1998           1997
-----------------------              ----------     ----------

Tax expense at statutory rate        $(767,241)     $(549,627)
State taxes                            (90,264)       (64,662)
Increase in valuation allowance        870,245        642,666
Miscellaneous timing differences       (12,740)       (28,377)
Total Income Taxes                   $       0      $       0
                                     =========      =========

NOTE 11 - OPTIONS

         In 1991 the Company adopted an Employee Incentive Stock Option Plan, and has reserved 500,000 shares of the Company's common stock for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant. The options immediately terminate on the employee's termination or in the case of permanent and total disability the options are exercisable for a period of 30 days after termination. In addition the Company has set aside a reserve of 2,000,000 shares for the purpose of Non-Employee Stock Options. These options generally have a term of three to five years from the date of the grant.

         Stock option activity was as follows for the two years ended November 30, 1998:

                                                              NUMBER        WEIGHTED AVERAGE
                                                            OF SHARES        EXERCISE PRICE
                                                            ---------       ----------------
Outstanding and Exercisable at November 30, 1996             505,000           $   5.41

Granted                                                      698,500               5.49
Exercised                                                     (5,000)              2.50
Terminated                                                  (165,500)              9.49
                                                            --------

Outstanding and Exercisable at November 30, 1997           1,033,000               4.76

Granted                                                      577,000               2.58
Exercised                                                     (2,000)              2.50
Terminated                                                   (79,000)              3.77
                                                           ---------

Outstanding and Exercisable at November 30, 1998           1,529,000           $   4.04
                                                           =========

                                      F21

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 11 - OPTIONS (CONTINUED)

         Significant option groups outstanding at November 30, 1998 and related price and life information follows:

                                                            WEIGHTED AVERAGE
      RANGE OF EXERCISE                   WEIGHTED AVERAGE     REMAINING
            Price           OUTSTANDING    EXERCISE PRICE   CONTRACTUAL LIFE
-------------------------   -----------   ----------------  ----------------
$1.00 to $2.00                248,000           $1.14              .8
$2.01 to $3.00                460,000           $2.94             1.7
$3.01 or $5.99                246,000           4.41               .7
$6.00                         575,000           6.00              2.4

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under FASB No.123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $2,443,108 and $.34 for the year ended November 30, 1998, and the net loss and net loss per share for the year ended November 30, 1997 would have been $1,854,868 and $.26 respectively . The weighted average fair value at the date of grant for options granted during the years ended November 30, 1998 and 1997 was $.33 and $2.00 per option, respectively. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In additions, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's stock issued upon exercise of the options is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction. Other variables used to determine the fair value of the options for fiscal 1998 and 1997 were as follows: a) weighted average risk-free interest rate of 5.0% and 6.3% respectively, b) weighted average expected life of 2.2 and
3.5 years respectively, c) weighted average expected volatility of 79% and 87% respectively, and d) no dividend yield for either year.

         Weighted average grant date fair values are shown below for options granted in 1998 and 1997.

                                         WEIGHTED AVERAGE     WEIGHTED AVERAGE
                                         FAIR VALUE/SHARE   EXERCISE PRICE/SHARE
                                         ----------------   --------------------
1998
----
Stock Price = Exercise Price                    $0                   $0
Stock Price /more than/ Exercise Price       $1.47                $2.25
Stock Price /less than/ Exercise Price       $0.36                $2.90

1997
----
Stock Price = Exercise Price                  $3.22                $4.88
Stock Price /more than/ Exercise Price        $1.98                $2.00
Stock Price /less than/ Exercise Price        $1.60                $4.20

         The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

                                       F22

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 12 - AGREEMENTS

ARIZONA

         On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing Partners were modified. The investors entered into Revenue Sharing Partnership Agreements for the state of Florida. The Company will credit the investors $450,000 (previously paid) toward the purchase of the partnership. The balance of $550,000 will be paid through their entitlements. Per the revised agreement the partners were issued 100,000 options of the Company's common stock at an exercise price of $2.50 per share with a five year term. The Revenue Sharing Partnership applies to storage originating from clients in the state of Florida. The Revenue Sharing Partnership covers a total of 33,000 spaces and cancels the investors previous obligation to provide the Company with $675,000 plus accrued interest.

ILLINOIS

         In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in CRYO-CELL's portion of net storage revenue generated by the specimens stored in the Illinois Masonic Medical Center. Since the company will no longer be storing new specimens in Chicago, the agreements were modified in 1998 to entitle the investors to a 50% share of the company's portion of net revenues relating to specimens originating in Illinois and contiguous states and stored in Clearwater up to 33,000 spaces. The revenue generated by this Single Unit Revenue Sharing Agreement was $1,000,000.

BIO-STOR

         On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement enters Bio-Stor into a Revenue Sharing Partnership Agreement for the state of New York. The Company will credit Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of the New York partnership. Bio-Stor will receive 90% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

TENET HEALTHCARE CORPORATION

         On November 30, 1996, the Company signed agreements with OrNda HealthCorp. In addition to the LifespanSM agreement, two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid CRYO-CELL $666,666. OrNda was acquired by Tenet Healthcare Corporation which agreed to be bound by the terms of the LifespanSM and Single Unit Revenue Sharing Agreements. Due to the commencement of processing and storage at the Company's Clearwater facility and the Company's change of LifespanSM strategy, negotiations are currently underway in which the Company is offering to store all Tenet originated specimens in Florida while paying Tenet a partnership entitlement.

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

                                      F23

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 12 - AGREEMENTS (CONTINUED)

SAGGI CAPITAL

         In November 1998, the Company entered into an investor relations agreement with Saggi Capital Corporation. Saggi Capital has agreed to provide various business consulting and investor relations services for the Company. Per the agreement the Company registered 200,000 options to purchase the Company's common stock at an exercise price of $1.00 per share. These options have been exercised and common stock has been issued to Saggi subsequent to the balance sheet date. The Company did not recognize an expense on the issuance of these options since the Company's common stock was trading below the exercise price on the date of grant.

WOMEN & INFANTS HOSPITAL OF RHODE ISLAND

         In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island ("hospital") for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. The hospital will be offering its stem cell banking services to parents of approximately 9,000 babies who are born each year at this facility. Under the terms of the agreement the hospital will provide the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. The storage revenues will be divided 75% to the Company and 25% to the hospital, while the hospital is entitled to 100% of the processing revenue. Additionally, if processing revenue is insufficient to cover the fixed costs of the cord blood bank, CRYO-CELL will be responsible to pay the shortfall. In order to cover the possible shortfall the hospital required $50,000 to be placed in escrow. The $50,000 is recognized as a deposit on the balance sheet.

OTHER AGREEMENTS

         On November 5, 1998 an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a Revenue Sharing Partnership in the state of New Jersey. The new agreement has transferred the $100,000 investment into the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 spaces.

NOTE 13 - 401 (K) PLAN

         In January 1997, the Company adopted a 401(K) retirement plan which allows eligible employees to allocate up to 15% of their salary to such plan. The company does not make any matching contributions to this plan.

                                      F24

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 14 - LINE OF CREDIT

                  In August 1997, the Company entered into a one year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Bank will lend the Company up to $1,000,000. As part of the agreement, the Bank received a $10,000 commitment fee and collateral of 250,000 shares of Net/Tech International, Inc. common stock owned by the Company and a pledge of 350,000 shares of the Company stock owned by a group of the Company's shareholders. At November 30, 1998 direct borrowings under this agreement were $550,000. Terms of the loan require interest to be paid monthly at the Bank's prime lending rate plus 1%. The agreement contains several covenants relating to working capital and net worth with which the Company is not in compliance as of November 30, 1998 thus allowing the Bank to ask for current repayment. The agreement expired on August 21, 1998and in December 1998, the loan the was paid in full.

NOTE 15 - LEGAL PROCEEDINGS

         On July 20, 1998, the jury found in favor of the Company against the University of Arizona. The award was $1,050,000 for the breach of contract and an additional $120,000 was awarded to the Company for the University of Arizona's misappropriation of trade secrets. Three post-trial motions by the University of Arizona to reduce the award or set aside the verdict were rejected by the court. The University is now appealing the judgment. The University has expressed a willingness to enter settlement talks as to the appeal but no such talks have commenced. The appellate briefs have yet to be filed.

         On February 10, 1999 the Company, the Company's Executive Vice President, the Company's legal counsel and the Company's CEO and Chairman were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, plaintiff has filed a "Statement of Damages" which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

         The Company believes there is no merit to the suit. The Company believes that none of the claimed $129,822 in fees is due and owing under any contract with the plaintiff. Furthermore, the Company believes that the plaintiff is not entitled to any punitive damages under Section 3294(a) of the California Civil Code, which does not authorize punitive damages in an action for breach of an obligation "arising from contract."

         On October 31, 1997, the Company filed a complaint in the United States District Court for the Northern District of New York against Stainless Design Corporation (SDC) seeking to recover two cellular storage units that have been completed by SDC, additional equipment stored by SDC and a $250,000 deposit remaining from $900,000 the Company paid in 1993 for the production of six cellular storage machines.

         During the third quarter of 1998, an out of court settlement was reached. Under the terms of this settlement, SDC released the equipment owned by CRYO-CELL and returned the 25,000 shares of stock it had previously received. Also under the terms of the settlement amounts previously due to SDC and the equipment deposit held for CRYO-CELL were canceled.

                                      F25

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

NOTE 16 - SUBSEQUENT EVENTS

                  In February 1999, the Company entered into an exclusive agreement with Dublind Securities, Inc. (DSI) and Dublind Partners, Inc. (DP) concerning the placement of securities in a minimum amount of $3,500,000 up to $7,000,000. The agreement engages DSI until July 1, 1999 however; if a minimum of $3,500,000 is closed by the end of the engagement period the Company agrees to extend the agreement for a period of 24 months.

                  DSI is currently circulating an offering memorandum to qualified institutional investors, the terms and conditions of the offering are as follows:

           /bullet/ The Company will issue up to 500,000 shares of callable preferred stock to raise up to $7,000,000. Preferred stock matures on April 1, 2006 and has detachable warrants.

           /bullet/ Quarterly dividends will be paid in arrears in cash or kind, at the option of the Company, until April 1, 2001 and thereafter in cash only, at the rate of 7.5% per year.

           /bullet/ Preferred shares will be callable at any time at the issue price plus accrued dividends on thirty (30) days notice at the option of the Company.

           /bullet/ The Preferred shares will have detachable warrants for the purchase of $7,000,000 of the Company's common stock at the rate of common shares to warrants based upon the twenty day (20) average closing price of the Company's common shares prior to the close of this transaction.

           /bullet/ The warrants will be callable at any time at the option of the Company, should the closing price of the Company's common stock be higher than $7.50 per share for twenty
                      (20) consecutive trading days. The price of the warrants will be set at the date of closing.

                  In addition to reimbursing DSI for its related expenses, the Company has agreed to pay DSI as follows in return for DSI's financial advisory services:

          /bullet/ The Company will pay six percent (6%) of the gross amount received for the purchase of equity securities.

          /bullet/ If at least $3,500,000 is raised, the Company has agreed to issue Dublind Investments LLC additional warrants with an expiration date of five (5) years from the date of the closing of the financing. to purchase up to 6.5% of the common stock of the Company

          /bullet/ Dublind will be entitled to a seat on the Company's Board of Directors.

                                      F26

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               1ST           2ND            3RD            4TH
          1998                QUARTER       QUARTER        QUARTER        QUARTER
Net Income (Loss)          ($ 507,443)   ($  518,279)   $    196,991    ($1,421,887)
                           ==========    ===========    ============    ===========

Income (Loss) per share    $    (0.07)   $     (0.07)   $       0.03    $     (0.19)
                           ==========    ===========    ============    ===========

Shares used in
     computation            7,199,834      7,242,086       7,272,590      7,388,444
                           ==========    ===========    ============    ===========

                               1ST            2ND            3RD           4TH
          1997                QUARTER       QUARTER        QUARTER        QUARTER

Net (Loss)                 ($  84,022)   ($  318,043)   ($   365,611)   ($  875,383)
                           ==========    ===========    ============     ===========

(Loss) per share          $    (0.01)   $     (0.04)   $       (0.05)    $    (0.12)
                          ==========    ===========    =============     ==========

Shares used in
     computation           7,151,984      7,156,866        7,164,511      7,184,603
                          ==========    ===========    =============     ==========

                                      F27

                                    PART III

         Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 1999.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
             3.1    Certificate of Incorporation (1)
            3.11    Amendment to Certificate of Incorporation
             3.2    By-Laws (1)
            3.21    Board Minutes to Amendment of By-Laws
           10.11    Agreement with InstaCool of North America, Inc. (2)
           10.12    Agreement with the University of Arizona (2)
           10.13    Agreement with Illinois Masonic Medical Center (4)
           10.14    Agreement with Bio-Stor (4)
           10.15    Agreement with Gamida-MedEquip (4)
           10.16    Agreement with ORNDA HealthCorp (Tenet HealthSystem
                    Hospitals, Inc.) (4)
           10.17    Convertible Note from Net/Tech International, Inc.
                    Dated November 30, 1995 (3)
           10.18    Amended Agreement with Bio-Stor (5)
           10.19    Agreement with Dublind Partners, Inc.
           10.20    Agreement with Medical Marketing Network, Inc.
              21    List of Subsidiaries (3)
              27    Financial Data Schedule
         -------------------

      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).

      (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

      (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

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

     CRYO-CELL INTERNATIONAL, INC.

                                       By: /s/ DANIEL D. RICHARD
                                           --------------------------
                                           Daniel D. Richard, Chief
                                           Executive Officer

Dated:  March 16, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

NAME                                    TITLE
----                                    -----

/s/ DANIEL D. RICHARD                   Chief Executive Officer and
---------------------------             Chairman of the Board
Daniel D. Richard                       (Principal Executive Officer)


/s/ GERALD F. MAASS                     Vice President and General
---------------------------             Manager, Director
Gerald F. Maass

/s/ JILL M. TAYMANS                     Chief Financial Officer
--------------------------
Jill M. Taymans

/s/ED MODZELEWSKI                       Director
--------------------------
Ed Modzelewski

/s/FREDERICK C.S. WILHELM               Director
--------------------------
Frederick C.S. Wilhelm

                                 EXHIBIT INDEX

EXHIBIT
   NO.    DESCRIPTION
-------   -----------

 10.19    Amendment Agreement with Dublind Partners, Inc.

 10.20    Agreement with Medical Marketing Network, Inc.

 27       Financial Data Schedule