Form 10QSB
period 1999-02-28
CRYO CELL INTERNATIONAL INC
filed 1999-04-14
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X / Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
      For the quarterly period ended February 28, 1999

/   / Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
      For the transition period from ______ to _______

Commission File Number 0-23386

                          CRYO-CELL INTERNATIONAL, INC.
       (Exact name of Small Business Issuer as Specified in its Charter)

      DELAWARE                                      22-3023093
(State or other Jurisdiction                    (I.R.S. Employer
 of Incorporation or                             Identification No.)
 Organization)

         3165 MCMULLEN BOOTH ROAD, BUILDING 5, CLEARWATER, FLORIDA 33761
               (Address of Principal Executive Offices) (Zip Code)

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

            Yes   / X /                   No    /   /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 1999, 8,507,598 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes / /  No /X/

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                                               PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets                               3

      Consolidated Statements of Operations                     5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                   12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                      17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       19

SIGNATURES                                                     20

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                      February 28, November 30,
                                                         1999         1998
                                                       ----------  ----------
CURRENT ASSETS
   Cash and cash equivalents                           $  289,489  $  499,696
   Stock subscription receivable                             --       150,000
   Accounts receivable and advances (net of allowance
      for doubtful accounts of $13,380)                   103,475      47,642
   Marketable securities                                  305,316     198,114
   Refundable income taxes                                  8,078       8,078
   Prepaid expenses and other current assets              192,466      79,690
                                                       ----------  ----------
                 Total current assets                     898,824     983,220
                                                       ----------  ----------
PROPERTY AND EQUIPMENT

   Property and equipment, net                          2,346,935   2,371,993
                                                       ----------  ----------
OTHER ASSETS

   Intangible assets (net of amortization of               67,819      69,462
     $43,913 and $42,269, respectively)
   Marketable securities                                  551,808     521,279
   Deposits with vendors and others                       109,223     133,175
                                                       ----------  ----------
                 Total other assets                       728,850     723,916
                                                       ----------  ----------
            TOTAL ASSETS                               $3,974,609  $4,079,129
                                                       ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                February 28,   November 30,
                                                                   1999           1998
                                                                ------------   ------------
CURRENT LIABILITIES
   Accounts payable                                             $    357,195   $    293,159
   Accrued expenses and withholdings                                 109,971        291,788
   Short term borrowings                                              15,000        565,000
   Convertible notes payable                                          10,000        540,000
   Current portion of obligations under capital leases                 5,494          4,805
                                                                ------------   ------------
            Total current liabilities                                497,660      1,694,752
                                                                ------------   ------------
OTHER LIABILITIES
    Unearned revenue                                                  93,573         75,236
    Deposits                                                          25,000         25,000
    Obligations under capital leases-net of current portion           14,372         15,928
                                                                ------------   ------------
            Total other liabilities                                  132,945        116,164
                                                                ------------   ------------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                  --             --
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized; 8,507,598 at February 28, 1999 and 7,654,598
      at November 30, 1998 issued and outstanding)                    85,085         76,546
   Additional paid-in capital                                     10,014,460      8,651,428
   Net realized gain (loss) on marketable securities                 457,124        319,393
   Accumulated deficit                                            (7,212,665)    (6,779,154)
                                                                ------------   ------------
            Total stockholders' equity                             3,344,004      2,268,213
                                                                ------------   ------------
            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $  3,974,609   $  4,079,129
                                                                ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                             -------------------------
                                                             February 28,  February 28,
                                                                 1999        1998
                                                             (unaudited)   (unaudited)
                                                             -----------   -----------
REVENUE                                                      $   219,466   $    36,175
                                                             -----------   -----------
COSTS AND EXPENSES:
   Cost of sales                                                 100,825        17,113
   Marketing, general & administrative expenses                  498,232       393,639
   Research, development and related engineering                  23,316        49,054
   Depreciation and amortization                                  28,580        40,000
                                                             -----------   -----------
                        Total Cost and Expenses                  650,953       499,806
                                                             -----------   -----------
OPERATING PROFIT (LOSS)                                         (431,487)     (463,631)
                                                             -----------   -----------
OTHER INCOME AND (EXPENSE):
   Interest income                                                  --           6,699
   Interest (Expense)                                             (2,024)      (11,037)
   Gain on sale of unconsolidated affiliate's stock                 --          68,620
                                                             -----------   -----------
                        Total Other Income                        (2,024)       64,282
                                                             -----------   -----------
INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE AND
   PROVISION FOR INCOME TAXES                                   (433,511)     (399,349)

Provision for income taxes                                          --            --
Equity in net loss of unconsolidated affiliate                      --         108,094
                                                             -----------   -----------
NET INCOME (LOSS)                                            ($  433,511)  ($  507,443)
                                                             ===========   ===========
NET INCOME (LOSS) PER SHARE                                  ($     0.06)  ($     0.07)
                                                             ===========   ===========
Number of Shares Used In Computation                           7,855,687     7,199,834
                                                             ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Three Months Ended
                                                                             -------------------------
                                                                             February 28,  February 28,
                                                                                1999          1998
                                                                             (unaudited)   (unaudited)
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $  (433,511)  $  (507,443)
       Adjustments to reconcile net loss
       to cash used for operating activities:
       Depreciation and amortization                                              28,580        40,000
       Equity in loss of unconsolidated affiliate                                   --         108,094
       Payment of consulting and professional services with stock                 61,250
       Changes in assets and liabilities:
           Accounts receivable                                                   (55,833)      (24,593)
           Prepaid expenses and other current assets                            (112,776)       31,555
           Accounts payable                                                       64,036         5,202
           Unearned revenue and deposits                                          18,337        26,088
           Accrued expenses                                                     (181,817)      (26,463)
           Refundable income taxes                                                  --           3,230
           Deposits and other                                                     23,952      (115,000)
                                                                              -----------   -----------
NET CASH USED FOR OPERATING ACTIVITIES                                          (587,782)     (459,330)
                                                                             -----------   -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
          Purchases of property and equipment-net                                 (1,878)      (66,867)
                                                                             -----------   -----------
NET CASH USED FOR INVESTING ACTIVITIES                                       $    (1,878)  $   (66,867)
                                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Sale of stock options                                                      --          62,500
         Repayment of debt 1                                                  (1,080,000)
         Issuance of common stock 1                                            1,460,320       137,500
         Principal payments under capital leases                                    (867)         (262)
                                                                             -----------   -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES:                              379,453       199,738
                                                                             -----------   -----------
      Increase (decrease) in cash and cash equivalents                          (210,207)     (326,459)

Cash and cash equivalents:
         Beginning of year                                                       499,696       814,156
                                                                             -----------   -----------
         End of period                                                       $   289,489   $   487,697
                                                                             ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months Ended
                                                    -------------------------
                                                  February 28,      February 28,
                                                      1999              1998
                                                  (unaudited)       (unaudited)
                                                    -------           -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
        Interest                                    $ 2,024           $11,037
                                                    -------           -------
        Income taxes                                $  --             $  --
                                                    -------           -------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1 In 1998 the Company received a convertible loan in the amount of $530,000. The loan was repaid in 1999 with the issuance of 302,857 shares of the Company's restricted common stock.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (UNAUDITED)

NOTE 1 -    FINANCIAL STATEMENTS

      The Consolidated Financial Statements including the Consolidated Balance Sheet as of February 28, 1999, Consolidated Statements of Operations for the three months ended February 28, 1999 and Consolidated Statement of Cash Flows for the three months ended February 28, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1999 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 Annual Report on Form 10-KSB.

NOTE 2 -    MARKETABLE SECURITIES

NET/TECH INTERNATIONAL

      In November 1998 the Company's ownership percentage in Net/Tech International Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. The Company had accounted for its investment in NTTI in previous years using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, to account for the investment. Under this guidance all of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and reported at fair value, with unrealized gains and losses recorded as a component of stockholders' equity. Since NTTI stock is thinly traded and subject to considerable price fluctuation, were the Company to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk. Since the stock owned in Net/Tech International, Inc. is subject to trading restrictions a portion of this investment has been classified as a non current asset based upon the number of shares which may not be sold in 1999.

      The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. Therefore the proceeds from the sale and realized gains on the sale of the stock during fiscal year 1998 were both $515,574. Additionally, an unrealized gain has been recorded as a component of stockholders' equity in the amount of $732,124 and $685,393 to reflect the fair market value of the investment as of February 28, 1999 and November 30, 1998, respectively.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (UNAUDITED)

NOTE 2 -    MARKETABLE SECURITIES (CONT'D)

OTHER SECURITIES

      In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of February 28, 1999 and 1998 was $125,000 and $200,000 respectively and the unrealized holding loss on this security was $175,000 and $200,000 as of February 28, 1999 and 1998 respectively.

NOTE 3        LINE OF CREDIT

      In August 1997, the Company entered into a one year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Bank will lend the Company up to $1,000,000. As part of the agreement, the Bank received a $10,000 commitment fee and collateral of 250,000 shares of Net/Tech International, Inc. common stock owned by the Company and a pledge of 350,000 shares of the Company stock owned by a group of the Company's shareholders. Terms of the loan required interest to be paid monthly at the Bank's prime lending rate plus 1%. The agreement expired on August 21, 1998 and in December 1998, the loan was paid in full.

NOTE 4 -    COMMITMENTS AND CONTINGENCIES

      In June 1998, the Company entered into an agreement, with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-Cord/TM/ stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000 which is classified as a deposit on the balance sheet. The Company is currently working with local practices and hospitals to implement this project.

      As part of the September 1998 agreement between Steve Ferens and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by Ferens and his team of sub-contractors. The contract is for a five year period and provides for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and 50,000 shares to be issued at various times during the contract period. The agreement calls for the balance of 100,000 shares to be issued upon the achievement of certain performance goals during the third year of the agreement. The Company issued 60,000 shares as of February 28, 1999. The Company issued 10,000 shares to Ferens as of November 30, 1998 and an additional 50,000 shares have been issued as of February 28, 1999. These issuances resulted in compensation expense of $42,500 during 1998, $34,000 of which is an accrued expense as of November 30, 1998 and compensation expense of $23,750 as of February 28, 1999. The remaining shares will be issued as outlined above and recorded as an expense in the period of issuance.

      In January 1999, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze tutorial tape and full page advertisements in the Lamaze Parent Magazine at a cost of $200,000. As of February 28, 1999, the Company paid $40,000 of this agreement and is recognizing this as a prepaid expense on the balance sheet.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (UNAUDITED)

NOTE 5 -    LEGAL PROCEEDINGS

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

NOTE 6      CONVERTIBLE NOTES

      In November 30, 1998, the Company borrowed $530,000 on eleven convertible promissory notes. The notes had a term of six months at which time the principal plus interest, at 8% per year is due. The promissory notes contained a conversion provision to the Company's restricted common stock at $2.00 per share. In February 1999, the loan agreements were converted to 302,000 shares of the Company's common stock at a price of $1.75 per share. The loan holders agreed to forego any accrued interest and any registration rights. All shares are subject to Rule 144.

      In October 1998, the Company entered into a convertible note agreement borrowing $10,000 from an investor. The note has a term of one year at which time the principal plus interest, at 20% per year, will be due. The noteholder has the option to be paid in full for interest plus principal or to convert to the Company's common stock at $2.00 per share. All shares are subject to Rule 144.

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (UNAUDITED)

NOTE 7          STOCKHOLDERS EQUITY

      In December 1998, the Company received $580,320 from the sale of 310,000 shares of its common stock at $1.87 per share. The proceeds from this transaction were used to eliminate the line of credit (see Note 3). In January and February 1999, the Company received $200,000 from the exercise of options to purchase 200,000 shares of its common stock at $1.00 per share.

NOTE 8          AGREEMENTS

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

                          CRYO-CELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (UNAUDITED)

NOTE 8          AGREEMENTS (CONT'D))

DUBLIND PARTNERS, INC.

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

      DSI is currently circulating an offering memorandum to qualified institutional investors, the terms and conditions of the offering are as follows:

o The Company will issue up to 500,000 shares of callable preferred stock to raise up to $7,000,000. Preferred stock matures on April 1, 2006 and has detachable warrants.

o Quarterly dividends will be paid in arrears in cash or kind, at the option of the Company, until April 1, 2001 and thereafter in cash only, at the rate of 7.5% per year.

o Preferred shares will be callable at any time at the issue price plus accrued dividends on thirty (30) days notice at the option of the Company.

o The Preferred shares will have detachable warrants for the purchase of $7,000,000 of the Company's common stock at the rate of common shares to warrants based upon the twenty day (20) average closing price of the Company's common shares prior to the close of this transaction.

o The warrants will be callable at any time at the option of the Company, should the closing price of the Company's common stock be higher than $7.50 per share for twenty (20) consecutive trading days. The price of the warrants will be set at the date of closing.

      In addition to reimbursing DSI for its related expenses, the Company has agreed to pay DSI as follows in return for DSI's financial advisory services:

o The Company will pay six percent (6%) of the gross amount received for the purchase of equity securities.

o If at least $3,500,000 is raised, the Company has agreed to issue Dublind Investments LLC additional warrants with an expiration date of five (5) years from the date of the closing of the financing. to purchase up to 6.5% of the common stock of the Company

o     Dublind will be entitled to a seat on the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      CRYO-CELL International, Inc., is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cellular storage and the design and development of cellular storage devices. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. The Company's primary focus is to utilize its cellular storage experience and technology for the cryopreservation of umbilical cord blood (U-Cord/TM/) stem cells in its own processing and cryopreservation facility at its Clearwater, Florida headquarters. During 1998 the Company consolidated its new specimen processing and storage activities to its own state of the art facility in its Clearwater, Florida headquarters.

      In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants' Hospital currently has annual births in excess of 9,000 babies and will be offering its stem cell banking services to these parents. The laboratory is expected to open at Women & Infants' in the second quarter of 1999.

      During 1999, all U-cord/TM/ blood processing and preservation will be done at the Company's facility with the exception of those specimens processed at Women & Infants' Hospital in Providence, Rhode Island. It is anticipated that this shift in focus will limit the number of new Lifespan/SM/ Center implementations in the future.

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

GENERAL

      CRYO-CELL has renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape. The agreement calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which will be distributed by over 12,000 instructors, discusses the importance of cord blood storage and refers viewers to the full page ad the company has placed in the Lamaze Parents Magazine, which will be distributed to 2.4 million expectant mothers. In addition, the Company has also placed an ad in "Lamaze para Padres", Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 1999.

      In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC is responsible for the production of a one-half hour infomercial relating to CRYO-CELL's U-Cord/TM/ stem cell processing and storage activities. The Company has been advised by the producer that the infomercial is expected to be completed and shown on television to approximately 50 million people in the spring of 1999.

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

MANAGEMENT
            At present there are 14 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the three months ended February 28, 1999 were $219,459 as compared to $36,175 in 1998. The increase reflects the significant growth in the processing and storage revenue associated with the Company's U-CordTM stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, the launch of the Medical Marketing Network and the increased traffic on its updated website www.CRYO-CELL.com.

COST OF SALES. Cost of sales for the three months ended February 28, 1999 were $100,825 as compared to $17,113 in 1998. For the period ended February 28, 1999, $10,328 of the total cost of sales represented the assignment of a proportionate share of the cost of equipment associated with the Revenue Sharing Agreements to cost of sales. The remaining cost of sales for the three months ended February 28, 1999 represents the associated expenses resulting from the processing and testing of the U-Cord/TM/ specimens in the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the three months ended February 28, 1999 were $498,232 as compared to $393,639 in 1998. The increase reflects the expense of market development, client services associated with the Company's cellular storage program, continued product development, and the establishment of an expanded management team to handle the continuing growth. In addition, the Company incurred printing and promotional expenses associated with the marketing campaign with Lamaze Publishing Company and the Medical Marketing Network program.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the three months ended February 28, 1999, were $23,316 as compared to $49,054 in 1998. The expenses incurred reflect the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's third generation cellular storage systems.

LIQUIDITY AND CAPITAL RESOURCES

      At February 28, 1999, the Company had cash and cash equivalents of $289,489 as compared to $487,697 at February 28, 1998. The decrease in cash and cash equivalents was a result of the funding of operations.

      To date, the Company's sources of cash have been from the issuance of its own equities, the sale of Revenue Sharing Agreements, the borrowing on a line of credit, the borrowing on a convertible loan and the sale of subsidiary stock.

      The Company anticipates that cash reserves, cash flows from operations and the anticipated sale of its preferred stock will be sufficient to funds its growth. Cash flows from operations will depend primarily on increasing revenues resulting from an extensive umbilical cord blood cellular storage marketing campaign. The Company's direct sales of its U-CordTM cellular storage program have begun to increase significantly due to the awareness being created through its activities with Lamaze Publishing, Medical Marketing Network, the Company's website and other forms of marketing exposure.

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

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. The court granted a summary judgment dismissal in favor of CBR. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case. The Company is planning on suing Horwitz & Beam for malpractice. Horwitz & Beam deny any wrong doing in this matter.

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

      The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, the plaintiff has filed a "Statement of Damages" which asserts $1,000,000 in "general damages" and $3,500,000 in "punitive damages".

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

             10.15   Agreement with Gamida-MedEquip (4)

             10.16 Agreement with ORNDA HealthCorp (Tenet HealthSystem Hospitals, Inc.) (4)

             10.17 Convertible Note from Net/Tech International, Inc. Dated November 30, 1995 (3)

             10.18   Amended Agreement with Bio-Stor (5)

             10.19   Agreement with Dublind Partners, Inc. (6)

             10.20   Agreement with Medical Marketing Network, Inc. (6)

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

      (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

      (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

      (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

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


                                   CRYO-CELL INTERNATIONAL, INC.

                                   /S/DANIEL D. RICHARD
                                   ---------------------------
                                      Daniel D. Richard
                                      Chief Executive Officer
   Date:   April 14, 1999
                                       20