Form 10QSB
period 1999-05-31
CRYO CELL INTERNATIONAL INC
filed 1999-07-15
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended May 31, 1999
         / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the transition period from _______________ to________________

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

         3165 MCMULLEN BOOTH ROAD, BUILDING B, CLEARWATER, FLORIDA 33761
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Issuer's phone number, including area code: (727) 723-0333

        -----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/                     No  / /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 1999, 8,642,955 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes / /  No  /X/

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    5

         Condensed Consolidated Statements of Cash Flows                    6

         Notes to Condensed Consolidated Financial Statements               8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                               12


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   19

SIGNATURES                                                                 20

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                May 31,      November 30,
                                                                 1999            1998
                                                              -----------     ------------
CURRENT ASSETS

   Cash and cash equivalents ............................      $  123,072      $  499,696
   Stock subscription receivable ........................            --           150,000
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $13,380 ) ....................          71,655          47,642
   Receivable - litigation (See Note 9) .................         341,000            --
   Marketable securities ................................         239,741         198,114
   Refundable income taxes ..............................           8,078           8,078
   Prepaid expenses and other current assets ............         221,157          79,690
                                                               ----------      ----------

                   Total current assets .................      $1,004,703         983,220
                                                               ----------      ----------

PROPERTY AND EQUIPMENT

   Property and equipment, net ..........................       2,336,259       2,371,993
                                                               ----------      ----------

OTHER ASSETS

   Intangible assets (net of amortization of ............          66,926          69,462
     $45,556 and $42,269, respectively)
   Marketable securities ................................         514,192         521,279
   Deposits with vendors and others .....................         103,445         133,175
                                                               ----------      ----------

                   Total other assets ...................         684,563         723,916
                                                               ----------      ----------

              TOTAL ASSETS ..............................      $4,025,525      $4,079,129
                                                               ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       3

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   May 31,          November 30,
                                                                    1999               1998
                                                                 ------------      -------------
CURRENT LIABILITIES
   Accounts payable .......................................      $    375,196       $    293,159
   Accrued expenses and withholdings ......................           136,055            291,788
   Short term borrowings ..................................            15,000            565,000
   Convertible notes payable ..............................            10,000            540,000
   Current portion of obligations under capital leases ....             5,187              4,805
                                                                 ------------       ------------

              Total current liabilities ...................           541,438          1,694,752
                                                                 ------------       ------------

OTHER LIABILITIES
    Unearned revenue ......................................           111,515             75,236
    Deposits ..............................................            25,000             25,000
    Obligations under capital leases-net of current portion            23,710             15,928
                                                                 ------------       ------------

              Total other liabilities .....................           160,225            116,164
                                                                 ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized; ....              --                 --
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized; 8,642,955 at May 31, 1999 and 7,654,598
      at November 30, 1998 issued and outstanding) ........            85,775             76,546
   Additional paid-in capital .............................        10,154,742          8,651,428
   Net unrealized gain on marketable securities ...........           353,933            319,393
   Accumulated deficit ....................................        (7,270,588)        (6,779,154)
                                                                 ------------       ------------

              Total stockholders' equity ..................         3,323,862          2,268,213
                                                                 ------------       ------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY .....................      $  4,025,525       $  4,079,129
                                                                 ============       ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            -------------------------     --------------------------
                                                             MAY 31,         MAY 31,       MAY 31,         MAY 31,
                                                              1999            1998          1999            1998
                                                            -----------   -----------     -----------    -----------
REVENUE                                                     $   311,749    $    52,300    $   531,216    $    88,475
                                                            -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Cost of sales                                                130,613         14,454        231,438         24,482
   Marketing, general & administrative expenses                 531,768        519,237      1,159,822        919,959
   Research, development and related engineering                 19,190         60,762         42,505        109,816
   Depreciation and amortization                                 28,580         40,000         57,161         80,000
                                                            -----------    -----------    -----------    -----------

                           Total Cost and Expenses              710,151        634,452      1,490,926      1,134,258
                                                            -----------    -----------    -----------    -----------

OPERATING PROFIT LOSS                                          (398,402)      (582,152)      (959,710)    (1,045,783)
                                                            -----------    -----------    -----------    -----------

OTHER INCOME AND (EXPENSE):
   Interest income                                                 --            3,409           --           10,108
   Interest expense                                                (521)       (13,716)        (2,546)       (24,754)
   Settlement on litigation (See Note 9)                        470,822           --          470,822           --
   Gain on sale of unconsolidated affiliate's stock                --          186,479           --          255,098
                                                            -----------    -----------    -----------    -----------

                           Total Other Income                   470,301        176,172        468,276        240,453
                                                            -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE AND
   PROVISION FOR INCOME TAXES                                   (57,923)      (405,980)      (491,434)      (805,330)

Provision for income taxes                                         --             --             --             --
Equity in net loss of unconsolidated affiliate                     --          112,298           --          220,392
                                                            -----------    -----------    -----------    -----------
NET LOSS                                                       ($57,923)     ($518,278)     ($491,434)   ($1,025,722)
                                                            ===========    ===========    ===========    ===========

NET LOSS PER SHARE                                               ($0.01)        ($0.07)        ($0.06)        ($0.14)
                                                            ===========    ===========    ===========    ===========

Number of Shares Used In Computation                          8,549,460      7,242,086      8,207,458      7,221,192
                                                            ===========    ===========    ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these statements


                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          SIX MONTHS ENDED
                                                                      --------------------------
                                                                         MAY 31,       MAY 31,
                                                                          1999          1998
                                                                      (UNAUDITED)    (UNAUDITED)
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                     $  (491,434)   $(1,025,722)
         Adjustments to reconcile net loss
         to cash used for operating activities:
         Depreciation and amortization                                     57,161         80,000
         Equity in loss of unconsolidated affiliate                          --          220,392
         Payment of consulting and professional services with stock       117,334
         Changes in assets and liabilities:
            Accounts receivable                                           (24,013)       (46,407)
            Receivable litigation                                        (470,822)          --
            Prepaid expenses and other current assets                    (141,467)        29,374
            Accounts payable                                              211,859        (12,351)
            Unearned revenue and deposits                                  36,279         43,665
            Accrued expenses                                             (155,733)        32,202
            Refundable income taxes                                          --            3,230
            Deposits and other                                             29,730       (147,284)
                                                                      -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES                                   (831,106)      (822,901)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
            Purchases of property and equipment-net                        (8,390)      (112,589)
                                                                      -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES                                $    (8,390)   $  (112,589)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of stock options                                              --           67,500
          Repayment of debt                                              (550,000)          --
          Sale of common stock                                          1,015,208        137,500
          Borrowing on line of credit                                        --           50,000
          Principal payments under capital leases                          (2,336)          (533)
                                                                      -----------    -----------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES:               462,872        254,467
                                                                      -----------    -----------
                    Decrease in cash and cash equivalents                (376,624)      (681,023)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             SIX MONTHS ENDED
                                                            MAY 31,     MAY 31,
                                                             1999        1998
                                                         (UNAUDITED) (UNAUDITED)
                                                         -----------  ---------
Cash and cash equivalents:
           Beginning of year                                499,696     814,156
                                                           --------    --------
           End of period                                   $123,072    $133,133
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
          Interest                                         $    521    $ 24,754
                                                           --------    --------
          Income taxes                                     $   --      $   --
                                                           --------    --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


1 The Company borrowed $530,000 on convertible promissory notes. The loans were converted to 302,000 of the Company's common stock at a price of $1.75 per share.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of May 31, 1999, Consolidated Statements of Operations for the six months ended May 31, 1999 and Consolidated Statement of Cash Flows for the six months ended May 31, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1999 and for all periods presented have been made.

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

NOTE 2 - MARKETABLE SECURITIES

NET/TECH INTERNATIONAL

         In November 1998 the Company's ownership percentage in Net/Tech International Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. The Company had accounted for its investment in NTTI in previous years using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, to account for the investment. Under this guidance all of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and reported at fair value, with unrealized gains and losses recorded as a component of stockholder's equity. Since NTTI stock is thinly traded and subject to considerable price fluctuation, were the Company to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk. Since the stock owned in Net/Tech International, Inc. is subject to trading restrictions a portion of this investment has been classified as a non-current asset based upon the number of shares which may not be sold in 1999.

         The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $685,933 to reflect the fair market value of the investment as of May 31, 1999.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (UNAUDITED)

NOTE 2 - MARKETABLE SECURITIES (CONT'D)

OTHER SECURITIES

         In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of May 31, 1999 and 1998 was $68,000 and $200,000 respectively and the unrealized holding loss on this security was $332,000 and $200,000 as of May 31, 1999 and 1998 respectively.

NOTE 3        LINE OF CREDIT

         In August 1997, the Company entered into a one-year line of credit agreement with NationsBank, N.A. ("the Bank") whereby the Company borrowed $550,000 from the Bank. As part of the agreement, the Bank received a $10,000 commitment fee. The agreement expired on August 21, 1998 and in December 1998, the loan was paid in full.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         In June 1998, the Company entered into an agreement, with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-CordTM stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000 which is classified as a deposit on the balance sheet. The Company is currently working with local physicians and hospitals to implement this project.

         As part of the September 1998 agreement between Steve Ferens and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by Ferens and his team of sub-contractors. The contract is for a five year period and provides for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and 50,000 shares to be issued at various times during the contract period. The agreement calls for the balance of 100,000 shares to be issued upon the achievement of certain performance goals during the third year of the agreement. The Company issued 60,000 shares as of May 31, 1999. These issuances resulted in compensation expense of $42,500 during 1998, $34,000 of which is an accrued expense as of November 30, 1998 and compensation expense of $23,750 as of May 31, 1999. The remaining shares will be issued subject as outlined above and recorded as an expense in the period of issuance.

         In January 1999, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze tutorial tape and full page advertisements in the Lamaze Parent Magazine at a cost of $200,000. The extended agreement commences in April 1999. As of May 31, 1999, the Company paid $100,000 of this agreement and is recognizing this as a prepaid expense on the balance sheet. The prepaid expense is being prorated over the term of the contract and expensed accordingly. In July 1999, the Company was informed that Lamaze Publishing Company is to be acquired by iVillage, Inc., a leading online women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions for first rights for renewal each year.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (UNAUDITED)

NOTE 5 - LEGAL PROCEEDINGS

         On July 20, 1998, the Company won a jury verdict in San Francisco Superior Court against the University of Arizona and other defendants. The award was $1,050,000 for the breach of contract and an additional $120,000 was awarded to the Company for the University of Arizona's misappropriation of trade secrets. The court rejected three post-trial motions by the University of Arizona to reduce the award or set aside the verdict. The University is now appealing the judgment. The University has expressed a willingness to enter settlement talks and such talks have commenced. The appellate briefs have yet to be filed.

         On February 10, 1999 the Company, the Company's Executive Vice President, the Company's legal counsel and the Company's CEO and Chairman were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, plaintiff has filed a Statement of Damages, which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

         The Company believes there is no merit to the suit and that none of the claimed $129,822 in fees is due and owing under the contract. The Company believes that Horwitz & Beam brought this action and improperly sought punitive damages for the purpose of interfering with the Company's efforts to raise and maintain additional capital.

         Accordingly, on June 14, 1999, the Company filed: (1) an answer denying all liability; (2) a counterclaim for breach of contract and malpractice, seeking in excess of $1 million in compensatory damages arising from the malpractice; (3) a motion to dismiss the individual defendants for lack of jurisdiction; and (4) a motion to dismiss all punitive damages allegations against the Company, pursuant to Rule 9(b) of the Federal Rules of Civil Procedure and Section 3294(a) of the California Civil Code, which does not authorize punitive damages in an action for breach of an obligation arising from contract. The motion to strike punitive damages has not yet been ruled on by the court.

NOTE 6 - CONVERTIBLE NOTES

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

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY, 1999
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS EQUITY

         In December 1998, the Company received $580,320 from the sale of 310,000 shares of its restricted common stock at $1.87 per share. The proceeds from this transaction were used to eliminate the line of credit (see Note 3). In January and February 1999, the Company received $200,000 from the exercise of options to purchase 200,000 shares of its common stock at $1.00 per share.

         In May 1999, the Company received $84,888 from the sale of 40,000 shares of its restricted common stock at a price of $2.12 per share. In June 1999, the Company received $200,000 from the sale of 100,000 shares of its restricted common stock at a price of $2.00 per share.

NOTE 8 - AGREEMENTS

ARIZONA

         On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing Partners were modified. The modifications were necessary due to the litigation with the University of Arizona and the investors entered into Revenue Sharing Partnership Agreements for the state of Florida. The Company will credit the investors $450,000 (previously paid) toward the purchase of the partnership. The balance of $550,000 will be paid through their entitlements. Per the revised agreement the partners were issued 100,000 options of the Company's common stock at an exercise price of $2.50 per share with a five year term. The Revenue Sharing Partnership applies to storage originating from clients in the state of Florida and covers a total of 33,000 spaces. It cancels the investors previous obligation to provide the Company with $675,000 plus accrued interest.

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

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (UNAUDITED)

NOTE 8 -  AGREEMENTS (CONT'D)

DUBLIND PARTNERS, INC.

         In February 1999, the Company entered into an exclusive agreement with Dublind Securities, Inc. and Dublind Partners, Inc. concerning the placement of securities in a minimum amount of $3,500,000 up to $7,000,000. The agreement engaged DSI until July 1, 1999 and expired if a minimum of $3,500,000 was not raised by that date.

         Dublind Partners, Inc. did not raise the minimum capital required by the agreement by July 1, 1999. The Company did not agree to extend the agreement and believes that it can arrange alternative financing on more favorable terms, with significantly less dilution of the Company's common stock.

NOTE 9 - LITIGATION

         The University of Arizona has made a settlement offer to the Company in the amount of $700,000. The Company has neither accepted nor rejected this offer; settlement discussions have been underway and the Company believes they can be resolved shortly. The Company has deducted $359,000 from the $700,000 offer, which the Company's previous attorneys had claimed was due them, as a lien against the award. The Company disputes their position and has countersued Horwitz & Beam and is seeking $1,000,000 in compensatory damages on an unspecified amount of punitive damages deemed appropriate by the court. The Company has shown $341,000 as a receivable as a minimal amount expected from the settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         CRYO-CELL International, Inc., is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cellular storage and the design and development of cellular storage devices. During the period since its inception, the Company's activities have principally involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. The Company's primary focus is to utilize its cellular storage experience and technology for the cryopreservation of umbilical cord blood (U-CordTM) stem cells in its own processing and cryopreservation facility at its Clearwater, Florida headquarters. During 1998 the Company consolidated its new specimen processing and storage activities to its own state of the art facility in its Clearwater, Florida headquarters.

         In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has annual births in excess of 9,000 and will be offering its stem cell banking services to the parents of these babies. Women & Infants laboratory personnel have completed their training at the Company's state of the art facility in Clearwater, Florida; commencement of processing and storage at Women & Infants laboratory is expected to commence within the next few months.

         During 1999, all U-cord(TM) blood processing and preservation will be done at the Company's facility with the exception of those specimens processed at Women & Infants Hospital in Providence, Rhode Island. It is anticipated that this shift in focus will limit the number of new LifespanSM Center implementations in the future.

         The Company's technology involves patented, multi-faceted cellular storage units and the technology for processing stem cells from umbilical cord blood. The Company believes that its long-term cellular storage unit will provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The unit is controlled by a computer system that robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

         An independent manufacturer utilizing the Company's patented design currently assembles the unit. The Company has been advised by Underwriters Laboratories ("U/L") that it has passed all required inspections and the unit is now U/L listed. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model.

         In February 1999, the Company was informed that the patent on the CCEL III computer controlled robotically operated cellular storage system has been granted. The CCEL III is designed to be multi-functional and to meet International manufacturing requirements. When completely developed the unit will be able to store more than 35,000 specimens in 5ml vials. Moreover, as many as 8 million one inch vials could be preserved in approximately 250 square feet. The prototype is expected to be completed in the third quarter of 1999.

         The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended May 31, 1999 as compared to the same period of the prior year.

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

         In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC was to produce a one-half hour infomercial relating to CRYO-CELL's U-CordTM stem cell processing and storage activities. IBC has since been acquired by 5th Avenue Channel Corp. In May 1999, the Company signed an exclusive joint venture marketing agreement with 5th Avenue Channel Corp. Under the terms of the new agreement, the Company and 5th Avenue Channel will have an equal 50-50 partnership in a new corporation, the Newbirth Network, Inc. This new entity will offer important health information and products to expectant parents through 5th Avenue's television, Internet and mass marketing distributions. Upon calling 5th Avenue Channel's toll-free number, expectant parents can receive a videotape explaining the option they have for storing their newborn's cord blood stem cells. 5th Avenue Channel has committed to producing and distributing a minimum of one million tapes for a small shipping and handling charge.

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

         The Company markets its cellular banking services by targeting expectant parents through direct information to obstetricians, pediatricians, Lamaze instructors, childbirth educators, certified nurse-midwifes and other related healthcare professionals. In addition, the Company exhibits at conferences, trade shows and other media which focus on the expectant parent market. Of significant note is the increasing level of interest being generated by the Company's website, www.CRYO-CELL.com.

         During the quarter, the Company continued its program of marketing its Revenue Sharing Agreements. Under this arrangement the Company shares its storage revenues with investors who receive entitlements on storage spaces.

YEAR  2000

         The Company has analyzed the Year 2000 (Y2K) impact on its business and has determined that this will not have a material impact to the Company's business, products, operations or financial condition. The Company does not use any internally developed application platforms. All business support systems and applications are created on commercially available packages that are either already confirmed to be Y2K compliant, or will be compliant with an upgrade to the latest release. All software upgrades are scheduled for completion during the third quarter of 1999. An Integrated Systems Test will be scheduled once all of the software applications have been upgraded.

         The outside independent contractor responsible for manufacturing the CCEL II Cellular Storage System has certified that, once the operating system and database applications have been upgraded to the most current release, it will be Y2K compliant. The upgrades are scheduled for implementation during the third quarter of 1999.

         The Company has required commitment from its vendors that they will provide the Company uninterrupted service before, during, and after January 1, 2000. All of the mission critical vendors the Company uses are either already Y2K compliant, or will be compliant by the end of the third quarter of 1999.

MANAGEMENT

         At present there are 15 employees on the staff of the Company. Daniel
D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

         In April 1999, Geoffrey J. O'Neill, Ph.D. joined the Company as Laboratory Director. Prior to joining the Company Dr. O'Neill was at Florida Medical Center, Ft. Lauderdale, Florida where he established an autologous program for the collection, isolation and cryopreservation and storage of hematopoietic progenitor cells, primarily for breast cancer patients. Dr. O'Neill was previously Director of the Bone Marrow Laboratory at the University of Miami/Jackson Memorial Hospital, establishing the laboratory within the Department of Pathology. As Assistant Director of the Transfusion Service, he had responsibility for this AABB accredited program, which supported both allogenic and autologous stem cell transplants. Dr O'Neill did his post-doctoral fellowship in Immunobiology at Memorial Sloan-Kettering Cancer Center, NY, under the auspices of Dr. Robert A. Good, a pioneer in bone marrow transplantation. His undergraduate degree is in microbiology; his Ph.D. in immunology. A co-author of over 80 publications, Dr. O'Neill is an expert in the fields of immunohematolgy, blood banking, HLA typing and flow cytometry.

RESULTS OF OPERATIONS

REVENUES. Revenues for the six months ended May 31, 1999 were $531,216 as compared to $88,475 for the same period in 1998. The increase reflects the significant growth in the processing and storage revenue associated with the Company's U-CordTM stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, the launch of the Medical Marketing Network and the increased traffic on its updated website www.CRYO-CELL.com.

COST OF SALES. Cost of sales for the six months ended May 31, 1999 were $231,438 as compared to $24,482 in 1998. For the period ended May 31, 1999, $20,660 of the total cost of sales represents the entitlements associated with the Revenue Sharing Agreements. The remaining cost of sales for the six months ended May 31, 1999 represents the associated expenses resulting from the processing and testing of the U-CordTM specimens in the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the six months ended May 31, 1999 were $1,030,000 as compared to $919,9599 in 1998. The increase reflects the expense of market development, client services associated with the Company's cellular storage program, continued product development, and the establishment of an expanded management team to handle the continuing growth. In addition, the Company incurred printing and promotional expenses associated with the marketing campaign with Lamaze Publishing Company and the Medical Marketing Network program.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the six months ended May 31, 1999, were $42,505 as compared to $109,816 in 1998. The expenses incurred reflect the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's third generation cellular storage systems.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1999, the Company had cash and cash equivalents of $123,072 as compared to $133,133 at May 31, 1998. The decrease in cash and cash equivalents was a result of the funding of operations.

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

FORWARD LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.

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

         The court rejected three post-trial motions by the University of Arizona including a request to reduce the award or set aside the verdict. The University is now appealing the judgment. The University has expressed a willingness to enter into settlement talks and such talks have commenced. The appellate briefs have yet to be filed.

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. The court granted a summary judgment dismissal in favor of CBR. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case and certain aspects of its case against the University of Arizona. There is a dispute concerning the amount of fees owed by the Company to Horwitz & Beam.

         On February 10, 1999, the Company, the Company's Executive Vice President, the Company's legal counsel and the Company's CEO and Chairman were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, plaintiff has filed a Statement of Damages, which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

         The Company believes that the naming of certain officers and the Company attorney individually, (although they were operating in their corporate capacities) is an abuse of the civil process and, moreover, is an attempt to interfere with the Company's ability to raise additional capital.

         The Company believes there is no merit to the suit. The Company believes that none of the claimed $129,822 in fees is due and owing under the contract. The Company believes that Horwitz & Beam brought this action and improperly sought punitive damages for the purpose of interfering with the Company's efforts to raise and maintain additional capital.

         Accordingly, on June 14, 1999, the Company filed: (1) an answer denying all liability; (2) a counterclaim for breach of contract and malpractice, seeking in excess of $1 million in compensatory damages arising from the malpractice; (3) a motion to dismiss the individual defendants for lack of jurisdiction; and (4) a motion to dismiss all punitive damages allegations against the Company, pursuant to Rule 9(b) of the Federal Rules of Civil Procedure and Section 3294(a) of the California Civil Code, which does not authorize punitive damages in an action for breach of an obligation arising from contract. The motion to strike punitive damages has not yet been ruled on by the court.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                     3.1    Certificate of Incorporation (1)
                    3.11    Amendment to Certificate of Incorporation
                     3.2    By-Laws (1)
                    3.21    Board Minutes to Amendment of By-Laws
                   10.11    Agreement with InstaCool of North America, Inc. (2)
                   10.12    Agreement with the University of Arizona (2)
                   10.13    Agreement with Illinois Masonic Medical Center (4)
                   10.14    Agreement with Bio-Stor (4)
                   10.15    Agreement with Gamida-MedEquip (4)
                   10.16    Agreement with ORNDA HealthCorp (Tenet HealthSystem
                              Hospitals, Inc.) (4)
                   10.17    Convertible Note from Net/Tech International, Inc.
                            Dated November 30, 1995 (3)
                   10.18    Amended Agreement with Bio-Stor (5)
                   10.19    Agreement with Dublind Partners, Inc. (6)
                   10.20    Agreement with Medical Marketing Network, Inc. (6)
                      21    List of Subsidiaries (3)
                      27    Financial Data Schedule
         -------------------
              (1) Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-34360).
              (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
              (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
              (4) Incorporated by reference to the Companyis Annual Report on Form 10-K for the year ended November 30, 1996.
              (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.
              (6) Incorporated by reference to the Companyis Annual Report on Form 10-K for the year ended November 30, 1998.
         (b)      Reports on Form 8-K.

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


                                       CRYO-CELL INTERNATIONAL, INC.

                                       /s/ DANIEL D. RICHARD
                                       ----------------------------------------
                                       Daniel D. Richard
                                       Chief Executive Officer

     Date:   July 15, 1999

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
  27                    Financial Data Schedule