Form 10QSB
period 1999-08-31
CRYO CELL INTERNATIONAL INC
filed 1999-10-14
CIK 862692

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.

                 For the quarterly period ended August 31, 1999

         [ ]   Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.

                 For the transition period from_____ to _____

                 Commission File Number 0-23386


                          CRYO-CELL INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

        DELAWARE                                             22-3023093
--------------------------------                        -------------------
(State or other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


         3165 MCMULLEN BOOTH ROAD, BUILDING B, CLEARWATER, FLORIDA 33761
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's phone number, including area code: (727) 723-0333

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]              No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 1999, 8,815,955 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).

                  Yes  [ ]              No [X]

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets ..............    3

         Condensed Consolidated Statements of Operations ....    5

         Condensed Consolidated Statements of Cash Flows ....    6

         Notes to Condensed Consolidated Financial Statements    8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ................   12


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...................................   17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................   19


SIGNATURES ..................................................   20

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           AUGUST 31,   NOVEMBER 30,
                                                             1999          1998
                                                         -------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                                $  133,738   $  499,696
   Stock subscription receivable                                  --        150,000
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $13,380 )                            59,845       47,642
   Receivable - litigation (See Note 9)                        510,178         --
   Marketable securities                                       113,601      198,114
   Refundable income taxes                                        --          8,078
   Prepaid expenses and other current assets                   234,692       79,690
                                                            ----------   ----------

                   Total current assets                      1,052,054      983,220
                                                            ----------   ----------

PROPERTY AND EQUIPMENT
   Property and equipment, net                               2,380,443    2,371,993
                                                            ----------   ----------

OTHER ASSETS
   Intangible assets (net of amortization of                    70,032       69,462
     $47,199 and $42,269, respectively)
   Marketable securities                                       222,984      521,279
   Deposits with vendors and others                             44,445      133,175
                                                            ----------   ----------

                   Total other assets                          337,461      723,916
                                                            ----------   ----------

              TOTAL ASSETS                                  $3,769,958   $4,079,129
                                                            ==========   ==========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                AUGUST 31,     NOVEMBER 30,
                                                                   1999            1998
                                                               ------------   --------------
CURRENT LIABILITIES
   Accounts payable                                            $    324,472    $    293,159
   Accrued expenses and withholdings                                137,505         291,788
   Short term borrowings                                             15,000         565,000
   Convertible notes payable                                         10,000         540,000
   Current portion of obligations under capital leases                4,869           4,805
                                                               ------------    ------------

              Total current liabilities                             491,846       1,694,752
                                                               ------------    ------------

OTHER LIABILITIES
    Unearned revenue                                                133,196          75,236
    Deposits                                                         25,000          25,000
    Obligations under capital leases-net of current portion          22,527          15,928
                                                               ------------    ------------

              Total other liabilities                               180,723         116,164
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized;                 --              --
      0 issued and outstanding)
   Common stock (15,000,000 $.01 par value common shares
      authorized; 8,815,955 at August 31, 1999 and 7,654,598
      at November 30, 1998 issued and outstanding)                   88,060          76,546
   Additional paid-in capital                                    10,686,709       8,651,428
   Net unrealized gain (loss) on marketable securities              (63,415)        319,393
   Accumulated deficit                                           (7,613,965)     (6,779,154)
                                                               ------------    ------------

              Total stockholders' equity                          3,097,389       2,268,213
                                                               ------------    ------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                          $  3,769,958    $  4,079,129
                                                               ============    ============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      --------------------------    --------------------------
                                                       AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                         1999           1998            1999          1998
                                                      -----------    -----------    -----------    -----------
REVENUE                                               $   330,824    $   110,650    $   862,040    $   199,125
                                                      -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
   Cost of sales                                          133,441         22,739        364,879         47,221
   Marketing, general & administrative expenses           951,775        560,157      1,981,775      1,480,115
   Research, development and related engineering           20,206         45,403         62,711        155,219
   Depreciation and amortization                           28,580         33,958         85,741        113,958
                                                      -----------    -----------    -----------    -----------

                 Total Cost and Expenses                1,134,002        662,257      2,495,106      1,796,513
                                                      -----------    -----------    -----------    -----------

OPERATING PROFIT (LOSS)                                  (803,178)      (551,607)    (1,633,066)    (1,597,388)
                                                      -----------    -----------    -----------    -----------
OTHER INCOME AND (EXPENSE):
   Interest income                                          1,176            366          1,176         10,473
   Interest (Expense)                                        (375)       (14,303)        (2,921)       (39,057)
   Award on litigation (See Note 5)                       459,000        580,800        800,000        580,800
   Other income                                              --           75,014           --           75,014
   Gain on sale of unconsolidated affiliate's stock          --          191,756           --          446,855
                                                      -----------    -----------    -----------    -----------

                 Total Other Income                       459,801        833,633        798,255      1,074,085
                                                      -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE AND
   PROVISION FOR INCOME TAXES                            (343,377)       282,026       (834,811)      (523,303)

Provision for income taxes                                   --             --             --             --
Equity in net loss of unconsolidated affiliate               --           85,035           --          305,427
                                                      -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                     ($  343,377)   $   196,991    ($  834,811)   ($  828,730)
                                                      ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE                           ($     0.04)   $      0.03    ($     0.10)   ($     0.11)
                                                      ===========    ===========    ===========    ===========

Number of Shares Used In Computation                    8,728,129      7,272,590      8,379,654      7,238,450
                                                      ===========    ===========    ===========    ===========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           NINE MONTHS ENDED
                                                                     ----------------------------
                                                                      AUGUST 31,      AUGUST 31,
                                                                         1999            1998
                                                                     (UNAUDITED)      (UNAUDITED)
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                     $  (834,811)   $  (828,730)
         Adjustments to reconcile net loss
         to cash used for operating activities:
         Depreciation and amortization                                     85,741        113,958
         Equity in loss of unconsolidated affiliate                          --          305,427
         Gain on sale of investments                                         --         (446,855)
         Payment of consulting and professional services with stock       451,476        142,392
         Changes in assets and liabilities:
             Accounts receivable                                          (12,403)       (33,820)
             Receivable litigation                                       (510,178)      (580,800)
             Prepaid expenses and other current assets                   (155,002)       (21,923)
            Accounts payable                                               31,313         (3,002)
             Unearned revenue and deposits                                 57,909         86,140
            Accrued expenses                                             (154,283)        13,156
            Refundable income taxes                                         8,078          3,230
            Deposits and other                                             88,730       (108,533)
                                                                      -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES                                   (943,430)    (1,359,360)
                                                                      -----------    -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
            Purchases of property and equipment-net                       (84,260)      (109,359)
            Proceeds from sale of investment                                 --          446,855
                                                                      -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES                                $   (84,260)   $   337,496
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          Issuance of common stock                                           --           80,051
          Sale of stock options                                              --           67,500
          Repayment of debt (1)                                          (550,000)          --
           Sale of common stock                                         1,215,208        137,500
           Borrowing on line of credit                                       --           50,000
           Principal payments under capital leases                         (3,776)          (885)
                                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                661,432        334,166
                                                                      -----------    -----------
                    Decrease in cash and cash equivalents                (366,258)      (687,699)

  The accompanying notes to consolidated financial statements are an integral part of these statements

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                       -----------------------
                                                       AUGUST 31,   AUGUST 31,
                                                          1999        1998
                                                       (UNAUDITED) (UNAUDITED)
                                                       ----------- ------------

Cash and cash equivalents:
           Beginning of year                              499,696    814,156
                                                         --------   --------
           End of period                                 $133,438   $126,457
                                                         ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
          Interest                                       $  2,921   $ 39,057
                                                         --------   --------
          Income taxes                                   $   --     $   --
                                                         --------   --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) The Company borrowed $530,000 on convertible promissory notes. The loans were converted to 302,000 shares of the Company's common stock at a price of $1.75 per share.


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

     The Consolidated Financial Statements including the Consolidated
Balance Sheet as of August 31, 1999, Consolidated Statements of Operations for the nine months ended August 31, 1999 and Consolidated Statement of Cash Flows for the nine months ended August 31, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1999 and for all periods presented have been made.

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

NOTE 2 - MARKETABLE SECURITIES

NET/TECH INTERNATIONAL

     In November 1998 the Company's ownership percentage in Net/Tech International Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. The Company had accounted for its investment in NTTI in previous years using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, to account for the investment. Under this guidance all of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and reported at fair value, with unrealized gains and losses recorded as a component of stockholder's equity. Since NTTI stock is thinly traded and subject to considerable price fluctuation, were the Company to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk. Since the stock owned in Net/Tech International, Inc. is subject to trading restrictions a portion of this investment has been classified as a non-current asset based upon the number of shares, which may not be sold in 1999.

     The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $295,965 to reflect the fair market value of the investment as of August 31, 1999.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (UNAUDITED)

NOTE 2 - MARKETABLE SECURITIES (CONT'D)

OTHER SECURITIES

     In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of August 31, 1999 and 1998 was $40,620 and $72,000 respectively and the unrealized holding loss on this security was $359,380 and $328,000 as of August 31, 1999 and 1998 respectively.

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

     As part of the September 1998 agreement between Steve Ferens and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by Ferens and his team of sub-contractors. The contract is for a five year period and provides for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and 50,000 shares to be issued at various times during the contract period. The agreement calls for the balance of 100,000 shares to be issued upon the achievement of certain performance goals during the third year of the agreement. The Company issued 60,000 shares as of August 31, 1999.

     In January 1999, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze tutorial tape and full page advertisements in the Lamaze Parent Magazine at a cost of $200,000. The extended agreement commences in April 1999. As of August 31, 1999, the Company paid $155,235 of this agreement and is recognizing this as a prepaid expense on the balance sheet. The prepaid expense is being prorated over the term of the contract and expensed accordingly. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading online women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions for first rights for renewal each year.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (UNAUDITED)

NOTE 5 - LEGAL PROCEEDINGS

     On July 20, 1998, the Company won a jury verdict in San Francisco Superior Court against the University of Arizona and other defendants. The award was $1,050,000 for the breach of contract and an additional $120,000 was awarded to the Company for the University of Arizona's misappropriation of trade secrets. The court rejected three post-trial motions by the University of Arizona to reduce the award or set aside the verdict. In August 1999, the Company accepted the University's settlement offer of $800,000.

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

     Accordingly, on June 14, 1999, the Company filed: (1) an answer denying all liability; (2) a counterclaim for breach of contract and malpractice, seeking in excess of $1 million in compensatory damages arising from the malpractice; (3) a motion to dismiss the individual defendants for lack of jurisdiction; and (4) a motion to dismiss all punitive damages allegations against the Company. The court has not yet ruled on these motions.

NOTE 6 - CONVERTIBLE NOTES

     In November 30, 1998, the Company borrowed $530,000 on eleven convertible promissory notes. The notes had a term of six months at which time the principal plus interest, at 8% per year was due. The promissory notes contained a conversion provision to the Company's restricted common stock at $2.00 per share. In February 1999, the loan agreements were converted to 302,000 shares of the Company's common stock at a price of $1.75 per share. The loan holders agreed to forego any accrued interest and any registration rights. All shares are subject to Rule 144.

     In October 1998, the Company entered into a convertible note agreement borrowing $10,000 from an investor. The note has a term of one year at which time the principal plus interest, at 20% per year, will be due. The noteholder has the option to be paid in full for interest plus principal or to convert to the Company's common stock at $2.00 per share. In October 1999, the noteholder converted the promissory to 6,000 shares of the Company's restricted common stock. All shares are subject to Rule 144.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY

     In December 1998, the Company received $580,320 from the sale of 310,000 shares of its restricted common stock at $1.87 per share. The proceeds from this transaction were used to repay the line of credit (see Note 3). In January and February 1999, the Company received $200,000 from the exercise of options to purchase 200,000 shares of its common stock at $1.00 per share.

     In May 1999, the Company received $84,888 from the sale of 40,000 shares of its restricted common stock at a price of $2.12 per share. In June 1999, the Company received $200,000 from the sale of 100,000 shares of its restricted common stock at a price of $2.00 per share. In August 1999, the Company received $55,608 from the sale of 25,000 shares of its restricted common stock at a price of $2.22 per share.

NOTE 8 - AGREEMENTS

ARIZONA

     On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing Partners were modified. The modifications were necessary due to the litigation with the University of Arizona and the investors entered into Revenue Sharing Partnership Agreements for the state of Florida. The Company will credit the investors $450,000 (previously paid) toward the purchase of the partnership. The balance of $550,000 will be paid through their entitlements. Per the revised agreement the partners were issued 100,000 options of the Company's common stock at an exercise price of $2.50 per share with a five year term. The Revenue Sharing Partnership applies to storage originating from clients in the state of Florida and covers a total of 33,000 spaces. It cancels the investor's previous obligation to provide the Company with $675,000 plus accrued interest.

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

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (UNAUDITED)

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

NOTE 9 - RECEIVABLE LITIGATION

     The University of Arizona made a settlement offer to the Company in the amount of $700,000 in the second quarter of 1999. On or about September 27, 1999 the Company accepted the University's offer of $800,000 and settled the matter. The Company has deducted $289,822 from the $800,000, and recognizes the balance of $510,178 as a receivable on the balance sheet. The deduction includes a 20% contingency fee ($160,000) to the Company's previous attorneys and $129,822 in contested legal fees that the Company feels are not due and owing under the contract (see Note 5). In September 1999, the Company received $441,000 from the University of Arizona. The remaining balance of $359,000 is being held in escrow, to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company disputes their position and has countersued Horwitz and Beam for malpractice and is seeking $1,000,000 in compensatory damages and an unspecified amount of punitive damages deemed appropriate by the court.

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

     In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has annual births in excess of 9,000 and will be offering its stem cell banking services to the parents of these newborns. Women & Infants laboratory personnel have completed their training at the Company's state of the art facility in Clearwater, Florida; commencement of processing and storage at Women & Infants laboratory is expected to commence within the next few months.

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

     In July 1999, the Company was informed that the patent on the CCEL III computer controlled robotically operated cellular storage system has been granted. The CCEL III is designed to be multi-functional and to meet international manufacturing requirements. When completely developed the unit will be able to store more than 35,000 specimens in 5ml vials. Moreover, as many as 8 million one inch vials could be preserved in approximately 250 square feet. The Company's attorneys are filing for patents in 17 European countries, including the United Kingdom, Germany, France, Italy, Ireland, the Benelux countries, plus Canada, Japan and others. The prototype is expected to be complete in the first quarter of 2000.

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended August 31, 1999 as compared to the same period of the prior year.

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

     In July 1999, the Company entered into a 20-year exclusive agreement with the Cancer Group Institute, LLC, the nation's premier cancer information service. The Cancer Group's Web site, www.cancergroup.com, is accessed by approximately 25,000 oncologists, radiologists and cancer patients daily. The multi-faceted agreement will initially focus on bringing expectant mothers who have a family history of cancer vital information about preserving their newborn's umbilical cord blood stem cells. Oncologists working with patients who are pregnant will be linked to the CRYO-CELL Web site to become more aware of the affordable alternative to having cord blood "thrown away" as waste material at birth. The Company will also be working with the Cancer Group to heighten the awareness of insurance companies, oncologists and cancer patients nationwide as to the importance of cord blood preservation for the family.

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

     In September 1999, the Company was granted a Blood Bank license to operate in the state of New Jersey. The Company is now authorized to operate in all 50 states.

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

YEAR 2000

     The Company has analyzed the Year 2000 (Y2K) impact on its business and has determined that this will not have a material impact to the Company's business, products, operations or financial condition. The Company does not use any internally developed application platforms. All business support systems and applications are created on commercially available packages that are either already confirmed to be Y2K compliant, or will be compliant with an upgrade to the latest release. All software upgrades are scheduled for completion during the fourth quarter of 1999. An Integrated Systems Test will be scheduled once all of the software applications have been upgraded.

     The outside independent contractor responsible for manufacturing the CCEL II Cellular Storage System has certified that, once the operating system and database applications have been upgraded to the most current release, it will be Y2K compliant. The upgrades have commenced and are scheduled for completion during the fourth quarter of 1999.

     The Company has required commitment from its vendors that they will provide the Company uninterrupted service before, during, and after January 1, 2000. All of the mission critical vendors the Company uses are either already Y2K compliant, or will be compliant by the end of the fourth quarter of 1999.

MANAGEMENT

     At present there are 15 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

     In February 1998, Gerald F. Maass joined the Company as Executive Vice President and General Manager. Mr. Maass resigned from a 10-year tenure with Johnson & Johnson (Critikon) where he served as International Director of Marketing. Mr. Maass' international contacts will be invaluable in the development of strategic alliances for the Company's proprietary technology in foreign markets. Along with extensive marketing experience, Mr. Maass also brings to CRYO-CELL experience in the medical technology field. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the nine months ended August 31, 1999 were $862,040 as compared to $199,125 for the same period in 1998 which represents a 333% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-CordTM stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, the launch of the Medical Marketing Network and the increased traffic on its updated Web site www.CRYO-CELL.com.

COST OF SALES. Cost of sales for the nine months ended August 31, 1999 were $364,879 as compared to $47,221 in 1998. For the period ended August 31, 1999, $38,265 of the total cost of sales represents the entitlements associated with the Revenue Sharing Agreements. The remaining cost of sales for the nine months ended August 31, 1999 represents the associated expenses resulting from the processing and testing of the U-CordTM specimens in the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the nine months ended August 31, 1999 were $1,981,775 as compared to $1,480,115 in 1998. The increase reflects the expense of market development, client services associated with the Company's cellular storage program, continued product development, and the establishment of an expanded management team to handle the continuing growth. In addition, the Company incurred non-recurring legal expenses associated with the settlement with the University of Arizona and the malpractice litigation with the Company's previous attorneys, Horwitz and Beam. The legal expenses account for 16% of the total marketing, general and administrative expenses for the nine months ended August 31, 1999 and were paid for with registered shares of the Company's common stock.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the nine months ended August 31, 1999, were $62,711 as compared to $155,219 in 1998. The expenses incurred reflect the continued development of the Company's second generation cellular storage unit, as well as, the research and development of the Company's third generation cellular storage systems.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1999, the Company had cash and cash equivalents of $133,538 as compared to $126,457 at August 31, 1998. In September 1999, subsequent to the balance sheet date, the Company received $441,000 as part of the settlement agreement with the University of Arizona. The balance of the settlement ($359,000) has been placed in escrow to satisfy a legal lien (see Note 9). The Company believes that this entire balance will ultimately be realized once the litigation with Horwitz & Beam is resolved.

     To date, the Company's sources of cash have been from the issuance of its own equities, the sale of Revenue Sharing Agreements, the borrowing on a line of credit, the borrowing on a convertible loan and the sale of subsidiary stock.

     The Company anticipates that cash reserves, cash flows from operations and the anticipated sale of its preferred stock will be sufficient to fund its growth. Cash flows from operations will depend primarily on increasing revenues resulting from an extensive umbilical cord blood cellular storage marketing campaign. The Company's direct sales of its U-Cord(TM) cellular storage program have begun to increase significantly due to the awareness being created through its activities with Lamaze Publishing, the Company's Web site and other forms of marketing exposure.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

I. In December, 1992, CRYO-CELL entered into an exclusive agreement with the University of Arizona to develop and enhance a commercial (paid for) cord blood stem cell bank. CRYO-CELL provided the means for the University to obtain approximately 1400 paying clients. Prior to the termination of the exclusive agreement, which CRYO-CELL alleges was unwarranted, the University breached its contract with CRYO-CELL and entered into an Agreement with Cord Blood Registry, Inc. (CBR).

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

         On July 20, 1998, as a result of the evidence, the jury awarded $1,050,000 against Defendant University of Arizona. In addition, an award of $120,000 was granted against the University of Arizona and David Harris, individually, for misappropriation of trade secrets. The jury voted unanimously against the University and in favor of CRYO-CELL as to the counter claims. The court rejected three post-trial motions by the University of Arizona including a request to reduce the award or set aside the verdict. The University of Arizona made a settlement offer to the Company in the amount of $700,000 in the second quarter of 1999.

         On or about September 27, 1999 the Company accepted the University's offer of $800,000 and settled the matter. On September 30, 1999, the Company received $441,000 from the University of Arizona. The remaining balance of $359,000 is being held in escrow, to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company disputes their position and has countersued Horwitz and Beam for malpractice and is seeking $1,000,000 in compensatory damages and an unspecified amount of punitive damages deemed appropriate by the court.

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

         On March 8, 1999, the Company, the Company's Executive Vice President, the Company's legal counsel and the Company's CEO and Chairman were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, plaintiff has filed a Statement of Damages, which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

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

         Accordingly, on June 14, 1999, the Company filed: (1) an answer denying all liability; (2) a counterclaim for breach of contract and malpractice, seeking in excess of $1 million in compensatory damages arising from the malpractice; (3) a motion to dismiss the individual defendants for lack of jurisdiction; and (4) a motion to dismiss all punitive damages allegations against the Company. The court had not ruled on these motions.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
             3.1    Certificate of Incorporation (1)
            3.11    Amendment to Certificate of Incorporation (1)
             3.2    By-Laws (1)
            3.21    Board Minutes to Amendment of By-Laws
           10.11    Agreement with InstaCool of North America, Inc. (2)
           10.12    Agreement with the University of Arizona (2)
           10.13    Agreement with Illinois Masonic Medical Center (4)
           10.14    Agreement with Bio-Stor (4)
           10.15    Agreement with Gamida-MedEquip (4)
           10.16    Agreement with ORNDA HealthCorp
                    (Tenet HealthSystem Hospitals, Inc.)(4)
           10.17    Convertible Note from Net/Tech International, Inc.
                    Dated November 30, 1995 (3)
           10.18    Amended Agreement with Bio-Stor (5)
           10.19    Agreement with Dublind Partners, Inc. (6)
           10.20    Agreement with Medical Marketing Network, Inc. (6)
              21    List of Subsidiaries (3)
              27    Financial Data Schedule
 -------------------
              (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
              (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
              (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
              (4) Incorporated by reference to the Companyis Annual Report on Form 10-K for the year ended November 30, 1996.
              (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.
              (6) Incorporated by reference to the Companyis Annual Report on Form 10-K for the year ended November 30, 1998.

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

                                         CRYO-CELL INTERNATIONAL, INC.

                                         /s/DANIEL D. RICHARD
                                         --------------------
                                         Daniel D. Richard
                                         Chief Executive Officer

Date: October 14, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
   27          Financial Date Schedule (for SEC use only)