Form 10KSB
period 1999-11-30
CRYO CELL INTERNATIONAL INC
filed 2000-02-28
CIK 862692

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                   For the fiscal year ended NOVEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                        Commission File Number 000-23386

                         CRYO-CELL INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

          DELAWARE                                         22-3023093
--------------------------------                       -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

             3165 MCMULLEN BOOTH ROAD, BLDG. B, CLEARWATER, FL 33761
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (727) 723-0333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
      NONE

Securities registered pursuant to Section 12(g) of the Act:

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

Issuer's Revenues for its most recent fiscal year:  $1,700,985.

As of February 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $52,451,065. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was 6 11/16.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of February 28, 2000: 9,336,094.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORWARD LOOKING STATEMENTS

     In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     CRYO-CELL International, Inc. is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord(TM)) blood stem cells for autologous/sibling use. Having recently celebrated its 10 year anniversary, the Company believes that it is the oldest of all of the commercial companies currently specializing in separated umbilical cord blood stem cell storage. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment, and presently, the Company's mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens in one site. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

     It is the Company's mission to make expectant parents aware of the potential medical benefits from preserving stem cells, and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for a number of life-threatening diseases. With continued research in this area of medical technology, other avenues for their potential use and expansion are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of stem cells, and that it can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby's stem cells will remain a perfect match for the baby throughout its life and have a 1-in-4 chance (or better) of being a perfect match for a sibling. There is no assurance, however, that a perfect match could treat certain diseases. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste. Obviously, the Company believes that no U-Cord specimen should be discarded when it could possibly save a life.

     Given the potential benefits of U-Cord stem cell preservation, the number of stored specimens is still very small relative to the population and the approximately four million births per annum in the United States alone. Outside of lack of awareness, a critical reason for this low level of market penetration is the misperception of the high cost of the procedure and storage versus the relatively low incidence of use. However, evolving medical technology could significantly increase the utilization of the U-Cord blood for transplants. A number of competitors in this market have been charging upwards of $1000 -

$1500 for this procedure plus a fee for storage. The cost is usually not covered by insurance. The Company's strategy is to make this procedure affordable and within financial reach of most families. The growth and profitability of the Company will come from increases in specimen volume driven by its marketing approaches, resulting in a base of annual renewal fees.

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

     Stem cells can be found in umbilical cord and placental blood ("cord blood stem cells") which can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. Over 1,500 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their child(ren). These stem cells also have at least a 1 in 4 chance of being compatible for use by a sibling. Moreover, researchers believe they may be utilized by parents in the future with cellular expansion technologies.

     The Company believes that the market for cord blood stem cells is enhanced by the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, newborn's U-Cord cells are stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

CCEL CELLULAR STORAGE SYSTEMS

     During the period since its inception, the Company's research and development activities have principally involved the design and development of its cellular storage systems ("CCEL Cellular Storage System") and in securing patents on the same.

     The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The units are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

     Currently available units from other providers of cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover the use of these units, exposes the remaining stored specimens to ambient temperature whenever specimens are inserted or retrieved. The Company has designed and holds patents on a system which makes use of the latest in computer, robotics, and bar code laser scanning identification technology.

     The unit is currently assembled by an independent manufacturer utilizing the Company's patented design. The Company has been advised by Underwriters Laboratories ("U/L") that its CCEL II has passed all required inspections and this unit is now U/L listed. In order to affix the U/L label to all units that are deployed in the future, they must contain the same parts, operating capabilities and features as in the tested CCEL II model.

     In February 1999, the Company was informed that the patent on the CCEL III computer controlled robotically operated cellular storage system has been granted. The CCEL III is designed to be multi-functional and to meet International manufacturing requirements. When completely developed the unit will be able to store more than 35,000 specimens stored in 5ml vials. Moreover, as many as 8 million 1 inch vials could be preserved in approximately 250 square feet. The prototype is expected to be completed in the second quarter of 2000.

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

     Sperm storage is another potential use of the Company's cellular storage systems. Male cancer patients of child bearing age can store sperm to protect their ability to have children in the event they are rendered impotent due to chemotherapy or radiation treatment. Women could also store gametes (eggs) for future use.

AFFILIATED HOSPITALS

     On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda Agreements. The agreements were renegotiated and the Company will store all Tenet originated specimens at its headquarter's lab in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

     In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has annual births in excess of 9,000 babies and will be offering its stem cell banking services to these parents. The laboratory is expected to open at Women & Infants in the second quarter of 2000.

     During 1998 the Company consolidated its new specimen processing and storage activities to its own state of the art facility in its Clearwater, Florida headquarters. It is anticipated that this shift in focus will reduce the need for affiliations with hospital implementations in the future.

MARKETING CELLULAR STORAGE SERVICES

     To increase awareness of its services, the Company has invested in a variety of marketing programs designed to educate expectant parents and those medical caregivers to whom they turn to for advice.

     The Company markets its preservation services by targeting expectant parents directly and by distributing information to obstetricians, pediatricians, Lamaze instructors, childbirth educators, certified nurse-midwifes and other related healthcare professionals. In addition, the Company exhibits at conferences, trade shows and other media focusing on the expectant parent market. Of significant note is the increasing level of interest being generated by the Company's Web site, www.CRYO-CELL.com.

     The Company has renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape. The agreement has been extended for three (3) years and calls for Lamaze to distribute the videotape to
1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which is distributed by over 10,000 instructors, discusses the importance of cord blood storage and refers viewers to the full page ad that the Company has placed in the Lamaze PARENTS Magazine, which is distributed to 2.4 million expectant mothers. In addition, the Company also places an ad in LAMAZE PARA PADRES, Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 2003.

     In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC was to produce a one-half hour infomercial relating to CRYO-CELL's U-Cord stem cell processing and storage activities. IBC has since been acquired by 5th Avenue Channel Corp. In May 1999, the Company signed an agreement with 5th Avenue Channel Corp. Under the terms of the new agreement, the Company and 5th Avenue Channel Corp. will have an equal 50-50 partnership in a new corporation, the Newbirth Network, Inc. This new entity will offer important health information and products to expectant parents through 5th Avenue's television, Internet and mass marketing distributions. Upon calling 5th Avenue Channel's toll-free number, expectant parents can receive a videotape explaining the option they have for storing their newborn's cord blood stem cells. 5th Avenue Channel has committed to producing and distributing a minimum of one million tapes for a small shipping and handling charge.

     In September 1998, the Company acquired Medical Marketing Network, Inc. to launch its marketing programs with obstetricians and gynecologists (OB/GYNs) across the country. The Company's marketing program has begun to have increased representation within the medical community. The current affiliation with Lamaze and other programs are designed to reach expectant parents. The Medical Marketing Network is comprised of independent contractors calling on physicians to make their OB/GYN patients more aware of umbilical cord blood stem cell medical technology and CRYO-CELL's affordable U-Cord program technology.

     In January 2000, CRYO-CELL entered into a strategic marketing alliance with DNA Dynamics, Inc. DNA Dynamics, a genetic resources company, offers comprehensive DNA identification services for families, especially those with newborns. The alliance will allow the two companies to combine marketing efforts in areas such as Web site linkages, shared advertising, joint displays at trade shows as well as offering both DNA identification and cryogenic cellular storage services to their respective sales channels. Significant marketing synergies exist in reaching both expectant parents and medical professionals, especially OB/GYNs.

REVENUE SHARING AGREEMENTS

     In addition to revenues generated from sales to customers, the Company generates revenues from the sales of Revenue Sharing Agreements. Under these arrangements the Company shares its storage revenues with investors who receive entitlements on storage spaces. These agreements can take considerable time to negotiate and finalize. Moreover, since such agreements can involve large infusions of revenues on intermittent bases, diverse swings in quarterly and annual revenues and earnings may occur.

NEW JERSEY. On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of the Company's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, due in May 2000, is recorded as a receivable. When the $450,000 is received by the Company the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

The following summarizes the agreements in place prior to the current fiscal year:

ARIZONA. On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the investors previously paid $450,000 toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 will be paid through their Revenue Sharing entitlements to their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces and cancels the investor's obligation to provide the Company with $675,000 plus accrued interest under the prior Arizona agreement.

ILLINOIS. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company's portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center. Since the Company will no longer be storing new specimens in Chicago, the agreements were modified in 1998 to entitle the investors to a 50% share of the Company's portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces. The revenue generated by this Single Unit Revenue Sharing Agreement was $1,000,000.

BIO-STOR. On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement enters Bio-Stor into a Revenue Sharing Agreement for the state of New York. The Company will credit Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of New York. Bio-Stor will receive 90% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

TENET HEALTHCARE CORPORATION. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company will store all Tenet originated specimens at its headquarter's lab in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

PATENTS

     The Company has been granted patents with respect to its cellular storage systems. In addition the Company has filed several additional United States and foreign patents. There can be no assurances, however, that the pending patent applications will be issued as patents or, if issued, that the patents will provide the Company with significant protection against competitors.

COMPETITION

     The Company is aware of at least three competing companies in the marketplace. These companies, Viacord, Cord Blood Registry, Inc. and Corcell, charge a considerably higher price for their services than does the Company. The Company believes it will be able to successfully compete due to its pricing structure, since it currently is the most affordable program in the United States and its marketing approach, which includes agreements with Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape among others.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING

     The Company has incurred $91,001 during fiscal 1999, compared to $352,743 during fiscal 1998 on research, development and related engineering expenses. These expenses are attributed to the design, development and approval of the Company's its CCEL III technology.

GOVERNMENT REGULATION

     The CCEL Cellular Storage technology is a class II device and falls under the Food and Drug Administration's (FDA) regulations at 21 C.F.R. ss. 864.9700 ("blood storage refrigerator/freezer"). Devices regulated under 21 C.F.R. ss.
864.9700 have been granted an exemption from the 510(k) notification requirements. To date, the FDA does not regulate banks that collect and store cord blood for private, family use.

     In June 1998, the Company was granted a license to operate in the state of New York. The New York Department of Health approved the Company's application to operate as a comprehensive tissue procurement service, processing and storage facility. This license allows the Company to offer its cord blood stem cell storage services to the residents of New York, which represents a market in excess of 270,000 annual births.

     In September 1999, the Company was granted a Blood Bank license to operate in the state of New Jersey. The Company is now authorized to operate in all 50 states.

     The Company has established a Medical & Scientific Advisory Board comprised of more than 10 researchers, physicians and scientists from various fields such as oncology, stem cell research, hematology, genetic research, assisted reproduction and other specialties. Many of the Company's Advisory Board members are heads of their departments and are committed to cellular storage as part of new services to improve patient care and save lives.

EMPLOYEES

     At February 28, 2000 there are 16 employees on the full-time staff of the Company. The following are the key members of the Company's management group:

Daniel D. Richard, Chairman of the Board, President and Chief Executive Officer. Mr. Richard is the founder of the Company and co-inventor of the Company's technologies. He has served as Chairman of the Board since the Company's inception. In 1986, he was a co-founder and served as an initial officer and director of Marrow-Tech, Inc., a publicly traded company engaged in the field of cellular replication. Prior to that Mr. Richard was President of Daniel Richard Consultants, Inc. During that time frame his organization was responsible for setting up restaurant marketing programs in over forty cities.

Gerald F. Maass, Executive Vice President and General Manager. Mr. Maass joined the Company in March 1998. Mr. Maass joined the Company from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass' ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and holds a degree in Medical Technology. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

Geoffrey J. O'Neill, Ph.D., Laboratory Director. Dr. O'Neill joined the company in April 1999 and has oversight of the Company's processing laboratory and storage facility. He has over 25 years experience in human hematopoetic progenitor cell therapy, including expertise in the processing, cryopreservation and storage of stem cells, flow cytometry analysis, HLA typing and CD34+ cell purification. Dr. O'Neill also has expertise in immunohematology and blood banking. A co-author of many publications, he has an undergraduate degree in microbiology and a Ph.D. in Immunology.

Robert E. Vago, C.Eng. P.Eng., M.I.Mech.E., Vice President, Product Development. Mr. Vago joined the Company in January 1997 and has technical oversight for the CCEL II, the Company's computer controlled and robotically served cryogenic cellular storage device. He is also responsible for the development of CRYO-CELL's next generation mass storage technology, the CCEL III. Mr. Vago is the sole inventor for 15 major U.S. Patent awards, including the recently awarded U.S. Patent for the CCEL III device (which patent has been assigned to the Company). Prior to joining CRYO-CELL, Mr. Vago was Corporate Vice President of R&D for the Arjo Group of North America, a medical device manufacturer.

Jill Taymans, Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed CFO in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over eight years in both the public and private sectors. Prior to joining the company she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

E. Thomas Deutsch, III, Director of Systems Development. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a bachelor of science degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. He is the Company's MIS Director. His responsibilities include developing, implementing and supporting the Company's communications and information systems, developing, implementing and supporting the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

     Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees to be excellent and therefore does not contemplate any labor disputes.

NET/TECH INTERNATIONAL, INC.

     At November 30, 1999 the Company owned 1,557,711 shares of Net/Tech International, Inc. common stock (Net/Tech NASD Bulletin Board symbol...NTTI) which represented 15.9% of the outstanding shares (9,769,501 shares total) of this company. The Company is considering an offering to sell its equity position for a higher price than the carrying value at November 30, 1999.

INVESTOR RELATIONS

In November 1998, the Company signed an agreement with Saggi Capital Corp. to administer the Company's investor relations program. Saggi Capital Corp. represents emerging dynamic companies. The Company's relationship with Saggi Capital Corp. will increase the visibility of the Company in the financial community and future exposure to institutional investors. In January 2000, the Company renewed its contract with Saggi Capital. Per the new agreement Saggi is to provide business consulting and investor relations services for the Company through January 2001.

GENERAL

     In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, the nation's premier cancer information service. The Cancer Group's Web site, www.cancergroup.com is accessed by approximately 25,000 oncologists, radiologists and cancer patients daily. The multi-faceted agreement will initially focus on bringing expectant mothers who have a family history of cancer vital information about preserving their newborn's umbilical cord blood stem cells. Oncologists working with patients who are pregnant will be linked to the Company's Web site to become more aware of the affordable alternative to having cord blood "thrown away" as waste material at birth. The Company will also be working with the Cancer Group to heighten the awareness of insurance companies, oncologists and cancer patients nationwide to the importance of cord blood preservation for the family. In December 1999, the Company obtained an option to purchase The Cancer Group Institute and all of its assets, including its Web site, www.cancergroup.com. In addition, the Company has received the authority from the Cancer Group Institute to negotiate Web site advertising contracts on its behalf.

     In October 1999, the Company entered into an exclusive agreement with Boston Healthcare Associates, Inc. Under the terms of the agreement, Boston Healthcare will represent the Company's U-Cord program within the insurance industry by exploring partnership and reimbursement strategies with major and/or market dominant insurers. Insurance reimbursement for U-Cord processing and storage is currently the exception--broader insurance coverage would greatly expand the Company's customer base.

     In November 1999, the Company signed a Letter of Intent with an investor to expand its U-Cord technology into the European marketplace for a fee of $1,400,000. The Company received a non-refundable deposit of $100,000, with the remaining $1,300,000 to be paid within one year of the signing of a formal marketing agreement. The provisions of the formal agreement provide for the Company to receive a share of all net marketing revenues from its U-Cord processing and storage activities. The Company expects the formal agreement to be finalized during the second quarter of 2000.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company entered into a long-term lease in September 1997 for its corporate headquarters in Clearwater, Florida. The 7,500 square foot facility contains the Company's executive offices, its conference and training center, its state-of-the-art laboratory processing and cryogenic storage facility and its supporting scientific offices.

ITEM 3. LEGAL PROCEEDINGS

I. In December, 1992, CRYO-CELL entered into an exclusive agreement with the University of Arizona to develop and enhance a commercial (paid for) cord blood stem cell bank. Prior to this agreement the University of Arizona had not commenced storing any cord blood specimens. CRYO-CELL provided the means for the University to obtain approximately 1400 paying clients. Prior to the termination of the exclusive agreement, which CRYO-CELL alleges was unwarranted, the University breached its contract with CRYO-CELL and entered into an Agreement with Cord Blood Registry, Inc. (CBR).

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

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. The court granted a summary judgment dismissal in favor of CBR. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case and certain aspects of its case against the University of Arizona. There is a dispute as to whether Horwitz and Beam is entitled to the fees of $129,822 they claim is owed by the Company.

        On March 8, 1999, the Company, the Company's CEO and Chairman, the Company's Executive Vice President, and the Company's legal counsel were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, plaintiff has filed a Statement of Damages, which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

        Accordingly, on June 14, 1999, the Company filed: (1) an answer denying all liability; (2) a counterclaim for breach of contract and malpractice, seeking in excess of $1 million in compensatory damages arising from the malpractice; (3) a motion to dismiss the individual defendants for lack of jurisdiction; and (4) a motion to dismiss all punitive damages allegations against the Company.

                          Recent Event - Judge's Ruling

        On December 17, 1999, Judge Alicemarie H. Stotler of the United States District Court in the Central District of California, issued an Order in which she: (1) granted CRYO-CELL International, Inc.'s ("CRYO-CELL") Motion to Strike Punitive Damages and Dismiss Part of the Complaint; (2) granted Daniel Richard's, Mark Richard's and Gerald F. Maass' (the "Individual Defendants") Motion to Dismiss Complaint for Lack of Personal Jurisdiction; and (3) granted in part and denied in part Horwitz & Beam, Inc.'s ("H&B") Motion for Order Dismissing Counterclaim and/or Strike Portions Thereof. As discussed in more detail below, the net effect of this order was to reframe the Complaint as a fee dispute, as opposed to a multi-million dollar claim for fraud against CRYO-CELL and its corporate officers. By its order, the Court has barred recovery in this action against the Individual Defendants, and has reduced CRYO-CELL's exposure from over $3.5 million dollars to $129,822, plus a possible award of attorneys' fees.

        By granting CRYO-CELL's Motion to Strike Punitive Damages and Dismiss Part of the Complaint, the Court dismissed H&B's Fourth Claim for Relief for intentional misrepresentation, i.e., fraud, against CRYO-CELL and the Individual Defendants. The Court held that the promises purportedly made to H&B concerning the opening of an "escrow," even if not ultimately fulfilled, were not fraudulent. In fact, the Court said that "although the Individual Defendants clearly made representations that an "escrow" would be established, their not having done so, in light of uncertainties of the future course of litigation and their misgivings of plaintiff's performance, suggests nothing more than a negotiation of payment terms."

        The Court granted CRYO-CELL's Motion to Strike Punitive Damages Claims with respect to H&B's Fifth Claim for Relief because such damages are not available in connection with negligence claims. Having dismissed the Fourth Claim for Relief for Fraud, H&B's motion to strike the punitive damages claimed in connection therewith was rendered moot.

        The Court granted the Individual Defendants' Motion to Dismiss for Lack of Personal Jurisdiction, holding that the fiduciary shield doctrine insulates them from the Court's exercise of personal jurisdiction. The fraud-based exception to this doctrine does not apply in that H&B's fraud claim was dismissed.

        In granting H&B's Motion for Order to Strike Portions of CRYO-CELL's Counterclaim, the Court held that the facts pleaded with respect to H&B's concealment of the loss of its claims against Cord Blood Registry could not support a claim for punitive damages. Accordingly, the punitive damages claim was dismissed. If, through discovery, we identify additional facts concerning the concealment and the threats such that we are able to plead with more particularity to satisfy the judge, we can consider seeking leave of court to amend the Counterclaim to reinstate our claim for punitive damages. In addition, the Court held that because the Retainer Agreement between the parties did not contemplate an award of attorneys' fees in the event that CRYO-CELL sues for legal malpractice, CRYO-CELL cannot seek attorneys' fees.

        Finally, the Court denied H&B's motion to strike the purportedly disparaging comments in the Counterclaim concerning H&B's conduct of the underlying litigation because H&B failed to make a showing sufficient to establish that the remarks were scandalous, impertinent or immaterial.

        CRYO-CELL has established an escrow in the amount of $359,000 to cover the disputed legal fees ($129,822) and the 20% recovery of the Judgement against the University of Arizona and David Harris. The Company has requested the release of approximately $70,000 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of CRYO-CELL's settlement of the $1,170,000 original jury award.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     In January of 1997, the Company's stock began trading on the NASDAQ Small Cap market. The Company's common stock traded on the Over-The-Counter market since January 10, 1991, the date of the Company's initial public offering. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company's common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

                                              HIGH                  LOW
                                             ------                -----
1998
----
February 28, 1998                            4 1/16                2 5/8
May 31, 1998                                 4 1/8                 2 9/16
August 31, 1998                              2 5/8                 1 1/8
November 30, 1998                            3                       9/16

1999
----
February 28, 1999                            2 5/8                 2 15/32
May 31, 1999                                 2                     1 7/8
August 31, 1999                              4 23/32               4 7/16
November 30, 1999                            7 1/4                 5 13/16


     The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

     As of February 28, 2000, the Registrant had 418 shareholders of record, and management believes there are approximately 1,200 additional beneficial holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 1999, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

GENERAL

     The Company is engaged in cryogenic cellular storage and the design and development of cellular storage devices used in its cellular storage programs. Since its inception, the Company's activities have involved the design and development of its cellular storage system ("CCEL Cellular Storage System") and in securing patents on the same. While the Company's patented cellular storage system is capable of multi-faceted storage, the Company's primary focus has been the cryopreservation of umbilical cord blood stem cells as its initial entry into the cellular storage market. Historically, the Company has been financed primarily through both the private and public equity markets and is currently the only public company offering the private storage of cord blood.

     The revenue recognized to date has been a combination of sales of its U-Cord program to customers and the sale of Revenue Sharing Agreements to investors. The most recent Revenue Sharing Agreement was recognized during fiscal Fourth Quarter, 1999.

RESULTS OF OPERATIONS

     Fiscal 1999 was a year of significant growth for the Company's U-Cord program. In addition to dramatic growth in sales to customers, the Company was able to conclude the sale of a partial State Revenue Sharing Agreement. The Company also settled its outstanding litigation with the University of Arizona for $800,000.

SALES. For the fiscal year ended November 30, 1999, the Company had revenues of $1,700,985 compared to $331,134 in the prior fiscal year. Fiscal 1999 revenues were comprised of $500,000 for a partial Revenue Sharing Agreement and $1,200,985 in sales to customers. Actual processing and storage revenue from sales to customers increased $869,851 or 263%. This upward sales trend has continued into the first quarter of fiscal 2000.

COST OF SALES. In the fiscal year ended November 30, 1999, cost of sales was $237,741 compared to $218,018 in the prior year. The cost of sales for the Company's U-Cord program was $472,352. This cost was adjusted by $332,851 as a result of a reversal of expenses previously charged against several of the Company's Revenue Sharing Agreements that were re-negotiated during fiscal 1999. Discounting this impact, gross margins increased from 34% in fiscal 1998 to 53% in fiscal 1999 (after adjustment).

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the fiscal year ended November 30, 1999, were $2,321,089 as compared to $1,866,033 in 1998. This increase reflects, in part, the expenses of market development, lab operations support and client services expansion associated with the growth of the Company's cellular storage program. The Company has paid $698,613 in expenses through the issuance of its common stock.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses during the fiscal year ended November 30, 1999, were $91,001 as compared to $352,743 in 1998. The reduction reflects the impact of previous investments and pre-payments toward the conclusion of the Company's third generation cellular storage system.

MATERIAL FOURTH QUARTER ADJUSTMENTS. The results for the fourth quarter ending November 30, 1999, includes the following adjustment: the reversal of expenses previously charged as an assignment of a proportionate share of cellular storage unit cost to the related Revenue Sharing Agreement revenue (cost of sales expense of $332,851).

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1999, the Company had cash and cash equivalents of $1,555,190 as compared to $499,696 in 1998. The increase in cash and cash equivalents was due primarily to the conclusion of a private placement equity financing during November 1999. The gross proceeds from this offering was $1,100,000 through the sale of 250,000 shares of the Company's restricted common stock.

     Through February 28, 2000, the Company's sources of cash have been from sales of its U-Cord program to customers, the issuance of its own equities, the sale of Revenue Sharing Agreements, and the sale of subsidiary stock (prior to 1998). Due to increases in the market price of the Company's stock, it is anticipated that the Company will be able to realize cash from the exercises of its previously issued stock option contracts. At February 28, 2000, the Company is virtually debt-free.

     The Company anticipates that its cash reserves and its cash flows from operations will be sufficient to fund its future growth. Cash flows from operations will depend primarily on increasing revenues resulting from an extensive umbilical cord blood cellular storage marketing campaign. The Company's direct sales of its U-Cord cellular storage program have increased significantly due to the public awareness being created through its activities with Lamaze Publishing, Medical Marketing

Network, the Company's Web site and other forms of marketing exposure.

YEAR 2000

     The Company completed its data processing readiness plan for the Year 2000
(Y2K) and has successfully transitioned into the Year 2000 without adverse impact on its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

MARKET ACCEPTANCE FOR CRYOPRESERVED STEM CELLS. The market for cryopreserved stem cells has gained increasing support from the medical community. While the market is still relatively new, the Company believes it will gain increasing popularity due, in part, to the medical attention given to cryogenic technology. The Company is relying upon significant market growth to meet future revenue projections.

POSSIBLE NEED FOR ADDITIONAL CAPITAL. The Company currently has in excess of $1,500,000 in cash and cash equivalents and has sufficient operating capital for at least 12-18 months. There can be no assurance that sales will continue to increase or even maintain current levels. The Company may need to raise additional capital. There can be no assurance that such capital will be available.

COMPETITIVE ENVIRONMENT. In the Company's opinion, the potential medical benefits for cryopreserved stem cells is likely to attract additional competitors in the market. The Company believes its storage technology and marketing edge will enable it to offer a more affordable service than its competitors can provide. The Company believes it can compete successfully on the basis of volume and its pricing advantage.

UNEVEN PATTERN OF QUARTERLY OPERATING RESULTS. The Company's revenue in general, and in particular its Revenue Sharing Agreement revenues, are difficult to forecast and can vary from quarter to quarter due to various factors, including
(1) the relatively long sales cycles for these Agreements, and (2) the size and timing of individual Agreement transactions. Notwithstanding the revenues from Revenue Sharing Agreements, the Company's sales from its U-CordTM program are increasing dramatically and the Company believes it will rely on these sales from operations to a more significant extent during fiscal year 2000 and beyond. The accrual of the Company's annual storage fees will increasingly add to its base revenues

MANAGEMENT OF GROWTH. The Company anticipates rapid growth and plans to capitalize on this growth opportunity in the cryopreserved stem cells business. The Company's future operating results will depend on management's ability to manage this anticipated growth, continuously hire and retain qualified employees, and properly forecast revenues and control expenses. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of the protections provided under applicable patent, copyright, trademark and trade secret laws. It also relies on confidentiality procedures and licensing arrangements to establish and protect its rights in its products and services. Despite the Company's efforts to protect these rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly there can be no assurances that the Company will be able to protect its proprietary technology and other intellectual property against unauthorized third party copying or use.

INTERNATIONAL SALES. The Company is negotiating to expand into international markets and has ongoing discussions in this regard. Although the Company has not been involved in international marketing through February 28, 2000, the Company believes this market offers attractive potential. The Company intends to use a portion of its recent investment capital and its presence on the Internet to establish a global presence. Such growth in international business will be subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing an organization operating in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and possible longer payment cycles in certain countries.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

CRYO-CELL INTERNATIONAL, INC.

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Report of Independent Auditor                                          18

Consolidated Balance Sheets                                           F 1

Consolidated Statements of Profit and Loss                            F 2

Consolidated Statements of Cash Flows                                 F 3

Consolidated Statements of Shareholders' Equity                       F 4

Consolidated Notes to Financial Statements                            F 5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               [WEINICK SANDERS LEVENTHAL & CO., LLP LETTERHEAD]




                          REPORT OF INDEPENDENT AUDITOR


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


                                            Weinick Sanders Leventhal & Co., LLP
                                                 (Successors to the Practice of
                                             Mirsky, Furst and Associates, P.A.)
                                                                    New York, NY
                                                                February 4, 2000

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                       NOVEMBER 30,       NOVEMBER 30,
                                                                           1999               1998
                                                                       ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                           $  1,555,190       $    499,696
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $14,688 in 1999 and $13,380 in 1998)              57,548             47,642
   Receivable - litigation                                                   69,178                 --
   Receivable - Revenue Sharing Agreement                                   450,000                 --
   Marketable securities                                                    109,407            198,114
   Refundable income taxes                                                      890              8,078
   Prepaid expenses and other current assets                                200,266             79,690
                                                                       ------------       ------------
     Total current assets                                                 2,442,479            833,220
                                                                       ------------       ------------

PROPERTY AND EQUIPMENT                                                    2,719,804          2,371,993
                                                                       ------------       ------------
OTHER ASSETS
   Intangible assets (net of amortization of $65,864 and $42,269)            66,095             69,462
   Marketable securities                                                    219,383            521,279
   Deposits with vendors and others                                          82,681            133,175
                                                                       ------------       ------------
     Total other assets                                                     368,159            723,916
                                                                       ------------       ------------

                                                                       $  5,530,442       $  3,929,129

                                                                       ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       NOVEMBER 30,       NOVEMBER 30,
                                                                           1999               1998
                                                                       ------------       ------------
CURRENT LIABILITIES
   Accounts payable                                                    $     35,689       $    293,159
   Accrued expenses and withholdings                                        167,189            291,788
   Short term borrowings                                                         --            565,000
   Convertible notes payable                                                     --            540,000
   Current portion of obligations under capital leases                        7,604              4,805
                                                                       ------------       ------------
Total current liabilities                                                   210,482          1,694,752
                                                                       ------------       ------------
OTHER LIABILITIES
    Unearned revenue                                                        145,535             75,236
    Deposits                                                                124,550             25,000
    Obligations under capital leases-net of current portion                  17,652             15,928
                                                                       ------------       ------------
Total other liabilities                                                     287,737            116,164
                                                                       ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock ,$.01 par value, 500,000 shares authorized and unissued       --                 --
   Common stock (15,000,000 $.01 par value common shares
      authorized; 9,193,155 at November 30, 1999 and 7,654,597 at
      November 30, 1998 issued and outstanding)                              91,932             76,546
   Additional paid-in capital                                            12,351,688          8,651,428
   Stock subscription receivable                                                 --           (150,000)
   Net realized gain (loss) on marketable securities                        (71,210)           319,393
   Accumulated deficit                                                   (7,340,187)        (6,779,154)
                                                                       ------------       ------------
Total shareholders' equity                                                5,032,223          2,118,213
                                                                       ------------       ------------
                                                                       $  5,530,442       $  3,929,129
                                                                       ============       ============

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F1

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                        NOVEMBER 30,      NOVEMBER 30,
                                                           1999              1998
                                                        -----------       -----------
Revenue                                                 $ 1,700,985       $   331,134
                                                        -----------       -----------

COSTS AND EXPENSES:
   Cost of sales                                            237,741           218,018
   Marketing, general & administrative expenses           2,321,089         1,866,033
   Research, development and related engineering             91,001           352,743
   Depreciation and amortization                            109,098           164,015
                                                        -----------       -----------

                           Total cost and expenses        2,758,929         2,600,809
                                                        -----------       -----------

OPERATING LOSS                                           (1,057,944)       (2,269,675)
                                                        -----------       -----------

OTHER INCOME AND (EXPENSE):

   Interest Income/Other Income                               2,891            10,622
   Interest expense                                         (16,158)          (51,868)
   Award on litigation                                      510,178                --
   Gain on sale of investment                                    --           515,574
                                                        -----------       -----------

                           Total other income               496,911           474,328
                                                        -----------       -----------

LOSS BEFORE EQUITY IN NET LOSS OF
   UNCONSOLIDATED AFFILIATE                                (561,033)       (1,795,347)
Equity in net loss of unconsolidated affiliate                   --          (455,271)
                                                        -----------       -----------
NET LOSS                                                $  (561,033)      $(2,250,618)
                                                        ===========       ===========
NET LOSS PER SHARE                                      $     (0.07)      $     (0.31)
                                                        ===========       ===========

Number of Shares Used In Computation                      8,493,794         7,275,846
                                                        ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F2

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998


                                                                                          ADDITIONAL
                                                               COMMON STOCK                PAID-IN         ACCUMULATED
                                                         SHARES            AMOUNT          CAPITAL           DEFICIT
                                                       -----------      -----------      -----------      -----------
BALANCE DECEMBER 1, 1997                                 7,186,501      $    71,865      $ 7,702,791      $(4,528,536)
Proceeds from sale of common stock                         312,000            3,120          391,880         (150,000)
Sale of options at $1.00 per option
    with an exercise price of $5.00 per share                                                 62,500
Shares issued upon exercise of options                       5,000               50           12,450
Shares issued for services provided                         81,097              811          138,880
Debt converted to common shares                             70,000              700           79,354
Increase in carrying value accounting
    for Unconsolidated Affiliate                                                             263,573
Net increase in value of marketable securities
Net (Loss)                                                                                                 (2,250,618)
                                                       -----------      -----------      -----------      -----------
BALANCE NOVEMBER 30, 1998                                7,654,598           76,546        8,651,428       (6,779,154)
Issuance of shares                                         780,000            7,800        2,205,627
Shares issued upon exercise of options                     216,000            2,160          249,340
Shares issued for services provided                        233,700            2,337          696,276
Shares issued for conversion of debt and interest          308,857            3,089          549,017
Net decrease in value of marketable securities
Net (Loss)                                                                                                   (561,033)
                                                       -----------      -----------      -----------      -----------
BALANCE NOVEMBER 30, 1999                                9,193,155      $    91,932      $12,351,688      $(7,340,187)
                                                       ===========      ===========      ===========      ===========
[RESTUBBED FROM TABLE ABOVE]

                                                        UNREALIZED                            TOTAL
                                                        LOSSES ON           STOCK             SHARE-
                                                        MARKETABLE       SUBSCRIPTION        HOLDERS'
                                                        SECURITIES        RECEIVABLE          EQUITY
                                                       -----------       -----------       -----------

BALANCE DECEMBER 1, 1997                               $  (175,000)      $         0       $ 3,071,120
Proceeds from sale of common stock                                          (150,000)          245,000
Sale of options at $1.00 per option
    with an exercise price of $5.00 per share                                                   62,500
Shares issued upon exercise of options                                                          12,500
Shares issued for services provided                                                            139,691
Debt converted to common shares                                                                 80,054
Increase in carrying value accounting
    for Unconsolidated Affiliate                                                               263,573
Net increase in value of marketable securities
Net (Loss)                                                                                  (2,250,618)
                                                       -----------       -----------       -----------
BALANCE NOVEMBER 30, 1998                                       --          (150,000)        2,118,213
Issuance of shares                                                           150,000         2,363,427
Shares issued upon exercise of options                                                         251,500
Shares issued for services provided                                                            698,613
Shares issued for conversion of debt and interest                                              552,106
Net decrease in value of marketable securities            (390,603)                           (390,603)
Net (Loss)                                                                                    (561,033)
                                                       -----------       -----------       -----------
BALANCE NOVEMBER 30, 1999                              $  (390,603)      $         0       $ 5,032,223
                                                       ===========       ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F3

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED NOVEMBER 30,

                                                                                     1999              1998
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                     $  (561,033)      $(2,250,618)
     Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                                 109,098           164,015
        Amortization of unearned income                                                (7,645)           (4,608)
        Write off of deposit for cellular storage systems                                  --           250,000
        Write off of patents and trademarks                                            17,415                --
        Allowance for bad debts                                                         1,308             9,042
        Gain on sale of unconsolidated affiliate's stock                                   --          (515,574)
        Equity in loss of unconsolidated affiliate                                         --           455,271
        Issuance of common stock for interest and services rendered                   710,719           139,692
     Changes in assets and liabilities:
        Accounts receivable                                                           (11,214)            5,953
        Receivable - litigation                                                       (69,178)               --
        Receivable - Revenue Sharing Agreement                                       (450,000)               --
        Prepaid expenses and other current assets                                    (120,576)          (22,014)
        Deposits                                                                       50,494          (112,091)
        Accounts payable and accrued expenses                                        (382,066)          191,594
        Refundable income taxes payable                                                 7,188            13,260
        Unearned revenue and deposits                                                 177,497            96,136
                                                                                  -----------       -----------
NET CASH USED FOR OPERATING ACTIVITIES                                               (527,993)       (1,579,942)
                                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                          (422,814)         (247,538)
        Payments for intangible assets                                                (37,643)           (5,397)
        Proceeds from sale of investment                                                   --           471,402
                                                                                  -----------       -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                              $  (460,457)      $   218,467
                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from the sale of securities                                        2,363,427           307,500
        Proceeds (repayment) of short term borrowings                                (565,000)          729,224
        Exercise of stock options                                                     251,500            12,500
        Repayment of capital leases                                                    (5,983)           (2,209)
                                                                                  -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                          2,043,944         1,047,015
                                                                                  -----------       -----------
     Decrease (increase) in cash and cash equivalents                               1,055,494          (314,460)
     Cash and equivalents at beginning of year                                        499,696           814,156
                                                                                  -----------       -----------
     Cash and equivalents at end of year                                          $ 1,555,190       $   499,696
                                                                                  ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                $        --       $     8,676
                                                                                  -----------       -----------
     Income taxes paid                                                            $        --       $    64,772
                                                                                  -----------       -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Debt and accrued interest converted into common stock                        $   552,106       $    80,054
                                                                                  ===========       ===========
     Issuance of 60,000 shares of the Company's holdings in Net/Tech
       International, Inc. as repayment of an obligation to the spouse of
       the Company's Chairman                                                     $        --            44,173
                                                                                  ===========       ===========
     Capital lease obligations incurred to acquire property assets                $    10,500       $    16,050
                                                                                  ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F4

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The Company was incorporated in Delaware on September 11, 1989. The Company is engaged in cellular storage and the design and development of cellular storage devices used in its storage programs. The revenue recognized to date has been a combination of sales of its U-Cord program to customers and the sale of Revenue Sharing Agreements to investors. During 1999 the Company's primary focus has been the further development of the cellular storage of umbilical cord blood stem cells in the Clearwater laboratory and the continued development of the CCEL III Cellular Storage Unit.

     The Company formed its wholly-owned Delaware subsidiaries, Safti-Cell, Incorporated, CCEL Immune System Technologies, Inc., CCEL Expansion Technologies, Inc. and CCEL Bio-Therapies, Inc., in 1993. As of November 30, 1999, no shares have been issued for any of these subsidiaries. CCEL Immune System Technologies, Inc. has opened a bank account but has had no activity in it for the year ended November 30, 1999, and none of the other subsidiaries has any financial activity but are all consolidated with the Company. The Company has retained these corporations for possible future use.

     In September 1998 the Company acquired Medical Marketing Network, Inc.,
(MMN) a New York corporation, as part of a marketing agreement. This corporation has not had any financial activity since its inception and none of the consideration paid in conjunction with the agreement was assigned to the purchase of MMN. The accompanying consolidated financial statements as at November 30, 1999 and 1998 and for the years then ended include the accounts of the Company and all of its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     The Company recognizes revenue from cellular storage ratably over the contractual storage period and processing fees upon the completion of processing.

     Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured.

     In fiscal 1998, all of the revenue was generated from the processing and storage of the U-Cord specimens. In fiscal 1999, $500,000 was recognized as revenue from the sale of a partial State Revenue Sharing Agreement. The remainder of the revenue was generated from the processing and storage of the U-Cord specimens.

CONCENTRATION OF CREDIT RISKS

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


                                       F5

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

RECLASSIFICATIONS

     Reclassifications have been made to the prior year's Consolidated Financial Statements to conform to the fiscal 1999 presentation.

CASH AND CASH EQUIVALENTS

     Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

MARKETABLE SECURITIES

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders' equity (See Note 3). Since the stock owned in Net/Tech International, Inc. is subject to trading restrictions a portion of this investment has been classified as a non-current asset based upon the number of shares that may not be sold in 2000.

STOCK SUBSCRIPTION RECEIVABLE

     Stock subscription receivable consists of amounts due from the sales of the Company's restricted common stock. The proceeds of the sale were received in December 1998.

RECEIVABLES

     In fiscal 1999, receivables consist of the balance due from the sale of a partial State Revenue Sharing Agreement (See Note 13), the overage held in escrow regarding the settlement with the University of Arizona (See Note 15 and 16) and amounts due from clients that have enrolled in the U-Cord processing and storage program. In fiscal 1998, receivables consist of amounts due from clients that have enrolled in the U-Cord processing and storage program. These receivables are presented net of an estimated allowance for doubtful accounts for processing and storage fees based on historical experience of amounts that are uncollectible.


                                       F6

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT:

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

INTANGIBLE ASSETS

     Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight-line basis over a lifetime of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

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

COSTS OF SALES

     Costs of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord specimens. In fiscal 1999 an adjustment was made to cost of sales reversing the previous assignment of a proportionate share of the value of the equipment associated with the Revenue Sharing Agreements. This adjustment was made because the Revenue Sharing Agreements were renegotiated (See Note 13). In fiscal 1998, approximately $125,000 of the cost of sales represents non-recurring expenses that were incurred due to the arrangement with Reproductive Genetics Institute in Chicago, Illinois to process specimens prior to the opening of the Company's laboratory in Clearwater, Florida. Equipment costs related to Revenue Sharing Agreements are expensed in the period in which the sale is recorded.


                                       F7

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

     In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the disclosure of basic and diluted earnings per common share for all periods presented. Basic and diluted earnings per share are calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). The Company does not present diluted earnings per share, as the effect of potentially dilutive shares from stock is antidilutive. As a result, adoption of SFAS 128 has not affected the basic and diluted losses per common share reported in any period.

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


                                       F8

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 2 - PROPERTY AND EQUIPMENT

     The major classes of property and equipment are as follows:

                                                     NOVEMBER 30,      NOVEMBER 30,
CLASSIFICATION                                           1999              1998
--------------                                        ----------        ----------
     Furniture and Equipment                          $  534,660        $  503,744
     Cellular Storage Units                              325,000           325,000
     Leasehold Improvements                              147,009           147,009
     Prototype                                                --                --
     Equipment not placed in service - net             1,952,582         1,539,645
                                                      ----------        ----------

Total                                                  2,959,251         2,515,398

Less
     Accumulated depreciation and amortization           239,447           143,405
                                                      ----------        ----------
     Property and equipment, net                      $2,719,804        $2,371,993
                                                      ==========        ==========

     Certain components of the above equipment have not been depreciated since they have not yet been placed in service at November 30, 1999. The equipment not placed in service includes the cellular storage devices and related processing equipment and construction in progress relating to construction and development of the third generation cellular storage unit. Management believes the equipment not presently in service has not experienced any impairment in value for usage at November 30, 1999 and will continue to evaluate these assets as well as all of its other assets and liabilities for impairment.

NOTE 3 - MARKETABLE SECURITIES

NET/TECH INTERNATIONAL

     In November 1998 the Company's ownership percentage in Net/Tech International, Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. In previous years, the Company accounted for its investment in NTTI using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, as described above, to account for the investment. Since NTTI stock is thinly traded and subject to considerable price fluctuation, if the Company were to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk as well as subject to certain trading restrictions that limit the number of shares that can be sold during a 90-day period.

     The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. The proceeds from the sale and realized gains on the sale of the stock during 1998 were both $515,574. The unrealized gain has been recorded as a component of stockholders' equity in the amount of $292,850 and $685,393 to reflect the fair market value of the investment as of November 30, 1999 and 1998 respectively.

OTHER SECURITIES

     In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of November 30, 1999 and 1998 was $35,940 and $34,000 respectively and the unrealized holding loss on this security was $364,060 and $366,000 as of November 30, 1999 and 1998 respectively.


                                       F9

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 4 - ACCRUED EXPENSES

                                        NOVEMBER 30,    NOVEMBER 30,
                                           1999            1998
                                         --------        --------
     Accrued interest                    $     --        $  1,337
     Consultants and patent costs          41,399          25,000
     Legal and accounting                  42,605           4,111
     Payroll and payroll taxes             31,431           2,357
     Cellular storage unit                     --         166,945
     General expenses                      51,754          92,038
                                         --------        --------
                                         $167,189        $291,788
                                         ========        ========

NOTE 5 - PATENTS

     The Company has patented technology on automatic cryogenic preservation and has received patents for additional functions of the cryogenic unit, for an additional unit, which incorporates a multi-chambered design, and for a process for controlled freezing/thawing. The Company has been granted patents in several countries including Australia and Israel.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In October 1998, the wife of the Chairman of the Board loaned the Company $44,173. The note was repaid 20% in cash and the remainder was converted and repaid with 60,000 shares of the Company's holdings of Net/Tech International, Inc. common stock.

     In August and September 1998, the Company borrowed $100,000 from the wife of the Chairman of the Board. The note was repaid in November 1998.

     In August 1998, the wife of the Chairman of the Board loaned the Company $80,054. The note was converted and repaid with the issuance of 70,000 shares of the Company's restricted common stock.

     On November 7, 1997, the Company issued 17,500 shares of restricted stock to existing shareholders in consideration for their assistance with their pledging of collateral for the Company's line of credit. This award represented a grant of 5% of the shares that were pledged. The value of the shares issued of $56,875 was capitalized as a loan acquisition cost and was amortized over the life of the loan period August 1, 1997 to July 31, 1998.

     During 1998 and 1997 the Company sold 326,000 and 154,218 shares of Net/Tech common stock recognizing a gain of $515,574 and $443,153 respectively.


                                      F10

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 7 - LEASES

     The Company leases a building under an operating lease for its storage, laboratory and general office facilities. The lease that expires in 2004 includes provisions for escalations. Rent charged to operations was $127,513 in 1999.

     The Company leases an apartment under an annual renewable operating lease for $700 per month, which expires October 31, 2000.

     The Company leases a liquid nitrogen storage tank under an operating lease, which expires in 2002. The lease payments are $695 per month.

     Minimum required future rental payment under these operating leases as of November 30, 1999, are as follows:

                   2000                      $151,379
                   2001                       145,471
                   2002                       151,515
                   2003                       149,534
                   2004                       129,216
                                              -------
                                             $727,115
                                             ========

     The Company is obligated under capital leases that expire at various dates during the next four years. The following is a summary of assets under capital leases as of November 30, 1999 and 1998, which are included in the accompanying financial statements under the caption of property and equipment:

                                              1999             1998
                                             -------          -------

Leasehold improvements                       $12,909          $12,909
Laboratory equipment                          30,282           19,176
                                             -------          -------
Total                                         43,191           32,085
Less: Accumulated depreciation                 7,119            2,803
                                             -------          -------
Assets under capital leases (net)            $36,072          $29,282
                                             =======          =======

     Assets under capital leases are depreciated over a seven to ten year life. Depreciation expense totaled $4,317 and $2,803 for the years ended November 30, 1999 and 1998.

     The future minimum lease payments under capital leases are computed as follows:

                    2000                           $7,604
                    2001                            8,563
                    2002                            7,683
                    2003                            1,406


                                      F11

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     In June 1998, the Company entered into an agreement, with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-CordTM stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000 which is classified as a deposit on the balance sheet. The Company is currently working with local medical practices, hospitals, and other medical industry organizations to implement this project.

     As part of the September 1998 agreement between a consultant and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by the consultant and his team of sub-contractors. The original contract was for a five-year period and provides for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and 50,000 shares to be issued at various times during the contract period. In November 1999 the agreement was renegotiated with the 60,000 common shares previously issued representing payment in full.

     In January 2000, subsequent to the balance sheet, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape and full page advertisements in the Lamaze Parent Magazine at a cost of $213,362. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading online women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze You and Your Baby educational videotape through the year 2003.

     In November 1999, the Company signed a letter of intent to expand its U-Cord technology into the European marketplace for a fee of $1,400,000. The Company received a non-refundable deposit of $100,000, with the remaining $1,300,000 to be paid within one year of the signing of the formal agreement. The provisions of the formal agreement provide for the Company to receive a share of all net marketing revenues from its U-Cord processing and storage activities. The Company expects the formal agreement to be concluded during fiscal second quarter of 2000.

     Additional contingencies are explained in Note 13, Agreements and Note 16, Legal Proceedings.

NOTE 9 - CONVERTIBLE NOTES

     In November 30, 1998, the Company borrowed $530,000 on eleven convertible promissory notes. The notes had a term of six months at which time the principal plus interest, at 8% per year, was due. The promissory notes contained a conversion provision to the Company's restricted common stock at $2.00 per share. In February 1999, the loan agreements were converted to 302,857 shares of the Company's common stock at a price of $1.75 per share. The loan holders agreed to forego payment of $10,106 in accrued interest, which was credited to additional paid in capital.

     In October 1998, the Company entered into a convertible note agreement borrowing $10,000 from an investor. The note has a term of one year at which time the principal plus interest, at 20% per year, was due. The noteholder had the option to be paid in full for interest plus principal or to convert to the Company's common stock at $2.00 per share. In October 1999, the noteholder converted the note and accrued interest into 6,000 shares of the Company's restricted common stock.


                                      F12

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 10 - INCOME TAXES

     The Company has no provisions for current or deferred taxes for the years ended November 30, 1999 and 1998.

     Under the asset and liability method of SFAS No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

     As of November, 1999 and 1998 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                        NOVEMBER 30, 1999    NOVEMBER 30, 1998
                                                        -----------------    -----------------
Deferred tax assets:
   Net operating loss carryforwards                         $1,767,924          $1,524,652
   Tax over book basis in unconsolidated affiliate             338,837             502,384
   Valuation reserves                                           60,280             187,468
   Depreciation and other                                        6,743              11,761
                                                            ----------          ----------
Total deferred assets                                       $2,173,785          $2,226,265
Less: Valuation allowance                                    2,173,785           2,226,265
                                                            ----------          ----------

Deferred taxes, net of valuation allowance                  $        0          $        0
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

     A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pretax income follows:


YEARS ENDED NOVEMBER 30                               1999         %        1998             %
-----------------------                               ----        ---       ----            ---
Loss before income tax benefit                     $(561,033)            $(1,795,347)
                                                   ----------            ------------

Tax expense at statutory rate                      $(190,751)    34.0    $  (610,418)       34.0

State taxes                                          (11,371)     2.0        (90,264)        5.0
Increase in valuation allowance                      200,715     35.7        713,422        39.7
Other                                                  1,227      0.2        (120.70)        0.7
                                                   ---------     ----    -----------        ----
Total Income Taxes                                 $       0      0.0%   $         0         0.0%
                                                   =========     ====    ===========        ====


                                      F13

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 11 - SHAREHOLDERS' EQUITY

(a) COMMON STOCK:

     The Company issued 312,000 shares of its common stock for cash of $395,000 in 1998 of which $150,000 was received in December 1998. The Company also sold options in 1998 to acquire 62,500 shares of its common stock at $5.00 per share for $62,500 in cash. Option holders of 5,000 common shares exercised and were issued their shares for $12,500. During 1999, the Company received $2,213,427 in cash proceeds from the sale of 780,000 shares of its common stock through private placements. The Company also issued 216,000 common shares to option holders who exercised in 1999 for $251,500.

     The spouse of the Company's Chairman converted a $80,054 note payable to her into 70,000 shares of the Company's common stock in 1998. In fiscal 1999, holders of $540,000 in convertible notes elected to convert their notes into 308,857 shares of the Company's common stock in full satisfaction of the indebtedness.

     The Company made payments for compensation, consulting and professional legal services rendered through the issuance of the Company's common stock. Legal fees of $531,012 and $87,192 were satisfied by the issuance of 151,700 and 31,097 common shares in 1999 and 1998, respectively. Consulting fees of $167,601
(1999) and $52,500 (1998) were paid by the issuance of 82,000 and 50,000 common shares in 1999 and 1998, respectively.

(b) OPTIONS:

     In 1991 the Company adopted an Employee Incentive Stock Option Plan, and has reserved 250,000 shares of the Company's common stock for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant and vesting begins one year from the date of grant. The options are exercisable for a period of 90 days after termination. In addition the Company has set aside a reserve of 2,000,000 shares for the purpose of Non-Employee Stock Options. These options generally have a term of three to five years from the date of the grant.

     Stock option activity was as follows for the two years ended November 30, 1999:

                                                              NUMBER       WEIGHTED AVERAGE
                                                            OF SHARES       EXERCISE PRICE
                                                            ---------      ----------------
Outstanding and Exercisable at December 1, 1997             1,033,000           $4.76

Granted                                                       698,500            2.58
Exercised                                                      (5,000)           2.50
Terminated                                                   (165,500)           3.77
                                                            ---------

Outstanding and Exercisable at November 30, 1998            1,529,000            4.04

Granted                                                     1,071,000            3.16
Exercised                                                    (216,000)           1.16
Terminated                                                   (143,000)           3.13
                                                            ---------

Outstanding and Exercisable at November 30, 1999            2,241,000           $3.94
                                                            =========

                                      F14

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

     Significant option groups outstanding at November 30, 1999 and related price and life information follows:

                                                                        WEIGHTED AVERAGE
   RANGE OF EXERCISE                            WEIGHTED AVERAGE           REMAINING
         PRICE                OUTSTANDING        EXERCISE PRICE         CONTRACTUAL LIFE
---------------------         -----------        --------------         ----------------
$1.00 to $2.00                  187,500               $1.93                   2.5
$2.01 to $3.00                  917,500               $2.83                   2.8
$3.01 to $4.00                  347,500               $3.91                   1.2
$4.01 to $5.99                  203,500               $4.94                   2.8
$6.00 or $7.00                  585,000               $6.01                   3.2

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under SFAS No.123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $4,683,463 and $0.41 for the year ended November 30, 1999, and the net loss and net loss per share for the year ended November 30, 1998 would have been $2,443,108 and $.34 respectively. The weighted average fair value at the date of grant for options granted during the years ended November 30, 1999 and 1998 was $1.00 and $.33 per option, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's stock issued upon exercise of the options for Non-Employee's is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction. Other variables used to determine the fair value of the options for fiscal 1999 and 1998 were as follows: a) weighted average risk-free interest rate of 6.7% and 5.0% respectively, b) weighted average expected life of 1.9 and
2.2 years respectively, c) weighted average expected volatility of 128% and 79% respectively, and d) no dividend yield for either year.

     Weighted average grant date fair values are shown below for options granted in 1999 and 1998.

                                      WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                      FAIR VALUE/SHARE     EXERCISE PRICE/SHARE
                                      ----------------     --------------------
1999
----
Stock Price = Exercise Price               $0                      $0
Stock Price > Exercise Price               $2.38                   $2.05
Stock Price < Exercise Price               $3.17                   $0.99

1998
----
Stock Price = Exercise Price               $0                      $0
Stock Price > Exercise Price               $1.47                   $2.25
Stock Price < Exercise Price               $0.36                   $2.90

     The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

                                      F15

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 12 - 401(K) PLAN

     In January 1997, the Company adopted a 401(K)-retirement plan, which allows eligible employees to allocate up to 15% of their salary to such plan. The Company does not make any matching contributions to this plan.

NOTE 13 - AGREEMENTS

ARIZONA

     On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the investors' previously paid $450,000 toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 will be paid through their Revenue Sharing entitlements to their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces and cancels the investor's obligation to provide the Company with $675,000 plus accrued interest under the prior Arizona agreement.

ILLINOIS

     In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company's portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center. Since the Company will no longer be storing new specimens in Chicago, the agreements were modified in 1998 to entitle the investors to a 50% share of the Company's portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces. The revenue generated by this Single Unit Revenue Sharing Agreement was $1,000,000.

BIO-STOR

     On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement enters Bio-Stor into a Revenue Sharing Agreement for the state of New York. The Company will credit Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of New York. Bio-Stor will receive 90% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

TENET HEALTHSYSTEM HOSPITALS, INC.

     On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of OrNda Agreements. The agreements were renegotiated and the Company will store all Tenet orininated specimens at its headquarter's lab in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

                                      F16

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 13 - AGREEMENTS  (CONTINUED)

NEW JERSEY

     On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, due in May 2000, is recorded as a receivable. When the $450,000 is received by the Company the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

SAGGI CAPITAL

     In November 1998, the Company entered into an investor relations agreement with Saggi Capital Corporation. Saggi Capital agreed to provide various business consulting and investor relations services for the Company. Per the agreement the Company registered 200,000 options to purchase the Company's common stock at an exercise price of $1.00 per share. These options have been exercised and common stock has been issued to Saggi. The Company did not recognize an expense on the issuance of these options since the Company's common stock was trading below the exercise price on the date of grant. In January 2000, the Company renewed its contract with Saggi Capital. Per the new agreement Saggi is to provide business consulting and investor relations services for the Company through January 2001.

WOMEN & INFANTS' HOSPITAL OF RHODE ISLAND

     In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island ("hospital") for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. The hospital will be offering its stem cell banking services to parents of approximately 9,000 babies who are born each year at this facility. Under the terms of the agreement the hospital will provide the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. The storage revenues will be divided 75% to the Company and 25% to the hospital, while the hospital is entitled to 100% of the processing revenue. Additionally, if processing revenue is insufficient to cover the fixed costs of the cord blood bank, CRYO-CELL will be responsible to pay the shortfall. In order to cover the possible shortfall the hospital required $50,000 to be placed in escrow. The $50,000 is recognized as a deposit on the balance sheet.

OTHER AGREEMENTS

     On November 5, 1998 an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a Revenue Sharing Agreement in the state of New Jersey. The new agreement has transferred the $100,000 investment to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 spaces.

                                      F17

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

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

NOTE 15 - RECEIVABLE LITIGATION

     On or about September 27, 1999 the Company accepted the University of Arizona's offer of $800,000 to settle its litigation. In September 1999, the Company received $441,000 from the University of Arizona leaving a balance of $359,000 that is being held in escrow to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company reduced the award to $510,178 and recognized this as gain on litigation. This reduction includes a 20% contingency fee ($160,000) to the Company's previous attorneys and $129,822 in contested legal fees that the Company feels are not due and owing under the contract (See Note 16). When the $289,822 is netted against the $359,000 held in escrow the result is a receivable balance of $69,178. The Company has requested the release of the $69,178 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of the Company's settlement of the $1,170,000 original jury award.

NOTE 16 - LEGAL PROCEEDINGS

     On or about July 11, 1996, CRYO-CELL filed suit in San Francisco Superior Court against the University of Arizona, Dr. David Harris and Cord Blood Registry, Inc.(CBR). The suit claimed breach of contract and other related business torts. Months later, after settlement discussions were unproductive, the University of Arizona counter-sued CRYO-CELL for breach of contract and negligent misrepresentation on March 27, 1997.

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

                                      F18

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 16 - LEGAL PROCEEDINGS (CONTINUED)

     On March 8, 1999, the Company, the Company's CEO and Chairman, the Company's Executive Vice President, and the Company's legal counsel were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleges breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserts claims of misrepresentation. In reference to these misrepresentation claims, plaintiff has filed a Statement of Damages, which asserts $1,000,000 in general damages and $3,500,000 in punitive damages.

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

     On December 17, 1999, Judge Alicemarie H. Stotler of the United States District Court in the Central District of California, issued an Order in which she: (1) granted CRYO-CELL International, Inc.'s ("CRYO-CELL") Motion to Strike Punitive Damages and Dismiss Part of the Complaint; (2) granted Daniel Richard's, Mark Richard's and Gerald F. Maass' (the "Individual Defendants") Motion to Dismiss Complaint for Lack of Personal Jurisdiction; and (3) granted in part and denied in part Horwitz & Beam, Inc.'s ("H&B") Motion for Order Dismissing Counterclaim and/or Strike Portions Thereof. As discussed in more detail below, the net effect of this order was to reframe the Complaint as a fee dispute, as opposed to a multi-million dollar claim for fraud against CRYO-CELL and its corporate officers. By its order, the Court has barred recovery in this action against the Individual Defendants, and has reduced CRYO-CELL's exposure from over $3.5 million dollars to $129,822, plus a possible award of attorneys' fees.

     By granting CRYO-CELL's Motion to Strike Punitive Damages and Dismiss Part of the Complaint, the Court dismissed H&B's Fourth Claim for Relief for intentional misrepresentation, i.e., fraud, against CRYO-CELL and the Individual Defendants. The Court held that the promises purportedly made to H&B concerning the opening of an "escrow," even inf not ultimately fulfilled, were not fraudulent. In fact, the Court said that "although the Individual Defendants clearly made representations that an "escrow" would be established, their not having done so, in light of uncertainties of the future course of litigation and their misgivings of plaintiff's performance, suggests nothing more than a negotiation of payment terms."

     The Court granted CRYO-CELL's Motion to Strike Punitive Damages Claims with respect to H&B's Fifth Claim for Relief because such damages are not available in connection with negligence claims. Having dismissed the Fourth Claim for Relief for Fraud, H&B's motion to strike the punitive damages claimed in connection therewith was rendered moot.

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


                                      F19

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 16 - LEGAL PROCEEDINGS (CONTINUED)

        During the third quarter of 1998, an out of court settlement was reached. Under the terms of this settlement, SDC released the equipment owned by CRYO-CELL and returned the 25,000 shares of stock it had previously received. Also under the terms of the settlement amounts previously due to SDC and the equipment deposit held for CRYO-CELL were canceled.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    1ST                2ND                 3RD                4TH
          1999                    QUARTER            QUARTER             QUARTER             QUARTER
Net (Loss)                       $(433,511)         $  (57,923)         $(343,377)         $   273,778
                                 =========          ==========          =========          ===========

(Loss) per share                 $   (0.06)         $    (0.01)         $   (0.04)         $      0.03
                                 =========          ==========          =========          ===========

Shares used in
  Computation                    7,855,687           8,549,460          8,728,129            8,837,468
                                 =========          ==========          =========          ===========

                                    1ST                2ND                 3RD                4TH
          1998                    QUARTER            QUARTER             QUARTER             QUARTER

Net Income (Loss)                $(507,443)         $ (518,279)         $ 196,991          $(1,421,887)
                                 =========          ==========          =========          ===========

Income (Loss) per share          $   (0.07)         $    (0.07)         $    0.03          $     (0.19)
                                 =========          ==========          =========          ===========

Shares used in
  Computation                    7,199,834           7,242,086          7,272,590            7,388,444
                                 =========          ==========          =========          ===========


                                      F20

                                    PART III

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2000.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
               3.1    Certificate of Incorporation (1)
              3.11    Amendment to Certificate of Incorporation
               3.2    By-Laws (1)
              3.21    Board Minutes to Amendment of By-Laws
             10.11    Agreement with InstaCool of North America, Inc.(2)
             10.12    Agreement with the University of Arizona (2)
             10.13    Agreement with Illinois Masonic Medical Center (4)
             10.14    Agreement with Bio-Stor (4)
             10.15    Agreement with Gamida-MedEquip (4)
             10.16    Agreement with ORNDA HealthCorp (Tenet HealthSystem
                         Hospitals, Inc.)(4)
             10.17    Convertible Note from Net/Tech International, Inc.
                         Dated November 30, 1995 (3)
             10.18    Amended Agreement with Bio-Stor (5)
             10.19    Agreement with Dublind Partners, Inc. (6)
             10.20    Agreement with Medical Marketing Network, Inc. (6)
                21    List of Subsidiaries (3)
                27    Financial Data Schedule
    -------------------
          (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
          (2)    Incorporated by reference to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1994.
          (3)    Incorporated by reference to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1995.
          (4)    Incorporated by reference to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1996.
          (5)    Incorporated by reference to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1997.
          (6)    Incorporated by reference to the Company's Annual Report on
                   Form 10-KSB for the year ended November 30, 1998.

     (b)  Reports on Form 8-K.
          (1) Form 8-K filed September 12, 1997 - Resignation of William C. Hardy as President, Chief Operating Officer and member of the Board. Resignation of Leonard Green from the Board of Directors.
          (2) Form 8-K filed November 18, 1997 - Company filed a multi-count lawsuit in the United States District Court, Northern
                 District of New York claiming that Stainless Design
                 Corporation of Saugerties, New York breached its contract.
          (3) Form 8-K filed February 16, 2000 - The judge issued an order in which she (1) granted the Company's motion to strike punitive damages and dismiss part of the complaint, (2) granted Daniel Richard's, Mark Richard's and Gerald Maass' motion to dismiss complaint for lack of personal jurisdiction, and (3) granted in part and denied in part Horwitz & Beam, Inc.'s motion to for order dismissing counterclaim and/or strike portions thereof.
          Supplemental Information to be furnished with reports filed pursuant to Section 15(d).
    (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CRYO-CELL INTERNATIONAL, INC.

                                            By: s/ DANIEL D. RICHARD
                                               ---------------------------
                                               Daniel D. Richard,
                                                 Chief Executive Officer

Dated:  February 28, 2000

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

NAME                             TITLE
----                             -----

/s/DANIEL D. RICHARD             Chief Executive Officer and
--------------------             Chairman of the Board
Daniel D. Richard                (Principal Executive Officer)

/s/GERALD F. MAASS               Vice President and General
-------------------              Manager, Director
Gerald F. Maass

/s/JILL M. TAYMANS               Chief Financial Officer
------------------
Jill M. Taymans

/s/ED MODZELEWSKI                Director
------------------
Ed Modzelewski

/s/FREDERICK C.S. WILHELM        Director
-------------------------
Frederick C.S. Wilhelm

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
--------                 -----------

27             Financial Data Schedule