Form 10QSB
period 2000-02-29
CRYO CELL INTERNATIONAL INC
filed 2000-04-14
CIK 862692

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         / X / Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.
                 For the quarterly period ended February 29, 2000

         /   / Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.
                 For the transition period from ____________to____________

         Commission File Number 0-23386

                          CRYO-CELL INTERNATIONAL, INC.

         ----------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                              22-3023093
         (State or other Jurisdiction                (I.R.S. Employer
          of Incorporation or                        Identification No.)
          Organization)

         3165 MCMULLEN BOOTH ROAD, BUILDING B, CLEARWATER, FLORIDA 33761
         ----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's phone number, including area code: (727) 723-0333

         ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes      / X /                 No       /   /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 29, 2000, 9,362,594 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).   Yes /  /  No / X /

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Condensed Consolidated Financial Statements               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                               12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   20

SIGNATURES                                                                 21

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                February 29,        November 30,
                                                                                    2000                1999
                                                                                --------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                      $ 1,530,177         $  1,555,190
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $14,688)                                                    85,469               57,548
   Receivable - litigation                                                             69,178               69,178
   Receivable - Revenue Sharing Agreement                                             450,000              450,000
   Marketable securities                                                              301,909              109,407
   Refundable income taxes                                                              1,596                  890
   Prepaid expenses and other current assets                                          231,973              200,266
                                                                                --------------    -----------------
                  Total current assets                                              2,670,302            2,442,479
                                                                                --------------    -----------------
PROPERTY AND EQUIPMENT                                                              2,887,203            2,719,804
----------------------                                                          --------------    -----------------


OTHER ASSETS
   Intangible assets (net of amortization of $71,763 and $65,864, respectively)        75,404               66,095
   Marketable securities                                                              546,941              219,383
   Deposits with vendors and others                                                    87,543               82,681
                                                                                --------------    -----------------
                  Total other assets
                                                                                      709,888              368,159
                                                                                --------------    -----------------
                                                                                  $ 6,267,393         $  5,530,442
                                                                                ==============    =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                February 29,        November 30,
                                                                                    2000                1999
                                                                                --------------    -----------------
CURRENT LIABILITIES

   Accounts payable                                                                $   48,222          $    35,689
   Accrued expenses and withholdings                                                  188,564              167,189
   Current portion of obligations under capital leases
                                                                                        7,265                7,604
                                                                                --------------    -----------------
             Total current
             liabilities                                                              244,051              210,482
                                                                                --------------    -----------------
OTHER LIABILITIES
    Unearned revenue                                                                  194,364              145,535
    Deposits                                                                          124,050              124,550
    Obligations under capital leases-net of current portion                            16,290               17,652
                                                                                --------------    -----------------
Total other liabilities
                                                                                      334,704              287,737
                                                                                --------------    -----------------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized and unissued)                        -                    -
   Common stock (15,000,000 $.01 par value common shares
      authorized; 9,363,594 at February 29, 2000 and 9,193,155
      at November 30, 1999 issued and outstanding)                                     93,636               91,932
   Additional paid-in capital                                                      12,838,696           12,351,688
    Stock subscription receivable                                                           -                    -
   Net realized gain (loss) on marketable securities                                  448,849             (71,210)
   Accumulated deficit
                                                                                  (7,692,543)          (7,340,187)
                                                                                --------------    -----------------
Total stockholders' equity                                                          5,688,638            5,032,223
                                                                                --------------    -----------------
                                                                                  $ 6,267,393         $  5,530,442
                                                                                ==============    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                          February 29,          February 28,
                                                            2000                  1999
                                                           ----------            ----------
REVENUE                                                    $  425,903            $  219,466
                                                           ----------            ----------
COSTS AND EXPENSES:
   Cost of sales                                              163,607               100,825
   Marketing, general & administrative expenses               576,636               498,232
   Research, development and related engineering               21,191                23,316
   Depreciation and amortization                               31,309                28,580
                                                           ----------            ----------
                           Total cost and expenses            792,743               650,953
                                                           ----------            ----------
OPERATING LOSS                                              (366,840)             (431,487)
                                                           ----------            ----------
OTHER INCOME AND (EXPENSE):

   Interest Income/Other Income                                15,358                    -
   Interest Expense                                             (874)               (2,024)
                                                           ----------            ----------
                           Total other income                  14,484               (2,024)
                                                           ----------            ----------
NET LOSS                                                 $  (352,356)          $  (433,511)
                                                          ===========           ===========
NET LOSS PER SHARE                                            ($0.04)               ($0.06)
                                                          ===========           ===========
Number of Shares Used In Computation                        9,294,435             7,855,687
                                                          ===========           ===========

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                          February 29,          February 28,
                                                                              2000                  1999
                                                                           (unaudited)          (unaudited)
                                                                          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                            $  (352,356)           $   (433,511)
     Adjustments to reconcile net loss
     to cash used for operating activities:
        Depreciation and amortization                                         31,309                  28,580
         Issuance of common stock for interest and services rendered          34,132                  61,250
      Changes in assets and liabilities:
         Accounts receivable                                                 (27,921)                (55,833)
         Prepaid expenses and other current assets                           (31,707)               (112,776)
         Deposits                                                             (4,862)                 23,952
        Accounts payable                                                      12,533                  64,036
        Accrued expenses                                                      21,375                (181,817)
        Refundable income taxes payable                                         (706)                      -
        Unearned revenue and deposits                                         48,329                  18,337
                                                                         -----------            ------------
NET CASH USED FOR OPERATING ACTIVITIES                                      (269,874)               (587,782)
                                                                         -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                 (192,809)                 (1,878)
        Payments for intangible assets                                       (15,208)                      -
                                                                         -----------            ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                     $  (208,017)           $     (1,878)
                                                                         -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from the sale of securities                                  21,000                 930,320
         Proceeds (repayment) of short term borrowings                             -                (550,000)
        Exercise of stock options                                            433,580                       -
         Repayment of capital leases                                          (1,702)                   (867)
                                                                         -----------            ------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES:         452,878                 379,453
                                                                         -----------            ------------

                                   Decrease in cash and cash equivalents     (25,013)               (210,207)

     Beginning of period                                                   1,555,190                 499,696
                                                                         -----------            ------------
     End of period                                                       $ 1,530,177            $    289,489
                                                                         ===========            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest                                                           $     874              $      2,024
                                                                         ------------           ------------
      Income taxes                                                       $       -              $          -
                                                                         ------------           ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Debt converted into common stock                                    $       -              $    530,000
                                                                         ============           ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS
-----------------------------------

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of February 29, 2000, Consolidated Statements of Operations for the three months ended February 29, 2000 and Consolidated Statement of Cash Flows for the three months ended February 29 2000 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 Annual Report on Form 10-KSB.

NOTE 2 - MARKETABLE SECURITIES
-----------------------------------

NET/TECH INTERNATIONAL

         In November 1998 the Company's ownership percentage in Net/Tech International Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. The Company had accounted for its investment in NTTI in previous years using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, to account for the investment. Under this guidance all of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and reported at fair value, with unrealized gains and losses recorded as a component of stockholder's equity. Since NTTI stock is thinly traded and subject to considerable price fluctuation, were the Company to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk. Since the stock owned in Net/Tech International, Inc. is subject to trading restrictions a portion of this investment has been classified as a non-current asset based upon the number of shares, which may not be sold in 2000.

         The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $730,099 and $732,124 to reflect the fair market value of the investment as of February 29, 2000 and February 28, 1999, respectively.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 2 - MARKETABLE SECURITIES (CONT'D)
-----------------------------------

OTHER SECURITIES

         In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of February 29, 2000 and February 28, 1999 was $118,750 and $125,000, respectively and the unrealized holding loss on this security was $281,250 and $275,000 as of February 29, 2000 and February 28, 1999, respectively.

NOTE 3-  COMMITMENTS AND CONTINGENCIES
-----------------------------------

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

         In January 2000, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape and full page advertisements in the Lamaze Parent Magazine at a cost of $213,362. The extended agreement commences in April 2000. As of February 29, 2000, the Company paid $80,162 and is recognizing this as a prepaid expense on the balance sheet. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading on line women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze YOU AND YOUR BABY educational videotape through the year 2003.

         In November 1999, the Company signed a Letter of Intent to expand its U-Cord program into the European marketplace. The Company received a non-refundable payment of $100,000 in November 1999 which is recorded as a deposit. On April 6, 2000, the formal agreement was signed. The Company will receive $1,400,000 initially as a combination of cash and notes payable for the marketing rights and technology transfer; payments are due in full by July 1, 2001. The Company will also receive an on-going percentage of the revenues generated from the European operations.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 4 - LEGAL PROCEEDINGS
-----------------------------------

         On or about July 11, 1996, CRYO-CELL filed suit in San Francisco Superior Court against the University of Arizona, Dr. David Harris and Cord Blood Registry, Inc. (CBR). The suit claimed breach of contract and other related business torts. After settlement discussions were unproductive, the University of Arizona counter-sued CRYO-CELL for breach of contract and negligent misrepresentation on March 27, 1997.

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

         On December 17, 1999, Judge Alicemarie H. Stotler of the United States District Court in the Central District of California, issued an Order in which she: (1) granted CRYO-CELL International, Inc.'s ("CRYO-CELL") Motion to Strike Punitive Damages and Dismiss Part of the Complaint; (2) granted Daniel Richard's, Mark Richard's and Gerald F. Maass' (the "Individual Defendants") Motion to Dismiss Complaint for Lack of Personal Jurisdiction; and (3) granted in part and denied in part Horwitz & Beam, Inc.'s ("H&B") Motion for Order Dismissing Counterclaim and/or Strike Portions Thereof. As discussed

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 4 -          LEGAL PROCEEDINGS
-----------------------------------

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

              By granting CRYO-CELL's Motion to Strike Punitive Damages and Dismiss Part of the Complaint, the Court dismissed H&B's Fourth Claim for Relief for intentional misrepresentation, i.e., fraud, against CRYO-CELL and the Individual Defendants. The Court held that the promises purportedly made to H&B concerning the opening of an "escrow," even if not ultimately fulfilled, were not fraudulent. In fact, the Court said that "although the Individual Defendants clearly made representations that an 'escrow' would be established, their not having done so, in light of uncertainties of the future course of litigation and their misgivings of plaintiff's performance, suggests nothing more than a negotiation of payment terms."

                  The Court granted CRYO-CELL's Motion to Strike Punitive Damages Claims with respect to H&B's Fifth Claim for Relief because such damages are not available in connection with negligence claims. Having dismissed the Fourth Claim for Relief for Fraud, H&B's motion to strike the punitive damages claimed in connection therewith was rendered moot.

NOTE 5   CONVERTIBLE NOTES
-----------------------------------

         In November 1998, the Company borrowed $530,000 on eleven convertible promissory notes. The notes had a term of six months at which time the principal plus interest, at 8% per year was due. The promissory notes contained a conversion provision to the Company's restricted common stock at $2.00 per share. In February 1999, the loan agreements were converted to 302,000 shares of the Company's common stock at a price of $1.75 per share. The loan holders agreed to forego any accrued interest and any registration rights. All shares are subject to Rule 144.

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

NOTE 6          STOCKHOLDERS' EQUITY
-----------------------------------

         During the first quarter of fiscal 2000, the Company received $433,580 from the exercise of options to purchase 160,410 shares of common stock. In February 2000, the Company received $21,000 from the sale of 5,000 shares of its common stock. All shares are subject to Rule 144.

         The Company made payments for consulting services through the issuance of common stock. Consulting fees of $34,132 were paid by the issuance of 5,029 common shares during the first quarter of fiscal 2000.

         During March 2000, subsequent to the balance sheet date, the Company received $1,739,750 from the exercise of 589,500 options to purchase shares of its common stock. All shares are subject to Rule 144.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 7          AGREEMENTS
-----------------------------------

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

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 7          AGREEMENTS (CONT'D)
-----------------------------------

SAGGI CAPITAL

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

UNIVERSITY OF SOUTH FLORIDA AT TAMPA

         In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc. entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc.
to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. In addition, an application is being filed for the State of Florida I-4 matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on product sales.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE 8       RECEIVABLE LITIGATION
-----------------------------------

         On or about September 27, 1999 the Company accepted the University of Arizona's offer of $800,000 to settle its litigation. In September 1999, the Company received $441,000 from the University of Arizona leaving a balance of $359,000 that is being held in escrow to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company reduced the award to $510,178 and recognized this as gain on litigation. This reduction includes a 20% contingency fee ($160,000) to the Company's previous attorneys and $129,822 in contested legal fees that the Company feels are not due and owing under the contract (See Note 4). When the $289,822 is netted against the $359,000 held in escrow the result is a receivable balance of $69,178. The Company has requested the release of the $69,178 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of the Company's settlement of the $1,170,000 original jury award.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         CRYO-CELL International, Inc. is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord-TM-) blood stem cells for autologous/sibling use. Having recently celebrated its 10-year anniversary, the Company believes that it is the oldest of all of the commercial companies currently specializing in separated umbilical cord blood stem cell storage. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment and presently, the Company's mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens in one site. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

         Given the potential benefits of U-Cord stem cell preservation, the number of stored specimens is still very small relative to the population and the approximately four million births per annum in the United States alone. Outside of lack of awareness, a critical reason for this low level of market penetration is the misperception of the high cost of the procedure and storage versus the relatively low incidence of use. However, evolving medical technology could significantly increase the utilization of the U-Cord blood for transplantation. A number of competitors in this market have been charging upwards of $1000 - $1500 for this procedure plus a fee for storage. The cost is usually not covered by insurance. The Company's strategy is to make this procedure affordable and within financial reach of most families. The growth and profitability of the Company will come from increases in specimen volume driven by its marketing approaches, resulting in an increasing base of annual renewal fees.

         In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has annual births in excess of 9,000 and will be offering its stem cell banking services to the parents of these newborns. Women & Infants laboratory personnel have completed their training at the Company's state of the art facility in Clearwater, Florida; commencement of processing and storage at Women & Infants laboratory is expected to commence in May 2000.

         During 2000, all U-cordTM blood processing and preservation will be done at the Company's facility with the exception of those specimens processed at Women & Infants Hospital in Providence, Rhode Island. It is anticipated that this shift in focus will limit the number of new LifespanSM Center implementations in the future.

         During the period since its inception, the Company's research and development activities have principally involved the design and development of its cellular storage systems ("CCEL Cellular Storage System") and in securing patents on the same.

         The Company's technology involves patented, multi-faceted cellular storage units and the technology for processing stem cells from umbilical cord blood. The Company believes that its long-term cellular storage unit will provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The unit are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

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

         In July 1999, the Company was informed that the patent on the CCEL III computer controlled robotically operated cellular storage system has been granted. The CCEL III is designed to be multi-functional and to meet international manufacturing requirements. When completely developed the unit will be able to store more than 35,000 specimens in 5ml vials. Moreover, as many as 8 million one inch vials could be preserved in approximately 250 square feet. The Company's attorneys are filing for patents in 17 European countries, including the United Kingdom, Germany, France, Italy, Ireland, the Benelux countries, plus Canada, Japan and others. The prototype is expected to be complete in the second quarter of 2000.

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

         The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended February 29, 2000 as compared to the same period of the prior year.

GENERAL

         To increase awareness of its services, the Company has invested in a variety of marketing programs designed to educate expectant parents and those medical caregivers to whom they turn to for advice.

         The Company markets its preservation services by targeting expectant parents directly and by distributing information to obstetricians, pediatricians, Lamaze instructors, childbirth educators, certified nurse-midwives and other related healthcare professionals. In addition, the Company exhibits at conferences, trade shows and other media focusing on the expectant parent market. Of significant note is the increasing level of interest being generated by the Company's Web site, www.CRYO-CELL.com.

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

         In January 2000, the Company entered into a strategic marketing alliance with DNA Dynamics, Inc. DNA Dynamics, a genetic resources company, offers comprehensive DNA identification services for families, especially those with newborns. The alliance will allow the two companies to combine marketing efforts in areas such as Web site linkages, shared advertising, joint displays at trade shows as well as offering both DNA identification and cryogenic cellular storage services to their respective sales channels. Significant marketing synergies exist in reaching both expectant parents and medical professionals, especially OB/GYNs.

UNIVERSITY OF SOUTH FLORIDA AT TAMPA

         In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc.
In addition, an application is being filed for a State of Florida I-4 matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales.

         In November 1999, the Company signed a Letter of Intent to expand its U-Cord program into the European marketplace. The Company received a non-refundable payment of $100,000 in November 1999 which is recorded as a deposit. On April 6, 2000, the formal agreement was signed. The Company will receive $1,400,000 initially as a combination of cash and notes payable for the marketing rights and technology transfer; payments are due in full by July 1, 2001. The Company will also receive an on-going percentage of a revenues generated from the European operations.

         In March 2000, the Company launched its Mother to MotherTM Network program to offer the Company's umbilical cord blood preservation program to expectant parents. The network is comprised of mothers who have stored their newborn's U-Cord blood stem cells with the Company. The mothers will be contacting expectant parents, OB/GYN's and medical caregivers advising them of the potentially life-saving service.

         The Company has established a Medical & Scientific Advisory Board comprised of the more than 10 researchers, physicians and scientists from various fields such as oncology, stem cell research, hematology, genetic research, assisted reproduction and other specialties. Many of the Company's Advisory Board members are heads of departments and are committed to cellular storage as part of new services to improve patient care and saves lives.

         During the quarter, the Company continued its program of marketing its Revenue Sharing Agreements. Under this arrangement the Company shares its storage revenues with investors who receive entitlements on storage spaces.

MANAGEMENT

         At present there are 17 employees on the staff of the Company. Daniel
D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

E. Thomas Deutsch, III, Chief Information Officer. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a bachelor of science degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company's communications and information systems, developing, implementing and supporting the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

RESULTS OF OPERATIONS

REVENUES. Revenues for the three months ended February 29, 2000 were $425,903 as compared to $219,466 for the same period in 1999 representing a 94% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-CordTM stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the second quarter of fiscal 2000.

COST OF SALES. Cost of sales for the three months ended February 29, 2000 were $163,607 as compared to $100,825 in 1999. For the period ended February 29, 2000, $16,128 of the total cost of sales represents the entitlements associated with the Revenue Sharing Agreements as compared to $10,328 in 1999. The remaining cost of sales for the three months ended February 29, 2000 and 1999 represents the associated expenses resulting from the processing and testing of the U-CordTM specimens in the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the three months ended February 29, 2000 were $576,636 as compared to $498,232 in 1999. The increase reflects the expense of market development, client services associated with the Company's cellular storage program, continued product development, and the establishment of an expanded management team to handle the continuing growth.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the three months ended February 29, 2000, were $21,191 as compared to $23,316 in 1999. The reduction reflects the impact of previous investments and pre-payments toward the conclusion of the Company's third generation cellular storage system.

LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2000, the Company had cash and cash equivalents of $1,530,177 as compared to $289,489 at February 28, 1999. The increase in cash and cash equivalents was due primarily to the conclusion of a private placement equity financing during November 1999. The gross proceeds from this offering was $1,100,000 through the sale of 250,000 shares of the Company's restricted common stock. In March 2000, subsequent to the balance sheet date, the Company received an additional $1,700,000 from the exercise of options to purchase shares of its common stock.

         To date, the Company's sources of cash have been from the sales of its U-Cord program to customers, the issuance of its own equities, the sale of Revenue Sharing Agreements, and the sale of subsidiary stock (prior to 1998). At February 29, 2000, the Company is virtually debt-free.

         The Company anticipates that cash reserves, cash flows from operations and receivables from its agreements will be sufficient to fund its growth. Cash flows from operations will depend primarily on increasing revenues resulting from an extensive umbilical cord blood cellular storage marketing campaign. The Company's direct sales of its U-CordTM cellular storage program have increased significantly due to the awareness being created through its activities with Lamaze Publishing, the Company's Web site and other forms of marketing exposure.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-----------------------------------

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

         By granting CRYO-CELL's Motion to Strike Punitive Damages and Dismiss Part of the Complaint, the Court dismissed H&B's Fourth Claim for Relief for intentional misrepresentation, i.e., fraud, against CRYO-CELL and the Individual Defendants. The Court held that the promises purportedly made to H&B concerning the opening of an "escrow," even if not ultimately fulfilled, were not fraudulent. In fact, the Court said that "although the Individual Defendants clearly made representations that an 'escrow' would be established, their not having done so, in light of uncertainties of the future course of litigation and their misgivings of plaintiff's performance, suggests nothing more than a negotiation of payment terms."

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

         CRYO-CELL has established an escrow in the amount of $359,000 to cover the disputed legal fees ($129,822) and the 20% recovery of the Judgement against the University of Arizona and David Harris. The Company has requested the release of $69,178 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of CRYO-CELL's settlement of the $1,170,000 original jury award.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                    3.1      Certificate of Incorporation (1)
                    3.11     Amendment to Certificate of Incorporation (1)
                    3.2      By-Laws (1)
                    3.21     Board Minutes to Amendment of By-Laws (1)
                    10.11    Agreement with InstaCool of North America, Inc. (2)
                    10.12    Agreement with the University of Arizona (2)
                    10.13    Agreement with Illinois Masonic Medical Center (4)
                    10.14    Agreement with Bio-Stor (4)
                    10.15    Agreement with Gamida-MedEquip (4)
                    10.16    Agreement with ORNDA HealthCorp (Tenet HealthSystem Hospitals, Inc.) (4)
                    10.17    Convertible Note from Net/Tech International, Inc.
                             Dated November 30, 1995 (3)
                    10.18    Amended Agreement with Bio-Stor (5)
                    10.19    Agreement with Dublind Partners, Inc. (6)
                    10.20    Agreement with Medical Marketing Network, Inc. (6)
                    21       List of Subsidiaries (3)
                    27       Financial Data Schedule

         ------------------

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

               (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

               (4) Incorporated by reference to the Companyis Annual Report on Form 10-K for the year ended November 30, 1996.

               (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

               (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

               (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

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

               (3) Form 8-K filed February 16, 2000 - The judge issued an order in which she (1) granted the Company's motion to strike punitive damages and dismiss part of the complaint, (2) granted Daniel Richard's, Mark Richard's and Gerald Maass' motion to dismiss complaint for lack of personal jrisdiction, and (3) granted in part and denied in part Horwitz & Beam, Inc.'s motionto for order dismissing counterclain and/or strike portions thereof.

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

                                        CRYO-CELL INTERNATIONAL, INC.

                                       /s/DANIEL D. RICHARD
                                       ------------------------------
                                       Daniel D. Richard
                                       Chief Executive Officer

Date: April 14, 2000