Form 10QSB
period 2000-05-31
CRYO CELL INTERNATIONAL INC
filed 2000-07-14
CIK 862692

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the quarterly period ended May 31, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the transition period from               to
                                   -------------    -------------

Commission File Number 0-23386

                          CRYO-CELL INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                       22-3023093
----------------------------                        --------------------
(State or other Jurisdiction                         (I.R.S. Employer
    of Incorporation or                              Identification No.)
       Organization)

         3165 MCMULLEN BOOTH ROAD, BUILDING B, CLEARWATER, FLORIDA 33761
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                         Yes /X/        No / /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 2000, 10,033,889 shares of $0.01 par value common stock were outstanding.

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

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         May 31,          November 30,
                                                                                          2000                1999
                                                                                      --------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                            $ 3,119,917          $ 1,555,190
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $14,688)                                                         192,741               57,548
   Receivable - litigation                                                                   69,178               69,178
   Receivable - Revenue Sharing Agreement                                                   400,000              450,000
   Marketable securities                                                                    329,745              109,407
   Refundable income taxes                                                                    1,596                  890
   Prepaid expenses and other current assets                                                323,197              200,266
                                                                                      --------------    -----------------
                  Total current assets                                                    4,436,374            2,442,479
                                                                                      --------------    -----------------

PROPERTY AND EQUIPMENT                                                                    2,934,873            2,719,804
                                                                                      --------------    -----------------
OTHER ASSETS
   Intangible assets (net of amortization of $77,641 and $65,864, respectively)              73,485               66,095
   Marketable securities                                                                    399,257              219,383
   Investment option to purchase                                                             75,000                    -
   Deposits with vendors and others                                                          31,843               82,681
                                                                                      --------------    -----------------
                  Total other assets                                                        579,585              368,159
                                                                                      --------------    -----------------
                                                                                        $ 7,950,832          $ 5,530,442
                                                                                      ==============    =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         May 31,          November 30,
                                                                                          2000                1999
                                                                                      --------------    -----------------
CURRENT LIABILITIES
   Accounts payable                                                                     $   157,938          $    35,689
   Accrued expenses and withholdings                                                        165,545              167,189
   Current portion of obligations under capital leases                                        7,265                7,604
                                                                                      --------------    -----------------
             Total current liabilities                                                      330,748              210,482
                                                                                      --------------    -----------------
OTHER LIABILITIES
    Unearned revenue                                                                        239,154              145,535
    Deposits                                                                                 30,375              124,550
    Obligations under capital leases-net of current portion                                  14,568               17,652
                                                                                      --------------    -----------------
Total other liabilities                                                                     284,097              287,737
                                                                                      --------------    -----------------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized and unissued)                               -                    -
   Common stock (20,000,000 $.01 par value common shares
      authorized; 10,033,889 at May 31, 2000 and 9,193,155
      at November 30, 1999 issued and outstanding)                                          100,339               91,932
   Additional paid-in capital                                                            14,843,512           12,351,688
   Net realized gain (loss) on marketable securities                                        326,502              (71,210)
   Accumulated deficit                                                                   (7,934,366)          (7,340,187)
                                                                                      --------------    -----------------
Total stockholders' equity                                                                7,335,987            5,032,223
                                                                                      --------------    -----------------
                                                                                        $ 7,950,832          $ 5,530,442
                                                                                      ==============    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         --------------------------------  ------------------------------
                                                            May 31,          May 31,         May 31,          May 31,
                                                              2000            1999            2000             1999
                                                         --------------- ---------------- ---------------  ---------------
REVENUE                                                       $ 603,532        $ 311,749     $ 1,029,435        $ 531,216
                                                         --------------- ---------------- ---------------  ---------------

COSTS AND EXPENSES:

   Cost of sales                                                219,796          130,613         383,403          231,438
   Marketing, general & administrative expenses                 653,388          531,768       1,230,024        1,030,000
   Research, development and related engineering                174,534           19,190         195,725           42,505
   Depreciation and amortization                                 23,240           28,580          54,549           57,161
                                                         --------------- ---------------- ---------------  ---------------

                        Total cost and expenses               1,070,958          710,151       1,863,701        1,361,104
                                                         --------------- ---------------- ---------------  ---------------

OPERATING LOSS                                                 (467,426)        (398,402)       (834,266)        (829,888)
                                                         --------------- ---------------- ---------------  ---------------

OTHER INCOME AND (EXPENSE):

   Interest Income                                               25,974                -          41,332                -
   Interest Expense                                                (371)            (521)         (1,245)          (2,546)
   Other Income                                                 200,000                -         200,000                -
   Settlement on Litigation                                           -          341,000               -          341,000
                                                         --------------- ---------------- ---------------  ---------------
                        Total other income                      225,603          340,479         240,087          338,454

                                                         --------------- ---------------- ---------------  ---------------
NET LOSS                                                     $ (241,823)       $ (57,923)     $ (594,179)      $ (491,434)
                                                         =============== ================ ===============  ===============

NET LOSS PER SHARE                                               ($0.02)          ($0.01)         ($0.06)          ($0.06)
                                                         =============== ================ ===============  ===============


Number of Shares Used In Computation                          9,895,148        8,549,460       9,599,764        8,207,458
                                                         =============== ================ ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                            -----------------------------------------------
                                                                                 May 31,                   May 31,
                                                                                  2000                      1999
                                                                               (unaudited)               (unaudited)
                                                                            ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                        $ (594,179)               $ (491,434)
 Adjustments to reconcile net loss
   to cash used for operating activities:
   Depreciation and amortization                                                     62,618                    57,161
   Issuance of common stock for interest and services rendered                       64,632                   117,334
 Changes in assets and liabilities:
    Accounts receivable                                                            (135,193)                  (24,013)
    Receivable - Revenue Sharing Agreement                                           50,000                         -
    Receivable - Litigation                                                               -                  (341,000)
    Prepaid expenses and other current assets                                      (122,931)                 (141,467)
    Deposits                                                                         50,838                         -
    Accounts payable                                                                122,248                    82,037
    Accrued expenses                                                                 (1,644)                 (155,733)
    Refundable income taxes payable                                                    (706)                        -
    Unearned revenue and deposits                                                      (556)                   66,009
                                                                            ----------------           ---------------
NET CASH USED FOR OPERATING ACTIVITIES                                             (504,798)                 (831,106)
                                                                            ----------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment -option to purchase                                                   (75,000)                        -
   Purchases of  securities                                                          (2,500)                        -
   Purchases of property and equipment                                             (265,890)                   (8,390)
   Payments for intangible assets                                                   (19,187)                        -
                                                                            ----------------           ---------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                             $ (362,577)               $   (8,390)
                                                                            ----------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of securities                                              21,000                 1,015,208
   Proceeds (repayment) of short term borrowings                                          -                  (550,000)
   Exercise of stock options                                                      2,414,600                         -
   Repayment of capital leases                                                       (3,423)                   (2,336)
                                                                            ----------------           ---------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES:                    2,432,177                   462,872
                                                                            ----------------           ---------------

                              Decrease in cash and cash equivalents               1,564,802                  (376,624)

Beginning of period                                                               1,555,190                   499,696
                                                                            ----------------           ---------------
End of period                                                                     3,119,917                   123,072
                                                                            ================           ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest                                                                        $    1,245                $      521
                                                                            ----------------           ---------------
 Income taxes                                                                    $        -                $        -
                                                                            ----------------           ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                            ----------------           ---------------
Debt converted into common stock                                                 $        -                $  530,000
                                                                            ================           ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of May 31, 2000 and November 30, 1999, Consolidated Statements of Operations for the three and six months ended May 31, 2000 and May 31, 1999, and Consolidated Statement of Cash Flows for the six months ended May 31, 2000 and May 31, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2000 and for all periods presented have been made.

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

         The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $529,621 and $685,933 to reflect the fair market value of the investment as of May 31, 2000 and May 31, 1999, respectively.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE 2 - MARKETABLE SECURITIES (CONT'D)

OTHER SECURITIES

         In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of May 31, 2000 and May 31, 1999 was $196,880 and $68,000, respectively and the unrealized holding loss on this security was $203,120 and $332,000 as of May 31, 2000 and May 31, 1999, respectively.

NOTE 3-  COMMITMENTS AND CONTINGENCIES

         In June 1998, the Company entered into an agreement, with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-CordTM stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000, which is classified as a deposit on the balance sheet. The Company is currently working with local medical practices, hospitals, and other medical industry organizations to implement this project.

         As part of the September 1998 agreement between a consultant and the Company, the Company committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by the consultant and his team of sub-contractors. The original contract was for a five-year period and provides for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and 50,000 shares to be issued at various times during the contract period. In November 1999 the agreement was renegotiated with the 60,000 common shares previously issued representing payment in full.

         In January 2000, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape and full-page advertisements in the Lamaze Parent Magazine at a cost of $213,362. The extended agreement commenced in April 2000. As of May 31, 2000, the Company paid $109,762 and is recognizing this as a prepaid expense on the balance sheet. The prepaid expense is being prorated over the term of the contract and expensed accordingly. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading on line women's network. The Company's agreements with Lamaze will remain intact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze YOU AND YOUR BABY educational videotape through the year 2003.

         On April 6, 2000, the Company signed an agreement to establish CRYO-CELL Europe. Under the terms of the agreement, the Company has licensed the marketing rights to Europe for the Company's U-CordTM program. In return for the marketing rights and technology transfer the Company will receive $1,400,000. As of May 31, 2000 the Company received $200,000. The scheduled payments of the remaining $1,200,000 commenced July 1, 2000 with the receipt of an additional $200,0000 payment. The remaining payments ($1,000,000) are due in full by July 1, 2001. The Company will also receive an on-going percentage of the revenues generated from the European operations.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE 4 - LEGAL PROCEEDINGS (CONT'D)

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

         On or about September 27, 1999 the Company accepted the University's offer of $800,000 and settled the matter. On September 30, 1999, the Company received $441,000 from the University of Arizona. The remaining balance of $359,000 is being held in escrow, to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above-described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. The court granted a summary judgment dismissal in favor of CBR. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case and certain aspects of its case against the University of Arizona. There is a dispute concerning the amount of fees owed by the Company to Horwitz & Beam.

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

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE 4 - LEGAL PROCEEDINGS (CONT'D)

The net effect of this order was to reframe the Complaint as a fee dispute, as opposed to a multi-million dollar claim for fraud against CRYO-CELL and its corporate officers. By its order, the Court has barred recovery in this action against the Individual Defendants, and has reduced CRYO-CELL's exposure from over $3.5 million dollars to $129,822, plus a possible award of attorneys' fees.

NOTE 5   CONVERTIBLE NOTES

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

         In October 1998, the Company entered into a convertible note agreement borrowing $10,000 from an investor. The note has a term of one year at which time the principal plus interest, at 20% per year, will be due. The note holder has the option to be paid in full for interest plus principal or to convert to the Company's common stock at $2.00 per share. In October 1999, the note holder converted the promissory to 6,000 shares of the Company's restricted common stock. All shares are subject to Rule 144.

NOTE 6   STOCKHOLDERS' EQUITY

         During the first and second quarters of fiscal 2000, the Company received $2,414,600 from the exercise of options to purchase 827,250 shares of common stock. In February 2000, the Company received $21,000 from the sale of 5,000 shares of its common stock.

         The Company made payments for consulting services through the issuance of common stock. Consulting fees of $64,632 were paid by the issuance of 8,484 common shares as of May 31, 2000.

NOTE 7   AGREEMENTS

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

ILLINOIS

         In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company's portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center. Since the Company will no longer be storing new specimens in Chicago, the

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE 7   AGREEMENTS (CONT'D)

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

NEW JERSEY

         On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $100,000 have been received and the remaining $400,000 due in November 2000, is recorded as a receivable. When the Company receives the $400,000 the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

SAGGI CAPITAL

          In January 2000, the Company renewed its contract with Saggi Capital. The new agreement provides business consulting and investor relations services for the Company through January 2001.

WOMEN & INFANTS' HOSPITAL OF RHODE ISLAND

         In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island (nhospitali) for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. The hospital will be offering its stem cell banking services to parents of approximately 9,000 babies who are born each year at this facility. Under the terms of the agreement the hospital will provide the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. The storage revenues will be divided 75% to the Company and 25% to the hospital, while the hospital is entitled to 100% of the processing revenue. Additionally, if processing revenue is insufficient to cover the fixed costs of the cord blood bank, CRYO-CELL will be responsible to pay the shortfall. In order to cover the possible shortfall the hospital required $50,000 to be placed in escrow.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE 7   AGREEMENTS (CONT'D)

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

UNIVERSITY OF SOUTH FLORIDA AT TAMPA

         In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. As of May 31, 2000, CCEL-BIO-THERAPIES has funded $150,000 toward this research, with $50,000 remaining in reserve. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering this technology. The Company has been granted worldwide marketing rights for any product developed as a result of this research program and the University will receive standard royalty payments on any product sales.

NOTE 8   RECEIVABLE LITIGATION

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

NOTE 9   INVESTMENT - OPTION TO PURCHASE

         On September 23, 1999, the Company entered into a 20-year exclusive agreement with the Cancer Group Institute, LLC, the nation's premier cancer information service. Per the agreement The Cancer Group Institute, LLC received options to purchase 10,000 shares of the Company's common stock in return the Company has an option to purchase 100% of The Cancer Group Institute's common stock. The purchase price of The Cancer Group Institute, LLC will be between $1,500,000 and $2,000,000, depending on the date the Company acquires ownership. As of May 31, 2000, $75,000 has been paid to The Cancer Group Institute, LLC.

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

         In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has approximately 9,000 annual births and will be offering its stem cell banking services to the parents of these newborns. Women & Infants laboratory personnel have completed their training at the Company's state of the art facility in Clearwater, Florida; commencement of processing and storage at Women & Infants laboratory is expected to commence Summer 2000.

         During 2000, all U-CordTM blood processing and preservation will be done at the Company's facility with the exception of those specimens processed at Women & Infants Hospital in Providence, Rhode Island. It is anticipated that this shift in focus will limit the number of new LifespanSM Center implementations in the future.

         During the period since its inception, the Company's research and development activities have principally involved the design and development of its cellular storage systems (CCEL Cellular Storage System) and in securing patents on the same.

          The Company's technology involves patented, multi-faceted cellular storage units and the technology for processing stem cells from umbilical cord blood. The Company believes that its long-term cellular storage unit will provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The unit is controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

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

         In July 1999, the Company was informed that the patent on the CCEL III computer controlled robotically operated cellular storage system has been granted. The CCEL III is designed to be multi-functional and to meet international manufacturing requirements. When completely developed the unit will be able to store approximately 30,000 specimens in 5ml vials. Moreover, as many as 8 million one inch vials could be preserved in approximately 250 square feet. The Company's attorneys are filing for patents in 17 European countries, including the United Kingdom, Germany, France, Italy, Ireland, the Benelux countries, plus Canada, Japan and others. The prototype is expected to be complete in the third quarter of 2000.

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

         Sperm storage is another potential use of the Company's cellular storage systems. Male cancer patients of childbearing age can store sperm to protect their ability to have children in the event they are rendered impotent due to chemotherapy or radiation treatment. Women could also store gametes (eggs) for future use.

         The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended May 31, 2000 as compared to the same period of the prior year.

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

         CRYO-CELL has renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape. The agreement has been extended for three (3) years and calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction program. The tutorial tape, which is distributed by over 10,000 instructors, discusses the importance of cord blood storage and refers viewers to the full-page ad that the Company has placed in the Lamaze PARENTS Magazine, which is distributed to 2.4 million expectant mothers. During 2000, 600,000 YOU AND YOUR BABY CD's will be distributed through WAL-MART stores for the first time. The Company also places an ad in LAMAZE PARA PADRES, Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 2003.

         In March 2000, the Company agreed to be a sponsor of the 2000 ACOG Meeting CD-ROM. The CD will include a segment on the Company's U-CordTM program and will be distributed to approximately 40,000 ACOG (American College of Obstetricians and Gynecologists) members. The distribution is scheduled for late July 2000.

         In June 1998, the Company entered into an agreement with International Broadcast Corporation (IBC). IBC was to produce a one-half hour infomercial relating to the Company's U-Cord stem cell processing and storage activities. IBC has since been acquired by 5th Avenue Channel Corp. In May 1999, the Company signed an AGREEMENT With 5th Avenue Channel Corp. Under the terms of the new agreement, the Company and 5th Avenue Channel Corp. will have an equal 50-50 partnership in a new corporation, the Newbirth Network, Inc. This new entity will offer important health information and products to expectant parents through 5th Avenue's television, Internet and mass marketing distributions. Upon calling 5th Avenue Channel's toll-free number, expectant parents can receive a videotape explaining the option they have for storing their newborn's cord blood stem cells. 5th Avenue Channel has committed to producing and distributing a minimum of one million tapes for a small shipping and handling charge.

         In July 1999, the Company entered into a 20-year exclusive agreement with the Cancer Group Institute, LLC, the nation's premier cancer information service. Approximately 25,000 oncologists, radiologists and cancer patients daily access the Cancer Group's Web site, www.cancergroup.com. The multi-faceted agreement will initially focus on bringing expectant mothers who have a family history of cancer vital information about preserving their newborn's umbilical cord blood stem cells. Oncologists working with patients who are pregnant will be linked to the CRYO-CELL Web site to become more aware of the affordable alternative to having cord blood thrown away as waste material at birth. The Company will also be working with the Cancer Group to heighten the awareness of insurance companies, oncologists and cancer patients nationwide as to the importance of cord blood preservation for the family.

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

         In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. In addition, an application is being filed for a State of Florida I-4 matching grant. If the grants are approved an additional $100,000 per grant will be received, which would further research. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales.

         On April 6, 2000, the Company signed an agreement to establish CRYO-CELL Europe. Under the terms of the agreement, the Company has licensed the marketing rights to Europe for the Company's U-CordTM program. In return for the marketing rights and technology transfer the Company will receive $1,400,000. As of May 31, 2000 the Company received $200,000. The scheduled payments of $1,200,000 commenced July 1, 2000 with the receipt of an additional $200,000 payment. The remaining payments ($1,000,000) are due in full by July 1, 2001. The Company will also receive an on-going percentage of the revenues generated from the European operations.

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

MANAGEMENT

                  At present there are 19 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

Wanda D. Dearth, President and Chief Operating Officer. Ms Dearth joined the Company in June of 2000. Ms. Dearth joined the Company from kforce.com (formerly Romac International, Inc.) where she was Business Unit Vice President for the Nursing Division. Ms. Dearth has a history of over 15 years placing physicians and nurses throughout the U.S. She has over 20 years of marketing and operational experience with the majority of her career specializing in start-up operations. Ms. Dearth graduated from Miami University of Ohio with a B. S. in Business Administration.

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

Jill Taymans, Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed CFO in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over nine years in both the public and private sectors. Prior to joining the company she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the six months ended May 31, 2000 were $1,029,435 as compared to $531,216 for the same period in 1999 representing a 94% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-CordTM stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the third quarter of fiscal 2000.

COST OF SALES. Cost of sales for the six months ended May 31, 2000 were $383,403 as compared to $231,438 in 1999. For the period ended May 31, 2000, $24,741 of the total cost of sales represents the entitlements associated with the Revenue Sharing Agreements as compared to $20,660 in 1999. The remaining cost of sales for the six months ended May 31, 2000 and 1999 represents the associated expenses resulting from the processing and testing of the U-CordTM specimens in the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the six months ended May 31, 2000 were $1,230,024 as compared to $1,030,000 in 1999. The increase reflects the expense of market development, client services associated with the Company's cellular storage program, continued product development, and the establishment of an expanded management team to handle the continuing growth.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the six months ended May 31, 2000, were $195,725 as compared to $42,505 in 1999. For the period ended May 31, 2000, $150,000 of the total research, development and related engineering expenses represents a payment from CCEL BIO-THERAPIES, Inc. to the University of South Florida at Tampa for the research project regarding the technology for the potential treatment of a number of debilitating degenerative diseases. The remaining $45,725 represents the investment toward the conclusion of the Company's third generation cellular storage system.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2000, the Company had cash and cash equivalents of $3,119,917 as compared to $123,072 at May 31, 1999. The increase in cash and cash equivalents was due primarily to the conclusion of a private placement equity financing during November 1999. The gross proceeds from this offering was $1,100,000 through the sale of 250,000 shares of the Company's restricted common stock. During the first and second quarters of fiscal 2000, the Company received an additional $2,414,600 from the exercise of options to purchase 827,250 shares of common stock.

         To date, the Company's sources of cash have been from the sales of its U-Cord program to customers, the issuance of its own equities, the sale of Revenue Sharing Agreements, and the sale of subsidiary stock (prior to 1998). At May 31, 2000, the Company is virtually debt-free.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

I. In December 1992, CRYO-CELL entered into an exclusive agreement with the University of Arizona to develop and enhance a commercial (paid for) cord blood stem cell bank. Prior to this agreement the University of Arizona had not commenced storing any cord blood specimens. CRYO-CELL provided the means for the University to obtain approximately 1400 paying clients. Prior to the termination of the exclusive agreement, which CRYO-CELL alleges was unwarranted the University breached its contract with CRYO-CELL and entered into an Agreement with Cord Blood Registry, Inc. (CBR).

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                       3.1    Certificate of Incorporation(1)
                      3.11    Amendment to Certificate of Incorporation(1)
                       3.2    By-Laws(1)
                      3.21    Board Minutes to Amendment of By-Laws(1)
                     10.11    Agreement with InstaCool of North America, Inc.(2)
                     10.12    Agreement with the University of Arizona(2)
                     10.13    Agreement with Illinois Masonic Medical Center(4)
                     10.14    Agreement with Bio-Stor(4)
                     10.15    Agreement with Gamida-MedEquip(4)
                     10.16    Agreement with ORNDA HealthCorp (Tenet
                              HealthSystem Hospitals, Inc.)(4)
                     10.17    Convertible Note from Net/Tech International, Inc.
                              Dated November 30, 1995(3)
                     10.18    Amended Agreement with Bio-Stor(5)
                     10.19    Agreement with Dublind Partners, Inc.(6)
                     10.20    Agreement with Medical Marketing Network, Inc.(6)
                        21    List of Subsidiaries(3)
                        27    Financial Data Schedule

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

              (1)    Form 8-K filed September 12, 1997 - Resignation of William
                     C. Hardy as President, Chief Operating Officer and member of the Board. Resignation of Leonard Green from the Board of Directors.
              (2) Form 8-K filed November 18, 1997 - Company filed a multi-count lawsuit in the United States District Court, Northern District of New York claiming that Stainless Design Corporation of Saugerties, New York breached its contract.
              (3) Form 8-K filed February 16, 2000 - The judge Issued an order in which she (1) granted the Company's motion to strike punitive damages and dismiss part of the complaint,
                     (2) granted Daniel Richard's, Mark Richard's and Gerald Maass' motion to dismiss complaint for lack of personal jurisdiction, and (3) granted In part and denied In part Horwitz & Beam, Inc.'s motion to for order dismissing counterclaim and/or strike portions therof.
               (4) Form 8-K filed June 6, 2000 - Appointment of Wanda D. Dearth as President and Chief Operating Officer.
                  Supplemental Information to be furnished with reports filed pursuant to Section 15(d).
         (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRYO-CELL INTERNATIONAL, INC.

                                          /s/ DANIEL D. RICHARD
                                          --------------------------------------
                                          Daniel D. Richard
                                          Chief Executive Officer

Date: July 14, 2000