Form 10QSB/A
period 2000-05-31
CRYO CELL INTERNATIONAL INC
filed 2000-09-13
CIK 862692

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

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

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         May 31,          November 30,
                                                                                          2000                1999
                                                                                      --------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                            $ 3,119,917          $ 1,555,190
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $14,688)                                                         108,947               57,548
   Receivable - litigation                                                                   69,178               69,178
   Receivable - Revenue Sharing Agreement                                                   400,000              450,000
   Marketable securities                                                                    329,745              109,407
   Refundable income taxes                                                                    1,596                  890
   Prepaid expenses and other current assets                                                323,197              200,266
                                                                                      --------------    -----------------
                  Total current assets                                                    4,352,580            2,442,479
                                                                                      --------------    -----------------

PROPERTY AND EQUIPMENT                                                                    2,934,873            2,719,804
                                                                                      --------------    -----------------
OTHER ASSETS
   Intangible assets (net of amortization of $77,641 and $65,864, respectively)              73,485               66,095
   Marketable securities                                                                    399,257              219,383
   Investment option to purchase                                                             75,000                    -
   Deposits with vendors and others                                                          31,843               82,681
                                                                                      --------------    -----------------
                  Total other assets                                                        579,585              368,159
                                                                                      --------------    -----------------
                                                                                        $ 7,867,038          $ 5,530,442
                                                                                      ==============    =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         May 31,          November 30,
                                                                                          2000                1999
                                                                                      --------------    -----------------
CURRENT LIABILITIES
   Accounts payable                                                                     $   157,938          $    35,689
   Accrued expenses and withholdings                                                        165,545              167,189
   Current portion of obligations under capital leases                                        7,265                7,604
                                                                                      --------------    -----------------
             Total current liabilities                                                      330,748              210,482
                                                                                      --------------    -----------------
OTHER LIABILITIES
    Unearned revenue                                                                        239,154              145,535
    Deposits                                                                                 30,375              124,550
    Obligations under capital leases-net of current portion                                  14,568               17,652
                                                                                      --------------    -----------------
Total other liabilities                                                                     284,097              287,737
                                                                                      --------------    -----------------
STOCKHOLDERS' EQUITY
   Preferred stock (500,000 $.01 par value authorized and unissued)                               -                    -
   Common stock (20,000,000 $.01 par value common shares
      authorized; 10,033,889 at May 31, 2000 and 9,193,155
      at November 30, 1999 issued and outstanding)                                          100,339               91,932
   Additional paid-in capital                                                            14,843,512           12,351,688
   Net realized gain (loss) on marketable securities                                        326,502              (71,210)
   Accumulated deficit                                                                   (8,018,160)          (7,340,187)
                                                                                      --------------    -----------------
Total stockholders' equity                                                                7,252,193            5,032,223
                                                                                      --------------    -----------------
                                                                                        $ 7,867,038          $ 5,530,442
                                                                                      ==============    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         --------------------------------  ------------------------------
                                                            May 31,          May 31,         May 31,          May 31,
                                                              2000            1999            2000             1999
                                                         --------------- ---------------- ---------------  ---------------
REVENUE                                                       $ 519,738        $ 311,749     $   945,641        $ 531,216
                                                         --------------- ---------------- ---------------  ---------------

COSTS AND EXPENSES:

   Cost of sales                                                219,796          130,613         383,403          231,438
   Marketing, general & administrative expenses                 653,388          531,768       1,230,024        1,030,000
   Research, development and related engineering                174,534           19,190         195,725           42,505
   Depreciation and amortization                                 23,240           28,580          54,549           57,161
                                                         --------------- ---------------- ---------------  ---------------

                        Total cost and expenses               1,070,958          710,151       1,863,701        1,361,104
                                                         --------------- ---------------- ---------------  ---------------

OPERATING LOSS                                                 (551,220)        (398,402)       (918,060)        (829,888)
                                                         --------------- ---------------- ---------------  ---------------

OTHER INCOME AND (EXPENSE):

   Interest Income                                               25,974                -          41,332                -
   Interest Expense                                                (371)            (521)         (1,245)          (2,546)
   Other Income                                                 200,000                -         200,000                -
   Settlement on Litigation                                           -          341,000               -          341,000
                                                         --------------- ---------------- ---------------  ---------------
                        Total other income                      225,603          340,479         240,087          338,454

                                                         --------------- ---------------- ---------------  ---------------
NET LOSS                                                     $ (325,617)       $ (57,923)     $ (677,973)      $ (491,434)
                                                         =============== ================ ===============  ===============

NET LOSS PER SHARE                                               ($0.03)          ($0.01)         ($0.07)          ($0.06)
                                                         =============== ================ ===============  ===============


Number of Shares Used In Computation                          9,895,148        8,549,460       9,599,764        8,207,458
                                                         =============== ================ ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                            -----------------------------------------------
                                                                                 May 31,                   May 31,
                                                                                  2000                      1999
                                                                               (unaudited)               (unaudited)
                                                                            ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                        $ (677,973)               $ (491,434)
 Adjustments to reconcile net loss
   to cash used for operating activities:
   Depreciation and amortization                                                     62,618                    57,161
   Issuance of common stock for interest and services rendered                       64,632                   117,334
 Changes in assets and liabilities:
    Accounts receivable                                                             (51,399)                  (24,013)
    Receivable - Revenue Sharing Agreement                                           50,000                         -
    Receivable - Litigation                                                               -                  (341,000)
    Prepaid expenses and other current assets                                      (122,931)                 (141,467)
    Deposits                                                                         50,838                         -
    Accounts payable                                                                122,248                    82,037
    Accrued expenses                                                                 (1,644)                 (155,733)
    Refundable income taxes payable                                                    (706)                        -
    Unearned revenue and deposits                                                      (556)                   66,009
                                                                            ----------------           ---------------
NET CASH USED FOR OPERATING ACTIVITIES                                             (504,873)                 (831,106)
                                                                            ----------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment -option to purchase                                                   (75,000)                        -
   Purchases of  securities                                                          (2,500)                        -
   Purchases of property and equipment                                             (265,890)                   (8,390)
   Payments for intangible assets                                                   (19,187)                        -
                                                                            ----------------           ---------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                             $ (362,577)               $   (8,390)
                                                                            ----------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of securities                                              21,000                 1,015,208
   Proceeds (repayment) of short term borrowings                                          -                  (550,000)
   Exercise of stock options                                                      2,414,600                         -
   Repayment of capital leases                                                       (3,423)                   (2,336)
                                                                            ----------------           ---------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES:                    2,432,177                   462,872
                                                                            ----------------           ---------------

                       Increase (decrease) in cash and cash equivalents           1,564,727                  (376,624)

Beginning of period                                                               1,555,190                   499,696
                                                                            ----------------           ---------------
End of period                                                                     3,119,917                   123,072
                                                                            ================           ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest                                                                        $    1,245                $      521
                                                                            ----------------           ---------------
 Income taxes                                                                    $        -                $        -
                                                                            ----------------           ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                            ----------------           ---------------
Debt converted into common stock                                                 $        -                $  530,000
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

NOTE 10  CORRECTION OF AN ERROR

         The revenue in the original 10-QSB filing for the period ending May 31, 2000 was overstated by $83,794 due to a posting error that occurred during the implementation of new accounting software.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the six months ended May 31, 2000 were $945,641 as compared to $531,216 for the same period in 1999 representing a 78% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-Cord-TM- stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the third quarter of fiscal 2000. The revenue in the original 10-QSB filing was inadvertently overstated due to a posting error with the implementation of a new accounting software system installed to handle the Company's growth. This error occurred during the transition period between accounting systems. The Company and the software dealer have taken necessary steps to assure this will not reoccur.

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

Date: September 13, 2000