Form 10QSB
period 2000-08-31
CRYO CELL INTERNATIONAL INC
filed 2000-10-13
CIK 862692

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended August 31, 2000

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

           Yes  /X/                              No  / /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 2000, 10,089,189 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes / /  No /X/

                          CRYO-CELL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                                 3

         Condensed Consolidated Statements of Operations                       4

         Condensed Consolidated Statement of Cash Flows                        5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  12


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      21


SIGNATURES                                                                    22

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                                       August 31,          November 30,
                                                                                          2000                1999
                                                                                      --------------    -----------------
Current Assets
   Cash and cash equivalents                                                            $ 3,318,689          $ 1,555,190
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $14,688)                                                         134,497               57,548
   Receivable - Litigation                                                                   69,178               69,178
   Receivable - Revenue Sharing Agreement                                                   400,000              450,000
   Receivable - CRYO-CELL Europe                                                            600,000                    -
   Receivable - Insurance Claim                                                              62,631                    -
   Marketable securities                                                                    288,315              109,407
   Refundable income taxes                                                                      790                  890
   Prepaid expenses and other current assets                                                228,053              200,266
                                                                                      --------------    -----------------
                  Total current assets                                                    5,102,153            2,442,479
                                                                                      --------------    -----------------

Property and Equipment                                                                    2,998,930            2,719,804
                                                                                      --------------    -----------------

Other Assets
   Intangible assets (net of amortization of $83,560 and $65,864, respectively)              72,030               66,095
   Marketable securities                                                                    294,235              219,383
   Investment option to purchase                                                            100,000                    -
   Deposits with vendors and others                                                          29,195               82,681
                                                                                      --------------    -----------------
                  Total other assets                                                        495,460              368,159
                                                                                      --------------    -----------------
                                                                                        $ 8,596,543          $ 5,530,442
                                                                                      ==============    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                       August 31,          November 30,
                                                                                          2000                1999
                                                                                      --------------    -----------------
Current Liabilities
   Accounts payable                                                                        $ 73,668             $ 35,689
   Accrued expenses and withholdings                                                        144,813              167,189
   Unearned revenue - CRYO-CELL Europe                                                    1,000,000                    -
   Current portion of obligations under capital leases                                        6,556                7,604
                                                                                      --------------    -----------------
             Total current liabilities                                                    1,225,037              210,482
                                                                                      --------------    -----------------

Other Liabilities
    Unearned revenue                                                                        284,296              145,535
    Deposits                                                                                 30,500              124,550
    Obligations under capital leases-net of current portion                                  13,001               17,652
                                                                                      --------------    -----------------
Total other liabilities                                                                     327,797              287,737
                                                                                      --------------    -----------------

Stockholders' Equity
   Preferred stock (500,000 $.01 par value authorized and unissued)                               -                    -
   Common stock (20,000,000 $.01 par value common shares
      authorized; 10,089,189 at August 31, 2000 and 9,193,155
      at November 30, 1999 issued and outstanding)                                          100,892               91,932
   Additional paid-in capital                                                            15,041,350           12,351,688
   Net realized gain (loss) on marketable securities                                        180,050              (71,210)
   Accumulated deficit                                                                   (8,278,583)          (7,340,187)
                                                                                      --------------    -----------------
Total stockholders' equity                                                                7,043,709            5,032,223
                                                                                      --------------    -----------------
                                                                                        $ 8,596,543          $ 5,530,442
                                                                                      ==============    =================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Nine Months Ended
                                                         -----------------------------    -------------------------------

                                                           August 31,      August 31,       August 31,       August 31,
                                                              2000            1999             2000             1999
                                                         --------------  -------------    --------------   --------------
Revenue                                                  $      554,628  $     330,824    $    1,500,269   $      862,040
                                                         --------------  -------------    --------------    -------------
Costs and Expenses:
   Cost of sales                                                258,562        133,441           641,890          364,879
   Marketing, general & administrative expenses                 739,179        951,775         1,969,202        1,981,775
   Research, development and related engineering                 94,760         20,206           290,485           62,711
   Depreciation and amortization                                 27,289         28,580            81,838           85,741
                                                         --------------  -------------    --------------    -------------

                        Total cost and expenses               1,119,789      1,134,002         2,983,415        2,495,106
                                                         --------------  -------------    --------------    -------------

Operating Loss                                                 (565,162)      (803,178)       (1,483,146)      (1,633,066)
                                                         --------------  -------------    --------------    -------------

Other Income and (Expense):
   Interest Income                                               42,810          1,176            84,142            1,176
   Interest Expense                                                (778)          (375)           (2,023)          (2,546)
   Other Income                                                 200,000            -             400,000              -
   Settlement on Litigation                                      62,631        459,000            62,631          341,000
                        Total other income                      304,663        459,801           544,750          339,630
                                                         --------------  -------------    --------------    -------------
Net Loss                                                 $     (260,499) $    (343,377)   $     (938,396)   $  (1,293,436)
                                                         ==============  =============    ==============    =============

Net Loss Per Share                                               ($0.03)          ($0.04)         ($0.10)          ($0.16)
                                                         ==============  =============    ==============    =============

Number of Shares Used In Computation                         10,072,120        8,728,129       9,757,789        8,207,458
                                                         ==============  =============    ==============    =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                ------------------------------------------------

                                                                                       August 31,                August 31,
                                                                                          2000                      1999
                                                                                       (unaudited)              (unaudited)
                                                                                 ----------------------    ---------------------
Cash Flows from Operating Activities
     Net Loss                                                                      $ (938,396)              $ (834,811)
     Adjustments to reconcile net loss
     to cash used for operating activities:
        Depreciation and amortization                                                 102,011                   85,741
         Issuance of common stock for interest and services rendered                  201,273                  451,476
      Changes in assets and liabilities:
         Accounts receivable                                                          (76,949)                 (12,403)
         Receivable - Revenue Sharing Agreement                                        50,000                      -
         Receivable - CCEL Europe                                                    (600,000)                     -
         Receivable - Insurance Claim                                                 (62,631)
         Receivable - Litigation                                                          -                   (510,178)
         Prepaid expenses and other current assets                                    (27,787)                (155,002)
         Deposits                                                                         -                        -
        Accounts payable                                                               37,982                   31,313
        Accrued expenses                                                              (22,376)                (154,283)
        Refundable income taxes payable                                                   100                    8,078
        Unearned revenue - CRYO-CELL Europe                                         1,000,000
        Unearned revenue and deposits                                                  98,197                  146,639
                                                                                ----------------------    ---------------------
Net cash used for operating activities                                               (238,576)                (943,430)
                                                                                ----------------------    ---------------------

Cash flows from investing activities:
        Investment -option to purchase                                               (100,000)                       -
        Purchases of  securities                                                       (2,500)                       -
        Purchases of property and equipment                                          (363,447)                 (84,260)
        Payments for intangible assets                                                (23,630)                       -
                                                                                ----------------------    ---------------------
Net cash provided by (used for) investing activities                               $ (489,577)               $ (84,260)
                                                                                ----------------------    ---------------------

Cash flows from financing activities
        Proceeds from the sale of securities                                           21,000                1,215,208
        Proceeds (repayment) of short term borrowings                                     -                   (550,000)
        Exercise of stock options                                                   2,476,351                      -
        Repayment of capital leases                                                    (5,699)                  (3,776)
                                                                                ----------------------    ---------------------
                              Net cash provided by financing activities:            2,491,652                  661,432
                                                                                ----------------------    ---------------------

                                   Increase (decrease) in cash and
                                    cash equivalents                                1,763,499                 (366,258)

     Beginning of period                                                            1,555,190                  499,696
                                                                                ----------------------    ---------------------
     End of period                                                                  3,318,689                  133,438
                                                                                ======================    =====================

Supplemental disclosure of cash flow information:

      Interest                                                                  $       2,023             $       2,921
                                                                                ----------------------    ---------------------
      Income taxes                                                              $         -               $         -
                                                                                ----------------------    ---------------------

Supplemental schedule of non-cash investing and financing activities:
                                                                                ----------------------    ---------------------
     Debt converted into common stock                                           $         -               $   530,000
                                                                                ======================    =====================


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements including the Consolidated Balance Sheet as of August 31, 2000 and November 30, 1999, Consolidated Statements of Operations for the three and nine months ended August 31, 2000 and August 31, 1999, and Consolidated Statement of Cash Flows for the nine months ended August 31, 2000 and August 31, 1999 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2000 and for all periods presented have been made.

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

NOTE 2 - MARKETABLE SECURITIES

RETURN ON INVESTMENT CORPORATION

         In August 2000 Return on Investment Corporation (ROI Corporation) merged into Net/Tech International, Inc. (NTTI) and NTTI's name changed to ROI Corporation. ROI Corporation now trades as ROIE. ROIE exchanged one share of common stock for twenty shares of NTTI common stock reducing the Company's holdings to 77,886 shares of ROIE common stock.

         In November 1998 the Company's ownership percentage in NTTI decreased to less than 20% of the outstanding shares of NTTI. The Company had accounted for its investment in NTTI in previous years using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES, to account for the investment. Under this guidance all of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and reported at fair value, with unrealized gains and losses recorded as a component of stockholder's equity. Since ROIE and NTTI stocks are thinly traded and subject to considerable price fluctuation, were the Company to attempt to sell large blocks of shares, it is unlikely that the Company would be able to obtain the exchange market value as listed. This security is therefore subject to considerable market risk. Since the stock owned in ROIE is subject to trading restrictions a portion of this investment has been classified as a non-current asset based upon the number of shares, which may not be sold in 2000.

         The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $389,430 and $295,965 to reflect the fair market value of the investment as of August 31, 2000 and August 31, 1999, respectively.

                         CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000
                                  (UNAUDITED)

NOTE 2 - MARKETABLE SECURITIES (CONT'D)

OTHER SECURITIES

         In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of August 31, 2000 and August 31, 1999 was $190,620 and $40,620, respectively and the unrealized holding loss on this security was $209,380 and $359,380 as of August 31, 2000 and August 31, 1999, respectively.

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

         In January 2000, the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze YOU AND YOUR BABY tutorial tape and full-page advertisements in the Lamaze Parent Magazine at a cost of $213,362. The extended agreement commenced in April 2000. As of August 31, 2000, the Company paid $154,162 and is recognizing this as a prepaid expense on the balance sheet. The prepaid expense is being prorated over the term of the contract and expensed accordingly. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading on line women's network. The Company's agreements with Lamaze will remain intact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze YOU AND YOUR BABY educational videotape through the year 2003.

         On April 6, 2000, the Company signed an agreement to establish CRYO-CELL Europe. Under the terms of the agreement, the Company has licensed the marketing rights to Europe for the Company's U-CordTM program. In return for the marketing rights and technology transfer the Company will receive $1,400,000. As of August 31, 2000 the Company has received $800,000 per the contract schedule. The remaining payments ($600,000) are due in full by July 1, 2001 but will likely be paid by November 2000. The Company will also receive an on-going percentage of the revenues generated from the European operations.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

NOTE 3-  COMMITMENTS AND CONTINGENCIES

         On September 19, 2000, the Company purchased an equity position of approximately six percent (6%) in CRYO-CELL Europe for $1,000,000. A $500,000 payment was made upon signing of the agreement and an additional $500,000 will be paid on November 30, 2000 subject to the receipt of the remaining $600,000 due under the terms of the original agreement. The equity position is in addition to the receipt of the entitlements from processing fees and a minimum of 18% of the annual fees from all expectant parents who preserve their newborn's U-CordTM blood with CRYO-CELL Europe.

         In August 2000, the Company signed a three-year contract with babygear.com, the leading baby products, eCommerce retailer. Babygear.com will market the Company's U-CordTM preservation services through its Web site. An article featuring the potential medical benefits of U-CordTM preservation will appear on ibaby.com and babygear.com Web sites with a direct link to the Company's Web site. Under the terms of the agreement, the Company will distribute babygear.com certificates and offers to clients.

         In August 2000, the Company signed a marketing agreement with iVillage.com, the leading women's network online at a cost of $42,500. Under the terms of the agreement, iVillage.com will direct millions of women who access the iVillage Web site to the Company, as well as, develop banners on both its Parent Place and Parent Soup Web sites. In addition, information detailing the benefits of preserving cord blood stem cells will appear in Lamaze.com and allHealth along with newsletters to iVillage members. As of August 31, 2000, the Company paid $12,500 and is recognizing this as a prepaid expense on the balance sheet.

NOTE 4 - LEGAL PROCEEDINGS

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

         On March 8, 1999, the Company, the Company's CEO and Chairman, the Company's Executive Vice President, and the Company's legal counsel were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleged breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserted claims of misrepresentation.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

NOTE 4 - LEGAL PROCEEDINGS (CONT'D)

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

         The net effect of this order was to reframe the Complaint as a fee dispute, as opposed to a multi-million dollar claim for fraud against CRYO-CELL and its corporate officers. By its order, the Court has barred recovery in this action against the Individual Defendants, and has reduced the Company's exposure from over $3.5 million dollars to $129,822, plus a possible award of attorneys' fees.

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

NOTE 6          STOCKHOLDERS' EQUITY

         As of August 31, 2000, the Company has received $2,476,351 from the exercise of options to purchase 857,000 shares of common stock. In February 2000, the Company received $21,000 from the sale of 5,000 shares of its common stock.

         The Company made payments for consulting services through the issuance of common stock. Consulting fees of $201,273 were paid by the issuance of 34,034 common shares as of August 31, 2000.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

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

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

NOTE 7          AGREEMENTS (CONT'D)

SAGGI CAPITAL

          In January 2000, the Company renewed its contract with Saggi Capital. The new agreement provides business consulting and investor relations services for the Company through January 2001.

WOMEN & INFANTS' HOSPITAL OF RHODE ISLAND

         In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. The hospital will be offering its stem cell banking services to parents of approximately 9,000 babies who are born each year at this facility. Under the terms of the agreement the hospital will provide the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. The storage revenues will be divided 75% to the Company and 25% to the hospital, while the hospital is entitled to 100% of the processing revenue. Additionally, if processing revenue is insufficient to cover the fixed costs of the cord blood bank, the Company will be responsible to pay the shortfall. In order to cover the possible shortfall the hospital required $50,000 to be placed in escrow.

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

UNIVERSITY OF SOUTH FLORIDA AT TAMPA

         In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. As of August 31, 2000, CCEL-BIO-THERAPIES has funded $150,000 toward this research, with $50,000 remaining in reserve. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering this technology. The Company has been granted worldwide marketing rights for any product developed as a result of this research program and the University will receive standard royalty payments on any product sales.

                          CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

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

NOTE 9      INVESTMENT - OPTION TO PURCHASE

         On September 23, 1999, the Company entered into a 20-year exclusive agreement with the Cancer Group Institute, LLC, the nation's premier cancer information service. Per the agreement The Cancer Group Institute, LLC received options to purchase 10,000 shares of the Company's common stock in return the Company has an option to purchase 100% of The Cancer Group Institute's common stock. The purchase price of The Cancer Group Institute, LLC will be between $1,500,000 and $2,000,000, depending on the date the Company acquires ownership. As of August 31, 2000, $100,000 has been paid to The Cancer Group Institute, LLC.

NOTE 10   RECEIVABLE - INSURANCE CLAIM

         As a result of the dismissal of the claim for fraud against the Company and its corporate officers (See Note 4), the Company was able to recover a portion of its legal fees. Under the terms of the Company's directors and officers insurance policy, the Company is to receive $62,631.38 as reimbursement of legal fees. In October 2000, the Company received $62,631.38.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         CRYO-CELL International, Inc. is a Delaware Corporation, incorporated on September 11, 1989. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord(TM)) blood stem cells for autologous/sibling use. Having celebrated its 10-year anniversary in November 1999, the Company believes that it is the oldest of all of the commercial companies currently specializing in separated umbilical cord blood stem cell storage. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment and presently, the Company's mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens in one site. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

         In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Women & Infants Hospital currently has approximately 9,000 annual births and will be offering its stem cell banking services to the parents of these newborns. Women & Infants laboratory personnel have completed their training at the Company's state of the art facility in Clearwater, Florida.

         During 2000, all U-CordTM blood processing and preservation will be done at the Company's facility with the possible exception of those specimens processed at Women & Infants Hospital in Providence, Rhode Island. It is anticipated that this shift in focus will limit the number of new LifespanSM Center implementations in the future.

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

         The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended August 31, 2000 as compared to the same period of the prior year.

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

         In March 2000, the Company became a sponsor of the 2000 ACOG Meeting CD-ROM. The CD will include a segment on the Company's U-CordTM program and will be distributed to approximately 40,000 ACOG (American College of Obstetricians and Gynecologists) members. The distribution is scheduled for October/November 2000. The Company believes it is the only cord blood preservation firm featured on the CD-ROM.

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

         In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. If the grants are approved an additional $100,000 per grant will be received, which would further research. In addition, the application for a State of Florida I-4 matching grant has been approved for $100,000, which will be used for research. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales.

         On April 6, 2000, the Company signed an agreement to establish CRYO-CELL Europe. Under the terms of the agreement, the Company has licensed the marketing rights to Europe for the Company's U-CordTM program. In return for the marketing rights and technology transfer the Company will receive $1,400,000. As of August 31, 2000 the Company received $800,000 per the contract schedule. The remaining payments ($600,000) are due in full by July 1, 2001 but will likely be paid by November 2000. The Company will also receive an on-going percentage of the revenues generated from the European operations.

         On September 19, 2000, the Company purchased an equity position of approximately six percent (6%) in CRYO-CELL Europe for $1,000,000. A $500,000 payment was made upon signing of the agreement and an additional $500,000 will be paid on November 30, 2000 subject to the receipt of the $600,000 due. The equity position is in addition to the receipt of the entitlements from processing fees and a minimum of 18% of the annual fees from all expectant parents who preserve their newborn's U-CordTM blood with CRYO-CELL Europe.

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

         In August 2000, the Company signed a three-year contract with babygear.com, the leading baby products, eCommerce retailer. Babygear.com will market the Company's U-CordTM preservation services through its Web site. An article featuring the potential medical benefits of U-CordTM preservation will appear on ibaby.com and babygear.com Web sites with a direct link to the Company's Web site. Under the terms of the agreement, the Company will distribute babygear.com certificates and offers to clients.

         In August 2000, the Company signed a marketing agreement with iVillage.com, the leading women's network online at a cost of $42,500. Under the terms of the agreement, iVillage.com will expose millions of women who access the iVillage Web site to the Company, as well as, develop banners on both its Parent Place and Parent Soup Web sites. In addition, information detailing the benefits of preserving cord blood stem cells will appear in Lamaze.com and allHealth along with newsletters to iVillage members. As of August 31, 2000, the Company paid $12,500 and is recognizing this as a prepaid expense on the balance sheet.

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

MANAGEMENT

         At present there are 25 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

Daniel D. Richard, Chairman of the Board, Chief Executive Officer. Mr.
Richard is the founder of the Company and co-inventor of the Company's technologies. He has served as Chairman of the Board since the Company's inception. In 1986, he was a co-founder and served as an initial officer and director of Marrow-Tech, Inc., a publicly traded company engaged in the field of cellular replication. Prior to that Mr. Richard was President of Daniel Richard Consultants, Inc. During that time frame his organization was responsible for setting up restaurant marketing programs in over forty cities.

Wanda D. Dearth, President and Chief Operating Officer. Ms Dearth joined the Company in June of 2000. Ms. Dearth joined the Company from kforce.com (formerly Romac International, Inc.) where she was Business Unit Vice President for the Nursing Division. Ms. Dearth has a history of over 15 years placing physicians and nurses throughout the U.S. She has over 20 years of marketing and operational experience with the majority of her career specializing in start-up operations. Ms. Dearth graduated from Miami University of Ohio with a B. S. in Business Administration. In October 2000, Ms. Dearth was appointed a member of the Company's Board of Directors.

Gerald F. Maass, Executive Vice President. Mr. Maass joined the Company in March 1998. Mr. Maass joined the Company from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass' ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and holds a degree in Medical Technology. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the nine months ended August 31, 2000 were $1,500,269 as compared to $862,040 for the same period in 1999 representing a 73% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-CordTM stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the fourth quarter of fiscal 2000.

COST OF SALES. Cost of sales for the nine months ended August 31, 2000 were $641,890 as compared to $364,879 in 1999. The cost of sales for the nine months ended August 31, 2000 and 1999 represents the associated expenses resulting from increased volume of the processing and testing of the U-CordTM specimens in the Company's own state of the art laboratory in Clearwater, Florida.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses during the nine months ended August 31, 2000 were $1,970,163 as compared to $1,981,775 in 1999. These expenses represent the continuing market development and clinical services associated with the Company's cellular storage program, continued product development, and the establishment of an expanded management team to handle the continuing growth. Along with an expanded management team the Company has increased its marketing staff with the placement of representatives in different regions of the United States. The Company has also developed a clinical support team of specially trained Registered Nurses available 24 hours a day, 7 days a week to answer questions regarding cord blood preservation.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING EXPENSES. Research, development and related engineering expenses for the nine months ended August 31, 2000, were $290,485 as compared to $62,711 in 1999. For the period ended August 31, 2000, $150,000 of the total research, development and related engineering expenses represents a payment from CCEL BIO-THERAPIES, Inc. to the University of South Florida at Tampa for the research project regarding the technology for the potential treatment of a number of debilitating degenerative diseases. The remaining $140,485 represents the investment toward the conclusion of the Company's third generation cellular storage system.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2000, the Company had cash and cash equivalents of $3,318,123 as compared to $133,738 at August 31, 1999. The increase in cash and cash equivalents was due primarily to the conclusion of a private placement equity financing during November 1999. The gross proceeds from this offering was $1,100,000 through the sale of 250,000 shares of the Company's restricted common stock. During fiscal 2000, the Company received an additional $2,476,351 from the exercise of options to purchase 857,000 shares of common stock.

         To date, the Company's sources of cash have been from the sales of its U-Cord program to customers, the issuance of its own equities, the sale of Revenue Sharing Agreements, and the sale of subsidiary stock (prior to 1998). At August 31, 2000, the Company is virtually debt-free.

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

         On March 8, 1999, the Company, the Company's CEO and Chairman, the Company's Executive Vice President, and the Company's legal counsel were named as the defendants in a lawsuit filed in the Superior Court of Orange County, California by Horwitz & Beam, the attorneys which had represented CRYO-CELL in its suit against the University of Arizona et al. The plaintiff alleged breach of contract and seeks payment of $129,822 in allegedly unpaid fees and costs associated with the University of Arizona litigation. The plaintiff also asserted claims of misrepresentation.

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
                   10.17 Convertible Note from Net/Tech International, Inc.
                         Dated November 30, 1995 (3)
                   10.18 Amended Agreement with Bio-Stor (5)
                   10.19 Agreement with Dublind Partners, Inc. (6)
                   10.20 Agreement with Medical Marketing Network, Inc. (6)
                      21 List of Subsidiaries (3)
                      27 Financial Data Schedule
              (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
              (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
              (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
              (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
              (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.
              (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.
              (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1999.
           (b)   Reports on Form 8-K.

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

                                        CRYO-CELL INTERNATIONAL, INC.

                                        /s/ DANIEL D. RICHARD
                                        -----------------------------------
                                        Daniel D. Richard
                                       Chief Executive Officer

Date: October 13, 2000