Form 10KSB
period 2000-11-30
CRYO CELL INTERNATIONAL INC
filed 2001-03-14
CIK 862692

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB

    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.

                  For the fiscal year ended November 30, 2000
                                            -----------------


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

                       Commission File Number 000-23386
                                              ---------

                         CRYO-CELL INTERNATIONAL, INC.
                         -----------------------------
                (Name of Small Business Issuer in its charter)


                  DELAWARE                                 22-3023093
                  --------                                 ----------
        (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


            3165 MCMULLEN BOOTH ROAD, BLDG. B, CLEARWATER, FL 33761
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                   Issuer's telephone number: (727) 723-0333
                                              --------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class           Name of each exchange on which registered
             None                                    NASDAQ
---------------------------      ----------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.01 per share
                   ----------------------------------------
                               (Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes/ X /No/  /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB / /

Issuer's Revenues for its most recent fiscal year:  $2,109,342.

As of March 5, 2001, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $44,100,000. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was March 5, 2001.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_X__No____.

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of March 5, 2001: 10,167,629.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes ____; No X
                                                                             -

FORWARD LOOKING STATEMENTS
--------------------------

     In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.

                                    Part I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

Introduction

     CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord(TM)) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell storage. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company's original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

     It is the Company's mission to make expectant parents aware of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for a number of life-threatening diseases. With continued research in this area of medical technology, other avenues for their potential use and expansion are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby's stem cells will remain a perfect match for the baby throughout its life and have a 1-in-4 chance (or better) of being a perfect match for a sibling. There is no assurance, however, that a perfect match could treat certain diseases. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste. Obviously, the Company believes that no U-Cord specimen should be discarded when it could possibly save a life.

     Given the potential benefits of U-Cord stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States alone. Critical reasons for this low level of market penetration are the misperception of the high cost of stem cell storage as well as a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord blood for transplantation and/or other types of treatments. A number of competitors in this market have been charging upwards of $1000 - $1500 for this stem cell preservation plus higher annual fees for storage than the Company charges. The cost is usually not covered by insurance. The Company has made this procedure affordable and within financial reach of most families. The growth and profitability of the Company should come from increases in stem cell specimen storage volume driven by its marketing approaches, resulting in an increasing base of annual stem cell storage renewal fees.

Background

     Nearly fifty years ago researchers discovered that cells could be cryopreserved at extremely low temperatures and all cellular activity would cease until the specimens were thawed. Historically, cryopreservation was required for organ transplants, blood banks and medical research. Today, cryopreservation of umbilical cord blood stem cells gives expectant parents the opportunity to potentially take advantage of evolving cellular therapies and other medical technologies.

Cell Banking

     Hematopoeitic stem cells are the building blocks of our blood and immune systems. They form the white blood cells that fight infection, red blood cells that carry oxygen throughout the body and platelets that promote healing. Stem cells are found in bone marrow where they continue to generate cells throughout our lives. Stem cells can be stored in a cryogenic environment, and upon thawing, infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). The opportunity to use an individual's own bone marrow for a transplant is dependent upon whether the cancer has entered the marrow system (metastasized).
Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or matched stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease. Stem cell therapies and transplants are used for both cancerous and non-cancerous diseases.

     Stem cells are found in umbilical cord blood and placental blood ("cord blood stem cells") which can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. Over 2,500-cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their child(ren). These stem cells also have at least a 1 in 4 chance of being compatible for use by a sibling. Moreover, researchers believe they may be utilized in the future by parents for treating diseases that currently have no cure as a result of evolving cellular expansion technologies.

     The Company believes that the market for cord blood stem cells is enhanced by the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, a newborn's U-Cord cells are stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

CCEL Cellular Storage Systems

     During the period since its inception, the Company's research and development activities have principally involved the design and development of its cellular storage systems ("CCEL Cellular Storage System") and in securing patents on these systems.

     The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The units are controlled by a computer system which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and a dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

     Other cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover, the use of these units exposes the remaining stored specimens to ambient temperature whenever specimens are inserted or retrieved. The Company has designed and holds patents on a system which makes use of the latest in computer, robotics and bar code laser scanning identification technologies.
The unit is assembled by an independent manufacturer utilizing the Company's patented designs.

     In February 1999, the Company was granted a patent on the CCEL III computer controlled robotically operated cellular storage system, which is designed to be multi-functional. When completely developed the unit will be able to store more than 35,000 5ml vials, and many times that number of smaller vials. Because the CCEL III is multi-functional it is currently being evaluated for various other uses.

Affiliated Hospitals

     On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company is now storing Tenet hospital originated specimens at its headquarters lab in Clearwater, Florida and paying Tenet a proportionate revenue sharing entitlement.

     In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island. The Company has offered its U-Cord program services for the potential medical benefit of the approximately 9,000 babies born annually at the hospital.

Marketing Cellular Storage Services

     To increase awareness of its services, the Company has invested in a variety of marketing programs designed to educate expectant parents and those medical caregivers to whom they turn to for advice.

     The Company markets its preservation services to expectant parents and by distributing information to obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwifes and other related healthcare professionals. The Company has clinical educators based in several regions who work with the medical community and with expectant parents to educate them on cord blood stem cell preservation. The Company also has a clinical support team of specially trained nurses who are available 24 hours, 7 days a week to educate expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation. In addition, the Company exhibits at conferences, trade shows and other media focusing on the expectant parent market. The Company is realizing an increasing level of interest from its Web site, www.CRYO-CELL.com.

     In January 2000 the Company renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape. The agreement has been extended for three (3) years and calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction programs. The tutorial tape, which is distributed by approximately 9,000 instructors, discusses the importance of cord blood storage and refers viewers to the full-page ad that the Company has placed in the Lamaze Parents Magazine, which is distributed to 2.4 million expectant mothers. During 2000, 600,000 You and Your Baby CD's were distributed through WAL-MART stores for the first time. The Company also places an ad in Lamaze para Padres, Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 2003.

     In March 2000, the Company became a sponsor of the 2000 ACOG (American College of Obstetricians and Gynecologists) Meeting CD-ROM. The CD includes a segment on the Company's U-Cord(TM) program and was distributed to approximately 40,000 ACOG members in November 2000. The Company is the only cord blood preservation firm featured on the CD-ROM.

     In March 2000, the Company launched its Mother to Mother(TM) Educational Network program to offer the Company's umbilical cord blood preservation program to expectant parents. The network is comprised of clients who have stored their newborn's U-Cord blood stem cells with the Company. These independent contractors contact expectant parents, OB/GYN's and medical caregivers advising them of the Company's affordable service.

     The Company's advertisements have appeared in, or are scheduled for insertion in several national targeted prenatal magazines including American Baby, Pregnancy, Baby Talk and Fit Pregnancy. Expectant parents have also received information via emails and newsletter links through BabyCenter.com. BayNews 9, a CNN affiliate, and NewsChannel 10 have both carried stories about CRYO-CELL's affordable service.

     In January 2001, the Company established the Grandparent's Legacy Program. Through this program, grandparents can provide the gift of cord blood stem cell preservation for their grandchildren.

Revenue Sharing Agreements

     In addition to revenues generated from sales to customers, the Company generates revenues from the sales of Revenue Sharing Agreements. Under these agreements the Company shares its storage revenues with investors who receive entitlements on storage spaces. These agreements can take considerable time to negotiate and finalize. Moreover, since such agreements can involve large infusions of revenues on intermittent bases, diverse swings in quarterly and annual revenues and earnings may occur.

New Jersey. At November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $120,000 have been received through November 30, 2000 and the remaining $380,000, due in April 2001, is recorded as a receivable. When the $380,000 is received by the Company the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

Arizona. On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the investor's previously paid
$450,000 toward the purchase of the Revenue Sharing Agreement.   The balance of
$550,000 will be paid through their Revenue Sharing entitlements on their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces and cancels the investors' obligation to provide the Company with $675,000 plus accrued interest under the prior Arizona agreement.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company's portion of net storage revenues generated by specimens stored in Chicago's Illinois Masonic Medical Center. Since the Company will no longer be storing new specimens in Chicago, the agreements were modified in 1998 to entitle the investors to a 50% share of the Company's portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces. The revenue generated by this Single Unit Revenue Sharing Agreement was $1,000,000.

Bio-Stor. On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement entered Bio-Stor into a Revenue Sharing Agreement for the state of New York. The Company credited Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of New York. Bio-Stor received 90% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

Tenet Healthcare Corporation. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid CRYO-CELL $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company has agreed to store Tenet originated specimens at its headquarter's lab in Clearwater, Florida while paying Tenet a proportionate revenue sharing entitlement.

Patents

     The Company has been granted several patents with respect to its cellular storage units. In January 2001, the Company was informed that a patent for a "method and device for maintaining temperature integrity of cryogenically preserved biological samples" has been allowed by the United States Patent and Trademark Office. In addition, the Company has filed several additional United States and foreign patents. There can be no assurances, however, that the pending patent applications will be issued as patents or, if issued, that the patents will provide the Company with significant protection against competitors.

Competition

     The Company is aware of at least three competing companies in the marketplace. These companies, Viacord, Cord Blood Registry, Inc. and Corcell, charge a considerably higher price for their services than does the Company. The Company believes it will be able to successfully compete due to its affordable pricing structure and its marketing approach, which includes agreements with Lamaze Publishing Company, an iVillage Company, for category-exclusive sponsorship of the Lamaze You and Your Baby tutorial tape, among others.

Research, Development and Related Engineering

     The Company has incurred $275,803 during fiscal 2000, compared to $91,001 during fiscal 1999, on research, development and related engineering expenses. In fiscal 2000 these expenses are attributed to: 1) to the research agreement with the University of South Florida at Tampa and the Company's wholly owned subsidiary CCEL BIO-THERAPIES, Inc. CCEL BIO-THERAPIES and the University are co-assignees of a filed patent application covering the technology utilizing cord blood for the treatment of neurological degenerative diseases. The Company has been granted worldwide marketing rights for any pharmaceutical or therapy developed as a result of this umbilical cord blood research program; 2) the design, development and approval of the Company's CCEL III technology; 3) the design and development of a device for maintaining and monitoring the temperature of vials during cyrogenic transfer.

Government Regulation

     The CCEL Cellular Storage technology is a class II device and falls under the Food and Drug Administration's (FDA) regulations at 21 C.F.R. (S) 864.9700 ("Blood Storage Refrigerator/Freezer"). Devices regulated under 21 C.F.R. (S)
864.9700 have been granted an exemption from the 510(k) notification requirements. To date, the FDA does not regulate banks that collect and store cord blood for private or family use.

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

Management Employees

     At March 5, 2001 there are 23 employees on the full-time staff of the
Company.   The following are the key members of the Company's management group:

Daniel D. Richard, Chairman of the Board and Chief Executive Officer. Mr. Richard is the founder of the Company and co-inventor of much of the Company's technology it currently employs. Mr. Richard has served as Chairman of the Board since the Company's inception. Prior to founding the Company, Mr. Richard was the first officer and director of Marrow-Tech, Inc., a publicly traded company engaged in the field of cellular replication.

Mr. Richard was also the President of Daniel Richard Consultants, Inc., a marketing firm which operated in forty-four cities in the U.S. and throughout the world.

Wanda D. Dearth, President and Chief Operating Officer. Ms Dearth joined the Company in June 2000. Ms. Dearth joined the Company from kforce.com (formerly Romac International, Inc.) where she was Business Unit Vice President for the nurse staffing division. Ms. Dearth has a history of over 15 years placing physicians and nurses throughout the U.S. She has over 20 years of marketing and operational experience with the majority of her career specializing in start-up operations. Ms. Dearth graduated from Miami University of Ohio with a
B. S. in Business Administration. In October 2000, Ms. Dearth was appointed a member of the Company's Board of Directors.

Gerald F. Maass, Executive Vice President. Mr. Maass joined the Company in March 1998. Prior to joining the Company Mr. Maass worked for Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass' ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and holds a B.S. degree in Medical Technology. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

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

E. Thomas Deutsch, III, Chief Information Officer. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a B. S. degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company's communications and information systems, developing, implementing and supporting the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

     Additional employees and staff will be hired on an "as needed" basis.   The
Company believes its relationship with its employees to be excellent and therefore does not contemplate any labor disputes.

CCEL Bio-Therapies, Inc.

     In February 2000, the Company, through its wholly owned subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is being conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment under this agreement. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology utilizing cord blood for the treatment of neurological degenerative
diseases.   An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. If the grants are approved an additional $100,000 per grant will be received, which will be used to further research. In addition, the application for a State of Florida I-4 matching grant has been approved for $100,000, which will also be used for research. The Company has been granted worldwide marketing rights for any pharmaceutical or therapy developed as a result of this umbilical cord blood research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales.

European Expansion

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash and licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The company recognized $465,000 of the licensing fees in 2000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. At September 19, 2000 the Company entered into an agreement to
purchase approximately 6% of CRYO-CELL Europe, B.V.   In October and November
2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. which the Company owned on January 24, 2001.

ITEM 2.   DESCRIPTION OF PROPERTY
-------   -----------------------

     The Company entered into a long-term lease in September 1997 for its corporate headquarters in Clearwater, Florida. The 7,500 square foot facility contains the Company's executive offices, its conference and training center, its state-of-the-art laboratory processing and cryogenic storage facility and its supporting scientific offices.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

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

     On or about September 27, 1999 the Company accepted the University's offer of $800,000 and settled the matter in order to avoid a lengthy and costly appeals process. On September 30, 1999, the Company received $441,000 from the University of Arizona. The remaining balance of $359,000 is being held in escrow, to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company disputes their position and has counter sued Horwitz and Beam for malpractice and is seeking $1,000,000 in compensatory damages and an unspecified amount of punitive damages deemed appropriate by the court.

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case and certain aspects of its case against the University of Arizona by failing to depose CBR defendents on a timely basis and failing to respond to the University's request for an exemption from punitive damages (stating they were a public entity), among others. Without this evidence, the court granted a summary judgment
     dismissal in favor of CBR.   There is a dispute as to whether Horwitz and
     Beam is entitled to the fees of $129,822 they claim is owed by the Company.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   -----------------------------------------------------
     STOCKHOLDER MATTERS
     -------------------

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

                                    High             Low
                                   -------         -------
1999
----
February 28, 1999                  2 5/8           2 15/32
May 31, 1999                       2               1 7/8
August 31, 1999                    4 23/32         4 7/16
November 30, 1999                  7 1/4           5 13/16

2000
----
February 29, 2000                  7 15/32         7
May 31, 2000                       5 3/8           4 15/16
August 31, 2000                    4 3/4           4 1/2
November 30, 2000                  2 5/16          1 15/16

     The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

     As of March 5, 2001 the Registrant had 402 shareholders of record, and management believes there are approximately 1,200 additional beneficial holders of the Company's common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

     The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2000, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

Overview

     Fiscal 2000 was a year of strategic positioning and growth for the Company. Much time and effort was spent building the foundations from which the Company grew. The primary business highlights include the following:

Additional Management.  Daniel D. Richard, founder and Chairman relinquished his
----------------------
role as President and COO and remained as CEO. Wanda D. Dearth joined the Company in June 2000 (see Employee section) as President and Chief Operating Officer. The Board of Directors was expanded from five to eight members. In addition, to Ms. Dearths' appointment (October 2000), two outside directors were added: Mercedes Walton (October 2000) and Ronald Richard (January 2001). All appointments bring additional strength to both the internal management and Board level experience.


U-Cord Program Marketing Programs.  With the receipts of cash from a private
----------------------------------
placement (November 1999, $1,100,00) and the exercise of stock options primarily during the first six months of fiscal 2000, ($2,500,000), the Company was in a position to expand its marketing programs. The marketing agreement with Lamaze Publishing, including the exclusive category sponsorship of the You and Your Baby video, was extended for three years. The Company established the Mother-to-Mother Educational Network. Field-based Clinical Educators were added to promote the U-Cord program with hospitals, physicians, midwives and childbirth educators. Targeted magazine advertising was expanded to include American Baby and, more recently, Pregnancy, Baby Talk and Fit Pregnancy. New Internet marketing programs included initiatives with iVillage.com and BabyCenter.com.

Physician awareness of the Company's affordable U-CORD program was improved through the sponsorship and distribution of 40,000 ACOG CD-ROMs, attendance at the national ACOG meeting and through direct mail to physicians and other clinicians. Physician/midwife referrals now account for more than 25% of client enrollments. Client referrals currently account for nearly 25% of all new client enrollments resulting from the Company's cost effective Mother-to-Mother Network and Refer a Friend programs.

While the Company is currently not profitable, it has enjoyed record sales in each of the first three months of fiscal 2001 as a result of these new marketing initiatives.

Infrastructure Expansion.  To meet its growth challenges, the Company has
-------------------------
expanded its Clinical Services department to provide 24-hour, 7days per week nurse coverage for client support. Laboratory staff has also been expanded to meet the increasing number of specimens received for processing and cryogenic storage. Strategic investments in telephone systems, computer systems and network infrastructure, including e-commerce initiatives, are underway. Each of these is critical to the Company achieving its 2001 growth plans.

Results of Operations

Sales. For the fiscal year ended November 30, 2000, the Company had revenues of $2,109,342 compared to $1,700,985 in the prior fiscal year. Fiscal 1999 revenues were comprised of $500,000 for a partial Revenue Sharing Agreement and $1,200,985 in sales to customers. Therefore, actual processing and storage revenue from sales to customers increased $908,357 or 76%.

Cost of Sales.  For the fiscal year ended November 30, 2000, cost of sales was
$859,357.   In 1999 the Company reported cost of sales of $237,741 which was adjusted by $332,851 as a result of a reversal of expenses previously charged against several of the Company's Revenue Sharing Agreements that were re-negotiated during fiscal 1999. Discounting this impact, gross margins remained relatively constant year-to-year.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2000, were $2,853,776 as compared to $2,321,033 in 1999. This increase reflects, in part, the expenses of additional executive management, market development, lab operations support and clinical services expansion associated with the growth of the Company's cellular storage program and compensation expense resulting from the issuance of stock options. The Company incurred $315,532 in expenses with respect to the issuance of its common stock in fiscal 2000.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses during the fiscal year ended November 30, 2000, were $275,803 as compared to $91,001 in 1999. The increase reflects the costs incurred regarding the Company's third generation cellular storage system and funding of the research project between the Company's wholly owned subsidiary, CCEL-Bio-Therapies, Inc, and the University of South Florida at Tampa.

Other Income and (Expense). During fiscal 1999, the Company settled its litigation with the University of Arizona and recorded other income of $510,178. During fiscal 2000, the Company recognized $465,000 of the $1,400,000 received from the sale of the Company's European marketing rights to COLTEC, Ltd.

Material Fourth Quarter 1999 Adjustments. The results for the fourth quarter ending November 30, 1999, includes the following adjustment: the reversal of expenses previously charged as an assignment of a proportionate share of cellular storage unit cost to the related Revenue Sharing Agreement revenue (cost of sales expense of $332,851).

Liquidity and Capital Resources

     At November 30, 2000, the Company had cash and cash equivalents of $2,695,794 as compared to $1,555,190 in 1999. The increase in cash and cash equivalents was due primarily to the exercise of stock options and the income received from the sale of the Company's European marketing rights.

     Through March 5, 2001, the Company's sources of cash have been from sales of its U-Cord program to customers, the issuance of common stock from the exercise of common stock options, the sales of Revenue Sharing Agreements and the sale of subsidiary stock (prior to 1998). Due to increases in the market price of the Company's stock, it is anticipated that the Company will be able to realize cash from the exercises of its previously issued stock option contracts. At March 5, 2001, the Company is virtually debt-free.

     The Company anticipates that its cash reserves and its cash flows from operations will be sufficient to fund its future growth. Cash flows from operations will depend primarily on increasing revenues resulting from an extensive U-CORD cellular storage marketing campaign. The Company's direct sales of its U-Cord cellular storage program have increased significantly due to the public awareness created through its activities with Lamaze Publishing, the Company's Web site and other forms of marketing exposure.

Factors That May Affect Future Results and Market Price of Stock

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

Market Acceptance for Cryopreservation of Stem Cells. The market for cryopreservation of stem cells has gained increasing support from the medical community. While the market is still relatively new, the Company believes it will gain in popularity due, in part, to the increasing medical attention given to stem cell technology. The Company is relying upon significant market growth to meet revenue projections.

Possible Need for Additional Capital. The Company currently has in excess of $2,695,000 in cash and cash equivalents and has sufficient operating capital for at least the next 12 to 18 months. There can be no assurance that sales will continue to increase or even maintain current levels. The Company believes there will be no need to raise additional capital in the next twelve months. There can be no assurance that such capital, if needed, will be available.

Competitive Environment. In the Company's opinion, the potential medical benefits for cryopreserved stem cells is likely to attract additional competitors in the market. The Company believes its storage technology and marketing edge will still enable it to offer a more affordable service than its competition and believes it can compete successfully on the bases of volume and pricing advantage.

Uneven Pattern of Quarterly Operating Results. The Company's revenues in general, and in particular its Revenue Sharing Agreement revenues, are difficult to forecast and can vary from quarter to quarter due to various factors, including the relatively long sales cycles for these Agreements and the size and timing of the individual Agreement transactions. Notwithstanding the revenues from Revenue Sharing Agreements, the Company's sales from its U-CordTM program are increasing significantly and the Company believes it can rely on these sources of revenues to a greater extent during fiscal year 2001 and beyond.

Management of Growth. The Company anticipates rapid growth and plans to capitalize on this growth. The Company's future operating results will depend on management's ability to manage this anticipated growth, hire and retain qualified employees, properly generate revenues and control expenses. A decline in the growth rate of revenues without a corresponding reduction in expense growth could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

Enforcement of the Company's Intellectual Property Rights. The Company relies on the protections provided under applicable patent, copyright, trademark and trade secret laws. It also relies on confidentiality agreements and licensing arrangements to establish and protect its rights on its products and services. Despite the Company's continuing best efforts to protect these properties, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly there can be no assurances that the Company will be able to protect its proprietary technologies and other intellectual property against unauthorized third party copying or use.

International Sales. During fiscal 2000, the Company finalized in principal its European expansion program. The Company is negotiating to expand into additional international markets and has ongoing discussions in this regard. Growth in international business will be subject to the risks attendant thereto, including the general economic conditions in each country, the effects of varying tax structures, the difficulty in managing an organization operating in various countries, changes in regulatory requirements, compliance with foreign laws and regulations and possible longer payment cycles in certain countries.

ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------

     The financial statements and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Independent Accountants' Report                                  14

Consolidated Balance Sheets                                      F1

Consolidated Statements of Operations and Comprehensive Loss     F3

Consolidated Statements of Cash Flows                            F4

Consolidated Statements of Stockholders' Equity                  F6

Notes to Consolidated Financial Statements                       F7

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                            WEINICK SANDERS LEVENTHAL & CO., LLP
                                                                   1515 Broadway
                                                         New York, NY 10036-5788
                                                                     212-869-333
                                                                    212-764-3060



                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


To the Board of Directors
CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Weinick Sanders Leventhal & Co., LLP
New York, N.Y.
February 2, 2001

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                  A S S E T S
                                  -----------
                                                         November 30,
                                                         ------------
                                                      2000          1999
                                                     ------        ------
Current assets:
  Cash and cash equivalents                         $2,695,794   $1,555,190
  Marketable securities                                429,428      109,407
  Accounts receivable and advances (net of
    allowances for doubtful accounts of
    $29,000 in 2000 and $15,000 in 1999)               131,573       57,548
  Receivable - litigation                               69,178       69,178
  Receivable - revenue sharing agreement               380,000      450,000
  Prepaid expenses and other current assets            174,817      201,156
                                                    ----------   ----------
        Total current assets                         3,880,790    2,442,479
                                                    ----------   ----------

Property and equipment, net of accumulated
  depreciation and amortization                      3,018,708    2,719,804
                                                    ----------   ----------

Other assets:
  Intangible assets (net of accumulated
    amortization of $57,018 in 2000 and
    $48,450 in 1999)                                   108,675       66,095
  Marketable securities                                     --      219,383
  Investment in European affiliate                   1,000,000           --
  Option to purchase a business                        100,000           --
  Loan receivable                                      100,000           --
  Deposits with vendors and others                      29,195       82,681
                                                    ----------   ----------
        Total other assets                           1,337,870      368,159
                                                    ----------   ----------

                                                    $8,237,368   $5,530,442
                                                    ==========   ==========



           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       F1

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               November 30,
                                                               ------------
                                                           2000           1999
                                                       ------------    -----------
Current liabilities:
  Accounts payable                                     $     92,911    $     35,689
  Accrued expenses and
    other current liabilities                               182,782         167,189
  Current portion of obligations
    under capital leases                                      3,122           7,604
                                                       ------------    ------------
        Total current liabilities                           278,815         210,482
                                                       ------------    ------------

Other liabilities:
  Unearned revenues                                       1,279,683         145,535
  Deposits                                                   28,725         124,550
  Obligations under capital leases -
    net of current portion                                   14,530          17,652
                                                       ------------    ------------
        Total other liabilities                           1,322,938         287,737
                                                       ------------    ------------

Stockholders' equity:
  Preferred stock (500,000, $.01 par value
    authorized and unissued)                                     --              --
  Common stock (20,000,000, $.01 par value
    common shares authorized; 10,135,129 at
    2000 and 9,193,155 at 1999 issued and
    outstanding)                                            101,327          91,932
  Additional paid-in capital                             15,214,215      12,351,688
  Additional paid-in capital - stock options                124,010              --
  Accumulated other comprehensive income (loss)              26,928         (71,210)
  Accumulated deficit                                    (8,830,865)     (7,340,187)
                                                       ------------    ------------
        Total stockholders' equity                        6,635,615       5,032,223
                                                       ------------    ------------

                                                       $  8,237,368    $  5,530,442
                                                       ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       F2

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                       For the Years Ended
                                                           November 30,
                                                       -------------------
                                                       2000           1999
                                                       ----           ----
Revenues                                           $ 2,109,342    $ 1,700,985
                                                   -----------    -----------
Costs and expenses:
  Cost of sales                                        859,357        237,741
  Marketing, general and administrative expenses     2,853,776      2,321,089
  Research, development and related engineering        275,803         91,001
  Depreciation and amortization                        281,457        109,098
                                                   -----------    -----------
Total costs and expenses                             4,270,393      2,758,929
                                                   -----------    -----------
Operating loss                                      (2,161,051)    (1,057,944)
                                                   -----------    -----------
Other income and (expenses):
  Interest income                                      121,835          2,891
  Interest expense                                      (2,212)       (16,158)
  Sale of marketing rights                             465,000             --
  Gain on sale of marketable securities                 85,750             --
  Settlement on litigation                                  --        510,178
                                                   -----------    -----------
Total other income                                     670,373        496,911
                                                   -----------    -----------

Net loss                                           $(1,490,678)   $  (561,033)
                                                   ===========    ===========

Net loss per share - basic and diluted             $     (0.15)   $     (0.07)
                                                   -----------    -----------

Number of shares used in computation -
  Basic and diluted                                  9,757,789      8,207,458
                                                   ===========    ===========
Comprehensive loss:
  Net loss:
    Other comprehensive income (loss)              $(1,490,678)   $  (561,033)
    Net increase (decrease) in value
      of marketable securities                          98,138       (390,603)
                                                   -----------    -----------

Comprehensive loss                                 $(1,392,540)   $  (951,636)
                                                   ===========    ===========

Comprehensive loss per share - basic and diluted   $     (0.14)   $     (0.12)
                                                   ===========    ===========


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       F3

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended
                                                                              November 30,
                                                                      --------------------------
                                                                         2000            1999
                                                                      -----------     ----------
Cash flows from operating activities:
  Net loss                                                            ($1,490,678)   ($  561,033)
                                                                      -----------    -----------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                         313,488        118,868
    Gain on sale of marketable securities                                 (85,750)            --
    Issuance of common stock and common options
      for interest and services rendered                                  315,532        710,719
    Increase in allowance for doubtful accounts                            14,000
    Increase (decrease) in cash flows as
       a result of changes in asset and
       liability account balances:
      Accounts receivable                                                 (88,025)        (9,906)
      Receivable - revenue sharing agreement                               70,000       (450,000)
      Receivable - litigation                                                  --        (69,178)
      Prepaid expenses and other current assets                            26,339       (113,388)
      Deposits                                                             53,486         50,494
      Accounts payable                                                     57,222       (257,470)
      Accrued expenses and other current liabilities                       15,593       (124,596)
      Unearned revenue and deposits                                     1,038,323        177,497
                                                                      -----------     ----------
  Total adjustments                                                     1,730,208         33,040
                                                                      -----------     ----------

Net cash provided by (used in) operating activities                       239,530       (527,993)
                                                                      -----------     ----------
Cash flows from investing activities:
  Option to purchase a business                                          (100,000)            --
  Investment in European affiliate                                     (1,000,000)            --
  Loan receivable                                                        (100,000)            --
  Purchases of securities                                                  (2,500)            --
  Purchases of property and equipment                                    (510,422)      (422,814)
  Payments for intangible assets                                               --        (37,643)
                                                                      -----------     ----------
Net cash used in investing activities                                  (1,712,922)      (460,457)
                                                                      -----------     ----------

Cash flows from financing activities:
  Proceeds from the sale of marketable securities                       2,621,600      2,614,927
  Proceeds (repayment) of short-term borrowings                                --       (565,000)
  Repayment of capital leases                                              (7,604)        (5,983)
                                                                      -----------     ----------
Net cash provided by financing activities                               2,613,996      2,043,944
                                                                      -----------    -----------

Increase in cash and cash equivalents                                   1,140,604      1,055,494

Cash and cash equivalents at beginning of year                          1,555,190        499,696
                                                                      -----------    -----------

Cash and cash equivalents at end of year                              $ 2,695,794    $ 1,555,190
                                                                      ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             For the Years Ended
                                                                 November 30,
                                                            ---------------------
                                                               2000       1999
                                                            ---------   ---------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for the year for:

    Interest                                                $   2,212   $   2,921
                                                            =========   =========
Supplemental Schedules of Non-Cash Investing
    and Financing Activities:
  Common stock and common stock options issued in
     satisfaction of liabilities for:

    Convertible notes                                       $      --   $ 530,000
                                                            =========   =========

    Property assets                                         $  90,772   $      --
                                                            =========   =========

    Legal services                                          $  99,390   $ 454,808
                                                            =========   =========

    Other services                                          $ 188,762   $ 243,805
                                                            =========   =========

    Compensation                                            $  55,804   $      --
                                                            =========   =========
  Intangible assets received for
    marketable securities                                   $  25,750   $      --
                                                            =========   =========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           Additional
                                                                           Additional        Paid-in
                                                    Common Stock             Paid-In         Capital        Accumulated
                                           -----------------------------
                                              Shares           Amount        Capital      Stock Options       Deficit
                                           -----------       -----------   -----------    -------------     -----------
Balance, December 1, 1998                   7,654,598        $    76,546   $ 8,651,428    $          --     ($6,779,154)
Issuances of shares                           780,000              7,800     2,205,627               --              --
Shares issued upon exercise
  of options                                  216,000              2,160       249,340               --              --
Shares issued for services  rendered          233,700              2,337       696,276               --              --
Shares issued for conversion
  of debt and interest                        308,857              3,089       549,017               --              --
Net decrease in value of
  marketable securities                            --                 --            --               --              --
Net loss                                           --                 --            --               --        (561,033)
                                           -----------       -----------    ----------    -------------     -----------

Balance, November 30, 1999                  9,193,155             91,932    12,351,688               --      (7,340,187)
Issuance of shares                              5,000                 50        20,950               --              --
Shares issued upon exercise
  of options                                  879,250              8,793     2,531,410               --              --
Shares issued for services rendered            27,484                275       163,867               --              --
Shares issued for compensation                 10,550                105        55,700               --              --
Shares issued for property assets              17,190                172        90,600               --              --
Options issued for services rendered               --                 --            --          124,010              --
Net increase in value of
  marketable securities                            --                 --            --               --              --
Net loss                                           --                 --            --               --      (1,490,678)
                                           -----------       -----------    ----------    -------------     -----------

Balance, November 30, 2000                 10,132,629        $   101,327   $15,214,215   $      124,010     ($8,830,865)
                                           -----------       -----------    ----------    -------------     -----------
                                          Accumulated
                                             Other           Stock            Total
                                         Comprehensive    Subscription    Stockholders'
                                         Income (Loss)     Receivable         Equity
                                         -------------    ------------    -------------
Balance, December 1, 1998                $     319,393    ($  150,000)      $ 2,118,213
Issuances of shares                                 --        150,000         2,363,427
Shares issued upon exercise
  of options                                        --             --           251,500
Shares issued for services  rendered                --             --           698,613
Shares issued for conversion
  of debt and interest                              --             --           552,106
Net decrease in value of
  marketable securities                       (390,603)            --          (390,603)
Net loss                                            --             --          (561,033)
                                         -------------    -----------     -------------

Balance, November 30, 1999                     (71,210)            --         5,032,223
Issuance of shares                                  --             --            21,000
Shares issued upon exercise
  of options                                        --             --         2,540,203
Shares issued for services rendered                 --             --           164,142
Shares issued for compensation                      --             --            55,805
Shares issued for property assets                   --             --            90,772
Options issued for services rendered                --             --           124,010
Net increase in value of
  marketable securities                         98,138             --            98,138
Net loss                                            --             --        (1,490,678)
                                         -------------    -----------     --------------
Balance, November 30, 2000               $      26,928     $       --       $  6,635,615
                                         =============    ===========     ==============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       F6

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a)    Description of Business:

                 The Company was incorporated in Delaware on September 11, 1989. The Company is engaged in cellular storage and the design and development of cellular storage devices used in its storage programs. The revenues recognized to date have been a combination of sales of its U-Cord program to customers and the sale of Revenue Sharing Agreements to investors. During 2000 the Company's primary focus has been the further development of the cellular storage of umbilical cord blood stem cells (U-Cord Program) in its Clearwater, Florida laboratory and the continued development of the CCEL III Cellular Storage Unit.

          The Company formed its wholly owned Delaware subsidiaries, Safti-Cell, Incorporated, CCEL Immune System Technologies, Inc., CCEL Expansion Technologies, Inc. and CCEL Bio-Therapies, Inc., in 1993 and Stem Cell Preservation, Inc. in 2000. As of November 30, 2000, no shares have been issued for any of these subsidiaries.

          In September 1998 the Company acquired Medical Marketing Network, Inc., (MMN) a New York corporation, as part of a marketing agreement. This corporation has not had any financial activity since its inception and none of the consideration paid in conjunction with the agreement was assigned to the purchase of MMN. The accompanying consolidated financial statements as at November 30, 2000 and 1999 and for the years then ended include the accounts of the Company and all of its wholly owned subsidiaries all of which are inactive with the exception of CCEL Bio-Therapies, Inc. and Stem Cell Preservation, Inc. All intercompany transactions have been eliminated in the consolidation.

          (b)    Revenue Recognition:

                 The Company recognizes revenue from cellular storage ratably over the contractual storage period and from processing fees upon the completion of processing.

                 Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured.

                 In fiscal 1999, $500,000 was recognized as revenue from the sale of a partial State Revenue Sharing Agreement. The remainder of the revenue was generated from the processing and storage of the U-Cord specimens. In fiscal 2000, $465,000 was recognized from the sale of the European marketing rights of the Company's U-Cord program to COLTEC, Ltd. and has received $1,400,000 for a renewable licensing agreement, with respect to this transaction (See Note 7).

                                       F7

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (c)    Concentrations of Credit Risks:

                 Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk.

                 CRYO-CELL depends on one company for the manufacture of its CCEL II cellular storage unit and several companies are manufacturing the CCEL III cellular storage unit. However, the Company believes that alternative manufacturing sources are available.

          (d)    Basis of Presentation:

                 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

          (e)    Use of Estimates:

                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

          (f)    Reclassifications:

                 Reclassifications have been made to the prior year's Consolidated Financial Statements to conform to the fiscal 2000 presentation.

          (g)    Cash and Cash Equivalents:

                 Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

          (h)    Marketable Securities:

                 The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are stated at fair value, with unrealized gains and losses recorded as a component of stockholders' equity (See Note 3).

                                       F8

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (i)    Receivables:

                 In fiscal 2000, receivables consist of the balance due from the sale of a partial State Revenue Sharing Agreement (See Note 13), the overage held in escrow regarding the legal settlement with the University of Arizona (See Notes 15 and 16) and amounts due from clients that have enrolled in the U-Cord processing and storage program.

          (j)    Property and Equipment:

          Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective life of the lease or the estimated useful lives of the improvements.

          Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in income. Expenditures for maintenance, repairs and minor betterments are charged to income as incurred.

                    Estimated useful lives are as follows:

          Machinery and equipment                              5 -10 years
          Furniture and fixtures                               5 - 7 years
          Condominium                                           27.5 years

          (k)    Intangible Assets:

                 Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight-line basis over estimated useful lives of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

          (l)    Long-Lived Assets:

                 In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"). Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. At November 30, 2000 and 1999, the carrying values of the Company's other assets and liabilities approximated their estimated fair values.

          (m)    Research, Development Costs and Related Engineering Costs:

                 Research, development and related engineering costs are expensed as incurred.

                                       F9

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (n)    Cost of Sales:

          Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord specimens. In fiscal 1999 an adjustment was made to cost of sales reversing the previous assignment of a proportionate share of the value of the equipment associated with the Revenue Sharing Agreements. This adjustment was made because the Revenue Sharing Agreements were renegotiated (See
          Note 13). Equipment costs related to Revenue Sharing Agreements are expensed in the period in which the sale is recorded.

          (o)    Loss per Common Share:

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

          (p)    Employees Stock Plans:

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

          (q)    Recently Issued Accounting Pronouncements:

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

                                      F10

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (q)    Recently Issued Accounting Pronouncements:

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

NOTE  2 - PROPERTY AND EQUIPMENT

                 The major classes of property and equipment are as follows:

                                                  November 30,
                                           --------------------------
                                              2000            1999
                                           ----------      ----------

         Condominium                       $   85,000      $        -
         Furniture and equipment              819,222         534,660
         Cellular storage units             1,171,240         325,000
         Leasehold improvements               157,837         147,009
         Equipment                          1,287,973       1,952,582
                                           ----------      ----------
                                            3,521,272       2,959,251
         Less:  Accumulated depreciation
                  and amortization            502,564         239,447
                                           ----------      ----------
                                           $3,018,708      $2,719,804
                                           ==========      ==========

NOTE  3 - MARKETABLE SECURITIES.

          (a)    Return on Investment Corporation:

                 In August 2000 Return on Investment Corporation (ROI) merged into Net/Tech International, Inc. (NTTI). ROI exchanged one share of common stock for twenty shares of NTTI common stock.

                 In November 1998 the Company's ownership percentage in NTTI decreased to less than 20% of the outstanding shares of NTTI. In previous years, the Company accounted for its investment in NTTI using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 Accounting for Certain Investment in Debt and Equity Securities, as described above, to account for the investment. Since NTTI stock was thinly traded and subject to considerable price fluctuation, if the Company were to attempt to sell large blocks of shares, it was unlikely

                                      F11

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - MARKETABLE SECURITIES. (Continued)

          (a)    Return on Investment Corporation:

          that the Company would be able to obtain the exchange market value as listed. This security was therefore subject to considerable market risk as well as subject to certain trading restrictions that limit the number of shares that can be sold during a 90-day period.

                 The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. The proceeds from the sale and realized gains on the sale of the stock during 1998 were both $515,574. The unrealized gain has been recorded as a component of stockholders' equity in the amount of $326,928 and $292,850 to reflect the fair market value of the investment as of November 30, 2000 and 1999, respectively.

          (b)    Other Securities:

                 In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. The fair value of this security as of November 30, 2000 and 1999 was $100,000 and $35,940 respectively and the unrealized holding loss on this security was $300,000 and $364,060 as of November 30, 2000 and 1999, respectively.

NOTE  4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                 Accrued expenses and other current liabilities are comprised of the following:

                                                       November 30,
                                                   -------------------
                                                    2000         1999
                                                   ------       ------

          Consultants and patent costs            $ 41,356    $  41,399
          Legal and accounting                      47,125       42,605
          Payroll and payroll taxes                 48,117       31,431
          General expenses                          46,183       51,754
                                                  --------    ---------

                                                  $182,781    $ 167,189
                                                  ========    =========

NOTE 5 - PATENTS.

                 The Company has patented technology on cryogenic preservation units and has received patents for additional functions of the cryogenic unit, for an additional unit which incorporates a multi-chambered design, and for a process for controlled freezing/thawing. The Company has been granted patents in several countries. During fiscal 2000, the Company was assigned the patent rights to the HygieneGuard System and a loan receivable of $60,000, which was subsequently collected. Under the terms of the agreement, the Company sold 250,000 shares of Net Tech International, Inc. shares back to that company (See Note 3).

                                      F12

                    CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES.

                 The Company leases a building under an operating lease for its storage, laboratory and general office facilities. The lease, expiring in 2004, includes provisions for escalations and related costs. Rent charged to operations was $143,589 and $136,303 in 2000 and 1999, respectively.

                 The Company leased an apartment under an annual renewable operating lease for $700 per month, which expired at October 31, 2000 and was not renewed.

                 The Company leases a liquid nitrogen storage tank under an operating lease, which expires in 2002. The lease payments are $695 per month.

                 The future minimum rental payments under these operating leases, as of November 30, 2000, are as follows:

                 Years Ended
                 November 30,
                 ------------
                    2001                      $145,471
                    2002                       151,515
                    2003                       149,534
                    2004                       129,216
                                              --------

          Total future minimum
             rental payments                  $575,736
                                              ========



                 The Company is obligated under capital leases that expire at various dates during the next four years. The following is a summary of assets under capital leases as of November 30, 2000 and 1999, which are included in the accompanying consolidated financial statements under the caption of property and equipment:


                                                       November 30,
                                                    ------------------
                                                     2000        1999
                                                    ------      ------
          Leasehold improvements                    $12,909    $ 12,909
          Laboratory equipment                       30,282      30,282
                                                   --------    --------
                                                     43,191      43,191
          Less:  Accumulated depreciation            11,991       7,119
                                                   --------    --------

                                                   $ 31,200    $ 36,072
                                                   ========    ========


                 Assets under capital leases are depreciated over estimated useful lives of seven to ten years. Related depreciation expense totaled $4,872 and $4,317 for the years ended November 30, 2000 and 1999, respectively.

                                      F13

                    CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6 -  LEASES.  (Continued)

                 The future minimum lease payments under capital these leases are computed as follows:

              Years Ended
              November 30,
              ------------
                  2001                    $ 8,563
                  2002                      7,683
                  2003                      1,406
                                          -------

              Total future minimum
              lease payments              $17,652
                                          =======

NOTE  7 -  COMMITMENTS AND CONTINGENCIES.

                 In June 1998, the Company entered into an agreement, with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-CordTM stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted, and received, $25,000, which is classified as a deposit on the balance sheet. The Company is currently working with local medical practices, hospitals, and other medical industry organizations to implement this project.

                 As part of a September 1998 agreement between a consultant and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by the consultant and his team of sub-contractors. The original contract was for a five-year period, which provided for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and increments of 50,000 shares to be issued at various times during the contract period. In November 1999 the agreement was renegotiated with the 60,000 common shares previously issued to the consultant representing payment in full.

                 In January 2000 the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape and full page advertisements in the Lamaze Parent Magazine at a cost of $213,362. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading online women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze You and Your Baby educational videotape through the year 2003.

                 On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash and licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional

                                      F14

                    CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 - COMMITMENTS AND CONTINGENCIES. (Continued)

            options ($12.00 exercise price) as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in 2000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. which the Company owned on January 24, 2001.

NOTE  8 - CONVERTIBLE NOTES.

                   On November 30, 1998, the Company borrowed $530,000 on eleven convertible promissory notes. The notes had a term of six months at which time the principal plus interest, at 8% per year, was due. The promissory notes contained a conversion provision to the Company's restricted common stock at $2.00 per share. In February 1999, the loan agreements were converted into 302,857 shares of the Company's common stock at a price of $1.75 per share. The loan holders agreed to forego payment of $10,106 in accrued interest, which was credited to additional paid in capital.

                   In October 1998, the Company entered into a convertible note agreement borrowing $10,000 from an investor. The note had a term of one year at which time the principal plus interest, at 20% per year, was due. The noteholder had the option to be paid in full for interest plus principal or to convert to the Company's common stock at $2.00 per share. In October 1999, the noteholder converted the note and accrued interest into 6,000 shares of the Company's restricted common stock.

NOTE  9 - INCOME TAXES.

                   The Company has no provisions for current or deferred taxes for the years ended November 30, 2000 and 1999.

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

                                      F15

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES. (Continued)

                 As of November 2000 and 1999 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                             November 30,
                                       -------------------------
                                          2000           1999
                                       ----------     ----------

Deferred tax assets:
  Net operating loss carryforwards     $2,098,666     $1,767,924
  Tax over book basis in
    unconsolidated affiliate              297,042        338,837
  Valuation reserves                       50,448         60,280
  Depreciation and other                  (42,469)         6,744
                                       ----------     ----------
                                        2,403,687      2,173,785
  Less:  Valuation allowance            2,403,687      2,173,785
                                       ----------     ----------

                                       $        -     $        -
                                       ==========     ==========


                 The Company has unused net operating losses available for carryforward to offset future federal taxable income of $85,643 which expires by the year 2006, $294,557 which expires by the year 2008, $536,253 which expires by the year 2009, $295,551 which expires by the year 2010, $1,008,833 which expires by the year ended 2011, $1,783,543 which expires by the year 2012, $577,175 which expires by the year 2013, and $1,248,073 which expires by the year 2014. The total of the foregoing net operating loss carryforwards is $5,829,628. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an "ownership change". Such an "ownership change" as described in Section 382 of the Internal Revenue code may limit the Company's utilization of its net operating loss carryforwards.

                 A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pretax income follows:

                                                     For the Years Ended November 30,
                                                     --------------------------------
                                             2000            %             1999             %
                                            ------        ------          ------          -----
Loss before income tax benefit          ($1,490,678)                    ($ 561,033)
                                        -----------                     ----------

Tax expense at statutory rate             ($506,831)      (34.00)        ($190,751)       (34.00)
State taxes                                 (29,814)       (2.00)          (11,371)        (2.00)
Increase in valuation allowance             450,950        30.25           200,715         35.70
Other                                        85,695         5.75             1,227          0.30
                                        -----------       ------        ----------        ------

Total income taxes                      $         -            -             ($180)            -
                                        ===========       ======        ==========        ======

                                      F16

                CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY.

          (a)  Common Stock and Stock Options:

                 During 1999, the Company received $2,213,427 in cash proceeds and $150,000 from subscription from the sales of 780,000 shares of its common stock through private placements. The Company also issued 216,000 common shares to option holders who exercised these options in 1999 for $251,500. During 2000, the Company received $21,000 in cash proceeds from the sales of 5,000 shares of its common stock through private placements. The Company also issued 879,250 common shares to option holders who exercised these options in 2000 for $2,540,203.

                 In fiscal 1999, holders of $540,000, plus interest, in convertible notes elected to convert their notes into 308,857 shares of the Company's common stock in full satisfaction of the indebtedness.

          (a)  Common Stock and Stock Options:

                 The Company made payments for compensation, consulting, property assets and professional legal services rendered through the issuance of the Company's common stock. Legal fees of $99,390 and $531,012 were satisfied by the issuance of 19,000 and 151,700 common shares in 2000 and 1999, respectively. Consulting fees of $64,752 and $167,601 were paid by the issuance of 8,484 and 82,000 common shares in 2000 and 1999, respectively. During 2000, compensation in the amount of $55,804 was paid through the issuance of 10,550 common shares. The Company purchased property assets through the issuance of 17,190 common shares for $90,772 during 2000.

                 In 2000, the Company incurred $124,010 in consulting expenses based on the amortized portion of options issued to purchase 471,980 shares of the Company's common stock. These options expire through 2003.

          (b)  Employee Incentive Stock Option Plan:

                 In 2000 the Company adopted an Employee Incentive Stock Option Plan, and has reserved 1,500,000 shares of the Company's common stock for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant and vesting begins one year from the date of grant. The options are exercisable for a period of 90 days after termination.

                                      F17

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY.  (Continued)

          (c)  Stock Option Activity and Discussion:

               Stock option activity for the two years ended November 30, 2000, was as follows:

                                                                               Weighted
                                                                               Average
                                                                Number         Exercise
                                                              of Shares          Price
                                                              ---------        --------
          Outstanding and exercisable
            at December 1, 1998                                1,529,000         $4.04

          Granted                                              1,071,000          3.16
          Exercised                                             (216,000)         1.16
          Terminated                                            (143,000)         3.13
                                                              ----------        ------
          Outstanding and exercisable
            at November 30, 1999                               2,241,000          3.94

          Granted                                              1,231,500          6.43
          Exercised                                             (823,000)         2.92
          Terminated                                            (245,500)         3.81
                                                              ----------        ------

          Outstanding and exercisable
            at November 30, 2000                               2,404,000         $4.96
                                                              ==========        ======

          Significant option groups outstanding at November 30, 2000 and related price and life information follows:

                                                                    Weighted Average
                                                Weighted Average       Remaining
     Range of Exercise Price     Outstanding      Exercise price    Contractual Life
     -----------------------     -----------     ----------------   ----------------
     $1.00 to $ 2.00               110,250           $ 2.00                1.5
     $2.01 to $ 3.00               552,500           $ 2.74                2.2
     $3.01 to $ 4.00               231,250           $ 3.96                1.1
     $4.01 to $ 5.99               741,500           $ 4.81                3.2
     $6.00 to $ 7.00               355,500           $ 6.30                3.2
     $7.01 to $ 8.00               213,000           $ 8.00                3.0
     $8.01 to $ 9.00               100,000           $ 9.00                3.7
     $9.01 to $10.00               100,000           $10.00                3.7

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under SFAS No.123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $2,340,717 and $.23 for the year ended November 30, 2000, and the

                 CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCKHOLDERS' EQUITY.  (Continued)

          (c)    Stock Option Activity and Discussion:  (Continued)

          net loss and net loss per share for the year ended November 30, 1999 would have been $4,683,463 and $.41 respectively. The weighted average fair value at the date of grant for options granted during the years ended November 30, 2000 and 1999 was $2.68 and $1.00 per option, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's stock issued upon exercise of the options for Non-Employee's is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction. Other variables used to determine the fair value of the options for fiscal 2000 and 1999 were as follows:

                                                    For the Years Ended
                                                       November 30,
                                                    -------------------
                                                  2000               1999
                                                 ------             ------
          Weighted average values:
            Expected dividends                         0%               0%
            Expected volatility                 109%-119%             114%
            Risk free interest rate           4.78%-4.90%            6.70%
            Expected life                       2-4 years        1.9 years


               Weighted average grant date fair values are shown below for options granted in 2000 and 1999.

                                                                 Weighted Average        Weighted Aveage
                                                                 Fair Value/Share      Exercise PriceShare
                                                                 ----------------      -------------------
           2000
           ----
           Stock price - exercise price                               $   -                   $   -
           Stock price /greater than/ exercise price                  $4.52                   $5.00
           Stock price /less than/ exercise price                     $2.17                   $6.48

           1999
           ----
           Stock price - exercise price                               $   -                   $   -
           Stock price /greater than/ exercise price                  $2.38                   $2.05
           Stock price /less than/ exercise price                     $ .36                   $ .36

                 The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

                 CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - 401(k) PLAN.

                 In January 1997, the Company adopted a 401(k)-retirement plan, which allows eligible employees to allocate up to 15% of their salary to such plan. The Company does not make any matching contributions to this plan.

NOTE 12 - AGREEMENTS.

          (a)    Arizona:

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

          (b)    Illinois:

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

          (c)    Bio-Stor International, Inc.:

                 On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement enters Bio-Stor into a Revenue Sharing Agreement for the state of New York. The Company will credit Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of its 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

          (d)    Tenet HealthSystem Hospitals, Inc.:

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

                                      F20

                 CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - AGREEMENTS. (Continued)

          (e)    New Jersey:

                 On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. In May 2000 the original due date for the remaining balance was extended to April 2001. As of November 30, 2000 the remaining balance due is $380,000. Upon receipt of the balance due the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

          (f)    Saggi Capital:

                 In November 1998, the Company entered into an investor relations agreement with Saggi Capital Corporation. Saggi Capital agreed to provide various business consulting and investor relations services for the Company. Per the agreement the Company registered 200,000 options to purchase the Company's common stock at an exercise price of $1.00 per share. These options have been exercised and common stock has been issued to Saggi. The Company did not recognize an expense on the issuance of these options since the Company's common stock was trading below the exercise price on the date of grant. In January 2000, the Company renewed its contract with Saggi Capital. The Company has terminated this agreement effective January 2001.

          (g)    Women & Infants' Hospital of Rhode Island:

                 In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island ("hospital") for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. The hospital will be offering its stem cell banking services to parents of approximately 9,000 babies who are born each year at this facility. Under the terms of the agreement the hospital will provide the space and utilities, liquid nitrogen supply, technician, etc. CRYO-CELL will be responsible for the billing activities. The storage revenues will be divided 75% to the Company and 25% to the hospital, while the hospital is entitled to 100% of the processing revenue. Additionally, if processing revenue is insufficient to cover the fixed costs of the cord blood bank, CRYO-CELL will be responsible to pay the shortfall. In order to cover the possible shortfall the hospital required $50,000 to be placed in escrow. The $50,000 is classified as cash on the balance sheet.

          (h)    Other Agreements:

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

                                      F21

                 CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - RECEIVABLE-LITIGATION.

                 On or about September 27, 1999 the Company accepted the University of Arizona's offer of $800,000 to settle its litigation. In September 1999, the Company received $441,000 from the University of Arizona leaving a balance of $359,000 that is being held in escrow to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company reduced the award to $510,178 and recognized this as gain on litigation. This reduction includes a 20% contingency fee ($160,000) to the Company's previous attorneys and $129,822 in contested legal fees that the Company feels are not due and owing under the contract (See Note 14). When the $289,822 is netted against the $359,000 held in escrow the result is a receivable balance of $69,178. The Company has requested the release of the $69,178 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of the Company's settlement of the $1,170,000 original jury award.

NOTE 14 - LEGAL PROCEEDINGS.

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

                                      F22

                 CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - LEGAL PROCEEDINGS.  (Continued)

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

                 The Court granted CRYO-CELL's Motion to Strike Punitive Damages Claims with respect to H&B's Fifth Claim for Relief because such damages are not available in connection with negligence claims. Having dismissed the Fourth Claim for Relief for Fraud, H&B's motion to strike the punitive damages claimed in connection therewith was rendered moot

                                      F23

                 CRYO-CELL INTERNATIONAL, INC. AND SUSBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

        2000            1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
        ----            -----------   -----------   -----------    -----------
     Net loss           ($  352,356)  ($  325,617)  ($   260,499)  ($   552,206)
                        ===========   ===========   ============   ============

     Loss per share     ($     0.04)  ($     0.03)  ($      0.03)  ($      0.05)
                        ===========   ===========   ============   ============

     Shares used in
        computation       9,294,435     9,895,148     10,072,120     10,118,015
                        ===========   ===========   ============   ============

        1999            1st Quarter   2nd Quarter    3rd Quarter    4th Quarter
        ----            -----------   -----------    -----------    -----------
     Net loss           ($  433,511)  ($   57,923)  ($   343,377)   $   273,778
                        ===========   ===========   ============   ============

     Loss per share     ($     0.06)  ($     0.01)  ($      0.04)   $      0.03
                        ===========   ===========   ============   ============
     Shares used in
        computation       7,855,687     8,549,460      8,728,129      8,837,468
                        ===========   ===========   ============   ============

                                      F24

                                   Part III

         Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2001.

                                     PART IV
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
--------          --------------------------------
         (a)      Exhibits

                       3.1    Certificate of Incorporation (1)
                      3.11    Amendment to Certificate of Incorporation
                       3.2    By-Laws (1)
                      3.21    Board Minutes to Amendment of By-Laws
                     10.11    Agreement with InstaCool of North America, Inc.
                              (2)
                     10.12    Agreement with the University of Arizona (2)
                     10.13    Agreement with Illinois Masonic Medical Center (4)
                     10.14    Agreement with Bio-Stor (4)
                     10.15    Agreement with Gamida-MedEquip (4)
                     10.16    Agreement with ORNDA HealthCorp (Tenet
                              HealthSystem Hospitals, Inc.) (4)
                     10.17    Convertible Note from Net/Tech International, Inc.
                              Dated November 30, 1995 (3)
                     10.18    Amended Agreement with Bio-Stor (5)
                     10.19    Agreement with Dublind Partners, Inc.
                     10.20    Agreement with Medical Marketing Network, Inc.
                        21    List of Subsidiaries (3)
                        27    Financial Data Schedule
              (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
              (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1994.
              (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1995.
              (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.
              (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.
              (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.
              (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.
         (b)      Reports on Form 8-K.
              (1)    Form 8-K filed September 12, 1997 - Resignation of William
                     C. Hardy as President, Chief Operating Officer and member of the Board. Resignation of Leonard Green from the Board of Directors.
              (2) Form 8-K filed November 18, 1997 - Company filed a multi-count lawsuit in the United States District Court, Northern District of New York claiming that Stainless Design Corporation of Saugerties, New York breached its contract.
              (3) Form 8-K filed February 16, 2000 - The judge issued an order in which she (1) granted the Company's motion to strike punitive damages and dismiss part of the complaint,
                     (2) granted Daniel Richard's, Mark Richard's and Gerald Maass' motion to dismiss complaint for lack of personal jurisdiction, and (3) granted in part and denied in part Horwitz & Beam, Inc.'s motion for order dismissing counterclaim and/or strike portions thereof.
                     Supplemental Information to be furnished with reports filed pursuant to Section 15(d).
         (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

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

                                   CRYO-CELL INTERNATIONAL, INC.

                                   By: /s/ Daniel D. Richard
                                      -----------------------------
                                   Daniel D. Richard, Chief Executive Officer

Dated:  March 5 , 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

NAME                                    TITLE


/s/ Daniel D. Richard                   Chief Executive Officer and
-----------------------------
Daniel D. Richard                       Chairman of the Board
                                        (Principal Executive Officer)

/s/ Wanda D. Dearth                     President and Chief Operating Officer
-----------------------------
Wanda D. Dearth                         Director

/s/ Gerald F. Maass                     Executive Vice President
-----------------------------
Gerald F. Maass                         Director

/s/ Jill M. Taymans                     Chief Financial Officer
-----------------------------
Jill M. Taymans

/s/ Edward W. Modzelewski               Director
-----------------------------
Edward W. Modzelewski

/s/ Frederick C.S. Wilhelm              Director
-----------------------------
Frederick C.S. Wilhelm

/s/ Junior  Winokur                     Director
-----------------------------
Junior Winokur

/s/ Mercedes Walton                     Director
-----------------------------
Mercedes Walton

/s/ Ronald Richard                      Director
-----------------------------
Ronald Richard

EXHIBITS                 DESCRIPTION                            PAGES
--------                 -----------                            -----

3.11           Amendment to Certificate of Incorporation
27             Financial Data Schedule