Form 10QSB
period 2001-02-28
CRYO CELL INTERNATIONAL INC
filed 2001-04-13
CIK 862692

                   U. S. Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-QSB

     (Mark One)
     / X / Quarterly report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.
           For the quarterly period ended February 28, 2001
     /   / Transition report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.
           For the transition period from _________ to __________

     Commission File Number 0-23386

                         CRYO-CELL INTERNATIONAL, INC.

     -------------------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)

            DELAWARE                    22-3023093
     ----------------------------       ------------------------
     (State or other Jurisdiction       (I.R.S. Employer
     of Incorporation or                Identification No.)
     Organization)

        3165 McMullen Booth Road, Building B, Clearwater, Florida 33761
     ------------------------------------------------------------------
          (Address of Principal Executive Offices)     (Zip Code)


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

          Yes  / X /                No   /   /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 2001, 10,175,629 shares of $0.01 par value common stock were outstanding.

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

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                              ------
                                                                                              February 28,         November 30,
                                                                                                 2001                 2000
                                                                                              -----------          -----------
Current Assets
--------------
   Cash and cash equivalents                                                                  $ 2,560,901          $ 2,695,794
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $29,000)                                                               175,475              131,573
   Receivable - Litigation                                                                         69,178               69,178
   Receivable - Revenue Sharing Agreement                                                         380,000              380,000
   Marketable securities                                                                          288,181              429,428
   Prepaid expenses and other current assets                                                      258,730              174,817
                                                                                              -----------          -----------
                  Total current assets                                                          3,732,465            3,880,790
                                                                                              -----------          -----------
Property and Equipment                                                                          3,009,738            3,018,708
----------------------                                                                        -----------          -----------
Other Assets
------------
   Intangible assets (net of amortization of $59,196 and $57,018, respectively)                   107,537              108,675
   Marketable securities                                                                                -                    -
   Investment in European Affiliate                                                             1,000,000            1,000,000
   Investment option to purchase                                                                  100,000              100,000
   Loan receivable - affiliate                                                                    150,000              100,000
   Deposits with vendors and others                                                               128,495               29,195
                                                                                              -----------          -----------
                  Total other assets                                                            1,486,032            1,337,870
                                                                                              -----------          -----------
                                                                                              $ 8,228,235          $ 8,237,368
                                                                                              ===========          ===========

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     ------------------------------------
                                                                                              February 28,         November 30,
                                                                                                 2001                 2000
                                                                                              -----------          -----------
Current Liabilities
-------------------
   Accounts payable                                                                           $   253,498          $    92,911
   Accrued expenses and withholdings                                                              196,975              182,782
   Current portion of obligations under capital leases                                              2,738                3,122
                                                                                              -----------          -----------
             Total current liabilities                                                            453,211              278,815
                                                                                              -----------          -----------

Other Liabilities
-----------------
    Unearned revenue                                                                            1,185,128            1,279,683
    Deposits                                                                                       16,175               28,725
    Obligations under capital leases-net of current portion                                        12,868               14,530
                                                                                              -----------          -----------
Total other liabilities                                                                         1,214,171            1,322,938
                                                                                              -----------          -----------
Stockholders' Equity
--------------------
   Preferred stock (500,000 $.01 par value authorized and unissued)                                     -                    -
   Common stock (20,000,000 $.01 par value common shares
      authorized; 10,175,629 at February 28, 2001, and 10,135,629
      at November 30, 2000 issued and outstanding)                                                101,756              101,327
   Additional paid-in capital                                                                  15,394,785           15,214,215
   Additional paid-in capital - stock options                                                     157,280              124,010
   Accumulated other comprehensive income (loss)                                                   25,681               26,928
   Accumulated deficit                                                                         (9,118,649)          (8,830,865)
                                                                                              -----------          -----------
Total stockholders' equity                                                                      6,560,853            6,635,615
                                                                                              -----------          -----------
                                                                                              $ 8,228,235          $ 8,237,368
                                                                                              ===========          ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                       Three Months Ended
                                                                       ------------------

                                                                  February 28,       February 29,
                                                                      2001               2000
                                                                  ------------       ------------
Revenue                                                           $   761,618        $   425,903
                                                                  ------------       ------------
Costs and Expenses:
   Cost of sales                                                      264,448            163,607
   Marketing, general & administrative expenses                       808,948            576,636
   Research, development and related engineering                       17,591             21,191
   Depreciation and amortization                                       68,555             31,309
                                                                  ------------       ------------

Total cost and expenses                                             1,159,542            792,743
                                                                  ------------       ------------
Operating Loss                                                       (397,924)          (366,840)
                                                                  ------------       ------------
Other Income and (Expense):

   Interest Income                                                     36,142             15,358
   Interest Expense                                                      (528)              (874)
   Other Income                                                       175,000                  -
   Loss on Sale of Marketable Securities                             (100,474)                 -
                                                                  ------------       ------------
Total other income                                                    110,140             14,484

                                                                  ------------       ------------
Net Loss                                                          $  (287,784)       $  (352,356)
                                                                  ============       ============

Net loss per share - basic and diluted                                 ($0.03)            ($0.04)
                                                                  ============       ============
Number of Shares Used In Computation
Basic and diluted                                                  10,142,485          9,294,435
                                                                  ============       ============

Comprehensive loss:
 Net loss:                                                           (287,784)          (352,356)
 Other comprehensive income (loss)
 Net increase (decrease) in value
   of marketable securities                                            (1,247)           377,639
                                                                  ------------       ------------

Comprehensive income (loss)                                          (289,031)            25,283
                                                                  ============       ============

Comprehensive loss per share - basic and diluted                        (0.03)                 -
                                                                  ============       ============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                            February 28,             February 29,
                                                                                2001                     2000
                                                                                ----                     ----
Cash Flows from Operating Activities
     Net Loss                                                               $ (287,784)              $ (352,356)
     Adjustments to reconcile net loss
     to cash used for operating activities:
        Depreciation and amortization                                           76,562                   31,309
        Loss on sale of marketable securities                                  100,474                        -
         Issuance of common stock for interest and services rendered           173,363                   34,132
      Changes in assets and liabilities:
         Accounts receivable                                                   (43,902)                 (27,921)
         Prepaid expenses and other current assets                             (83,912)                 (31,707)
         Deposits                                                              (99,300)                  (4,862)
        Accounts payable                                                       160,587                   12,533
        Accrued expenses                                                        14,193                   21,375
        Refundable income taxes payable                                              -                     (706)
        Unearned revenue and deposits                                         (107,105)                  48,329
                                                                            ------------             ------------
Net cash provided by (used for) operating activities                           (96,924)                (269,874)
                                                                            ------------             ------------

Cash flows from investing activities:
        Loan receivable - Saneron                                              (50,000)                       -
        Purchases of property and equipment                                    (65,414)                (192,809)
        Payments for intangible assets                                          (1,040)                 (15,208)
                                                                            ------------             ------------
Net cash provided by (used for) investing activities                          (116,454)                (208,017)
                                                                            ------------             ------------

Cash flows from financing activities
        Proceeds from the sale of securities                                    39,531                   21,000

        Exercise of stock options                                               41,000                  433,580
        Repayment of capital leases                                             (2,046)                  (1,702)
                                                                            ------------             ------------
Net cash provided by financing activities:                                      78,485                  452,878
                                                                            ------------             ------------

     Increase (decrease) in cash and cash equivalents                         (134,893)                 (25,013)

     Beginning of period                                                     2,695,794                1,555,190
                                                                            ------------             ------------
     End of period                                                          $2,560,901               $1,530,177
                                                                            ============             ============
Supplemental disclosure of cash flow information:

      Interest                                                              $      528               $      874
                                                                            ============             ============
      Income taxes                                                          $        -               $        -
                                                                            ============             ============



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)


NOTE 1 -  FINANCIAL STATEMENTS
------------------------------

     The Consolidated Financial Statements including the Consolidated Balance Sheet as of February 28, 2001, Consolidated Statements of Operations for the three months ended February 28, 2001 and Consolidated Statement of Cash Flows for the three months ended February 28, 2001 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2000 Annual Report on Form 10-KSB.

NOTE 2 -  MARKETABLE SECURITIES
-------------------------------

Net/Tech International

     In August 2000 Return on Investment Corporation (ROI) merged into Net/Tech International, Inc. (NTTI). ROI exchanged one share of common stock for twenty shares of NTTI common stock.

     In November 1998 the Company's ownership percentage in Net/Tech International Inc. (NTTI) decreased to less than 20% of the outstanding shares of NTTI. In previous years, the Company accounted for its investment in NTTI using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 Accounting for Certain Investment in Debt and Equity Securities, to account for the investment. Since NTTI stock was thinly traded and subject to considerable price fluctuation, if the Company were to attempt to sell large blocks of shares, it was unlikely that the Company would be able to obtain the exchange market value listed. This security was therefore subject to considerable market risk as well as subject to certain trading restrictions that limit the nuber of shares that can be sold during a 90-day period.

     The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $220,681 and $730,099 to reflect the fair market value of the investment as of February 28, 2001 and February 29, 2000, respectively.

                        CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              February 28, 2001
                                  (Unaudited)

NOTE 2 -  MARKETABLE SECURITIES (CONT'D)
----------------------------------------

Other Securities

     In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. In February 2001, the Company sold 35,000 shares. The gross proceeds from the sale was $39,531, which resulted in a loss of $100,474, which is recognized as a Loss on the Sale of Securities. The fair value of this security as of February 28, 2001 and February 29, 2000 was $65,000 and $118,750, respectively and the unrealized holding loss on this security was $195,000 and $281,250 as of February 28, 2001 and February 29, 2000, respectively.

NOTE 3-   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     In June 1998, the Company entered into an agreement with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-Cord/TM/ stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000, which is classified as a deposit on the balance sheet. The Company is currently working with local medical practices, hospitals, and other medical industry organizations to implement this project.

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

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash and licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price) as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in fiscal 2000 and $175,000 as of February 28, 2001. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. which the Company owned on January 24, 2001.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)

NOTE 4 -  LEGAL PROCEEDINGS
---------------------------

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

     On December 17, 1999, Judge Alicemarie H. Stotler of the United States District Court in the Central District of California, issued an Order in which she: (1) granted CRYO-CELL International, Inc.'s ("CRYO-CELL") Motion to Strike Punitive Damages and Dismiss Part of the Complaint; (2) granted Daniel Richard's, Mark Richard's and Gerald F. Maass' (the "Individual Defendants") Motion to Dismiss Complaint for Lack of Personal Jurisdiction; and (3) granted in part and denied in part Horwitz & Beam, Inc.'s ("H&B") Motion for Order Dismissing Counterclaim and/or Strike Portions Thereof. As discussed

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)

NOTE 4 -  LEGAL PROCEEDINGS
---------------------------

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

NOTE 5    STOCKHOLDERS' EQUITY
------------------------------

     During 2000, the Company received $21,000 in cash proceeds from the sales of 5,000 shares of its common stock through private placements. The Company also issued 879,250 common shares to option holders who exercised these options in 2000 for $2,540,203. As of February 28, 2001 the Company issued 18,000 shares of its common shares to option holders who exercised options for $41,000.

     The Company made payments for consulting services through the issuance of common stock. Consulting fees of $40,000 were paid by the issuance of 10,000 common shares during the first quarter of fiscal 2001. The Company also issued 15,000 shares of its common stock to the University of South Florida per the agreement made between the University and CCEL Bio-Therapies, Inc., a subsidiary of the Company, during the first quarter of 2001.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant.

     In 2000, the Company incurred $124,010 in consulting expenses based on the amortization portion of options issued to purchase 471,980 shares of the Company's common stock. In February 2001 $33,270 is recognized as consulting expenses based on the amortization portion. These options expire through 2004.

     The Black-Scholes option-pricing model was developd for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)

NOTE 6    AGREEMENTS
--------------------

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

Bio-Stor, LLC

     On February 26, 1999, the Company modified all previous agreements with Bio-Stor, LLC. The modified agreement enters Bio-Stor into a Revenue Sharing Agreement for the state of New York. The Company will credit Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of its 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor, LLC and the Company.

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

New Jersey

     On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000 was originally due in May 2000. In May 2000 the original due date for the remaining balance was extended to April 2001. As of February 28, 2001 the remaining balance due is $380,000. Upon receipt of the balance due the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)

NOTE 6    AGREEMENTS (CONT'D)
-----------------------------

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

University of South Florida at Tampa

     In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. In addition, an application is being filed for a State of Florida I-4 matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)

NOTE 7    RECEIVABLE LITIGATION
-------------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord/TM/) blood stem cells for autologous/sibling use. Having recently celebrated its 10-year anniversary, the Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell storage. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company's original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens in one site. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

     Given the potential benefits of U-Cord stem cell preservation, the number of stored parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States alone. Critical reasons for this low level of market penetration are the misperception of the high cost of stem cell storage as well as a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord blood for transplantation and/or other types of treatments. A number of competitors in this market have been charging upwards of $1000 - $1500 for this stem cell preservation plus higher annual fees for storage than the Company charges. The cost is usually not covered by insurance. The Company has made this procedure affordable and within financial reach of most families. The growth and profitability of the Company should come from increases in stem cell specimen storage volume driven by its marketing approaches, resulting in an increasing base of annual stem cell storage renewal fees.

     In June 1998, the Company signed an agreement with Women & Infants Hospital of Rhode Island. The Company has offered Its U-Cord program services for the potential medical benefit of the approximately 9,000 babies born annually at the hospital.

     During 2001, all U-Cord/TM/ blood processing and preservation will be done at the Company's facility. It is anticipated that this shift in focus will limit the number of new Lifespan/SM/ Center implementations in the future.

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


     Other cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover, the use of these units exposes the remaining stored specimens to ambient temperature whenever specimens are inserted or retrieved. The Company has designed and holds patents on a system which makes use of the latest in computer, robotics and bar code laser scanning identification technologies.
The unit is currently assembled by an independent manufacturer utilizing the Company's patented designs.

     In February 1999, the Company was granted a patent on the CCEL III computer controlled robotically operated cellular storage system which is designed to be multi-functional. When completely developed the unit will be able to store more than 35,000 5ml vials, and many times that number of smaller vials. Because the CCEL III is multi-functional it is currently being evaluated for various other uses.

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended February 28, 2001 as compared to the same period of the prior year.

General

     To increase awareness of its services, the Company has invested in a variety of marketing programs designed to educate expectant parents and those medical caregivers to whom they turn to for advice.

     The Company markets its preservation services to expectant parents and by distributing information to obstetricians, pediatricians, Lamaze instructors and other, childbirth educators, certified nurse-midwifes and other related healthcare professionals. The Company has clinical educators based in several regions who work with the medical community and with expectant parents to educate them on cord blood stem cell preservation. The Company also has a clinical support team of specially trained nurses who are available 24 hours, 7 days a week to educate expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation. In addition, the Company exhibits at conferences, trade shows and other media focusing on the expectant parent market. The

Company is realizing an increasing level of interest from its Web site, www.CRYO-CELL.com.

     In January 2000 the Company renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape. The agreement has been extended for three (3) years and calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction programs. The tutorial tape, which is distributed by approximately 9over 10,000 instructors, discusses the importance of cord blood storage and refers viewers to the full-page ad that the Company has placed in the Lamaze Parents Magazine, which is distributed to 2.4 million expectant mothers. During 2000, 600,000 You and Your Baby CD's were distributed through WAL-MART stores for the first time. The Company also places an ad in Lamaze para Padres, Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 2003.

     In March 2000, the Company became a sponsor of the 2000 ACOG (American College of Obstetricians and Gynecologists) Meeting CD-ROM. The CD includes a segment on the Company's U-Cord/TM/ program and was distributed to approximately 40,000 ACOG members in November 2000. The Company is the only cord blood preservation firm featured on the CD-ROM.

     In March 2000, the Company launched its Mother to Mother/TM/ Educational Network program to offer the Company's umbilical cord blood preservation program to expectant parents. The network is comprised of clients who have stored their newborn's U-Cord blood stem cells with the Company. These independent contractors contact expectant parents, OB/GYN's and medical caregivers advising them of the Company's affordable service.

     The Company's advertisements have appeared in, or are scheduled for insertion in, several national targeted prenatal magazines including American Baby, Pregnancy, Baby Talk and Fit Pregnancy. Expectant parents have also received information via emails and newsletter links through BabyCenter.com. BayNews 9, a CNN affiliate, and NewsChannel 10 have both carried stories about CRYO-CELL's affordable service.

     In January 2001, the Company established the Grandparent's Legacy Program. Through this program, grandparents can provide the gift of cord blood stem cell preservation for their grandchildren.

     In September 1999, the Company was granted a Blood Bank license to operate in the state of New Jersey. The Company is now authorized to operate in all 50 states.

     In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is being conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment under this agreement. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology utilizing cord blood for the treatment of neurological degenerative diseases. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. If the grants are approved an additional $100,000 per grant will be received, which will be used to further research. In addition, the application for a State of Florida I-4 matching grant has been approved for $100,000, which will also be used for research. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock.

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash and licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in 2000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. At September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. that the Company owned on January 24, 2001.

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

Management

     At present there are 24 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

E. Thomas Deutsch, III, Director of Systems Chief Information
Officer. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a bachelor of B.. S. degree in Mathematics. Prior to joining the Company in 1996, Mr.
Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company's communications and information systems, developing, implementing and supporting the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2001 were $761,618 as compared to $425,903 for the same period in 1999 representing a 79% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-Cord/TM/ stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the second quarter of fiscal 2001.

Cost of Sales.  Cost of sales for the three months ended February 28, 2001 were
$264,448 as compared to $163,607 in 2000.    The cost of sales for the three
months ended February 28, 2001 and February 29, 2000 represents the associated expenses resulting from the processing and testing of the U-Cord/TM/ specimens in the Company's own state of the art laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 28, 2001 were $808,948 as compared to $576,636 in 2000. The increase reflects, in part, the expenses of additional executive management, market development, lab operations support and clinical services expansion associated with the growth of the Company's cellular storage program.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2001, were $17,591 as compared to $21,191 in 2000. The expenses incurred in 2001 reflect the funding of the research project between the Company's a subsidiary, CCEL Bio-Therapies, Inc., and the University of South Florida at Tampa. The reduction reflects the impact of previous investments regarding the Company's third generation cellular storage system.

Liquidity and Capital Resources

     At February 28, 2001, the Company had cash and cash equivalents of $2,560,901 as compared to $1,530,177 at February 29, 2000. The increase in cash and cash equivalents was due primarily to the exercise of stock options in 2000 and the income received from the sale of the Company's European marketing rights.

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

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

I. In December,December 1992, CRYO-CELL entered into an exclusive agreement with the University of Arizona to develop and enhance a commercial (paid for) cord blood stem cell bank. Prior to this agreement the University of Arizona had not commenced storing any cord blood specimens. CRYO-CELL provided the means for the University to obtain approximately 1400 paying clients. Prior to the termination of the exclusive agreement, which CRYO-CELL alleges was unwarranted,unwarranted, the University breached its contract with CRYO-CELL and entered into an Agreement with Cord Blood Registry, Inc. (CBR).

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

     On or about September 27, 1999 the Company accepted the University's offer of $800,000 and settled the matter in order to avoid a lengthy and costly appeals process. On September 30, 1999, the Company received $441,000 from the University of Arizona. The remaining balance of $359,000 is being held in escrow, to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company disputes their position and has counter sued sued Horwitz and Beam for malpractice and is seeking $1,000,000 in compensatory damages and an unspecified amount of punitive damages deemed appropriate by the court.

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above-described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. The court granted a summary judgment dismissal in favor of CBR. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case and certain aspects of its case against the University of Arizona by failing to depose CBR defendents on a timely basis and failing to respond to the University's request for an exemption from punitive damages (stating they were a public entity), among others. Without this evidence, t he court granted a summary judgment dismissal in favor of CBR. There is a dispute as to whether Horwitz and Beam is entitled to the fees of $129,822 they claim is owed by the Company.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------        --------------------------------

  (a)     Exhibits
            3.1     Certificate of Incorporation (1)
           3.11     Amendment to Certificate of Incorporation (1)
            3.2     By-Laws (1)
           3.21     Board Minutes to Amendment of By-Laws (1)
          10.11     Agreement with InstaCool of North America, Inc. (2)
          10.12     Agreement with the University of Arizona (2)
          10.13     Agreement with Illinois Masonic Medical Center (4)
          10.14     Agreement with Bio-Stor (4)
          10.15     Agreement with Gamida-MedEquip (4)
          10.16     Agreement with ORNDA HealthCorp (Tenet HealthSystem
                    Hospitals, Inc.)   (4)
          10.17     Convertible Note from Net/Tech International, Inc.
                    Dated November 30, 1995 (3)
          10.18     Amended Agreement with Bio-Stor (5)
          10.19     Agreement with Dublind Partners, Inc. (6)
          10.20     Agreement with Medical Marketing Network, Inc. (6)
             21     List of Subsidiaries (3)
     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
     (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.
     (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.
     (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1999.
     (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000.
  (b)   Reports on Form 8-K.
     (1) Form 8-K filed September 12, 1997 - Resignation of William C. Hardy as President, Chief Operating Officer and member of the Board. Resignation of Leonard Green from the Board of Directors.
     (2) Form 8-K filed November 18, 1997 - Company filed a multi-count lawsuit in the United States District Court, Northern District of New York claiming that Stainless Design Corporation of Saugerties, New York breached its contract.
     (3) Form 8-K filed February 16, 2000 - The judge issued an order in which she (1) granted the Company's motion to strike punitive damages and dismiss part of the complaint, (2) granted Daniel Richard's, Mark Richard's and Gerald Maass' motion to dismiss complaint for lack of personal jrisdiction, and (3) granted in part and denied in part Horwitz & Beam, Inc.'s motionto for order dismissing counterclain and/or strike portions thereof.
     (4) Form 8-K filed June 6, 2000 - Appointment of Wanda D. Dearth as President and Chief Operating Officer.
          Supplemental Information to be furnished with reports filed pursuant to Section 15(d).
  (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRYO-CELL INTERNATIONAL, INC.

                              /s/ DANIEL D. RICHARD
                              ----------------------------------

                              Daniel D. Richard
                              Chief Executive Officer





 Date:   April 13, 2001