Form 10QSB
period 2001-05-31
CRYO CELL INTERNATIONAL INC
filed 2001-07-13
CIK 862692

                   U. S. Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-QSB

     (Mark One)
     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
           For the quarterly period ended May 31, 2001
     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
           For the transition period from_________________to_______________

     Commission File Number 0-23386

                         CRYO-CELL INTERNATIONAL, INC.

     ______________________________________________________________________
     (Exact name of Small Business Issuer as Specified in its Charter)

            DELAWARE                             22-3023093
     ----------------                            --------------------
     (State or other Jurisdiction                (I.R.S. Employer
     of Incorporation or                         Identification No.)
     Organization)

           3165 McMullen Booth Road, Building B, Clearwater, Florida 33761
     ----------------------------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)


     Issuer's phone number, including area code: (727) 450-8000


     ______________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

          Yes  /X/                No   / /

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 2001, 10,255,829 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes  / /  No  /X/

                         CRYO-CELL INTERNATIONAL, INC.


                               TABLE OF CONTENTS


                                                                       PAGE



PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                            3

        Condensed Consolidated Statements of Operations                  4

        Condensed Consolidated Statements of Cash Flows                  5

        Notes to Condensed Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis                            13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               20

Item 6. Exhibits and Reports On Form 8-K                                22


SIGNATURES                                                              23

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                            ASSETS
                                                            ------
                                                                                             May 31,            November 30,
                                                                                               2001                 2000
                                                                                         ----------------     ----------------
Current Assets
--------------
   Cash and cash equivalents                                                             $      2,298,433     $      2,695,794
   Accounts receivable and advances (net of allowance for
    doubtful accounts of $29,000)                                                                 175,689              131,573
   Receivable - Litigation                                                                         69,178               69,178
   Receivable - Revenue Sharing Agreement                                                       1,070,000              380,000
   Note Receivable                                                                                100,000                    -
   Marketable securities                                                                          215,618              429,428
   Prepaid expenses and other current assets                                                      245,515              174,817
                                                                                         ----------------     ----------------
                   Total current assets                                                         4,174,433            3,880,790
                                                                                         ----------------     ----------------
Property and Equipment                                                                          3,193,258            3,018,708
----------------------                                                                   ----------------     ----------------
Other Assets
------------
   Intangible assets (net of amortization of $61,414 and $57,018, respectively)                   112,714              108,675
   Investment in European Affiliate                                                             1,000,000            1,000,000
   Investment option to purchase                                                                  100,000              100,000
   Loan receivable - affiliate                                                                    150,000              100,000
   Deposits with vendors and others                                                               428,495               29,195
                                                                                         ----------------     ----------------
                   Total other assets                                                           1,791,209            1,337,870
                                                                                         ----------------     ----------------
                                                                                         $      9,158,900     $      8,237,368
                                                                                         ================     ================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------
                                                                                             May 31,            November 30,
                                                                                               2001                 2000
                                                                                         ----------------     ----------------
Current Liabilities
-------------------
   Accounts payable                                                                      $        177,720     $         92,911
   Accrued expenses and withholdings                                                              147,102              182,782
   Current portion of obligations under capital leases                                              2,342                3,122
                                                                                         ----------------     ----------------
             Total current liabilities                                                            327,164              278,815
                                                                                         ----------------     ----------------

Other Liabilities
-----------------
   Unearned revenue                                                                             1,083,808            1,279,683
   Deposits                                                                                        10,250               28,725
   Obligations under capital leases-net of current portion                                         11,156               14,530
                                                                                         ----------------     ----------------
Total other liabilities                                                                         1,105,214            1,322,938
                                                                                         ----------------     ----------------

Stockholders' Equity
--------------------
   Preferred stock (500,000 $.01 par value authorized and unissued)                                     -                    -
   Common stock (20,000,000 $.01 par value common shares
    authorized; 10,255,829 at May 31, 2001,  and 10,135,629
    at November 30, 2000 issued and outstanding)                                                  102,558              101,327
   Additional paid-in capital                                                                  15,906,681           15,214,215
   Additional paid-in capital - stock options                                                     196,799              124,010
   Accumulated other comprehensive income (loss)                                                   (2,882)              26,928
   Accumulated deficit                                                                         (8,476,634)          (8,830,865)
                                                                                         ----------------     ----------------
Total stockholders' equity                                                                      7,726,522            6,635,615
                                                                                         ----------------     ----------------
                                                                                         $      9,158,900     $      8,237,368
                                                                                         ================     ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                    Three Months Ended                    Six Months Ended
                                                                    ------------------                    ----------------
                                                                 May 31,            May 31,           May 31,            May 31,
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
Revenue                                                       $  1,870,871       $    519,738       $  2,632,489       $    945,641
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:
 Cost of sales                                                     395,064            219,796            659,512            383,403
 Marketing, general & administrative expenses                      941,219            653,388          1,750,167          1,230,024
 Research, development and related engineering                       1,500            174,534             19,091            195,725
 Depreciation and amortization                                      79,629             23,240            148,184             54,549
                                                              ------------       ------------       ------------       ------------

Total cost and expenses                                          1,417,412          1,070,958          2,576,954          1,863,701
                                                              ------------       ------------       ------------       ------------

Operating Income (Loss)                                            453,460           (551,220)            55,535           (918,060)
                                                              ------------       ------------       ------------       ------------

Other Income and (Expense):

 Interest Income                                                    25,305             25,974             61,447             41,332
 Interest Expense                                                     (466)              (371)              (994)            (1,245)
 Other Income                                                      195,142            200,000            370,142            200,000
 Loss on Sale of Marketable Securities                             (31,425)                --           (131,899)                --
                                                              ------------       ------------       ------------       ------------
Total other income                                                 188,556            225,603            298,696            240,087
                                                              ------------       ------------       ------------       ------------
Net Income (Loss)                                             $    642,016       $   (325,617)      $    354,231       $   (677,973)
                                                              ============       ============       ============       ============

Net income (loss) per share - basic and diluted               $       0.06             ($0.03)      $       0.03             ($0.07)
                                                              ============       ============       ============       ============

Number of Shares Used In Computation
Basic and diluted                                               10,194,831          9,895,148         10,168,945          9,599,764
                                                              ============       ============       ============       ============


Comprehensive loss:
 Net income (loss):                                                642,016           (325,617)           354,231           (677,973)
 Other comprehensive income (loss)
 Net increase (decrease) in value
  of marketable securities                                         (28,563)           122,347            (29,810)           397,712
                                                              ------------       ------------       ------------       ------------

Comprehensive income (loss)                                        613,453           (203,270)           324,422           (280,261)
                                                              ============       ============       ============       ============

Comprehensive income (loss) per share - basic and diluted             0.06              (0.02)              0.03              (0.03)
                                                              ============       ============       ============       ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                 ----------------

                                                                           May 31,               May 31,
                                                                            2001                  2000
                                                                         -----------           -----------
Cash Flows from Operating Activities
     Net Income (Loss)                                                   $   354,231           $  (677,973)
     Adjustments to reconcile net loss
     to cash used for operating activities:
        Depreciation and amortization                                        164,269                62,618
        Loss on sale of marketable securities                                131,899                    --
        Issuance of common stock for interest and services rendered          185,987                64,632
     Changes in assets and liabilities:
        Accounts receivable                                                  (44,116)              (51,399)
        Receivable - Revenue Sharing Agreement                              (690,000)               50,000
        Note Receivable                                                     (100,000)                   --
        Prepaid expenses and other current assets                            (70,698)             (122,931)
        Deposits                                                            (399,300)               50,838
        Accounts payable                                                      84,808               122,248
        Accrued expenses                                                     (35,680)               (1,644)
        Refundable income taxes payable                                           --                  (706)
        Unearned revenue and deposits                                       (214,350)                 (556)
                                                                         -----------           -----------
Net cash provided by (used for) operating activities                        (632,950)             (504,873)
                                                                         -----------           -----------

Cash flows from investing activities:
        Investment - option to purchase                                           --               (75,000)
        Loan receivable                                                      250,000                    --
        Purchases of  securities                                                  --                (2,500)
        Purchases of property and equipment                                 (334,423)             (265,890)
        Payments for intangible assets                                        (8,435)              (19,187)
                                                                         -----------           -----------
Net cash provided by (used for) investing activities                         (92,858)             (362,577)
                                                                         -----------           -----------

Cash flows from financing activities
        Proceeds from the sale of securities                                  52,101                21,000
        Proceeds from the issuance of common stock                            24,500
        Proceeds from the sale of warrants                                   200,000                    --
        Exercise of stock options                                             56,000             2,414,600
        Repayment of capital leases                                           (4,154)               (3,423)
                                                                         -----------           -----------
Net cash provided by financing activities:                                   328,447             2,432,177
                                                                         -----------           -----------

     Increase (decrease) in cash and cash equivalents                       (397,361)            1,564,727

     Beginning of period                                                   2,695,794             1,555,190
                                                                         -----------           -----------
     End of period                                                       $ 2,298,433           $ 3,119,917
                                                                         ===========           ===========

Supplemental disclosure of cash flow information:

     Interest                                                            $       994           $     1,245
                                                                         ===========           ===========
     Income taxes                                                        $        --           $        --
                                                                         ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)



NOTE 1 -  FINANCIAL STATEMENTS
------------------------------

     The Consolidated Financial Statements including the Consolidated Balance Sheet as of May 31, 2001, Consolidated Statements of Operations for the six months ended May 31, 2001 and Consolidated Statement of Cash Flows for the six months ended May 31, 2001 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2001 and for all periods presented have been made.

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

Return on Investment Corporation

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

     The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $160,198 and $529,621 to reflect the fair market value of the investment as of May 31, 2001 and May 31, 2000, respectively.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 2 -  MARKETABLE SECURITIES (CONT'D)
----------------------------------------

Other Securities

     In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. During February and March 2001, the Company sold 46,000 shares. The gross proceeds from the sales were $52,101, which resulted in a loss of $131,899, which is recognized as a Loss on the Sale of Securities. The fair value of this security as of May 31, 2001 and May 31, 2000 was $52,920 and $196,880, respectively and the unrealized holding loss on this security was $163,080 and $203,120 as of May 31, 2001 and May 31, 2000, respectively.

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

     In January 2000 the Company extended its marketing agreement for three years with Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape and full-page advertisements in the Lamaze Parent Magazine at an initial cost of $213,362. The total cost for 2001 is $223,585. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading online women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze You and Your Baby educational videotape through the year 2003.

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CordTM program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive licensing fees of 10.5% to 20% of adjusted U-Cord processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price) as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in fiscal 2000 and $350,000 as of May 31, 2001. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. that the Company owned on January 24, 2001.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 3-   COMMITMENTS AND CONTINGENCIES (CONT'D)
------------------------------------------------

     On June 13, 2001, the Company entered into an agreement for the exclusive license to market the Company's U-Cord program. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico and Central America. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. In June 2001 an initial deposit of $100,000 was received. The remainder of the payments is due to be paid in three installments over a two-year period.

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

     On July 20, 1998, as a result of the evidence, the jury awarded CRYO-CELL $1,050,000 against Defendant University of Arizona. In addition, an award of $120,000 was granted to the Company against the University of Arizona and David Harris, individually, for misappropriation of trade secrets. The court rejected three post-trial motions by the University of Arizona including a request to reduce the award or set aside the verdict.

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

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 4 -  LEGAL PROCEEDINGS (CONT'D)
------------------------------------

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

     On June 1, 2001, the Company entered into a settlement of the litigation Horwitz & Beam v. CRYO-CELL International, Inc. pending in Federal District Court for the Central District of California. The settlement includes the release of all claims against CRYO-CELL. It also provides for the release of all claims that CRYO-CELL had against Horwitz & Beam (and certain Horwtiz & Beam attorneys), arising from Horwitz & Beam's prior representation of the Company in litigation against the University of Arizona and David Harris.

     Under the terms of the settlement, CRYO-CELL and Horwitz & Beam are to split $376,984, previously held in escrow pending resolution of the dispute. Each party will bear its own attorney's fees and costs. On June 22, 2001, the Company received $188,492, which under the terms of the settlement was fifty percent of the monies held in escrow.

NOTE 5    STOCKHOLDERS' EQUITY
------------------------------

     During 2000, the Company received $21,000 in cash proceeds from the sales of 5,000 shares of its common stock through private placements. The Company also issued 879,250 common shares to option holders who exercised these options in 2000 for $2,540,203. As of May 31, 2001 the Company issued 23,000 shares of its common shares to option holders who exercised options for $56,000. The Company also received $24,500 in cash proceeds from the sale of 7,000 shares of its common stock. On May 30, 2001 the Company received $200,000 for the purchase of 100,000 stock warrants. The warrants may be exercised at a price of $6.00 per share and expire in 2006.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 5    STOCKHOLDERS' EQUITY (CONT'D)
---------------------------------------

     The Company made payments for consulting services through the issuance of common stock. Consulting fees of $113,198 were paid by the issuance of 29,000 common shares during the first and second quarters of fiscal 2001. The Company also issued 65,000 shares of its common stock to the University of South Florida per the agreement made between the University and CCEL Bio-Therapies, Inc., a subsidiary of the Company, during the first and second quarters of fiscal 2001.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant.

     In 2000, the Company incurred $124,010 in consulting expenses based on the amortization portion of options issued to purchase 471,980 shares of the Company's common stock. As of May 31, 2001 $72,789 is recognized as consulting expenses based on the amortization portion. These options expire through 2004.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

NOTE 6    AGREEMENTS
--------------------

Arizona/Florida

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

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 6    AGREEMENTS (CONT'D)
-----------------------------

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

New Jersey

     On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000 was originally due in May 2000. In May 2000 the original due date for the remaining balance was extended to August 2001. As of May 31, 2001 the remaining balance due is $370,000. Upon receipt of the balance due the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 6    AGREEMENTS (CONT'D)
-----------------------------

Women & Infants' Hospital of Rhode Island

     In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island ("hospital") for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. Per the agreement the hospital required $50,000 to be placed in escrow. The $50,000 is classified as cash on the balance sheet. The hospital has since acquired new management and the lab space was reduced making it inefficient for the use as a cord blood bank. In the second quarter of 2001, the agreement was mutually terminated. In June 2001, the Company received the $50,000 that was placed in escrow along with accrued interest.

University of South Florida at Tampa

     In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. In addition, an application is being filed for a State of Florida I-4 matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company's common stock.

Texas

     On May 31, 2001 the Company entered into an agreement with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of Texas. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 is due on or before August 30, 2001. Upon receipt of the balance due the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

                        CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001
                                  (Unaudited)

NOTE 7   RECEIVABLE LITIGATION
------------------------------

     On or about September 27, 1999 the Company accepted the University of Arizona's offer of $800,000 to settle its litigation. In September 1999, the Company received $441,000 from the University of Arizona leaving a balance of $359,000 that is being held in escrow to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company reduced the award to $510,178 and recognized this as gain on litigation. This reduction includes a 20% contingency fee ($160,000) to the Company's previous attorneys and $129,822 in contested legal fees that the Company feels are not due and owing under the contract (See Note 4). When the $289,822 is netted against the $359,000 held in escrow the result is a receivable balance of $69,178. The Company has requested the release of the $69,178 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of the Company's settlement of the $1,170,000 original jury award. On June 1, 2001, the Company entered into a settlement of the litigation (See Note 4). Under the terms of the settlement the Company and Horwitz and Beam are to split $376,984 previously held in escrow pending resolution of the dispute. On June 22, 2001, the Company received $188,492.

Item 2. Management's Discussion and Analysis or Plan of Operation.

          CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell storage. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company's original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

     During 2001, all U-Cord(TM) blood processing and preservation will be done at the Company's facility. The Company plans to open a second cellular storage repository during this fiscal year.

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

     Other cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover, the use of these units exposes the remaining stored specimens to ambient temperature whenever specimens are inserted or retrieved. The Company has designed and holds patents on a system, which makes use of the latest in computer, robotics and bar code laser scanning identification technologies. The unit is assembled by an independent manufacturer utilizing the Company's patented designs.

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


     The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended May 31, 2001 as compared to the same period of the prior year.

General

     To increase awareness of its services, the Company has invested in a variety of marketing programs designed to educate expectant parents and those medical caregivers to whom they turn to for advice.

     The Company markets its preservation services to expectant parents and by distributing information to obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwifes and other related healthcare professionals. The Company has clinical educators who work with the medical community and with expectant parents to educate them on cord blood stem cell preservation. The Company also has a clinical support team of specially trained nurses who are available 24 hours, 7 days a week to educate expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation. In addition, the Company exhibits at conferences, trade shows and other media focusing on the expectant parent market. The Company is realizing an increasing level of interest from its Web site, www.CRYO-CELL.com.

     In January 2000 the Company renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape. The agreement has been extended for three (3) years and calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction programs. The tutorial tape, which is distributed by approximately 9, 000 instructors, discusses the importance of cord blood storage and refers viewers to the full-page ad that the Company has placed in the Lamaze Parents Magazine, which is distributed to 2.4 million expectant mothers. During 2000, 600,000 You and Your Baby CD's were distributed through WAL-MART stores for the first time. The Company also places an ad in Lamaze para Padres, Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 2003.

     In March 2000, the Company became a sponsor of the 2000 ACOG (American College of Obstetricians and Gynecologists) Meeting CD-ROM. The CD includes a segment on the Company's U-Cord(TM) program and was distributed to approximately 40,000 ACOG members in November 2000. The Company is the only cord blood preservation firm featured on the CD-ROM.

     In March 2000, the Company launched its Mother to Mother(TM) Educational Network program to offer the Company's umbilical cord blood preservation program to expectant parents. The network is comprised of clients who have stored or who have enrolled to store their newborn's U-Cord blood stem cells with the Company. These independent contractors contact expectant parents, OB/GYN's and medical caregivers advising them of the Company's affordable service.

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

     In April 2001, the Company entered into a multi-faceted exclusive cooperative marketing agreement with iMaternity, which operates a national chain of stores serving expectant mothers. The Company and iMaternity will offer cross-links to each other's websites with ongoing promotional activities. Included in their marketing plans are the enrollments of more than 1,000,000 mothers-to-be during the next 12 months in the iMaternity Preferred Membership Club.

     In September 1999, the Company was granted a Blood Bank license to operate in the state of New Jersey. The Company is now authorized to operate in all 50 states.

     In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is being conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to

CCEL BIO-THERAPIES, Inc. to meet its funding commitment under this agreement. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology utilizing cord blood for the treatment of neurological degenerative diseases. An application has been made for federal grants (SBIR and STTR research grants) on behalf of the Company and CCEL BIO-THERAPIES, Inc. If the grants are approved an additional $100,000 per grant will be received, which will be used to further research. In addition, the application for a State of Florida I-4 matching grant has been approved for $100,000, which will also be used for research. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company's common stock.

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in 2000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. At September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. that the Company owned on January 24, 2001.

     On June 13, 2001, the Company entered into an agreement for the exclusive license to market the Company's U-Cord program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico and Central America. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. In June 2001 an initial deposit of $100,000 was received. The remainder of the payments is due to be paid in three installments over a two-year period.



Management

     At present there are 31 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

Medical Advisory Board

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

Results of Operations

Revenues. Revenues for the six months ended May 31, 2001 were $2,632,489 as compared to $945,641 for the same period in 2000. The revenues for the six months ended May 31, 2001 include $750,000 from the sale of a Revenue Sharing Agreement and 1,882,489 in sales from customers. Therefore, actual processing and storage revenue from sales to customers increased $936,848 or 99%. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-Cord(TM) stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the third quarter of fiscal 2001.

Cost of Sales. Cost of sales for the six months ended May 31, 2001 were $659,512 as compared to $383,403 in 2000. The cost of sales for the six months ended May 31, 2001 and May 31, 2000 represents the associated expenses resulting from the processing and testing of the U-Cord(TM) specimens in the Company's own state of the art laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2001 were $1,750,167 as compared to $1,230,024 in 2000. The increase reflects, in part, the expenses of additional executive management, market development, lab operations support and clinical services expansion associated with the growth of the Company's cellular storage program.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2001, were $19,091 as compared to $195,725 in 2000. The expenses incurred in 2001 reflect the funding of the research project between the Company's a subsidiary, CCEL Bio-Therapies, Inc., and the University of South Florida at Tampa. The reduction reflects the impact of previous investments regarding the Company's third generation cellular storage system.

Liquidity and Capital Resources

     At May 31, 2001, the Company had cash and cash equivalents of $2,298,433 as compared to $3,119,917 at May 31, 2000. The decrease in cash and cash equivalents was a result of the funding of operations.

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

     On July 20, 1998, as a result of the evidence, the jury awarded CRYO-CELL $1,050,000 against Defendant University of Arizona. In addition, an award of $120,000 was granted to the Company against the University of Arizona and David Harris, individually, for misappropriation of trade secrets. The jury voted unanimously against the University and in favor of CRYO-CELL as to the counter claims. The court rejected three post-trial motions by the University of Arizona including a request to reduce the award or set aside the verdict.

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

II. CRYO-CELL retained the services of Horwitz & Beam, a California law firm, to handle the above-described lawsuit including its allegations against CBR for interference in a legitimate contract between two parties and unfair business practices, among other claims. CRYO-CELL believes that Horwitz & Beam mishandled the CBR aspect of the case and certain aspects of its case against the University of Arizona by failing to depose CBR defendants on a timely basis and failing to respond to the University's request for an exemption from punitive damages (stating they were a public entity), among others. Without this evidence, the court granted a summary judgment dismissal in favor of CBR. There is a dispute as to whether Horwitz and Beam is entitled to the fees of $129,822 they claim is owed by the Company.

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

     CRYO-CELL has established an escrow in the amount of $359,000 to cover the disputed legal fees ($129,822) and the 20% recovery of the judgment against the University of Arizona and David Harris. The Company has requested the release of approximately $70,000 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of CRYO-CELL's settlement of the $1,170,000 original jury award.

     On June 1, 2001, the Company entered into a settlement of the litigation Horwitz & Beam v. CRYO-CELL International, Inc. pending in Federal District Court for the Central District of California. The settlement includes the release of all claims against CRYO-CELL. It also provides for the release of all claims that CRYO-CELL had against Horwitz & Beam (and certain Horwtiz & Beam attorneys), arising from Horwitz & Beam's prior representation of the Company in litigation against the University of Arizona and David Harris.

     Under the terms of the settlement, CRYO-CELL and Horwitz & Beam are to split $376,984, previously held in escrow pending resolution of the dispute. Each party will bear its own attorney's fees and costs. On June 22, 2001, the Company received $188,492, which under the terms of the settlement was fifty percent of the monies held in escrow.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------        --------------------------------
     (a)  Exhibits
                3.1    Certificate of Incorporation (1)
               3.11    Amendment to Certificate of Incorporation (1)
                3.2    By-Laws (1)
               3.21    Board Minutes to Amendment of By-Laws (1)
              10.11    Agreement with InstaCool of North America, Inc. (2)
              10.12    Agreement with the University of Arizona (2)
              10.13    Agreement with Illinois Masonic Medical Center (4)
              10.14    Agreement with Bio-Stor (4)
              10.15    Agreement with Gamida-MedEquip (4)
              10.16    Agreement with ORNDA HealthCorp (Tenet HealthSystem
                       Hospitals, Inc.) (4)
              10.17    Convertible Note from Net/Tech International, Inc. dated
                       November 30, 1995 (3)
              10.18    Amended Agreement with Bio-Stor (5)
              10.19    Agreement with Dublind Partners, Inc. (6)
              10.20    Agreement with Medical Marketing Network, Inc. (6)
                 21    List of Subsidiaries (3)
                 27    Financial Data Schedule
       (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
       (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994.
       (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
       (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
       (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997.
       (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1998.
       (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1999.
       (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000.
    (b)   Reports on Form 8-K.
       (1) Form 8-K filed September 12, 1997 - Resignation of William C. Hardy as President, Chief Operating Officer and member of the Board. Resignation of Leonard Green from the Board of Directors.
       (2) Form 8-K filed November 18, 1997 - Company filed a multi-count lawsuit in the United States District Court, Northern District of New York claiming that Stainless Design Corporation of Saugerties, New York breached its contract.
       (3) Form 8-K filed February 16, 2000 - The judge issued an order in which she (1) granted the Company's motion to strike punitive damages and dismiss part of the complaint, (2) granted Daniel Richard's, Mark Richard's and Gerald Maass' motion to dismiss complaint for lack of personal jurisdiction, and (3) granted in part and denied in part Horwitz & Beam, Inc.'s motion to for order dismissing counterclaim and/or strike portions thereof.
       (4) Form 8-K filed June 6, 2000 - Appointment of Wanda D. Dearth as President and COO.
          Supplemental Information to be furnished with reports filed pursuant to Section 15(d).
    (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRYO-CELL INTERNATIONAL, INC.

                               /s/ DANIEL D. RICHARD
                              ----------------------

                              Daniel D. Richard
                              Chief Executive Officer





Date:   July 13, 2001