Form 10QSB
period 2001-08-31
CRYO CELL INTERNATIONAL INC
filed 2001-10-12
CIK 862692

                   U. S. Securities and Exchange Commission
                             Washington D.C. 20549

                                  FORM 10-QSB

     (Mark One)
     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the quarterly period ended August 31, 2001
     /_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from ____________ to _________

     Commission File Number 0-23386

                         CRYO-CELL INTERNATIONAL, INC.
     ---------------------------------------------------------------------------
     (Exact name of Small Business Issuer as Specified in its Charter)

                DELAWARE                              22-3023093
     --------------------------                       --------------------------
     (State or other Jurisdiction                     (I.R.S. Employer
     of Incorporation or                              Identification No.)
     Organization)

          3165 McMullen Booth Road, Building B, Clearwater, Florida 33761
     ---------------------------------------------------------------------------
          (Address of Principal Executive Offices)  (Zip Code)


     Issuer's phone number, including area code: (727) 450-8000

     ___________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report).

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes  /X/                        No  /_/

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 2001, 11,039,029 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  /_/  No  /X/

                         CRYO-CELL INTERNATIONAL, INC.


                               TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                             3

        Condensed Consolidated Statements of Operations                   4

        Condensed Consolidated Statements of Cash Flows                   5

        Notes to Condensed Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis                             14


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                21

Item 6. Exhibits and Reports On Form 8-K                                 22


SIGNATURES                                                               24

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                              ------
                                                                                            August 31,          November 30,
                                                                                               2001                 2000
                                                                                         -----------------    -----------------
Current Assets
--------------
   Cash and cash equivalents                                                                 $  5,154,304          $ 2,695,794
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $29,000)                                                               212,741              131,573
   Receivable - Litigation                                                                              -               69,178
   Receivable - Revenue Sharing Agreement                                                         370,000              380,000
   Note Receivable                                                                                100,000                    -
   Marketable securities                                                                          336,331              429,428
   Prepaid expenses and other current assets                                                      251,576              174,817
                                                                                         -----------------    -----------------
                  Total current assets                                                          6,424,952            3,880,790
                                                                                         -----------------    -----------------
Property and Equipment                                                                          3,202,385            3,018,708
----------------------                                                                   -----------------    -----------------


Other Assets
------------
   Intangible assets (net of amortization of $63,532 and $57,018, respectively)                   117,031              108,675
   Investment in European Affiliates                                                            2,800,000            1,000,000
   Investment option to purchase                                                                  100,000              100,000
   Loan receivable - affiliate                                                                    150,000              100,000
   Deposits with vendors and others                                                               658,495               29,195
                                                                                         -----------------    -----------------
                  Total other assets                                                            3,825,526            1,337,870
                                                                                         -----------------    -----------------
                                                                                             $ 13,452,863          $ 8,237,368
                                                                                         =================    =================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                                            August 31,          November 30,
                                                                                               2001                 2000
                                                                                         -----------------    -----------------
Current Liabilities
-------------------
   Accounts payable                                                                          $     93,931          $    92,911
   Accrued expenses and withholdings                                                               86,213              182,782
   Current portion of obligations under capital leases                                              1,933                3,122
                                                                                         -----------------    -----------------
             Total current liabilities                                                            182,077              278,815
                                                                                         -----------------    -----------------

Other Liabilities
-----------------
    Unearned revenue                                                                              974,174            1,279,683
    Deposits                                                                                      153,225               28,725
    Obligations under capital leases-net of current portion                                         9,394               14,530
                                                                                         -----------------    -----------------
Total other liabilities                                                                         1,136,793            1,322,938
                                                                                         -----------------    -----------------

Stockholders' Equity
--------------------
   Preferred stock (500,000 $.01 par value authorized and unissued)                                     -                    -
   Common stock (20,000,000 $.01 par value common shares
      authorized; 11,039,029 at August 31, 2001,  and 10,135,629
      at November 30, 2000 issued and outstanding)                                                110,380              101,327
   Additional paid-in capital                                                                  19,900,716           15,214,215
   Additional paid-in capital - stock options                                                     209,556              124,010
   Accumulated other comprehensive income                                                         117,831               26,928
   Accumulated deficit                                                                         (8,204,490)          (8,830,865)
                                                                                         -----------------    -----------------
Total stockholders' equity                                                                     12,133,993            6,635,615
                                                                                         -----------------    -----------------
                                                                                             $ 13,452,863          $ 8,237,368
                                                                                         =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                  Three Months Ended                    Nine Months Ended
                                                                  ------------------                    -----------------

                                                             August 31,         August 31,        August 31,         August 31,
                                                                2001               2000              2001               2000
                                                           ----------------  ----------------- ------------------ ------------------
Revenue                                                        $ 1,414,417        $   554,628       $  4,046,906       $  1,500,269
                                                           ----------------  ----------------- ------------------ ------------------

Costs and Expenses:
   Cost of sales                                                   454,289            258,562          1,113,801            641,890
   Marketing, general & administrative expenses                    936,729            739,179          2,686,896          1,969,202
   Research, development and related engineering                    30,318             94,760             49,409            290,485
   Depreciation and amortization                                    74,012             27,289            222,196             81,838
                                                           ----------------  ----------------- ------------------ ------------------

Total cost and expenses                                          1,495,348          1,119,789          4,072,302          2,983,415
                                                           ----------------  ----------------- ------------------ ------------------

Operating Income (Loss)                                            (80,931)          (565,162)           (25,396)        (1,483,146)
                                                           ----------------  ----------------- ------------------ ------------------

Other Income and (Expense):

   Interest Income                                                  22,124             42,810             83,571             84,142
   Interest Expense                                                   (402)              (778)            (1,396)            (2,023)
   Other Income                                                    212,039            200,000            582,181            400,000
   Settlement on Litigation                                        119,314             62,631            119,314             62,631
   Loss on Sale of Marketable Securities                                 -                  -           (131,899)                 -
                                                           ----------------  ----------------- ------------------ ------------------
Total other income                                                 353,075            304,663            651,771            544,750


                                                           ----------------  ----------------- ------------------ ------------------
Net Income (Loss)                                              $   272,144        $  (260,499)      $    626,375       $   (938,396)
                                                           ================  ================= ================== ==================

Net income (loss) per share - basic and diluted                $      0.03             ($0.03)      $       0.06             ($0.10)
                                                           ================  ================= ================== ==================

Number of Shares Used In Computation
Basic and diluted                                               10,384,844         10,072,120         10,241,437          9,757,789
                                                           ================  ================= ================== ==================


Comprehensive income (loss):
 Net income (loss):                                                272,144           (260,499)           626,375           (938,396)
 Other comprehensive income (loss)
 Net increase (decrease) in value
   of marketable securities                                        120,713           (146,452)            90,903            251,260
                                                           ----------------  ----------------- ------------------ ------------------

Comprehensive income (loss)                                        392,857           (406,951)           717,278           (687,136)
                                                           ================  ================= ================== ==================

Comprehensive income (loss) per share - basic and diluted             0.04              (0.04)              0.07              (0.07)
                                                           ================  ================= ================== ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                         -----------------

                                                                                 August 31,                August 31,
                                                                                    2001                      2000
                                                                                    ----                      ----
Cash Flows from Operating Activities
     Net Income (Loss)                                                          $   626,375              $  (938,396)
     Adjustments to reconcile net loss
     to cash used for operating activities:
        Depreciation and amortization                                               246,394                  102,011
        Loss on sale of marketable securities                                       131,899                        -
        Issuance of common stock for interest and services rendered                 318,646                  201,273
      Changes in assets and liabilities:
         Accounts receivable                                                        (81,168)                 (76,949)
         Receivable - Litigation                                                     69,178                        -
         Receivable - CCEL Europe                                                         -                 (600,000)
         Receivable - Revenue Sharing Agreement                                      10,000                   50,000
         Receivable - Insurance Claim                                                     -                  (62,631)
         Note Receivable                                                           (100,000)                       -
         Receivable - Litigation                                                          -                        -
         Prepaid expenses and other current assets                                  (76,759)                 (27,787)
         Deposits                                                                  (479,300)                       -
        Accounts payable                                                              1,019                   37,982
        Accrued expenses                                                            (96,569)                 (22,376)
        Refundable income taxes payable                                                   -                      100
        Unearned revenue and deposits                                              (331,008)               1,098,197
                                                                           ----------------     --------------------
Net cash provided by (used for) operating activities                                238,707                 (238,576)
                                                                           ----------------     --------------------

Cash flows from investing activities:
        Investment - option to purchase                                                   -                 (100,000)
        Investment in European Affiliates                                        (1,800,000)                       -
        Loan receivable                                                             250,000                        -
        Purchases of  securities                                                          -                   (2,500)
        Purchases of property and equipment                                        (423,557)                (363,447)
        Payments for intangible assets                                              (14,870)                 (23,630)
                                                                           ----------------     --------------------
Net cash provided by (used for) investing activities                             (1,988,427)                (489,577)
                                                                           ----------------     --------------------

Cash flows from financing activities
        Proceeds from the sale of securities                                         52,101                   21,000
        Proceeds from the issuance of common stock                                   24,500
        Proceeds from the sale of warrants                                          300,000                        -
        Exercise of stock options                                                 3,837,955                2,476,351
        Repayment of capital leases                                                  (6,326)                  (5,699)
                                                                           ----------------     --------------------
Net cash provided by financing activities:                                        4,208,230                2,491,652
                                                                           ----------------     --------------------

     Increase (decrease) in cash and cash equivalents                             2,458,510                1,763,499

     Beginning of period                                                          2,695,794                1,555,190
                                                                           ----------------     --------------------
     End of period                                                              $ 5,154,304              $ 3,318,689
                                                                           ================     ====================

Supplemental disclosure of cash flow information:

      Interest                                                                  $     1,396              $     2,023
                                                                           ================     ====================
      Income taxes                                                              $         -              $         -
                                                                           ================     ====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)


NOTE 1 -    FINANCIAL STATEMENTS
--------------------------------

     The Consolidated Financial Statements including the Consolidated Balance Sheet as of August 31, 2001, Consolidated Statements of Operations for the nine months ended August 31, 2001 and Consolidated Statement of Cash Flows for the nine months ended August 31, 2001 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2001 and for all periods presented have been made.

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

NOTE 2 -    MARKETABLE SECURITIES
---------------------------------

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

     The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. An unrealized gain has been recorded as a component of stockholders equity in the amount of $289,011 and $389,430 to reflect the fair market value of the investment as of August 31, 2001 and August 31, 2000, respectively.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 2 -    MARKETABLE SECURITIES (CONT'D)
------------------------------------------

Other Securities

     In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. During February and March 2001, the Company sold 46,000 shares. The gross proceeds from the sales were $52,101, which resulted in a loss of $131,899, which is recognized as a Loss on the Sale of Securities. The fair value of this security as of August 31, 2001 and August 31, 2000 was $44,820 and $190,620, respectively and the unrealized holding loss on this security was $171,180 and $209,380 as of August 31, 2001 and August 31, 2000, respectively.

NOTE 3 -    COMMITMENTS AND CONTINGENCIES
-----------------------------------------

     In June 1998, the Company entered into an agreement with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match agrees to grant the Company $50,000 for the purpose of paying for 200 U-Cord((TM)) stem cell collection kits, processing and the first year of cryogenic storage for the benefit of indigent expectant parents. Upon execution of the agreement the Company was granted $25,000, the unused portion is classified as a deposit on the balance sheet. The Company is currently working with local medical practices, hospitals, and other medical industry organizations to implement this project and at August 31, 2001 has virtually depleted the $25,000 initial deposit. The Company has requested the release of the second $25,000.

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

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-Cord(TM) program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive royalties of 10.5% to 20% of adjusted U-Cord processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price) as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in fiscal 2000 and $525,000 as of August 31, 2001. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. that the Company owned on January 24, 2001.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 3 -    COMMITMENTS AND CONTINGENCIES (CONT'D)
--------------------------------------------------

     On August 28, 2001, the Company entered into an agreement with CRYO-CELL Europe, N.V. to purchase 21.9% of CRYO-CELL Italia, Srl from CRYO-CELL Europe's equity in this emerging business entity. CRYO-CELL Italia intends to offer the U-Cord program to expectant parents in Italy, initially operating from a laboratory in the Vatican-owned San Raphaelo Hospital in Milan. Through its prior agreement with CRYO-CELL Europe, the Company will receive a portion of the processing and storage fees generated by CRYO-CELL Italia's operations. The Company's equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options.

     On June 13, 2001, the Company entered into an agreement for the exclusive license to market the Company's U-Cord program. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico and Central America. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. In June 2001 an initial deposit of $100,000 was received. The remainder of the payments is due to be paid in three installments over a two-year period. During October 2001, the License Agreement was revised. The initial cost of the license was reduced to $600,000 in exchange for a higher percentage of on-going fees. The Company will now receive 15% of processing fees and 25% of annual storage fees.

     On August 15, 2001, the Company entered into an agreement with CRYO-CELL Middle East, Inc. for the exclusive license to market the Company's U-Cord program in Israel and throughout the Middle East. The total cost of the license is $1,000,000 which will be recognized by the Company over a three year period. In addition to the license fees, the Company is entitled to receive 15% of net processing revenues and at least 18% of annual storage fees generated by CRYO-CELL Middle East's operations. In addition, the Company agreed to the sale of 100,000 warrants at $1.00 each to purchase shares of CCEL at $9.00 per share over the next five years. In August 2001 the Company received the initial deposit of $50,000 and $100,000 for the purchase of the warrants.

NOTE 4 -    LEGAL PROCEEDINGS
-----------------------------

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

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 4 -    LEGAL PROCEEDINGS (CONT'D)
--------------------------------------

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

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 4 -    LEGAL PROCEEDINGS (CONT'D)
--------------------------------------

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

     Under the terms of the settlement, CRYO-CELL and Horwitz & Beam are to split $376,984, previously held in escrow pending resolution of the dispute. Each party will bear its own attorney's fees and costs. On June 22, 2001, the Company received $188,492, which under the terms of the settlement was fifty percent of the monies held in escrow. A gain on settlement of $119,314 has been recognized in the third quarter of fiscal 2001.

NOTE 5 -    STOCKHOLDERS' EQUITY
--------------------------------

     During 2000, the Company received $21,000 in cash proceeds from the sale of 5,000 shares of its common stock through private placements. The Company also issued 879,250 common shares to option holders who exercised these options in 2000 for $2,540,203. As of August 31, 2001 the Company issued 785,450 shares of its common shares to option holders who exercised options for $3,837,955. The Company also received $24,500 in cash proceeds from the sale of 7,000 shares of its common stock. On May 30, 2001 the Company received $200,000 for the purchase of 100,000 stock warrants. The warrants may be exercised at a price of $6.00 per share and expire in 2006.

     The Company made payments for consulting services through the issuance of common stock. Consulting fees of $233,100 were paid by the issuance of 48,950 common shares as of August 31, 2001. The Company also issued 65,000 shares of its common stock to the University of South Florida per the agreement made between the University and CCEL Bio-Therapies, Inc., a subsidiary of the Company, during the first and second quarters of fiscal 2001.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock options. Accordingly, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 5 -    STOCKHOLDERS' EQUITY (CONT'D)
-----------------------------------------

     On or about July 25, 2001 the Board of Directors of CRYO-CELL International, Inc. announced that the Company will declare and distribute a stock dividend in the shares of its wholly-owned subsidiary, Stem Cell Preservation Technologies, Inc. Stem Cell Preservation is a developing stage company which will be involved in the development of marketing programs for the collection and preservation of adult stem cells.

     All record shareholders of CRYO-CELL (CCEL) on August 31, 2001 will receive a distribution of three shares of Stem Cell Preservation Technologies, Inc. common stock for every four shares of CCEL that they owned on the record date. The payment date of the shares to be distributed will follow the effective date of a registration statement, which is anticipated in four to six months. Stem Cell Preservation Technolgies, Inc. is currently preparing this registration statement which it intends to file with the Securities and Exchange Commission. Upon the effectiveness of the registration statement and distribution of the shares, shareholders will be able to sell one-third of their shares immediately and the balance over the following two years.

NOTE 6 -    AGREEMENTS
----------------------

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

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 6 -    AGREEMENTS (CONT'D)
-------------------------------

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

Tenet HealthSystem Hospitals, Inc.

     On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company will store all Tenet originated specimens at its headquarters' lab in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

New Jersey

     On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000 was originally due in May 2000. In May 2000 the original due date for the remaining balance was extended to November 2001. As of August 31, 2001 the remaining balance due is $370,000. Upon receipt of the balance due the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 6 -    AGREEMENTS (CONT'D)
-------------------------------

Texas

     On May 31, 2001 the Company entered into an agreement with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of Texas. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid on August 30, 2001. The investors are entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

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

University of South Florida at Tampa

     In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (STTR research grants) on behalf of CCEL BIO-THERAPIES, Inc. In addition, an application was filed for a State of Florida I-4 (now Hi-Tech Corridor) matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any future product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company's common stock. The University was awarded the Hi-Tech Corridor grant in the amount of $100,000. In September 2001, CCEL BIO-THERAPIES was awarded the STTR grant in the amount of $107,000.

     In August 2001, the Company announced its intent to merge its CCEL BIO-THERAPIES subsidiary with Saneron Therapeutics, Inc., subject to Board approval by both companies. The combined assets of the merged companies will include a large portfolio of international patents held by Saneron and the proprietary technology relating cord blood, which is jointly owned by USF and CRYO-CELL. The result will be the combination of U-Cord stem cell technology with Saneron's Sertoli cell, growth factor, cellular expansion and cryopreservation technologies. Upon the effective date of the merger, CRYO-CELL will own approximately 43% of the combined companies.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2001
                                  (Unaudited)

NOTE 7 -    RECEIVABLE LITIGATION
---------------------------------

     On or about September 27, 1999 the Company accepted the University of Arizona's offer of $800,000 to settle its litigation. In September 1999, the Company received $441,000 from the University of Arizona leaving a balance of $359,000 that is being held in escrow to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company reduced the award to $510,178 and recognized this as gain on litigation. This reduction includes a 20% contingency fee ($160,000) to the Company's previous attorneys and $129,822 in contested legal fees that the Company feels are not due and owing under the contract (See Note 4). When the $289,822 is netted against the $359,000 held in escrow the result is a receivable balance of $69,178. The Company has requested the release of the $69,178 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of the Company's settlement of the $1,170,000 original jury award. On June 1, 2001, the Company entered into a settlement of the litigation (See Note 4). Under the terms of the settlement the Company and Horwitz and Beam are to split $376,984 previously held in escrow. On June 22, 2001, the Company received $188,492.

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

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended August 31, 2001 as compared to the same period of the prior year.

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

     In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University's laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (STTR research grants) on behalf of CCEL BIO-THERAPIES, Inc. In addition, an application was filed for a State of Florida I-4 (now Hi-Tech Corridor) matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any future product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company's common stock. The University was awarded the Hi-Tech Corridor grant in the amount of $100,000. In September 2001, CCEL BIO-THERAPIES was awarded the STTR grant in the amount of $107,000.

     In August 2001, the Company announced its intent to merge its CCEL BIO-THERAPIES subsidiary with Saneron Therapeutics, Inc., subject to Board approval by both companies. The combined assets of the merged companies will include a large portfolio of international patents held by Saneron and the proprietary technology relating cord blood which is jointly owned by USF and CRYO-CELL. The result will be the combination of U-Cord stem cell technology with Saneron's Sertoli cell, growth factor, cellular expansion and cryopreservation technologies. Upon the effective date of the merger, CRYO-CELL will own approximately 43% of the combined companies.

     On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive royalties of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($12.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in 2000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. At September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. that the Company owned on January 24, 2001.

     On August 28, 2001, the Company entered into an agreement with CRYO-CELL Europe, N.V. to purchase 21.9% of CRYO-CELL Italia, Srl from CRYO-CELL Europe's equity in this emerging business entity. CRYO-CELL Italia intends to offer the U-Cord program to expectant parents in Italy, initially operating from a laboratory in the Vatican-owned San Raphaelo Hospital in Milan. Through its prior agreement with CRYO-CELL Europe, the Company will receive a portion of the processing and storage fees generated by CRYO-CELL Italia's operations. The Company's equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options.

     On June 13, 2001, the Company entered into an agreement for the exclusive license to market the Company's U-Cord program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico and Central America. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. In June 2001 an initial deposit of $100,000 was received. The remainder of the payments is due to be paid in three installments over a two-year period. During October 2001, the License Agreement was revised. The initial cost of the license was reduced to $600,000 in exchange for a higher percentage of on-going fees. The Company will now receive 15% of processing fees and 25% of annual storage fees.

     On August 15, 2001, the Company entered into an agreement with CRYO-CELL Middle East, Inc. for the exclusive license to market the Company's U-Cord program in Israel and throughout the Middle East. The total cost of the license is $1,000,000 which will be recognized by the Company over a three year period. In addition to the license fees, the Company is entitled to receive 15% of net processing revenues and at least 18% of annual storage fees generated by CRYO-CELL Middle East's operations. In addition the Company agreed to the sale of 100,000 warrants at $1.00 each to purchase shares of CCEL at $9.00 per share over the next five years. In August 2001 the Company received the initial deposit of $50,000 and $100,000 for the purchase of the warrants.

Management

     At present there are 37 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer.

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

Results of Operations

Revenues. Revenues for the nine months ended August 31, 2001 were $4,046,906 as compared to $1,500,269 for the same period in 2000. The revenues for the nine months ended August 31, 2001 include $750,000 from the sale of a Revenue Sharing Agreement and $3,296,906 in sales from customers. Actual processing and storage revenue from sales to customers increased $1,796,637 or 184%. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-Cord(TM) stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the fourth quarter of fiscal 2001.

Cost of Sales. Cost of sales for the nine months ended August 31, 2001 were $1,113,801 as compared to $641,890 in 2000. The cost of sales for the nine months ended August 31, 2001 and August 31, 2000 represents the associated expenses resulting from the processing and testing of the U-Cord(TM) specimens in the Company's own state of the art laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the nine months ended August 31, 2001 were $2,686,896 as compared to $1,969,202 in 2000. The increase reflects, in part, the expenses of additional executive management, market development, lab operations support and clinical services expansion associated with the growth of the Company's cellular storage program.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2001, were $49,409 as compared to $290,485 in 2000. The expenses incurred in 2001 reflect the funding of the research project between the Company's subsidiary, CCEL Bio-Therapies, Inc., and the University of South Florida at Tampa. The reduction reflects the impact of previous investments regarding the Company's third generation cellular storage system.

Liquidity and Capital Resources

     At August 31, 2001, the Company had cash and cash equivalents of $5,154,304 as compared to $3,318,689 at August 31, 2000. The increase in cash and cash equivalents was a result of the $3,837,955 that the Company received from the exercise of 785,450 shares of the Company's common stock.

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

         Under the terms of the settlement, CRYO-CELL and Horwitz & Beam are to split $376,984, previously held in escrow pending resolution of the dispute. Each party will bear its own attorney's fees and costs. On June 22, 2001, the Company received $188,492, which under the terms of the settlement was fifty percent of the monies held in escrow. A gain on settlement has been recognized in the third quarter of fiscal 2001.

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



Date: October 12, 2001