Form 10KSB
period 2001-11-30
CRYO CELL INTERNATIONAL INC
filed 2002-03-15
CIK 862692

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended November 30, 2001
                                             -----------------

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

                    Issuer's telephone number: (727) 450-8000

Securities registered pursuant to Section 12 (b) of the Act:

  Title of each class                  Name of each exchange on which registered
         None                                            NASDAQ
---------------------                  -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB [ ]

Issuer's Revenues for its most recent fiscal year: $5,648,463.

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $43,400,000. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was February 27, 2002.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ].

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of February 28, 2002: 11,326,379 .

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2001 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No[X]

FORWARD LOOKING STATEMENTS
--------------------------

     In addition to historical information, this report contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CRYO-CELL International, Inc. (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company in 2001 and any Current Reports on Form 8-K filed by the Company.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS
------  -----------------------

Introduction

     CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord(TM)) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company's original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage. During 2000 and 2001, the Company has expanded into international markets. The Company has signed agreements covering Europe, Mexico, Israel and the Middle East for the license to market the Company' s U-Cord program in these geographies.

     It is the Company's mission to make expectant parents aware of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for a number of life-threatening diseases. With continued research in this area of medical technology, other avenues for their potential use and expansion are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby's stem cells will remain a perfect match for the baby throughout its life and have a 1-in-4 chance (or better) of being a perfect match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste. Obviously, the Company believes that no U-Cord specimen should be discarded when it could possibly save a life.

     Given the potential benefits of U-Cord stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States alone. Critical reasons for this low level of market penetration are the misperception of the high cost of stem cell storage as well as a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord blood for transplantation and/or other types of treatments. A number of competitors in this market have been charging upwards of $1000 - $1500 for stem cell preservation plus higher annual fees for storage than the Company charges. The cost is usually not covered by insurance. The Company has made this procedure affordable and within financial reach of most families. The growth and profitability of the Company should come from increases in stem cell specimen storage volume driven by its marketing approaches, resulting in an increasing base of annual stem cell storage renewal fees.

Background

     Nearly fifty years ago researchers discovered that cells could be cryopreserved at extremely low temperatures and all cellular activity would cease until the specimens were thawed. Historically, cryopreservation was required for organ transplants, blood banking and medical research. Today, cryopreservation of umbilical cord blood stem cells gives expectant parents the opportunity to potentially take advantage of evolving cellular therapies and other medical technologies.

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

     Stem cells are found in umbilical cord blood and placental blood ("cord blood stem cells") that can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. Over 2,500-cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their child(ren). These stem cells also have at least a one in four chance of being compatible for use by a sibling. Moreover, researchers believe they may be utilized in the future by parents for treating diseases that currently have no cure as a result of evolving cellular expansion technologies.

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

     Other cryopreservation systems are manually operated and can expose the laboratory technician to liquid nitrogen when inserting or retrieving specimens. Moreover, the use of these units exposes the remaining stored specimens to ambient temperature whenever specimens are inserted or retrieved. The Company has designed and holds patents on its system which makes use of the latest in computer, robotics and bar code laser scanning identification technologies. The unit is assembled by an independent manufacturer utilizing the Company's patented designs.

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

Affiliated Hospitals

     On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store Tenet hospital originated specimens at its headquarters lab in Clearwater, Florida and pay Tenet a proportionate revenue sharing entitlement.

Marketing Cellular Storage Services

     To increase awareness of its services, the Company has invested in a variety of marketing programs designed to educate expectant parents and those medical caregivers to whom they turn to for advice.

     The Company markets its preservation services to expectant parents and by distributing information to obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwifes and other related healthcare professionals. The Company has a clinical support team of specially trained nurses who are available 24 hours, 7 days a week to educate expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation. In addition, the Company exhibits at conferences, trade shows and other media focusing on the medical professional and expectant parent market.

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

     In March 2000, the Company launched its Mother to Mother(TM)Educational Network program to offer the Company's umbilical cord blood preservation program to expectant parents. The network is comprised of clients who have stored their newborn's U-Cord blood stem cells with the Company. These independent contractors contact expectant parents, OB/GYNs and medical caregivers advising them of the Company's affordable service.

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

     In January 2002, the Company redesigned and greatly enhanced its Web site, www.cryo-cell.com. The new site provides many new features and benefits that will contribute to the Company's continued growth. It is divided into areas of interest, including sections for expectant parents, medical caregivers and investors.

     In January 2002, the Company introduced an insurance marketing program with Lanier Upshaw, Inc., a prestigious insurance firm. Lanier Upshaw is a member of Assurex Insurance Group, which has 62 North American partners and operates worldwide in more than 35 countries. Under the terms of the agreement, Lanier Upshaw has agreed to give every policyholder who enrolls in the CRYO-CELL U-Cord preservation program a $25 gift certificate.

Stem Cell Preservation Technologies, Inc.

     On July 25, 2001 the Board of Directors of CRYO-CELL International, Inc. announced that the Company will declare and distribute a stock dividend in the shares of its wholly-owned subsidiary, Stem Cell Preservation Technologies, Inc. Stem Cell Preservation Technologies, Inc. is a development stage company, which will be involved in the development of marketing programs for the collection and preservation of adult stem cells.

     All shareholders of record of CRYO-CELL on August 31, 2001 will receive a distribution of three shares of Stem Cell Preservation Technologies, Inc. common stock for every four shares of CCEL that they owned on the record date. The payment date of the shares to be distributed will follow the effective date of a registration statement. Stem Cell Preservation Technologies, Inc. is currently preparing this registration statement, which it intends to file with the Securities and Exchange Commission. Upon the effective date of the registration statement and distribution of the shares, shareholders will be able to sell one-third of their shares immediately and the remaining two-thirds equally over the two years following the effective date.

Safti-Cell, Inc.

     In October 2001 the Company sold 90% of Safti-Cell, Inc. a wholly-owned subsidiary of the Company, to Diversified Cellular Storage, Inc. Diversified Cellular Storage will be building a state-of-the-art "back-up" cellular storage facility in Sedona, Arizona. According to the terms of the agreement, Diversified Cellular Storage has committed land and property in excess of five hundred thousand dollars, at no cost to Safti-Cell, Inc., and will be building a fireproof and earthquake resistant storage facility. The Company will own 10% of Safti-Cell, Inc. and will receive a 2% share in secondary storage of stem cells. In addition, if Diversified Cellular Storage agrees to build a prototype of a CRYO-CELL multi-million capacity facility for DNA back-up storage, CRYO-CELL will receive an additional 8% equity In the DNA back-up storage program.

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

New Jersey. At November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $130,000 have been received through November 30, 2001 and the remaining $370,000, due in August 2002, is recorded as a receivable. When the $370,000 is received by the Company the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

Arizona/Florida. On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the investor's previously paid $450,000 toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 will be paid through their Revenue Sharing entitlements on their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces and cancels the investors' obligation to provide the Company with $675,000 plus accrued interest under the prior Arizona agreement.

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

Bio-Stor/New York. On February 26, 1999, the Company modified all previous agreements with Bio-Stor International, Inc. The modified agreement entered Bio-Stor into a Revenue Sharing Agreement for the state of New York. The Company credited Bio-Stor's $900,000 (previously paid) toward the purchase of 90% of New York. Bio-Stor received 90% of the 50% share in CRYO-CELL's portion of net storage revenues generated by the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

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

Texas. On May 31, 2001 the Company entered into an agreement with two investors affiliated with the Company entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid on August 30, 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the state of Texas to a maximum of 33,000 storage spaces.

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

Research, Development and Related Engineering

     The Company has incurred $51,067 during fiscal 2001, compared to $275,803 during fiscal 2000, on research, development and related engineering expenses. In fiscal 2000 these expenses were attributed to: 1) to the research agreement with the University of South Florida at Tampa and the Company's wholly owned subsidiary CCEL BIO-THERAPIES, Inc. CCEL BIO-THERAPIES and the University are co-assignees of a filed patent application covering the technology utilizing cord blood for the treatment of neurological degenerative diseases. The Company has been granted worldwide marketing rights for any pharmaceutical or therapy developed as a result of this umbilical cord blood research program; 2) the design, development and approval of the Company's CCEL III technology; 3) the design and development of a device for maintaining and monitoring the temperature of vials during cryogenic transfer.

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

Management Employees

     At February 28, 2002 there are 42 employees on the staff of the Company. The following are the key members of the Company's management group:

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

John V. Hargiss, President and Chief Operating Officer. Mr. Hargiss joined the Company in February 2002. Prior to joining the Company Mr. Hargiss was a health care consultant, providing advisory services to firms within the biotechnology, medical device and health care services segments. Mr. Hargiss served as President and Chief Executive Officer of Biodynamics International, Inc., (currently Tutogen Medical, Inc., AMEX: TTG) for nine years. The company is a publicly traded biomedical concern with operations in the U.S. and Germany, and is engaged in tissue processing/preservation and the development of autologous blood processing technology. Prior to this, he served as Corporate Vice President of Sales and Marketing for the $200 million health care services unit of the BOC Group, plc (NYSE: BOX). Mr. Hargiss held several executive management positions during his twelve-year career with Becton-Dickinson & Co. (NYSE: BDX), a multi-national medical and laboratory product firm. Mr. Hargiss holds an M.B.A. from the University of Miami (FL) and a B.S. from the University of Texas.

Gerald F. Maass, Executive Vice President. Mr. Maass joined the Company in March 1998. Prior to joining the Company Mr. Maass was an executive with Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass' ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and holds a B.S. degree in Medical Technology. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

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

Jill Taymans, Vice President, Finance. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed CFO in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over ten years in both the public and private sectors. Prior to joining the company she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

E. Thomas Deutsch, III, Vice President, Technology. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a B. S. degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company's communications and information systems, the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

     Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees to be excellent and therefore does not contemplate any labor disputes.

Saneron CCEL Therapeutics, Inc.

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

     In October 2001, Saneron Therapeutics, Inc. merged into CCEL Bio-Therapies, Inc., which then changed its name to Saneron CCEL Therapeutics, Inc. As part of the merger, the Company contributed 260,000 shares of its common stock. The world marketing rights granted through licenses to Saneron and CCEL BIO-THERAPIES, INC. have been assigned to the merged company. Saneron CCEL Therapeutics, Inc. has been granted patents in many countries throughout the world for the therapeutic use of sertoli cells. Intellectual property for human cord blood as a source of stem cells has been filed jointly by the University of South Florida and Daniel D. Richard and has been assigned to Saneron CCEL Therapeutics, Inc. At the conclusion of the merger the Company retained a 43.42% minority interest in Saneron CCEL Therapeutics, Inc.

International Expansion

Europe. On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive royalties of 10.5% to 20% of adjusted U-Cord processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($10.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. The Company recognized $465,000 of the licensing fees in 2000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. At September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

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

     On October 3, 2001, the Company issued CRYO-CELL Europe, N.V. 17,750 shares of the Company's common stock for payment of an option to acquire an additional 60% interest in CRYO-CELL Europe, N.V. for $13,500,000. The option is for one year and is payable in shares of the Company's common stock or other securities acceptable to CRYO-CELL Europe, N.V.

Mexico. On June 13, 2001, the Company entered into an agreement for the exclusive license to market the Company's U-Cord program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico, Central America and Ecuador. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. As of November 2001, $200,000 was received. The remainder of the payments are due to be paid in two installments over a two-year period.

     During October 2001, the License Agreement was revised. The initial cost of the license was reduced to $600,000 in exchange for a higher percentage of on-going fees. The Company will now receive 15% of processing fees and 25% of annual storage fees.

Israel. On August 15, 2001, the Company entered into an agreement with CRYO-CELL Israel for the exclusive license to market the Company's U-Cord program in Israel. The total cost of the license is $500,000, which will be recognized by the Company over a three-year period. In addition to the license fees, the Company is entitled to receive 15% of net processing revenues and at least 18% of annual storage fees generated by CRYO-CELL Israel's operations. In addition the Company agreed to the sale of 50,000 warrants at $1.00 each to purchase shares of CCEL at $9.00 per share over the next five years. As of November 2001, the Company received the deposit of $50,000 and $50,000 for the purchase of the warrants. The remainder of the payments is due to be paid in four installments over a three-year period.

Middle East. On August 15, 2001, the Company entered into an agreement with CRYO-CELL Middle East, Inc. (CME) for the exclusive license to market the Company's U-Cord program in the Middle East and Turkey. The total cost of the license is $500,000, which will be recognized by the Company over a three-year period. In addition to the license fees, the Company is entitled to receive 15% of net processing revenues and at least 18% of annual storage fees generated by CME's operations. In addition the Company agreed to the sale of 50,000 warrants at $1.00 each to purchase shares of CCEL at $9.00 per share over the next five years. As of November 2001, the Company received the deposit of $50,000 and $50,000 for the purchase of the warrants. The remainder of the payments are due to be paid in four installments over a three-year period. If, after payment of any monies towards the portion of the License for the Middle East and Turkey, CME determines that it no longer wants to operate in these countries, CME may void the portion of the License for the Middle East and Turkey within one year from the date of the agreement. In this case all of the monies paid by CME will be applied to the Israel portion of the License fees.

ITEM 2. DESCRIPTION OF PROPERTY
------  -----------------------

     The Company entered into a long-term lease in September 1997 for its corporate headquarters in Clearwater, Florida. The 7,500 square foot facility contains the Company's executive offices, its conference and training center, its state-of-the-art laboratory processing and cryogenic storage facility and its supporting scientific offices.

ITEM 3. LEGAL PROCEEDINGS
------  -----------------

I. In December 1992, CRYO-CELL entered into an exclusive agreement with the University of Arizona to develop and enhance a commercial (paid for) cord blood stem cell bank. Prior to this agreement the University of Arizona had not commenced storing any cord blood specimens. CRYO-CELL provided the means for the University to obtain approximately 1400 paying clients. Prior to the termination of the exclusive agreement, which CRYO-CELL alleges was unwarranted; the University breached its contract with CRYO-CELL and entered into an Agreement with Cord Blood Registry, Inc. (CBR).

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

     On or about September 27, 1999 the Company accepted the University's offer of $800,000 and settled the matter in order to avoid a lengthy and costly appeals process. On September 30, 1999, the Company received $441,000 from the University of Arizona. The remaining balance of $359,000 was held in escrow, to satisfy a legal lien filed November 4, 1998 by the Company's previous attorneys, Horwitz and Beam. The Company disputed their position and counter sued Horwitz and Beam for malpractice.

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

     CRYO-CELL established an escrow in the amount of $359,000 to cover the disputed legal fees ($129,822) and the 20% recovery of the judgment against the University of Arizona and David Harris. The Company requested the release of approximately $70,000 from escrow, which is the excess of 20% of the $800,000 actual settlement amount. The overage is a result of CRYO-CELL's settlement of the $1,170,000 original jury award.

     On June 1, 2001, the Company entered into a settlement of the litigation Horwitz & Beam v. CRYO-CELL International, Inc. pending in Federal District Court for the Central District of California. The settlement includes the release of all claims against CRYO-CELL. It also provides for the release of all claims that CRYO-CELL had against Horwitz & Beam (and certain Horwitz & Beam attorneys), arising from Horwitz & Beam's prior representation of the Company in litigation against the University of Arizona and David Harris.

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

III. In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, a cancer information service. The agreement dealt with the establishment of a business for the preservation of tumor tissue relative to cancer treatment protocols. Cancer Group and Michael Braham were to be provided options in CCEL stock when their efforts resulted in 100 oncologists submitting patients' tumor tissue to CRYO-CELL. The Cancer Group represented that its Web site, www.cancergroup.com was
                                                     -------------------
     accessed by approximately 25,000 oncologists, radiologists and cancer patients daily. Relying on this information, in December 1999, the Company obtained an option to purchase The Cancer Group Institute and all of its assets, including its Web site, www.cancergroup.com. On or about September 20, 2001, The Cancer Group Institute, LLC, a Florida Limited Liability Company and Michael Braham, an individual filed a lawsuit against the Company. The suit alleges that CRYO-CELL breached a contract with both The Cancer Group, LLC and Michael Braham, individually, by not providing the options and seeks an unspecified amount of damages. CRYO-CELL feels that the suit is without merit and has filed a countersuit claiming breach of contract against The Cancer Group, LLC and Michael Braham. The Company, in its answer, alleges that The Cancer Group did not perform under the contract, never produced any oncologist's samples and is not entitled to the contract's benefits. The Company has also petitioned for recession, requesting a judgment against the Plaintiff that the parties be returned to status quo ante. CRYO-CELL had previously paid $100,000 for an option to purchase The Cancer Group.

IV. On January 30, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint alleges that the Company breached an agreement with Ms. Dearth and is seeking damages and attorney's fees.

     The Company's Board of Directors terminated Ms. Dearth's employment on December 19, 2001. The

     Company believes that it is justified in its action, believes the suit has no merit and is considering its legal options, including filing a countersuit.

V. On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit which seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney's fees.

VI. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL's business of collecting, processing and cryopreserving cord blood cells does not infringe either of the asserted patents. The Company also notes that it believes that the corresponding patents in other jurisdictions outside the United States have been invalidated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ---------------------------------------------------

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------  -----------------------------------------------------------------
        MATTERS
        -------

     In January 1997, the Company's stock began trading on the NASDAQ Small Cap market. The Company's common stock traded on the Over-The-Counter market since January 10, 1991, the date of the Company's initial public offering. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company's common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

                       High      Low
                      -----     ----

2000
----
February 29, 2000      7.47        7
May 31, 2000           5.38     4.94
August 31, 2000        4.75     4.50
November 30, 2000      2.32     1.94

2001
----
February 28, 2001      5.03     2.19
May 31, 2001           5.22     3.19
August 31, 2001       10.26     4.91
November 30, 2001      7.10     3.75

     The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

     As of February 28, 2002 the Registrant had 413 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------  ---------------------------------------------------------

     The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2001, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

Overview

     The Company is engaged in cryogenic cellular storage and the design and development of cellular storage devices used in its cellular storage programs. Since its inception, the Company's activities have involved the design and development of its cellular storage unit ("CCEL Cellular Storage Unit") and in securing patents on the same. While the Company's patented cellular storage unit is capable of multi-faceted storage, the Company's primary focus has been the cryopreservation of umbilical cord blood stem cells for autologous/sibling use. Historically, the Company has been financed primarily through both the private and public equity markets and is currently the only public company offering the private storage of cord blood.

     The revenue recognized to date has been a combination of sales of its U-Cord program to customers and the sale of Revenue Sharing Agreements to investors. The most recent Revenue Sharing Agreement was memorialized during fiscal Second Quarter, 2001.

Results of Operations

Sales. For the fiscal year ended November 30, 2001, the Company had revenues of $5,648,463 compared to $2,109,342 in the prior fiscal year. Fiscal 2001 revenues included $750,000 from the sale of a Revenue Sharing Agreement and $4,898,463 in sales to its customers. Therefore, actual processing and storage revenue from sales to customers increased $2,789,121 or 232%. The increase in revenues reflects the significant growth in processing and storage revenue associated with the Company's U-Cord stem cell program.

Cost of Sales. For the fiscal year ended November 30, 2001 cost of sales were $1,656,048 as compared to $859,357 in 2000. The increase represents the associated expenses resulting from the processing and testing of the U-Cord specimens in the Company's state-of-the-art laboratory in Clearwater, Florida and the additional lab operations support necessary to support the growth of the Company's cellular processing and storage program.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2001, were $3,950,759 as compared to $2,853,776 in 2000. This increase reflects, in part, the expenses of additional executive management, market development, clinical services expansion and related expenses to support the growth of the Company's cellular storage program.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses during the fiscal year ended November 30, 2001, were $51,067 as compared to $275,803 in 2000. The expenses incurred in 2001 reflect the funding of the research project between the Company's subsidiary, CCEL Bio-Therapies, Inc. and the University of South Florida at Tampa. The reduction reflects the impact of previous investments regarding the Company's third generation cellular storage system.

Other Income and (Expense). During fiscal 2001 and 2000, the Company recognized $700,000 and $465,000 of the $1,400,000 received from the sale of the Company's European marketing rights to COLTEC, Ltd. In 2001 the Company sold an exclusive territorial license for Mexico, Ecuador and Central America for $600,000, As the obligations of the Company have been completed at November 30, 2001, the Company has recognized $500,000 in revenues and the balance will be recorded in operations in fiscal 2002. The Company also sold an exclusive license for the territory of Israel and the territory of Turkey and the Middle East. This license has the option to cancel the Turkey and Middle East portion of the license until October 2002 while the Israeli portion is non-cancelable. As the obligations of the Company have not been performed as at November 30, 2001, the entire $1,000,000 has been reflected as unearned income.

Liquidity and Capital Resources

     At November 30, 2001, the Company had cash and cash equivalents of $5,540,751 as compared to $2,695,795 in 2000. The increase in cash and cash equivalents was primarily due to the $3,837,955 that the Company received from the exercise of 785,450 shares of the Company's common stock.

     Through February 28, 2002, the Company's sources of cash have been from sales of its U-Cord program to customers, the issuance of common stock from the exercise of common stock options, the sales of Revenue Sharing Agreements and the sale of subsidiary stock (prior to 1998).

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

Possible Need for Additional Capital. The Company currently has in excess of $5,000,000 in cash and cash equivalents and has sufficient operating capital for at least the next 12 to 18 months. There can be no assurance that sales will continue to increase or even maintain current levels. The Company believes there will be no need to raise additional capital in the next twelve months. There can be no assurance that such capital, if needed, will be available.

Competitive Environment. In the Company's opinion, the potential medical benefits for cryopreserved stem cells is likely to attract additional competitors in the market. The Company believes its storage technology and marketing edge will still enable it to offer a more affordable service than its competition and believes it can compete successfully on the bases of volume and pricing advantage.

Uneven Pattern of Quarterly Operating Results. The Company's revenues in general, and in particular its Revenue Sharing Agreement revenues, are difficult to forecast and can vary from quarter to quarter due to various factors, including the relatively long sales cycles for these Agreements and the size and timing of the individual Agreement transactions. Notwithstanding the revenues from Revenue Sharing Agreements, the Company's sales from its U-Cord(TM) program are increasing significantly and the Company believes it can rely on these sources of revenues to a greater extent during fiscal year 2002 and beyond.

Management of Growth. The Company anticipates rapid growth and plans to capitalize on this growth. The Company's future operating results will depend on the Company's ability to manage this anticipated growth, hire and retain qualified employees, properly generate revenues and control expenses. A decline in the growth rate of revenues without a corresponding reduction in expense growth could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

International Sales. During fiscal 2000 and 2001, the Company expanded into Europe, Mexico, Israel and the Middle East. The Company is negotiating to expand into additional international markets and has ongoing discussions in this regard. Growth in international business will be subject to the risks attendant thereto, including the general economic conditions in each country, the effects of varying tax structures, the difficulty in managing an organization operating in various countries, changes in regulatory requirements, compliance with foreign laws and regulations and possible longer payment cycles in certain countries.

ITEM 7. FINANCIAL STATEMENTS
------  --------------------

     The financial statements and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Independent Accountants' Report                                             19

Consolidated Balance Sheets as at November 30, 2001 and 2000                F1

Consolidated Statements of Operations and Comprehensive Income/Loss
   For the Years Ended November 30, 2001 and 2000                           F3

Consolidated Statements of Cash Flows
   For the Years Ended November 30, 2001 and 2000                           F4

Consolidated Statements of Stockholders' Equity                             F6

Notes to Consolidated Financial Statements                                  F7

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                            WEINICK SANDERS LEVENTHAL & CO., LLP
                                                                   1515 Broadway
                                                         New York, NY 10036-5788
                                                                    212-869-3333
                                                                    212-764-3060

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors
CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYO-CELL International, Inc. and subsidiaries as of November 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinick Sanders Leventhal & Co., LLP
New York, N. Y.
February 2, 2002, except for Note 4 as
to which the date is February 22, 2002

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   -----------
                                                              November 30,
                                                        ------------------------
                                                           2001          2000
                                                        -----------   ----------
Current assets:
  Cash and cash equivalents                             $ 5,540,751   $2,695,794
  Marketable securities                                     260,996      429,428
  Accounts receivable and advances (net of
    allowances for doubtful accounts of
    $34,000 in 2001 and $29,000 in 2000)                    215,308      131,573
  Receivable - litigation                                        --       69,178
  Receivable - affiliates                                 1,300,000           --
  Receivable - revenue sharing agreement                    370,000      380,000
  Prepaid expenses and other current assets                 275,087      174,817
                                                        -----------   ----------
        Total current assets                              7,962,142    3,880,790
                                                        -----------   ----------

Property and equipment - at cost, less
  accumulated depreciation and amortization               3,184,883    3,018,708
                                                        -----------   ----------

Other assets:
  Intangible assets (net of accumulated
    amortization of $64,944 in 2001 and
    $57,018 in 2000)                                        119,662      108,675
  Investments in European affiliates                      3,100,000    1,000,000
  Investment in Saneron CCEL Therapeutics, Inc.           2,431,871           --
  Option to purchase a business                             212,713      100,000
  Loan receivable                                                --      100,000
  Deposits with vendors and others                          383,075       29,195
                                                        -----------   ----------
        Total other assets                                6,247,321    1,337,870
                                                        -----------   ----------

                                                        $17,394,346   $8,237,368
                                                        ===========   ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F1

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              November 30,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------

Current liabilities:
  Note payable - Investment Bank                      $   467,000   $        --
  Accounts payable                                        114,942        92,911
  Accrued expenses and
    other current liabilities                             248,380       182,782
  Current portion of obligations
    under capital leases                                    1,510         3,122
                                                      -----------   -----------
        Total current liabilities                         831,832       278,815
                                                      -----------   -----------

Other liabilities:
  Unearned revenues                                     2,009,942     1,279,683
  Deposits                                                 23,725        28,725
  Obligations under capital leases -
    net of current portion                                  7,579        14,530
                                                      -----------   -----------
        Total other liabilities                         2,041,246     1,322,938
                                                      -----------   -----------

Stockholders' equity:
  Preferred stock (500,000, $.01 par value
    shares authorized and unissued)                            --            --
  Common stock (20,000,000, $.01 par value
    shares authorized; 11,326,379 at
    2001 and 10,135,629 at 2000 issued
    and outstanding)                                      113,285       101,327
  Additional paid-in capital                           21,986,961    15,214,215
  Additional paid-in capital - stock options              309,757       124,010
  Accumulated other comprehensive income                   42,496        26,928
  Accumulated deficit                                  (7,931,231)   (8,830,865)
                                                      -----------   -----------
        Total stockholders' equity                     14,521,268     6,635,615
                                                      -----------   -----------

                                                      $17,394,346   $ 8,237,368
                                                      ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F2

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                              For the Years Ended
                                                                  November 30,
                                                           -------------------------
                                                              2001         2000
                                                           -----------   -----------
Revenues                                                   $ 5,648,463   $ 2,109,342
                                                           -----------   -----------

Costs and expenses:
  Cost of sales                                              1,656,048       859,357
  Marketing, general and administrative expenses             3,950,759     2,853,776
  Research, development and related engineering expenses        51,067       275,803
  Depreciation and amortization                                476,478       281,457
                                                           -----------   -----------
Total costs and expenses                                     6,134,352     4,270,393
                                                           -----------   -----------

Operating loss                                                (485,889)   (2,161,051)
                                                           -----------   -----------

Other income and (expenses):
  Interest income                                              110,765       121,835
  Interest expense                                             (10,482)       (2,212)
  Sales of marketing rights                                  1,220,454       465,000
  Gain (loss) on sale of marketable securities                (131,899)       85,750
  Litigation settlement                                        119,314            --
                                                           -----------   -----------
Total other income                                           1,308,152       670,373
                                                           -----------   -----------

Income (loss) before minority interest
  and equity in earnings of affiliates                         822,263    (1,490,678)
                                                           -----------   -----------

Minority interest                                               23,400            --
Equity in earnings of affiliates                                53,971            --
                                                           -----------   -----------
                                                                77,371            --
                                                           -----------   -----------

Net income (loss)                                          $   899,634   ($1,490,678)
                                                           ===========   ===========

Net income (loss) per share - basic and diluted            $      0.09        ($0.15)
                                                           ===========   ===========

Number of shares used in computation -
  Basic and diluted                                         10,582,434     9,757,789
                                                           ===========   ===========

Comprehensive income (loss):
  Net income (loss)                                        $   899,634   ($1,490,678)
    Other comprehensive income (loss):
    Net increase in value of marketable securities              15,568        98,138
                                                           -----------   -----------

Comprehensive income (loss)                                $   915,202   ($1,392,540)
                                                           ===========   ===========

Per share - basic and diluted                              $      0.09        ($0.14)
                                                           ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F3

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended
                                                                   November 30,
                                                             -------------------------
                                                                2001         2000(*)
                                                             -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                          $   899,634   ($1,490,678)
                                                             -----------   -----------
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation and amortization                                512,628       313,488
    Loss (gain) on sale of marketable securities                 131,899       (85,750)
    Issuance of common stock and common stock options
      for interest and services rendered                         740,697       315,532
    Unearned revenue, deposits                                   725,259     1,038,323
    Equity in earnings of affilates                              (53,971)           --
    Minority interest                                            (23,400)           --
    Increase in allowance for doubtful accounts                    5,000        14,000
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable and advances                           (88,735)      (88,025)
      Receivable - litigation                                     69,178            --
      Receivable - affiliates                                 (1,300,000)           --
      Receivable - revenue sharing agreement                      10,000        70,000
      Prepaid expenses and other current assets                 (100,270)       26,339
      Deposits and all other                                    (357,561)       53,486
      Accounts payable                                            22,031        57,222
      Accrued expenses and other current liabilities              65,598        15,593
                                                             -----------   -----------
  Total adjustments                                              358,353     1,730,208
                                                             -----------   -----------
Net cash provided by operating activities                      1,257,987       239,530
                                                             -----------   -----------

Cash flows from investing activities:
  Option to purchase a business                                       --      (100,000)
  Investments in European affiliates                            (300,000)   (1,000,000)
  Loan receivable - Saneron                                     (350,000)     (100,000)
  Purchases of marketable securities                                  --        (2,500)
  Proceeds from the sale of marketable securities                 52,101        60,397
  Purchases of property and equipment                           (666,609)     (510,422)
                                                             -----------   -----------
Net cash used in investing activities                         (1,264,508)   (1,652,525)
                                                             -----------   -----------

Cash flows from financing activities:
  Proceeds from note payable                                     467,000            --
  Proceeds from sale of common stock                              24,500        21,000
  Proceeds from exercise of stock options and warrants         2,368,540     2,540,203
  Repayment of capital leases                                     (8,563)       (7,604)
                                                             -----------   -----------
Net cash provided by financing activities                      2,851,477     2,553,599
                                                             -----------   -----------

Increase in cash and cash equivalents                          2,844,956     1,140,604

Cash and cash equivalents at beginning of year                 2,695,794     1,555,190
                                                             -----------   -----------
Cash and cash equivalents at end of year                     $ 5,540,750   $ 2,695,794
                                                             ===========   ===========

(*)  Reclassified for comparability.

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F4

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                                                            For the Years Ended
                                                                November 30,
                                                           ---------------------
                                                              2001        2000
                                                           ----------   --------
Supplemental Disclosures of Cash Flow Information:
  Cash payments made during the year for:

    Interest                                               $    1,732   $  2,212
                                                           ==========   ========

Supplemental Schedules of Non-Cash Investing
    and Financing Activities:
  Common stock and common stock options issued in satisfaction of liabilities for:

    Property assets                                        $       --   $ 90,772
                                                           ==========   ========
    Legal services                                         $  123,470   $ 99,390
                                                           ==========   ========
    Other services                                         $  617,227   $188,762
                                                           ==========   ========
    Compensation                                           $       --   $ 55,804
                                                           ==========   ========
    Financing costs                                        $   22,430   $ 25,750
                                                           ==========   ========
  Items received for issuance of common stock:

    Investments in affiliates                              $3,724,000   $     --
                                                           ==========   ========
    Option to purchase a business                          $  112,713   $     --
                                                           ==========   ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F5

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000

                                                                            Additional    Accumulated
                                                                             Paid-in        Other
                                           Common Stock       Additional     Capital     Comprehensive                    Total
                                      ---------------------     Paid-In       Stock         Income       Accumulated   Stockholders'
                                        Shares      Amount      Capital      Options        (Loss)         Deficit        Equity
                                      ----------   --------   -----------   ----------   -------------   -----------   -------------
Balance, December 1, 1999              9,193,155   $ 91,932   $12,351,688    $     --      ($71,210)     ($7,340,187)  $  5,032,223
Issuance of shares                         5,000         50        20,950          --            --               --         21,000
Shares issued upon exercise
  of options                             879,250      8,793     2,531,410          --            --               --      2,540,203
Shares issued for services rendered       27,484        275       163,867          --            --               --        164,142
Shares issued for compensation            10,550        105        55,700          --            --               --         55,805
Shares issued for property assets         17,190        172        90,600          --            --               --         90,772
Options issued for services rendered          --         --            --     124,010            --               --        124,010
Net increase in value of
  marketable securities                       --         --            --          --        98,138               --         98,138
Net loss                                      --         --            --          --            --       (1,490,678)    (1,490,678)
                                      ----------   --------   -----------    --------      --------      -----------   ------------
Balance, November 30, 2000            10,132,629    101,327    15,214,215     124,010        26,928       (8,830,865)     6,635,615
Issuance of shares                         7,000         70        24,430          --            --               --         24,500
Sale of warrants                                                  300,000                                                   300,000
Shares issued upon exercise  of
   options                               794,050      7,940     3,860,601          --            --               --      3,868,541
Shares issued for services rendered      117,950      1,170       553,780          --            --               --        554,950
Shares issued for investment in
   affiliates                            277,750      2,778     2,033,935          --            --               --      2,036,713
Options issued for services rendered          --         --            --     185,747            --               --        185,747
Net increase in value of                      --
  marketable securities                       --         --            --          --        15,568               --         15,568
Net income                                    --         --            --          --            --          899,634        899,634
                                      ----------   --------   -----------    --------      --------      -----------   ------------
Balance, November 30, 2001            11,329,379   $113,285   $21,986,961    $309,757      $ 42,496      ($7,931,231)  $ 14,521,268
                                      ==========   ========   ===========    ========      ========      ===========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                                       F6

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a)  Description of Business:

          The Company was incorporated in Delaware on September 11, 1989. The Company is engaged in cellular storage and the design and development of cellular storage devices used in its storage programs. The revenues recognized to date have been a combination of sales of its U-Cord program to customers and the sale of Revenue Sharing Agreements to investors. During 2001 the Company's primary focus has been the further development of the cellular storage of umbilical cord blood stem cells (U-Cord Program) in its Clearwater, Florida laboratory and the continued development of the CCEL III Cellular Storage Unit.

          The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.) and CCEL Bio-Therapies, Inc., in 1993. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. As of November 30, 2001, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. (Note 2).

          In September 1998 the Company acquired Medical Marketing Network, Inc., (MMN) a New York corporation, as part of a marketing agreement. This corporation has not had any financial activity since its inception and none of the consideration paid in conjunction with the agreement was assigned to the purchase of MMN. The accompanying consolidated financial statements as at November 30, 2001 and for the year then ended include the accounts of the Company and all of its wholly owned subsidiaries all of which are inactive. All intercompany transactions have been eliminated in the consolidation.

          On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company's wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (CCBT), which then changed its name to Saneron CCEL Therapeutics, Inc. (SCT). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,375,400, and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCT. The accompanying financial statements reflect the accounts of CCBT in 2000 and through the date of merger in 2001. For the period from the date of merger through and as at November 30, 2001, the investment in SCT is reflected at equity.

                                       F7

          On September 20, 2001, the Board of Directors authorized the exchange of a 90% interest in one of its subsidiaries, Safti-Cell, Inc., to Redrock Partners. Redrock Partners will contribute land and construct a state of the art storage and preservation facility in Arizona. Prior to the exchange this subsidiary had no assets, liabilities or equity. In May 2001 the Redrock Partners paid $200,000 to acquire purchase warrants that expire on May 31, 2006 for 100,000 shares of the Company's common stock at $6.00 per share. One of the Redrock Partners became a director of the Company in October 2001. All of the partners of the Redrock Partners are shareholders of the Company.

          In September 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, N V (CRYOC) for $1,000,000. In fiscal 2001 the Company through a subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT), acquired an additional 1% for $150,000.

          The Company on August 29, 2001 purchased 21.9% of Cryo-Cell Italia, S.r.l. (Italia) from CRYOC for $1,800,000. SCPT in October 2001 acquired a 2.19% interest in Italia from CRYOC for $150,000. The purchase price of the interests in Italia by both the Company and SCPT included a 21.9% and 2.19%, interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations in the Iberian Peninsula. The Company has the first right of refusal to purchase from CRYOC its remaining 18.91% interest in Italia. On October 3, 2001, the Company issued CRYOC 17,750 shares of the Company's common stock whose fair value at issuance was $112,713 as payment for an option to acquire an additional 60% interest in CRYOC for $13,500,000. The option is for one year and is payable in shares of the Company's common stock. The Company may, at its discretion, extend the option to acquire the additional 60% interest for an additional 120 days for no additional consideration if the Company demonstrates to CRYOC that it is in active negotiations with any other company which has expressed an interest in seeing the option exercised. Both the 7% investment in CRYOC and the effective 23.171% investment in Italia are reflected in the accompanying financial statements at cost. The final execution of this agreement is deemed to be a non cash transaction.

                                       F8

     (b)  Revenue Recognition:

          The Company recognizes revenue from cellular storage ratably over the contractual storage period and from processing fees upon the completion of processing.

          Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured. In fiscal 2001 and 2000, $720,454 and $465,000, respectively, were recognized as income from the sale of the marketing rights of the Company's U-Cord program to CRYOC (formerly COLTEC, Ltd., an affiliated company). In 2001 the Company sold an exclusive territorial license for Mexico, Ecuador and Central America for $600,000. As the obligations of the Company have been completed at November 30, 2001, the Company has recognized $500,000 in other income and the balance will be recorded in operations in fiscal 2002. The license is for an initial term of two years and is renewable at the licensee's discretion in perpetuity. The Company also sold an exclusive license for the territory of Israel and the territory of Turkey and the Middle East. This licensee has the option to cancel the Turkey and Middle East portion of the license until October 2002 while the Israeli portion is non-cancelable. As the obligations of the Company have not been performed as at November 30, 2001, the entire $1,000,000 has been reflected as unearned income. In 2001, the Company sold a 37.5% interest in a revenue sharing agreement to two investors affiliated with the Company for the State of Texas for $750,000, all of which was recognized in revenue in fiscal 2001.

     (c)  Basis of Presentation:

          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     (d)  Concentrations of Risks:

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk.

          CRYO-CELL depends on one company for the collection kits and for the manufacture of its CCEL II cellular storage unit and several companies are involved in manufacturing different components of the CCEL III cellular storage unit. However, the Company believes that alternative manufacturing sources are available.

                                       F9

     (e)  Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

     (f)  Reclassifications:

          Reclassifications have been made to the prior year's Consolidated Financial Statements to conform to the fiscal 2001 presentation.

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

     (i)  Receivables:

          In fiscal 2001, receivables consist of the balance due from the sale of a partial State Revenue Sharing Agreement (See Note 13), and amounts due from clients that have enrolled in the U-Cord processing and storage program.

     (j)  Intangible Assets:

          Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight-line basis over estimated useful lives of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

                                      F10

     (k)  Property and Equipment:

          Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective life of the lease or the estimated useful lives of the improvements. Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in income. Expenditures for maintenance, repairs and minor betterments are charged to income as incurred. Estimated useful lives of property and equipment are as follows:

Machinery and equipment                  5 -10 years
Furniture and fixtures                   5 - 7 years
Condominium                               27.5 years

     (l)  Long-Lived Assets:

          Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as proscribed under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of "("SFAS 121"). Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. At November 30, 2001 and 2000, the carrying values of the Company's other assets and liabilities approximated their estimated fair values. -

     (m)  Research, Development Costs and Related Engineering Costs:

          Research, development and related engineering costs are expensed as incurred.

     (n)  Cost of Sales:

          Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord specimens.

                                      F11

     (o)  Income (Loss) per Common Share:

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

     (q)  Recently Issued Accounting Pronouncements:

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting for the impairment or disposal of long-lived assets and discontinued operations.

     The Company believes the adoption of these pronouncements will not have a material impact on the Company.

                                      F12

NOTE 2 - STEM CELL PRESERVATION TECHNOLOGIES, INC.

          The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company's subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company's shareholders are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company's common stock the Company's shareholders own as of record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 or less than $0.01 per share, as adjusted for the September 2001 forward split of 1,350 to 1.

          The Board of Directors on August 21, 2001 reserved 1,000,000 shares of the common shares of SCPT (as adjusted for the September 2001 forward split) that Cryo-Cell International, Inc. would own after the dividend is paid for the purpose of incentives for the recruiting of and rewarding of key SCPT executives. SCPT cancelled these shares and retired these shares. As of November 30, 2001, three officers and directors of SCPT had received stock grants of 25,000 common shares each under this plan for services rendered and 925,000 common shares are available for future issuance. The fair value of the shares granted was $1,500, which was charged to operations.

          The Company's Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of the Company. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at November 30, 2001 an option to the Company's former President (See Legal Proceedings) was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc. (See Note 4 (a)).

          In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (FHIC) whereby SCPT was to borrow $500,000 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when SCPT realizes $1,500,000 from the sale of its securities. FHIC's subsidiary is the placement agent for the sale of SCPT's securities. SCPT agreed to issue FHIC 250,000 of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT's counsel also received 45,000 common shares from SCPT for its legal services in connection with the agreement. Both issuances of shares were valued at their fair value of $5,900 ($0.02 per share) and are reflected in the accompanying financial statements as deferred financing costs. FHIC had loaned SCPT only $467,000 by November 30, 2001. SCPT used $300,000 of the proceeds received as payment for its investments in Cryo-Cell Europe NV and Cryo-Cell Italia, S.r.l. (See Note 4). Of the 13,065,000 issued and outstanding common shares of SCPT at November 30, 2001, the Company owned 11,695,000 (89.5%) shares. Upon the payment of the dividend, the Company will own approximately 3,200,000 (24.5%) shares of SCPT.

                                      F13

          On November 1, 2001, SCPT offered for sale 1,250,000 shares of its common stock at $2.00 per share in a private placement offering through a placement agent, Newbridge Securities Corporation - a subsidiary of FHIC. The placement agent is to receive a commission of 10% of the proceeds from the offering plus a non-accountable expense reimbursement of 3% of the gross sale proceeds. The Placement Agent also is to receive five (5) year warrants exercisable at $2.20 per share. The number of shares purchasable under these warrants will be equal to 10% of the shares sold under the private offering. The number of shares sold under the offering may be increased to 2,500,000. The offering period originally terminated on December 31, 2001 but was extended until February 28, 2002. In January 2002, SCPT received the initial proceeds, net of placement agent fees, from the sale of the securities of $100,920 for 58,000 common shares. If all of the 1,250,000 common shares are sold under this offering, the Company will own approximately 22.4% of SCPT after the dividend is paid.

NOTE 3 - MARKETABLE SECURITIES.

     (a)  Return on Investment Corporation:

          In August 2000 Return on Investment Corporation (ROI) merged into Net/Tech International, Inc. (NTTI). ROI exchanged one share of common stock for twenty shares of NTTI common stock. In November 1998 the Company's ownership percentage in NTTI decreased to less than 20% of the outstanding shares of NTTI. In previous years, the Company accounted for its investment in NTTI using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", as described above, to account for the investment. Since NTTI stock was thinly traded and subject to considerable price fluctuation, if the Company were to attempt to sell large blocks of shares, it was unlikely that the Company would be able to obtain the exchange market value as listed. This security was therefore subject to considerable market risk as well as certain trading restrictions that limit the number of shares that can be sold during a 90-day period.

          The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. The proceeds from the sale and realized gains on the sale of the stock during 1998 were both $515,574. The unrealized gain has been recorded as a component of stockholders' equity in the amount of $222,316 and $326,928 to reflect the fair market value of the investment as of November 30, 2001 and 2000, respectively.

                                      F14

     (b)  Other Securities:

          In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. During February and March 2001, the Company sold 46,000 shares. The gross proceeds for the sales were $52,101, which resulted in a loss of $131,899, which is recognized as a loss on sale of securities. The fair value of this security as of November 30, 2001 and 2000 was $36,180 and $100,000 respectively and the unrealized holding loss on this security was $179,820 and $300,000 as of November 30, 2001 and 2000, respectively.

NOTE 4 - INVESTMENTS IN AFFILIATES.

     (a)  Saneron CCEL Therapeutics, Inc.:

          On October 10, 2001, the Company's subsidiary, CCEL Bio-Therapies, Inc. (CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. The STI shareholders received 56.58% of the merged entity and the Company retained a 43.42% interest. Prior to the merger, CCBT was inactive and had no assets or liabilities. The agreement required the Company to (i) contribute to CCBT 260,000 shares of its common stock (which were actually issued on February 14, 2002) and 195,000 shares of common stock of its subsidiary, SCPT, (ii) convert an advance of $150,000 to STI to capital, (iii) assign certain licenses for stem cell research between the Company, The University of South Florida and the University of South Florida Research Foundation, including all obligations that the Company had under such license agreements, and, (iv) change CCBT's name to Saneron CCEL Therapeutics, Inc. The fair value of the assets contributed by the Company aggregated $2,377,900. STI at the merger date had a historical capital deficiency of $10,000, which included intangible assets that were not assigned any value by its management. The intangible assets of STI consist of patents and all marketing rights thereto, licenses, research and development, and future research grants of approximately $3,000,000, all of which were not assigned a value by management. The merger caused the recognition of $3,248,600 in goodwill on the books of CCBT, which, as at November 30, 2001, is not considered to be impaired by management. The Company recognized $53,971 in income in 2001 from this minority owned subsidiary under the equity method.

                                      F15

     (b)  CRYO-CELL Europe N V:

          On September 28, 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, N V (CRYOC) for $1,000,000. The Company's decision to make this investment was based on the decision of a large insurance company to provide coverage to its pregnant policyholders. In October 2001 the Company's subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) acquired a 1% interest in CRYOC for $150,000. On October 3, 2001, the Company issued CRYOC 17,750 shares of the Company's common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CRYOC for $13,500,000. The option is for one year and is payable in shares of the Company's common stock or other securities acceptable to CRYOC. The Company may, at its discretion, extend the option to acquire the 60% interest for an additional 120 days for no additional consideration if the Company demonstrates to CRYOC that it is in active negotiations with any other company which has expressed an interest in seeing the option exercised. The Company accounts for its investment in CRYOC at cost.

     (c)  CRYO-CELL Italia, S.r.l.:

     SCPT simultaneous with its investment in CRYOC acquired a 2.19% interest in CRYO-CELL Italia, S.r.l. (Italia) from CRYOC for $150,000. The Company on August 29, 2001 purchased 21.9% of Italia from CRYOC for $1,800,000. The investments in Italia are for an umbilical cord bank to be opened in a facility which is partially owned or supported by the Vatican. The purchase price of the interests in Italia by both the Company and SCPT included a 21.9% and 2.19% interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations in the Iberian Peninsula. The Company also received a first right of refusal to purchase from CRYOC its remaining 18.91% interest in Italia. The excess of cost of the investment in Italia over the book value of Italia at the time of acquisition was approximately $1,850,000. At November 30, 2001, this goodwill is not considered by management to be impaired. The Company reflects its effective 23.172% interest in Italia under the equity method, which approximates the cost of the investment. The final execution of this agreement is deemed to be a non-cash transaction.

                                      F16

NOTE 5 - PROPERTY AND EQUIPMENT.

          The major classes of property and equipment are as follows:

                                                     November 30,
                                               -----------------------
                                                  2001         2000
                                               ----------   ----------
Condominium                                    $   85,000   $   85,000
Furniture and equipment                         1,197,127      819,222
Cellular storage units                          1,171,240    1,171,240
Leasehold improvements                            189,377      157,837
Equipment                                       1,531,137    1,287,973
                                               ----------   ----------
                                                4,173,881    3,521,272
Less:  Accumulated depreciation
         and amortization                         988,998      502,564
                                               ----------   ----------
                                               $3,184,883   $3,018,708
                                               ==========   ==========

     Depreciation expense charged to operations was $500,434 in 2001 and $305,628 in 2000.

NOTE 6 - INTANGIBLE ASSETS.

          The Company has patented technology on automatic cryogenic preservation and has received patents for additional functions of the cryogenic unit for an additional unit that incorporates a multi-chambered design, and for a process for controlled freezing/thawing. The Company has been granted patents in several countries. During fiscal 2000, the Company was assigned the patent rights to the HygieneGuard System and a loan receivable of $60,000, which was subsequently collected. Under the terms of the agreement, the Company sold 250,000 shares of Net Tech International, Inc. shares back to that company (See Note 3). The Company amortizes the patents over their useful lives. Amortization charged to operations in 2001 was $10,944 and $ $7,860 in 2000.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

          Accrued expenses and other current liabilities are as follows:

                                                       November 30,
                                                   -------------------
                                                     2001       2000
                                                   --------   --------
Consultants and patent costs                       $ 31,000   $ 41,356
Legal and accounting                                 90,000     47,125
Payroll and payroll taxes                            62,633     48,117
General expenses                                     64,747     46,184
                                                   --------   --------
                                                   $248,380   $182,782
                                                   ========   ========

                                      F17

NOTE 8 - INCOME TAXES.

          The Company has no provisions for current or deferred income taxes for the years ended November 30, 2001 and 2000.

          Under the asset and liability method of SFAS No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. As of November 2001 and 2000 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                     November 30,
                                             -------------------------
                                                 2001          2000
                                             -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards           $ 2,192,760   $ 2,098,666
  Tax over book basis in
    unconsolidated affiliate                     235,208       297,042
  Valuation reserves                              11,348        50,448
  Depreciation and other                         (93,738)      (42,469)
                                             -----------   -----------
                                               2,345,578     2,403,687
  Less:  Valuation allowance                   2,345,578     2,403,687
                                             -----------   -----------
                                             $        --   $        --
                                             ===========   ===========

          The Company has unused net operating losses available for carryforward to offset future federal taxable income. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an "ownership change". Such an "ownership change" as described in Section 382 of the Internal Revenue code may limit the Company's utilization of its net operating loss carryforwards. The net operating loss carryforwards expire during the following year and amounts:

Year                                Amount
----                              ----------
2006                              $   88,000
2008                                 295,000
2009                                 536,000
2010                                 296,000
2012                               1,009,000
2013                               1,783,000
2014                                  57,000
2015                               1,358,000
2016                                 669,000
                                  ----------
                                  $6,091,000
                                  ==========

                                      F18

     A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pretax income follows:

                                                 For the Years Ended November 30,
                                             -----------------------------------------
                                               2001         %         2000         %
                                             ---------   ------   -----------   ------
Income (loss) before income tax benefit      $ 899,634            ($1,490,678)
                                             ---------            -----------
Tax expense at statutory rate                  305,876    34.00     ($506,831)  (34.00)
State taxes                                     17,993     2.00       (29,814)   (2.00)
Compensatory element of stock options         (603,275)  (67.06)           --       --
Increase (decrease) in valuation allowance     (58,109)   (6.40)      450,950    30.25
Other                                          337,515    37.46        85,695     5.75
                                             ---------   ------   -----------   ------
Total income taxes                           $      --       --   $        --       --
                                             =========   ======   ===========   ======

NOTE 9 - STOCKHOLDERS' EQUITY.

     (a)  Common Stock Issuances:

          During 2000, the Company received $21,000 in cash proceeds from the sales of 5,000 shares of its common stock through private placements. The Company issued 879,250 common shares to option holders who exercised their options in 2000 for an aggregate of $2,540,203. In fiscal 2001, the Company received $24,500 in cash proceeds from the sales of 7,000 shares of its common stock. The Company also issued 794,050 common shares to option holders who exercised these options in 2001 for $3,868,540. The Company received $300,000 in proceeds from the sale of warrants to purchase 100,000 shares of its common stock at $6.00 per share and 100,000 shares of its common stock at $9.00 per share.

          The Company made payments for compensation, consulting, property assets and professional legal services rendered through the issuance of 117,950 shares in 2001 and 55,224 shares in 2000 of its common stock. The fair value of the shares issued was $554,950 in 2001 and $310,719 in 2000.

          The compensatory element of stock options granted to consultants that was charged to operations aggregated $185,747 and $124,010 in 2001 and 2000, respectively. These options expire through 2006.

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

                                      F19

     (c)  Stock Options:

          Stock option activity for the two years ended November 30, 2001, was as follows:

                                                                   Weighted
                                                                    Average
                                                       Number      Exercise
                                                      of Shares      Price
                                                     ----------    --------
Outstanding and exercisable at December 1, 1999       2,241,000    $   3.94

Granted                                               1,231,500        6.43
Exercised                                              (823,000)       2.92
Terminated                                             (245,500)       3.81
                                                     ----------    --------

Outstanding and exercisable At November 30, 2000      2,404,000        3.94

Granted                                                 389,500        6.88
Exercised                                              (771,050)       4.91
Terminated                                             (167,400)       4.12
                                                     ----------    --------
Outstanding and exercisable at November 30, 2001      1,855,050    $   5.60
                                                     ==========    ========

          Significant option groups outstanding at November 30, 2001 and related price and life information follows:

                                                           Weighted Average
                                        Weighted Average       Remaining
Range of Exercise Price   Outstanding    Exercise Price    Contractual Life
-----------------------   -----------   ----------------   ----------------

$1.00 to $ 2.00                61,250        $ 2.00                .4
$2.01 to $ 3.00               196,900        $ 2.84               1.6
$3.01 to $ 4.00                74,500        $ 3.67               2.8
$4.01 to $ 5.00               791,900        $ 4.81               2.1
$5.01 to $ 6.00               197,500        $ 5.95               2.7
$6.00 to $ 7.00               113,000        $ 6.94               2.8
$7.01 to $ 8.00               215,000        $ 7.66               1.9
$8.01 to $ 9.00               103,000        $ 8.99               2.8
$9.01 to $10.00               102,000        $10.00               2.7
                            ---------
                            1,855,050
                            =========

                                      F20

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options granted to employees and SFAS No.123, "Accounting for Stock-Based Compensation" for all options granted to non employees. Under APB 25, compensation expense is recognized for the amount of the excess of the market price over the exercise price on the date of the grant. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under SFAS No.123, the Company's net income and net income per share would have been $347,710 and $0.03 for the year ended November 30, 2001, and the net loss and net loss per share for the year ended November 30, 2000 would have been ($2,340,717) and ($0.23), respectively. The weighted average fair value at the date of grant for options granted during the years ended November 30, 2001 and 2000 was $2.68 and $2.68 per option, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company's options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's stock issued upon exercise of the options for Non-Employee's is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction.

          Other variables used to determine the fair value of the options for fiscal 2001 and 2000 were as follows:

                                                   For the Years Ended
                                                       November 30,
                                                --------------------------
                                                   2001           2000
                                                -----------    -----------
Weighted average values:
  Expected dividends                                0%             0%
  Expected volatility                            109%-119%      109%-119%
  Risk free interest rate                       4.78%-4.90%    4.78%-4.90%
  Expected life                                  2-4 years      2-4 years

                                      F21

          Weighted average grant date fair values are shown below for options granted in 2001 and 2000.

                               Weighted Average     Weighted Average
                               Fair Value/Share   Exercise Price/Share
                               ----------------   --------------------

2001
----
Stock price - exercise price          $  --                $  --
Stock price * exercise price          $4.52                $4.52
Stock price ** exercise price         $2.17                $2.17

2000
----
Stock price - exercise price          $  --                $  --
Stock price * exercise price          $2.38                $2.38
Stock price ** exercise price         $ .36                $ .36

          The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

          In June 1998, the Company entered into an agreement with World Medical Match, a non-profit corporation, whose mission includes assisting the poor with funds to provide them access to medical matching opportunities. The agreement states that World Medical Match granted the Company $50,000 (which the Company received) for the purpose of paying for 200 U-CordTM stem cell collection kits and the first year of cryogenic storage for the benefit of indigent expectant parents. The Company is currently working with local medical practices, hospitals and other medical industry organizations to implement this project.

          As part of a September 1998 agreement between a consultant and the Company, CRYO-CELL committed to issue 200,000 shares of the Company's restricted common stock in exchange for marketing services to be provided by the consultant and his team of subcontractors. The original contract was for a five-year period that provided for the issuance of 10,000 shares of stock upon the signing of the agreement, 40,000 shares upon the implementation of the marketing program and increments of 50,000 shares to be issued at various times during the contract period. In November 1999 the agreement was renegotiated with the 50,000 common shares previously issued to the consultant representing payment in full.


*   Grater than
**  less Than

                                      F22

          In January 2000 the Company extended its marketing agreement with Lamaze Publishing Company to sponsor the Lamaze "You and Your Baby" tutorial tape and full-page advertisements in the Lamaze Parent Magazine at a cost of $223,585 and $213,362 for 2001 and 2000, respectively. In July 1999, the Company was informed that Lamaze Publishing Company was acquired by iVillage, Inc., a leading online women's network. The Company's agreements with Lamaze will remain in tact, including the exclusivity provisions as the only cord blood preservation company on the Lamaze "You and Your Baby" educational videotape through the year 2003.

          On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-CORD program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-CORD program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 of which $465,000 and $700,000 are recorded as licensing fee income in fiscal 2000 and 2001, respectively. The Company is also entitled to licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe of which $20,454 is reflected in income in 2001. The agreement granted COLTEC, Ltd. a three-year option to purchase 100,000 shares of the Company's common stock at $8.00 per share and up to 100,000 additional options at $12.00 per share as needed which was issued in 2001 at $10.00 per share. Both of the options were exercised on August 28, 2001 for an aggregate of $1,8000,000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

          On October 15,2001 the Company signed a renewable two-year agreement with Cryo-Cell De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-CORD program in Mexico, Equador and Central America which includes the collection, processing and storage of umbilical stem cells as well as allowing CCEL MEX exclusive rights to sublicense the U-CORD program in these geographic areas. The price for the license to CCEL MEX is $600,000 of which $200,000 has been paid to the Company in fiscal 2001 and the balance is to be paid in equal $200,000 installments in June 2002 and November 2003. The Company is entitled to licensing fees of 15% to 25% of adjusted U-CORD processing and storage revenues to be generated in Mexico, Equador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company has no other obligations to CCEL MEX other than to provide technical assistance and training so that it can be self-operational. These procedures were substantially completed by November 30, 2001. Accordingly, the Company recognized $425,000 in licensing fee revenue in fiscal 2001 with respect to this agreement.

                                       F23

          In October 2001 the Company finalized a renewable three-year contract with Cryo-Cell Middle East, Inc. (CCEL ME) for the exclusive license to market the Company's U-CORD program in Israel, the Middle East and Turkey. The license allows CCEL ME to directly market the Company's U-CORD program and further sublicense the marketing rights throughout Israel, Turkey, Jordan, Lebanon, Egypt, Saudi Arabia, Kuwait, Qatar, United Arab Emirates (including Dubai), Bahrain, Oman and Yemen ("the Licensed Area"). The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East), of which it received $100,000 in fiscal 2001 and the balance being payable in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-CORD processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. CCEL ME has up to one year to terminate the Turkey and Middle East portion of this agreement. The Company is required to train and provide technical and marketing support to CCEL ME. As of November 30, 2001, little, if any, of the obligations of the Company were performed. In addition, the Company sold 50,000 of its common stock warrants ($1.00 each) in fiscal 2001, expiring July 9, 2006, to the chief operating officer of CCEL ME and an entity affiliated to him to purchase an equal number of common shares of the Company at a strike price of $9.00. The Company did not recognize licensing fee revenue in fiscal 2001 with respect to this agreement.

NOTE 11 - LEASES.

          The Company leases a building under an operating lease for its storage, laboratory and general office facilities. The lease, expiring in 2004, includes provisions for escalations and related costs. Rent charged to operations was $143,385 and $143,589 in 2001 and 2000, respectively.

          The Company leases a liquid nitrogen storage tank under an operating lease, which expires in 2002. The lease payments are $695 per month.

          The Company leased an apartment under an annual renewable operating lease for $700 per month, which expired at October 31, 2000 and was not renewed.

                                       F24

          The Company is obligated under capital leases that expire at various dates during the next four years. Assets under capital leases are depreciated over estimated useful lives of seven to ten years. The following is a summary of assets under capital leases as of November 30, 2001 and 2000, which are included in the accompanying consolidated financial statements under the caption of property and equipment:

                                          November 30,
                                     -------------------
                                       2001        2000
                                     -------     -------

Leasehold improvements               $12,909     $12,909
Laboratory equipment                  30,282      30,282
                                     -------     -------
                                      43,191      43,191
Less:  Accumulated depreciation
         and amortization             16,863      11,991
                                     -------     -------
                                     $26,328     $31,200
                                     =======     =======

          The future minimum rental payments under these operating and capital leases, as of November 30, 2001, are as follows:

    Years Ended                    Capital     Operating
   November 30,                     Leases       Leases
   ------------                    -------     ---------
      2002                         $ 7,863      $151,515
      2003                           1,406       149,534
      2004                              --       129,216
                                   -------      --------

   Total future minimum
      rental payments                9,269       430,265

Less: Amounts representing             180            --
         interest                  -------      --------
                                   $ 9,089      $430,265
                                   =======      ========

NOTE 12 - PENSION PLAN.

          In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries to such plan. The Company does not make any matching contributions to this plan.

                                      F25

NOTE 13 - AGREEMENTS.

     (a)  Arizona:

          On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 will be paid through their Revenue Sharing entitlements to their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces.

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

     (c)  Bio-Stor International, Inc.:

          On February 26, 1999, the Company entered into a modified Revenue Sharing Agreement for the state of New York. The Company will credit the $900,000 Bio-Stor International, Inc. had previously paid toward the purchase of 90% of the Company's 50% portion of net storage revenues generated from the specimens originating from the Company's clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

     (d)  Tenet Health System Hospitals, Inc.:

     On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two "one-third" Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its headquarter's lab in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

                                      F26

     (e)  Saggi Capital:

          In November 1998, the Company entered into an investor relations agreement with Saggi Capital Corporation. Saggi Capital agreed to provide various business consulting and investor relations services for the Company. In January 2000, the Company renewed its contract with Saggi Capital. The Company has terminated this agreement effective January 2001.

     (f)  New Jersey:

          On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the state of New Jersey. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. In May 2000 the original due date for the remaining balance was extended to April 2001. As of November 30, 2001 the remaining balance due is $370,000. Upon receipt of the balance due the investors will be entitled to a portion of net storage revenues generated to a maximum of 33,000 storage spaces.

     (g)  Texas:

          On May 31, 2001 the Company entered into an agreement with two investors affiliated with the Company entitling them to on-going shares in a portion of CRYO-CELL's net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid on August 30, 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces.

     (h)  Women & Infants' Hospital of Rhode Island:

          In June 1998, the Company signed an agreement with Women & Infants' Hospital of Rhode Island ("hospital") for the establishment of a commercial placental/umbilical cord blood bank at their Providence, Rhode Island medical facility. The hospital required a deposit of $50,000 to be placed in escrow. The $50,000 had been classified as cash on the balance sheet. During the second quarter of 2001, the agreement was mutually terminated and the escrow was received by the Company.

     (i)  Other Agreements:

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

                                      F27

NOTE 14 - LEGAL PROCEEDINGS.

          In 1996, The Company filed suit in San Francisco Superior Court against the University of Arizona, Dr. David Harris and Cord Blood Registry, Inc. (CBR). In 1998 the trial jury awarded $1,050,000 against Defendant University of Arizona. In addition, an award of $120,000 was granted against the University of Arizona and David Harris, individually, for misappropriation of trade secrets. In September 1999 the Company accepted the University's settlement offer of $800,000 of which $441,000 was received and the remaining balance of $359,000 was being held in escrow, to satisfy a legal lien filed by the Company's previous attorneys, Horwitz and Beam. The Company disputed their position and counter sued Horwitz and Beam for malpractice. The Company reflected a reduced settlement award of $510,178 as a gain on litigation in 1999. This reduction was for a contractual 20% contingency fee ($160,000) payable to Horowitz and Beam and $129,822 in contested legal fees that the Company feels are not due and owing under the contract. When the $289,822 is netted against the $359,000 held in escrow the result is a receivable balance of $69,178, which was reflected as a receivable at November 30, 2000. On June 1, 2001, the Company entered into a settlement of the litigation. Under the terms of the settlement the Company and Horowitz and Beam are to split $376,984 previously held in escrow pending resolution of the dispute. On June 22, 2001, the Company received $188,492.

          In December 2001, the Board of Directors terminated the President of the Company for cause. In January 2002, this terminated employee instituted an action in Florida State court for breach of her employment contract and wrongful termination. Although counsel for the Company is not able to render an opinion on the ultimate outcome of the action, counsel believes the Board had cause to terminate this officer. Management believes the Company has adequate defenses and will vigorously defend against the action.

          In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, a cancer information service. The agreement dealt with the establishment of a business for the preservation of tumor tissue relative to cancer treatment protocols. Cancer Group and Michael Braham were to be provided options in CCEL stock when their efforts resulted in 100 oncologists submitting patients' tumor tissue to CRYO-CELL. The Cancer Group represented that is Web site, www.cancergroup.com was
                                                    -------------------
     accessed by approximately 25,000 oncologists, radiologists and cancer patients daily. Relying on this information, in December 1999, the Company obtained an option to purchase The Cancer Group Institute and all of its assets, including its Web site, www.cancergroup.com.
                                     -------------------

          On or about September 20, 2001, The Cancer Group Institute, LLC, a Florida Limited Liability Company and Michael Braham, an individual filed a lawsuit against the Company. The suit alleges that CRYO-CELL breached a contract with both The Cancer Group, LLC and Michael Braham, individually, by not providing the options and seeks an unspecified amount of damages.

                                      F28

          CRYO-CELL feels that the suit is without merit and has filed a countersuit claiming breach of contract against The Cancer Group, LLC and Michael Braham. The Company, in its answer, alleges that The Cancer Group did not perform under the contract, never produced any oncologist's samples and is not entitled to the contract's benefits. The Company has also petitioned for recession, requesting a judgment against the Plaintiff that the parties be returned to status quo ante. CRYO-CELL had previously paid $100,000 for an option to purchase The Cancer Group.

          On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. (Pharmastem) alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit which seeks an injunction against the companies and an unspecified amount of damages or royalties, treble damages and attorney's fees. The Company believes that the asserted patents of Pharmastem are not valid and that CRYO-CELL's business of collecting, processing and cryopreserving cord blood cells does not infringe on either of the asserted patents.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

           2001           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
           ----           -----------   -----------   -----------   -----------

Net income (loss)          ($287,784)   $   642,016   $   272,144   $   273,258
                          ==========    ===========   ===========   ===========

Income (loss) per share       ($0.03)   $      0.06   $      0.03   $      0.02
                          ==========    ===========   ===========   ===========

Shares used in
  computation             10,142,485     10,194,831    10,384,844    11,194,768
                          ==========    ===========   ===========   ===========

           2000           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
           ----           -----------   -----------   -----------   -----------

Net loss                   ($352,356)    ($325,617)    ($260,499)     ($552,206)
                           =========     =========    ==========     ==========

Loss per share                ($0.04)       ($0.03)       ($0.03)        ($0.05)
                           =========     =========    ==========     ==========

Shares used in
  computation              9,294,435     9,895,148    10,072,120     10,118,015
                           =========     =========    ==========     ==========

                                      F29

                                    Part III

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2001 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2002.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
     a)   Exhibits

               3.1     Certificate of Incorporation (1)
               3.11    Amendment to Certificate of Incorporation
               3.2     By-Laws (1)
               3.21    Board Minutes to Amendment of By-Laws
               10.11   Agreement with InstaCool of North America, Inc. (2)
               10.12   Agreement with the University of Arizona (2)
               10.13   Agreement with Illinois Masonic Medical Center (4)
               10.14   Agreement with Bio-Stor (4)
               10.15   Agreement with Gamida-MedEquip (4)
               10.16   Agreement with ORNDA HealthCorp (Tenet HealthSystem
                       Hospitals,Inc.) (4)
               10.17   Convertible Note from Net/Tech International, Inc. Dated
                       November 30, 1995 (3)
               10.18   Amended Agreement with Bio-Stor (5)
               10.19   Agreement with Dublind Partners, Inc.
               10.20   Agreement with Medical Marketing Network, Inc.
               21      List of Subsidiaries (3)

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

          (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.

          (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.

          (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.

          (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

          (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000.

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

          (4) Form 8-K filed June 6, 2000 - Appointment of Wanda D. Dearth as President and Chief Operating Officer.

          (5) Form 8-K filed November 6, 2001 - The Cancer Group Institute, LLC and Michael Braham filed a lawsuit against the Company alleging breach of contract.

          (6) Form 8-K filed December 19, 2001 - Termination of Wanda D. Dearth as President, Chief Operating Officer and as a member of the Board.

          (7) Form 8-K filed February 1, 2002 - Wanda D. Dearth filed a lawsuit against the Company alleging breach of contract.

          (8) Form 8-K filed February 19, 2002 - Appointment of John V. Hargiss as President and Chief Operating Officer.

          (9) Form 8-K filed March 1, 2002 - Pharmastem Therapeutics, Inc. filed a lawsuit alleging patent infringement.

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

                                   CRYO-CELL INTERNATIONAL, INC.


                                      By: /s/ Daniel D. Richard
                                          --------------------------------------
                                      Daniel D. Richard, Chief Executive Officer

Dated:  March 15 , 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

NAME                                    TITLE
----                                    -----


/s/Daniel D. Richard                    Chief Executive Officer and
--------------------
Daniel D. Richard                       Chairman of the Board
                                        (Principal Executive Officer)


/s/ John V. Hargiss                     President and Chief Operating Officer
--------------------
John V. Hargiss


/s/Gerald F. Maass                      Executive Vice President
--------------------
Gerald F. Maass                         Director


/s/Jill M. Taymans                      Vice President, Finance
-------------------
Jill M. Taymans


/s/Edward W. Modzelewski                Director
------------------------
Edward W. Modzelewski


/s/Frederick C.S. Wilhelm               Director
-------------------------
Frederick C.S. Wilhelm


/s/Charles D. Nyberg                    Director
--------------------
Charles D. Nyberg


/s/Mercedes Walton                      Director
------------------
Mercedes Walton


/s/Ronald Richard                       Director
-----------------
Ronald Richard