Form 10QSB
period 2002-02-28
CRYO CELL INTERNATIONAL INC
filed 2002-04-15
CIK 862692

                   U. S. Securities and Exchange Commission
                             Washington D.C. 20549

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.
           For the quarterly period ended February 28, 2002
     [_] Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.
           For the transition period from _________ to ________

     Commission File Number 0-23386

                         CRYO-CELL INTERNATIONAL, INC.
     ---------------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)

              DELAWARE                             22-3023093
     ----------------------------                  --------------------
     (State or other Jurisdiction                  (I.R.S. Employer
     of Incorporation or                           Identification No.)
     Organization)

        3165 McMullen Booth Road, Building B, Clearwater, Florida 33761
     ---------------------------------------------------------------------
        (Address of Principal Executive Offices)     (Zip Code)

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

          Yes  [X]                No  [_]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 2002, 11,339,379 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).   Yes  [_]   No  [X]

                         CRYO-CELL INTERNATIONAL, INC.


                               TABLE OF CONTENTS

                                                                      PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                            3

        Condensed Consolidated Statements of Operations                  4

        Condensed Consolidated Statements of Stockholders' Equity        5

        Condensed Consolidated Statements of Cash Flows                  6

        Notes to Condensed Consolidated Financial Statements             7

Item 2. Management's Discussion and Analysis                            12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               20

Item 6. Exhibits and Reports On Form 8-K                                21


SIGNATURES                                                              23

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               ASSETS
                                                                                   February 28,     November 30,
                                                                                       2002              2001
                                                                                       ----              ----
 Current Assets
    Cash and cash equivalents                                                      $  5,882,033     $  5,540,751
    Accounts receivable and advances (net of allowance for
       doubtful accounts of $34,000)                                                    181,340          215,308
    Receivable - Revenue Sharing Agreement                                              370,000          370,000
    Receivable - Affiliates                                                           1,300,000        1,300,000
    Note Receivable                                                                     151,750           51,750
    Marketable securities                                                               216,992          260,996
    Prepaid expenses and other current assets                                           220,059          223,337
                                                                                   -----------------------------
           Total current assets                                                       8,322,174        7,962,142
                                                                                   -----------------------------

 Property and Equipment                                                               3,268,399        3,184,883
                                                                                   -----------------------------

 Other Assets
    Intangible assets (net of amortization of $67,680 and $64,944, respectively)        116,927          119,662
    Investment in Saneron CCEL Therapeutics, Inc.                                     2,232,052        2,431,871
    Investment in European Affiliates                                                 3,075,000        3,100,000
    Investment option to purchase a business                                            212,713          212,713
    Deposits with vendors and others                                                    362,245          383,075
                                                                                   -----------------------------
           Total other assets                                                         5,998,936        6,247,321
                                                                                   -----------------------------
                                                                                   $ 17,589,508     $ 17,394,346
                                                                                   =============================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
    Note Payable - Investment Bank                                                 $    500,000     $    467,000
    Accounts payable                                                                    179,094          114,942
    Accrued expenses and withholdings                                                   440,304          248,380
    Current portion of obligations under capital leases                                   1,074            1,510
                                                                                   -----------------------------
      Total current liabilities                                                       1,120,472          831,832
                                                                                   -----------------------------

 Other Liabilities
    Unearned revenue                                                                  1,687,067        2,009,942
    Deposits                                                                             16,925           23,725
    Obligations under capital leases-net of current portion                               5,709            7,579
                                                                                   -----------------------------
      Total other liabilities                                                         1,709,701        2,041,246
                                                                                   -----------------------------

 Minority Interest                                                                       12,992                -
                                                                                   -----------------------------

 Stockholders' Equity
    Preferred stock (500,000 $.01 par value authorized and unissued)                          -                -
    Common stock (20,000,000 $.01 par value common shares
      authorized; 11,339,379 at February 28, 2002,  and 11,326,379
      at November 30, 2001 issued and outstanding)                                      113,414          113,285
    Additional paid-in capital                                                       22,426,662       21,986,961
    Additional paid-in capital - stock options                                          335,965          309,757
    Stock subcription receivable                                                       (243,600)               -
    Accumulated other comprehensive income (loss)                                        (1,508)          42,496
    Accumulated deficit                                                              (7,884,589)      (7,931,231)
                                                                                   -----------------------------
      Total stockholders' equity                                                     14,746,343       14,521,268
                                                                                   -----------------------------
                                                                                   $ 17,589,508     $ 17,394,346
                                                                                   =============================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                 February 28,       February 28,
                                                                     2002               2001
                                                                     ----               ----
 Revenue                                                         $  1,484,786       $    761,618
                                                                 -------------------------------

 Costs and Expenses:
    Cost of sales                                                     554,038            264,448
    Marketing, general & administrative expenses                      923,923            808,948
    Research, development and related engineering                      25,088             17,591
    Depreciation and amortization                                     119,119             68,555
                                                                 -------------------------------
 Total cost and expenses                                            1,622,168          1,159,542
                                                                 -------------------------------

 Operating Loss                                                      (137,382)          (397,924)
                                                                 -------------------------------

 Other Income and (Expense):

    Interest Income                                                    22,358             36,142
    Interest Expense                                                     (522)              (528)
    Other Income                                                      400,000            175,000
    Loss on Sale of Marketable Securities                                   -           (100,474)
                                                                 -------------------------------
 Total other income                                                   421,835            110,140
                                                                 -------------------------------

 Income (loss) before minority interest
    and equity in earnings of affiliates                              284,453           (287,784)
                                                                 -------------------------------

 Equity in earnings of affiliates                                    (224,819)                 -
 Minority interest                                                    (12,992)
                                                                 -------------------------------
                                                                     (237,811)                 -
                                                                 -------------------------------

 Net Income (Loss)                                               $     46,642       $   (287,784)
                                                                 ===============================

 Net income (loss) per share - basic and diluted                 $       0.00       $      (0.03)
                                                                 ============       ============

 Number of Shares Used In Computation
 Basic and diluted                                                 11,330,857         10,142,485
                                                                 ===============================

 Comprehensive income (loss):
  Net income (loss):                                             $     46,642       $   (287,784)
  Other comprehensive income (loss)
  Net increase (decrease) in value
    of marketable securities                                          (44,004)            (1,247)
                                                                 -------------------------------
 Comprehensive income (loss)                                     $      2,638       $   (289,031)
                                                                 ===============================

 Comprehensive income (loss) per share - basic and diluted       $       0.00       $      (0.03)
                                                                 ============       ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                                  (Unaudited)

                                                                              Additional                    Accumulated
                                                                 Additional     Paid-in         Stock          Other
                                                Common Stock       Paid-In      Capital     Subscriptions  Comprehensive
                                                ------------
                                             Shares     Amount     Capital   Stock Options    Receivable   Income (Loss)
                                             ------     ------     -------   -------------    ----------   -------------
Balance, November 30, 2001                 11,329,379  $113,285  $21,986,961      $309,757      $       -       $ 42,496
Gain on sale of minority interest
  in Stem Cell Preservation
  Technologies, Inc.                                                 396,830                     (243,600)
Net decrease in value of
  marketable securities                                                                                          (44,004)
Options issued for services rendered                                                26,208
Shares issued upon exercise  of options                     129       42,871
Net income
                                          ------------------------------------------------------------------------------
                                           11,329,379  $113,414  $22,426,662      $335,965      $(243,600)      $ (1,508)
                                          ==============================================================================

                                                             Total
                                            Accumulated   Stockholders'
                                              Deficit        Equity
                                              -------        ------
Balance, November 30, 2001                  ($7,931,231)   $ 14,521,268
Gain on sale of minority interest
  in Stem Cell Preservation
  Technologies, Inc.                                            153,230
Net decrease in value of                                              -
  marketable securities                                         (44,004)
Options issued for services rendered                             26,208
Shares issued upon exercise  of options                          43,000
Net income                                       46,642          46,642
                                          -----------------------------
                                           $ (7,884,589)   $ 14,746,344
                                          =============================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                            February 28,     February 28,
                                                                                2002             2001
                                                                                ----             ----
 Cash Flows from Operating Activities
       Net Income (Loss)                                                          46,642         (287,784)
       Adjustments to reconcile net income (loss)
       to cash used for operating activities:
          Depreciation and amortization                                          127,845           76,562
          Loss on sale of marketable securities                                        -          100,474
          Issuance of common stock for interest and services rendered             26,208          173,263
          Equity in earnings of affiliates                                       224,819                -
          Minority interest                                                       12,992
        Changes in assets and liabilities:
          Accounts receivable                                                     33,968          (43,902)
          Note Receivable                                                       (100,000)               -
          Prepaid expenses and other current assets                                3,278          (83,913)
          Deposits                                                                     -          (99,300)
          Accounts payable                                                        64,152          160,587
          Accrued expenses                                                       191,925           14,193
          Unearned revenue and deposits                                         (329,675)        (107,105)
                                                                             -----------       ----------
 Net cash provided by (used for) operating activities                            302,154          (96,925)
                                                                             -----------       ----------

 Cash flows from investing activities:
          Loan receivable                                                              -          (50,000)
          Purchases of property and equipment                                   (208,626)         (65,414)
          Payments for intangible assets                                               -           (1,040)
                                                                             -----------       ----------
 Net cash provided by (used for) investing activities                           (208,626)        (116,454)
                                                                             -----------       ----------

 Cash flows from financing activities
          Proceeds from the sale of securities                                   518,000           39,531
          Private placement fees                                                (100,340)               -
          Stock subscription receivable                                         (243,600)          41,000
          Exercise of stock options                                               43,000           41,000
          Note payable                                                            33,000                -
          Repayment of capital leases                                             (2,306)          (2,046)
                                                                             -----------       ----------
 Net cash provided by financing activities:                                      247,754          119,485
                                                                             -----------       ----------

       Increase (decrease) in cash and cash equivalents                          341,282          (93,894)

       Cash and cash equivalents at beginning of period                        5,540,751        2,695,794
                                                                             -----------       ----------
       Cash and cash equivalents at end of period                              5,882,033        2,601,900
                                                                             ===========       ==========

 Supplemental disclosure of cash flow information:

        Interest                                                             $       522       $      528
                                                                             ===========       ==========
        Income taxes                                                         $         -       $        -
                                                                             ===========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2002
                                  (Unaudited)


NOTE 1 -  FINANCIAL STATEMENTS
-------------------------------

     The Consolidated Financial Statements including the Consolidated Balance Sheet as of February 28, 2002, Consolidated Statements of Operations and Comprehensive Income, Stockholders' Equity and Cash Flows for the three months ended February 28, 2002 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and changes in cash flows at February 28, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2001 Annual Report on Form 10-KSB.

NOTE 2 -  COMMITMENTS AND CONTINGENCIES
---------------------------------------

          On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 of which $465,000 and $700,000 were recorded as licensing fee income in fiscal 2000 and 2001, respectively. As of February 28, 2002, the Company recognized $175,000 as licensing fee income for fiscal 2002. The Company is also entitled to licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe of which $20,454 is reflected in income in 2001. The agreement granted COLTEC, Ltd. a three-year option to purchase 100,000 shares of the Company's common stock at $8.00 per share and up to 100,000 additional options at $12.00 per share as needed which was issued in 2001 at $10.00 per share. Both of the options were exercised on August 28, 2001 for an aggregate of $1,800,000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

          On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America which includes the collection, processing and storage of umbilical stem cells as well as allowing CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The price for the license to CCEL MEX is $600,000 of which $200,000 was paid to the Company in fiscal 2001 and the balance is to be paid in equal $200,000 installments in June 2002 and November 2003. The Company is entitled to licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Equador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company has no other obligations to CCEL MEX other than to provide technical assistance and training so that it can be self-operational. These procedures were substantially completed by November 30, 2001. Accordingly, the Company recognized $500,000 in licensing fee income in fiscal 2001 with respect to this
agreement.   For the three-month period ended February 28, 2002 the Company recognized the remaining $100,000 as licensing fee income.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2002
                                  (Unaudited)

     In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company's U-Cord program in Israel, the Middle East and Turkey. The license allows CCEL ME to directly market the Company's U-Cord program and further sublicense the marketing rights throughout Israel, Turkey, Jordan, Lebanon, Egypt, Saudi Arabia, Kuwait, Qatar, United Arab Emirates (including Dubai), Bahrain, Oman and Yemen ("the Licensed Area"). The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East), of which it received $100,000 in fiscal 2001 and the balance being payable in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-CORD processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. CCEL ME has up to one year to terminate the Turkey and Middle East portion of this agreement. The Company is required to train and provide technical and marketing support to CCEL ME. In addition, the Company sold 50,000 of its common stock warrants ($1.00 each) in fiscal 2001, expiring July 9, 2006, to the chief operating officer of CCEL ME and an entity affiliated to him to purchase an equal number of common shares of the Company at a strike price of $9.00. For the three-month period ended February 28, 2002 the Company recognized $125,000 as licensing fee income.


NOTE 3 -  LEGAL PROCEEDINGS
---------------------------

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

     In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, a cancer information service. The agreement dealt with the establishment of a business for the preservation of tumor tissue relative to cancer treatment protocols. Cancer Group and Michael Braham were to be provided options in CCEL stock when their efforts resulted in 100 oncologists submitting patients' tumor tissue to CRYO-CELL. The Cancer Group represented that its Web site, www.cancergroup.com was accessed by approximately 25,000
                   -------------------
oncologists, radiologists and cancer patients daily. Relying on this information, in December 1999, the Company obtained an option to purchase The Cancer Group Institute and all of its assets, including its Web site, www.cancergroup.com. On or about September 20, 2001, The Cancer Group
-------------------
Institute, LLC, a Florida Limited Liability Company and Michael Braham, an individual filed a lawsuit against the Company. The suit alleges that CRYO-CELL breached a contract with both The Cancer Group, LLC and Michael Braham, individually, by not providing the options and seeks an unspecified amount of damages. Management feels that the suit is without merit and has filed a countersuit claiming breach of contract against The Cancer Group, LLC and Michael Braham. The Company, in its answer and countersuit, alleges that The Cancer Group did not perform under the contract, never produced any oncologist's samples and is not entitled to the contract's benefits. The Company has also petitioned for recession, requesting a judgment against the Plaintiff that the parties be returned to status quo ante. CRYO-CELL had previously paid $100,000 for an option to purchase The Cancer Group.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2002
                                  (Unaudited)

     On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. (Pharmastem) alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit that seeks an injunction against the companies and an unspecified amount of damages or royalties, treble damages and attorney's fees. The Company believes that the asserted patents of Pharmastem are not valid and that CRYO-CELL's business of collecting, processing and cryopreserving cord blood cells does not infringe on either of the asserted patents.


NOTE 4 -     STEM CELL PRESERVATION TECHNOLOGIES, INC.
------------------------------------------------------

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

     The Company's Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of the Company. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at February 28, 2002 an option for 45,000 of these shares to the Company's former President (See Legal Proceedings) was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc. (See Note 5).

     In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (FHIC) whereby SCPT was to borrow $500,000 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when SCPT realizes $1,500,000 from the sale of its securities. FHIC's subsidiary is the placement agent for the sale of SCPT's securities. SCPT agreed to issue FHIC 250,000 of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT's counsel also received 45,000 common shares from SCPT for its legal services in connection with the agreement. Both issuances of shares were valued at their fair value of $5,900 ($0.02 per share) and are reflected in the accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investments in CRYO-CELL NV and CRYO-CELL Italia, S.r.l. (See Note 5). Of the 13,065,000 issued and outstanding common shares of SCPT at November 30, 2001, the Company owned 11,695,000 (89.5%) shares. Upon the payment of the dividend, the Company will own approximately 3,200,000 (24.5%) shares of SCPT.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2002
                                  (Unaudited)

     On November 1, 2001, SCPT offered for sale 1,250,000 shares of its common stock at $2.00 per share in a private placement offering through a placement agent, Newbridge Securities Corporation - a subsidiary of FHIC. The placement agent is to receive a commission of 10% of the proceeds from the offering plus a non-accountable expense reimbursement of 3% of the gross sale proceeds. The Placement Agent also is to receive five (5) year warrants exercisable at $2.20 per share. The number of shares purchasable under these warrants will be equal to 10% of the shares sold under the private offering. The offering period originally terminated on December 31, 2001 but was extended until February 28, 2002. As of February 28, 2002, the offering closed at which time 259,000 common shares had subscribed for purchase of which the proceeds from the sale of 119,000 was remitted by the agent to SCPT. As of March 19, 2002, SCPT had received all of the proceeds, net of placement agent fees, from the sale of the securities of $396,768 for 259,000 common shares.

NOTE 5 - INVESTMENTS IN AFFILIATES
----------------------------------

Saneron CCEL Therapeutics, Inc.

     On October 10, 2001, the Company's subsidiary, CCEL Bio-Therapies, Inc.
(CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. The STI shareholders received 56.58% of the merged entity and the Company retained a 43.42% interest. Prior to the merger, CCBT was inactive and had no assets or liabilities. The agreement required the Company to (i) contribute to CCBT 260,000 shares of its common stock (which were actually issued on February 14, 2002) and 195,000 shares of common stock of its subsidiary, SCPT, (ii) convert an advance of $150,000 to STI to capital, (iii) assign certain licenses for stem cell research between the Company, The University of South Florida and the University of South Florida Research Foundation, including all obligations that the Company had under such license agreements, and, (iv) change CCBT's name to Saneron CCEL Therapeutics, Inc. The fair value of the assets contributed by the Company aggregated $2,377,900. STI at the merger date had a historical capital deficiency of $10,000, which included intangible assets that were not assigned any value by its management. The intangible assets of STI consist of patents and all marketing rights thereto, licenses, research and development, and future research grants of approximately $3,000,000, all of which were not assigned a value by management. The merger caused the recognition of $3,248,600 in goodwill on the books of CCBT, which, as of February 28, 2002, is not considered to be impaired by management. The Company recognized an expense of $199,819 in the first quarter fiscal 2002 under the equity method from this minority owned subsidiary.

CRYO-CELL Europe N V

     On September 28, 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, NV (CRYOC) for $1,000,000. The Company's decision to make this investment was based on the decision of a large insurance company to provide coverage to its pregnant policyholders. In October 2001 the Company's subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) acquired a 1% interest in CRYOC for $150,000. On October 3, 2001, the Company issued CRYOC 17,750 shares of the Company's common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CRYOC for $13,500,000. The option is for one year and is payable in shares of the Company's common stock or other securities acceptable to CRYOC. The Company may, at its discretion, extend the option to acquire the 60% interest for an additional 120 days for no additional consideration if the Company demonstrates to CRYOC that it is in active negotiations with any other company which has expressed an interest in seeing the option exercised. The Company accounts for its investment in CRYOC at cost.

                         CRYO-CELL INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 2002
                                  (Unaudited)

CRYO-CELL Italia, S.r.l.

     SCPT simultaneous with its investment in CRYOC acquired a 2.19% interest in CRYO-CELL Italia, S.r.l. (Italia) from CRYOC for $150,000. The Company on August 29, 2001 purchased 21.9% of Italia from CRYOC for $1,800,000. The investments in Italia are for an umbilical cord bank to be opened in a facility which is partially owned or supported by the Vatican. The purchase price of the interests in Italia by both the Company and SCPT included a 21.9% and 2.19% interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations in the Iberian Peninsula. The Company also received a first right of refusal to purchase from CRYOC its remaining 18.91% interest in Italia. The excess of cost of the investment in Italia over the book value of Italia at the time of acquisition was approximately $1,850,000. At February 28, 2002, this goodwill is not considered by management to be impaired. The Company reflects its effective 23.172% interest in Italia under the equity method, which approximates the cost of the investment. The final execution of this agreement is deemed to be a non-cash transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord(TM)) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company's original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage. The Company has expanded into international markets. The Company has signed agreements covering Europe, Mexico, Israel and the Middle East for the license to market the Company's U-Cord program in these geographies.

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

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended February 28, 2002 as compared to the same period of the prior year.

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

     In January 2000 the Company renewed its agreement with the Lamaze Publishing Company to sponsor the Lamaze You and Your Baby tutorial tape. The agreement was extended for three (3) years and calls for Lamaze to distribute the videotape to 1.8 million women in their third trimester of pregnancy. Over 90% of first time mothers and 45% of the pre-natal market avail themselves of the Lamaze Institute for Family Education proven instruction programs. The tutorial tape, which is distributed by approximately 9,000 instructors, discusses the importance of cord blood storage and refers viewers to the full-page ad that the Company has placed in the Lamaze Parents Magazine, which is distributed to 2.4 million expectant mothers. During 2000, 600,000 You and Your Baby CD's were distributed through WAL-MART stores for the first time. The Company also places an ad in Lamaze para Padres, Lamaze Publishing's magazine for Hispanic mothers-to-be. The Company has exclusivity on the tutorial tape in the cord blood storage category and first right of refusal for renewal of the agreement beyond 2003.

     In March 2000, the Company became a sponsor of the 2000 ACOG (American College of Obstetricians and Gynecologists) Meeting CD-ROM. The CD includes a segment on the Company's U-CordTM program and was distributed to approximately 40,000 ACOG members in November 2000. The Company is the only cord blood preservation firm featured on the CD-ROM.

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

     In January 2002, the Company redesigned and greatly enhanced its Web site, www.cryo-cell.com. The new site provides many new features and benefits that
-----------------
will contribute to the Company's continued growth. It is divided into areas of interest, including sections for expectant parents, medical caregivers and investors.

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

International Expansion

Europe. On April 6, 2000, the Company entered into a renewable agreement with
------
COLTEC, Ltd. for the exclusive license to market the Company's U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive royalties of 10.5% to 20% of adjusted U-Cord processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($10.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. At September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

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

Mexico. On June 13, 2001, the Company entered into an agreement for the
------
exclusive license to market the Company's U-Cord program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico, Central America and Ecuador. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. As of February 28, 2002, $200,000 was received. The remainder of the payments are due to be paid in two installments over a two-year period.

     During October 2001, the License Agreement was revised. The initial cost of the license was reduced to $600,000 in exchange for a higher percentage of on-going fees. The Company will now receive 15% of processing fees and 25% of annual storage fees.

Israel. On August 15, 2001, the Company entered into an agreement with CRYO-CELL
------
Israel for the exclusive license to market the Company's U-Cord program in Israel. The total cost of the license is $500,000. In addition to the license fees, the Company is entitled to receive 15% of net processing revenues and at least 18% of annual storage fees generated by CRYO-CELL Israel's operations. In addition the Company agreed to the sale of 50,000 warrants at $1.00 each to purchase shares of CCEL at $9.00 per share over the next five years. The Company has received the deposit of $50,000 and $50,000 for the purchase of the warrants. The remainder of the payments is due to be paid in four installments over a three-year period.

Middle East. On August 15, 2001, the Company entered into an agreement with
-----------
CRYO-CELL Middle East, Inc. (CME) for the exclusive license to market the Company's U-Cord program in the Middle East and Turkey. The total cost of the license is $500,000, which will be recognized by the Company over a three-year period. In addition to the license fees, the Company is entitled to receive 15% of net processing revenues and at least 18% of annual storage fees generated by CME's operations. In addition the Company agreed to the sale of 50,000 warrants at $1.00 each to purchase shares of CCEL at $9.00 per share over the next five years. The Company has received the deposit of $50,000 and $50,000 for the purchase of the warrants. The remainder of the payments are due to be paid in four installments over a three-year period. If, after payment of any monies towards the portion of the License for the Middle East and Turkey, CME determines that it no longer wants to operate in these countries, CME may void the portion of the License for the Middle East and Turkey within one year from the date of the agreement. In this case all of the monies paid by CME will be applied to the Israel portion of the License fees.

Management

At present there are 42 employees on the staff of the Company. Daniel D. Richard serves as the Chairman of the Board and Chief Executive Officer. Daniel D. Richard, Chairman of the Board and Chief Executive Officer. Mr. Richard is the founder of the Company and co-inventor of much of the Company's technology it currently employs. Mr. Richard has served as Chairman of the Board since the Company's inception. Prior to founding the Company, Mr. Richard was the first officer and director of Marrow-Tech, Inc., a publicly traded company engaged in the field of cellular replication. Mr. Richard was also the President of Daniel Richard Consultants, Inc., a marketing firm which operated in forty-four cities in the U.S. and throughout the world.

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

Gerald F. Maass, Executive Vice President. Mr. Maass joined the Company in March 1998. Prior to joining the Company Mr. Maass was an executive for Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass' ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and holds a B.S. degree in Medical Technology. In September 1998, Mr. Maass was appointed a member of the Company's Board of Directors.

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

E. Thomas Deutsch, III, Vice President Technology. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a B. S. degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company's communications and information systems, developing, implementing and supporting the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

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

Results of Operations

Revenues. Revenues for the three months ended February 28, 2002 were $1,484,786 as compared to $761,618 for the same period in 2001 representing a 95% increase. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-Cord(TM) stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs, including its activities with Lamaze Publishing, and the increased traffic on its updated Web site www.CRYO-CELL.com. The upward sales trend has continued into the second quarter of fiscal 2002.

Cost of Sales. Cost of sales for the three months ended February 28, 2002 were $554,038 as compared to $264,448 in 2001. The cost of sales for the three months ended February 28, 2002 and February 28, 2001 represents the associated expenses resulting from the processing and testing of the U-Cord(TM) specimens in the Company's own state of the art laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 28, 2002 were $923,923 as compared to $808,948 in 2001. The increase reflects, in part, the expenses of additional personnel, market development, clinical services expansion and related expenses associated with the growth of the Company's cellular storage program.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2002, were $25,088 as compared to $17,591 in 2001. The expenses incurred in the first quarter of fiscal 2002 are the result of the continued development of the Company's second generation cellular storage system. The expenses incurred in 2001 reflect the funding of the research project between the Company's subsidiary, CCEL Bio-Therapies, Inc., and the University of South Florida at Tampa.

Liquidity and Capital Resources

     At February 28, 2002, the Company had cash and cash equivalents of $5,882,033 as compared to $2,543,946 at February 28, 2001. The increase in cash and cash equivalents was a result of the $3,837,955 that the Company received from the exercise of 785,450 shares of the Company's common stock during 2001.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

      I. In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, a cancer information service. The agreement dealt with the establishment of a business for the preservation of tumor tissue relative to cancer treatment protocols. Cancer Group and Michael Braham were to be provided options in CCEL stock when their efforts resulted in 100 oncologists submitting patients' tumor tissue to CRYO-CELL. The Cancer Group represented that its Web site, www.cancergroup.com was accessed by approximately 25,000 oncologists, radiologists and cancer patients daily. Relying on this information, in December 1999, the Company obtained an option to purchase The Cancer Group Institute and all of its assets, including its Web site, www.cancergroup.com. On or about September
                                   -------------------
           20, 2001, The Cancer Group Institute, LLC, a Florida Limited Liability Company and Michael Braham, an individual filed a lawsuit against the Company. The suit alleges that CRYO-CELL breached a contract with both The Cancer Group, LLC and Michael Braham, individually, by not providing the options and seeks an unspecified amount of damages. CRYO-CELL feels that the suit is without merit and has filed a countersuit claiming breach of contract against The Cancer Group, LLC and Michael Braham. The Company, in its answer, alleges that The Cancer Group did not perform under the contract, never produced any oncologist's samples and is not entitled to the contract's benefits. The Company has also petitioned for recession, requesting a judgment against the Plaintiff that the parties be returned to status quo ante. CRYO-CELL had previously paid $100,000 for an option to purchase The Cancer Group.

     II. On January 30, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint alleges that the Company breached an agreement with Ms. Dearth and is seeking damages and attorney's fees.

           The Company's Board of Directors terminated Ms. Dearth's employment on December 19, 2001. The Company believes that it is justified in its action, believes the suit has no merit and is considering its legal options, including filing a countersuit.

     III. On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit which seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney's fees.The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL's business of collecting, processing and cryopreserving cord blood cells does not infringe either of the asserted patents. The Company also notes that it believes that the corresponding patents in other jurisdictions outside the United States have been invalidated.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
-------             --------------------------------
     (a)    Exhibits
                 3.1    Certificate of Incorporation (1)
                3.11    Amendment to Certificate of Incorporation (1)
                 3.2    By-Laws (1)
                3.21    Board Minutes to Amendment of By-Laws (1)
               10.11    Agreement with InstaCool of North America, Inc. (2)
               10.12    Agreement with the University of Arizona (2)
               10.13    Agreement with Illinois Masonic Medical Center (4)
               10.14    Agreement with Bio-Stor (4)
               10.15    Agreement with Gamida-MedEquip (4)
               10.16    Agreement with ORNDA HealthCorp (Tenet HealthSystem
                        Hospitals, Inc.)(4)
               10.17    Convertible Note from Net/Tech International, Inc. dated
                        November 30, 1995 (3)
               10.18    Amended Agreement with Bio-Stor (5)
               10.19    Agreement with Dublind Partners, Inc. (6)
               10.20    Agreement with Medical Marketing Network, Inc. (6)
                  21    List of Subsidiaries (3)
         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34360).
         (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1994.
         (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1995.
         (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.
         (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.
         (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.
         (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.
         (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000.
         (9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2001.

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

                COO. Form 8-K filed November 6, 2001 - The Cancer Group Institute, LLC and Michael Braham filed a lawsuit against the Company alleging breach of contract.
         (5) Form 8-K filed December 19, 2001 - Termination of Wanda D. Dearth as President, Chief Operating Officer and as a member of the Board.
         (6) Form 8-K filed February 1, 2002 - Wanda D. Dearth filed a lawsuit against the Company alleging breach of contract.
         (7) Form 8-K filed February 19, 2002 - Appointment of John V. Hargiss as President and Chief Operating Officer.
         (8) Form 8-K filed March 1, 2002 - Pharmastem Therapeutics, Inc. filed a lawsuit alleging patent infringement.
            Supplemental Information to be furnished with reports filed pursuant to Section 15(d).
     (c) No annual reports or proxy material have been sent to security holders for the current fiscal year. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

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



Date: April 12, 2002