Form 10QSB
period 2002-05-31
CRYO CELL INTERNATIONAL INC
filed 2002-07-19
CIK 862692

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934.
                For the quarterly period ended May 31, 2002

         [_]   Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934.
                For the transition period from ________ to ____

         Commission File Number 0-23386

                         CRYO-CELL INTERNATIONAL, INC.
         ----------------------------------------------------------------------
         (Exact name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                          22-3023093
         ---------------------------                -------------------
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


State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 31, 2002, 11,339,379 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [_] No [X]

                         CRYO-CELL INTERNATIONAL, INC.


                               TABLE OF CONTENTS

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

    Consolidated Balance Sheets                                                                            3

    Consolidated Statements of Operations                                                                  4

    Consolidated Statements of Cash Flows                                                                  5

    Notes to Consolidated Financial Statements                                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation              11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 17

Item 6. Exhibits and Reports On Form 8-K                                                                  18


SIGNATURES                                                                                                19

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                                         May 31,            November 30,
                                                                                          2002                  2001
                                                                                     ---------------       --------------
Current Assets
--------------
   Cash and cash equivalents                                                            $  6,044,529         $  5,540,751
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $34,000)                                                          260,567              215,308
   Receivable - Revenue Sharing Agreement                                                    370,000              370,000
   Receivable - Affiliates                                                                 1,464,864            1,300,000
   Note Receivable                                                                           251,750               51,750
   Marketable securities                                                                     182,708              260,996
   Prepaid expenses and other current assets                                                 321,492              223,337
                                                                                   -----------------     ----------------
                  Total current assets                                                     8,895,910            7,962,142
                                                                                   -----------------     ----------------
Property and Equipment                                                                     3,504,441            3,184,883
----------------------                                                             -----------------     ----------------
Other Assets
------------
   Intangible assets (net of amortization of $72,702 and $64,944, respectively)              114,798              119,662
   Investment in Saneron CCEL Therapeutics, Inc.                                           2,196,882            2,431,871
   Investment in European Affiliates                                                       3,065,000            3,100,000
   Investment option to purchase a business                                                  112,713              212,713
   Deposits with vendors and others                                                          370,391              383,075
                                                                                   -----------------     ----------------
                  Total other assets                                                       5,859,784            6,247,321
                                                                                   -----------------     ----------------
                                                                                        $ 18,260,135         $ 17,394,346
                                                                                   =================     ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
                                                                                        May 31,            November 30,
                                                                                         2002                  2001
                                                                                   ------------------    ----------------
Current Liabilities
-------------------
   Note Payable - Investment Bank                                                       $          -         $    467,000
   Accounts payable                                                                          590,668              114,942
   Accrued expenses and withholdings                                                         685,945              248,380
   Current portion of obligations under capital leases                                           623                1,510
                                                                                   -----------------     ----------------
             Total current liabilities                                                     1,277,236              831,832
                                                                                   -----------------     ----------------

Other Liabilities
-----------------
    Unearned revenue                                                                       1,681,760            2,009,942
    Deposits                                                                                   5,932               23,725
    Obligations under capital leases-net of current portion                                    3,785                7,579
                                                                                   -----------------     ----------------
             Total other liabilities                                                       1,691,477            2,041,246
                                                                                   -----------------     ----------------


 Minority Interest                                                                            37,838                    -
                                                                                   -----------------     ----------------

Stockholders' Equity
--------------------
   Preferred stock (500,000 $.01 par value authorized and unissued)                                -                    -
   Common stock (20,000,000 $.01 par value common shares
      authorized; 11,339,379 at May 31, 2002,  and 11,326,379
      at November 30, 2001 issued and outstanding)                                           114,742              113,285
   Additional paid-in capital                                                             22,952,334           21,986,961
   Additional paid-in capital - stock options                                                362,173              309,757
   Stock subcription receivable                                                               (5,000)                   -
   Accumulated other comprehensive income (loss)                                             (13,020)              42,496
   Accumulated deficit                                                                    (8,157,645)          (7,931,231)
                                                                                   -----------------     ----------------
             Total stockholders' equity                                                   15,253,584           14,521,268
                                                                                   -----------------     ----------------
                                                                                        $ 18,260,135         $ 17,394,346
                                                                                   =================     ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                              Three Months Ended                    Six Months Ended
                                                              ------------------                    -----------------
                                                              May 31,           May 31,           May 31,            May 31,
                                                               2002              2001              2002               2001
                                                          -------------      ------------      ------------       ------------
Revenue                                                     $ 1,792,345       $ 1,870,871       $ 3,277,131        $ 2,632,489
                                                          -------------      ------------      ------------       ------------

Costs and Expenses:
   Cost of sales                                                590,067           395,064         1,144,105            659,512
   Marketing, general & administrative expenses               1,418,499           941,219         2,342,422          1,750,167
   Research, development and related engineering                 20,651             1,500            45,739             19,091
   Depreciation and amortization                                119,120            79,629           238,239            148,184
                                                          -------------      ------------      ------------       ------------

Total cost and expenses                                       2,148,337         1,417,412         3,770,505          2,576,954
                                                          -------------      ------------      ------------       ------------

Operating Income (Loss)                                        (355,992)          453,460          (493,374)            55,535
                                                          -------------      ------------      ------------       ------------

Other Income and (Expense):

   Interest Income                                               13,175            25,305            35,533             61,447
   Interest Expense                                             (18,945)             (466)          (19,467)              (994)
   Other Income                                                 266,221           195,142           666,221            370,142
   Settlement on Litigation                                    (107,500)                -          (107,500)                 -
   Loss on Sale of Marketable Securities                              -           (31,425)                -           (131,899)
                                                          -------------      ------------      ------------       ------------
Total other income                                              152,951           188,556           574,787            298,696

Income (loss) before minority interest
   and equity in earnings of affiliates                        (203,041)          642,016            81,413            354,231
                                                          -------------      ------------      ------------       ------------

Equity in earnings of affiliates                                (45,170)                -          (269,989)                 -
Minority Interest                                               (24,846)                -           (37,838)                 -
                                                          -------------      ------------      ------------       ------------
                                                                (70,016)                -          (307,827)                 -
                                                          -------------      ------------      ------------       ------------
Net Income (Loss)                                           $  (273,057)      $   642,016       $  (226,414)       $   354,231
                                                          =============      ============      ============       ============
Net income (loss) per share - basic and diluted                  ($0.02)      $      0.06            ($0.02)       $      0.03
                                                          =============      ============      ============       ============
Number of Shares Used In Computation
Basic and diluted                                            11,339,379        10,194,831        11,335,165         10,168,945
                                                          =============      ============      ============       ============

Comprehensive income (loss):
 Net income (loss):                                            (274,101)          642,016          (226,414)           354,231
 Other comprehensive income (loss)
 Net increase (decrease) in value
   of marketable securities                                     (11,512)          (28,563)          (55,516)           (29,810)
                                                          -------------      ------------      ------------       ------------
Comprehensive income (loss)                                    (285,613)          613,453          (281,930)           324,422
                                                          =============      ============      ============       ============
Comprehensive income (loss) per share - basic and
   diluted                                                       ($0.03)      $      0.06            ($0.02)       $      0.03
                                                          =============      ============      ============       ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                    ----------------

                                                                                May 31,           May 31,
                                                                                 2002              2001
                                                                                 ----              ----
Cash Flows from Operating Activities
     Net Income (Loss)                                                      $  (226,414)        $   354,231
     Adjustments to reconcile net income (loss)
     to cash used for operating activities:
        Depreciation and amortization                                           255,689             164,269
        Loss on sale of marketable securities                                         -             131,899
        Issuance of common stock for interest and services rendered              52,416             185,987
        Equity in earnings of affiliates                                        269,989                   -
        Minority interest                                                        37,838                   -
      Changes in assets and liabilities:
         Accounts receivable                                                    (45,259)            (44,116)
         Receivable - Revenue Sharing Agreement                                       -            (690,000)
         Receivable - Affiliate                                                (164,864)                  -
         Note Receivable                                                       (200,000)           (100,000)
         Prepaid expenses and other current assets                              (98,155)            (70,698)
         Deposits                                                                12,684            (399,300)
        Investment-option to purchase                                           100,000                   -
        Accounts payable                                                        475,727              84,808
        Accrued expenses                                                        437,565             (35,680)
        Unearned revenue and deposits                                          (345,975)           (214,350)
                                                                           ------------       -------------
Net cash provided by (used for) operating activities                            561,241            (632,950)
                                                                           ------------       -------------

Cash flows from investing activities:
        Loan receivable                                                               -             250,000
        Marketable Securities                                                    22,772                   -
        Purchases of property and equipment                                    (567,376)           (334,423)
        Payments for intangible assets                                             (608)             (8,435)
                                                                           ------------       -------------
Net cash provided by (used for) investing activities                           (545,212)            (92,858)
                                                                           ------------       -------------

Cash flows from financing activities
        Proceeds from the sale of securities                                    521,770              52,101
        Proceeds from the issuance of common stock                                    -              24,500
        Proceeds from the sale of warrants                                            -             200,000
        Private placement fees                                                  (67,340)                  -
        Stock subscription receivable                                            (5,000)                  -
        Exercise of stock options                                                43,000              56,000
        Repayment of capital leases                                              (4,681)             (4,154)
                                                                           ------------       -------------
Net cash provided by financing activities:                                      487,749             328,447
                                                                           ------------       -------------

     Increase (decrease) in cash and cash equivalents                           503,778            (397,361)

     Beginning of period                                                      5,540,751           2,695,794
                                                                           ------------       -------------
     End of period                                                          $ 6,044,529         $ 2,298,433
                                                                           ============       =============

Supplemental disclosure of cash flow information:

      Interest                                                              $    19,467         $       994
                                                                           ============       =============
      Income taxes                                                          $         -         $         -
                                                                           ============       =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1 - FINANCIAL STATEMENTS

     The Consolidated Financial Statements including the Consolidated Balance Sheet as of May 31, 2002, Consolidated Statements of Operations and Comprehensive Income, and Cash Flows for the six months ended May 31, 2002 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at May 31, 2002 and for all periods presented have been made.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 as an up front licensing fee, of which $465,000 and $700,000 were recorded in fiscal 2000 and 2001, respectively. As of May 31, 2002, the Company recognized the remaining $235,000 of the licensing fee income for fiscal 2002. Pursuant to the agreement the Company is entitled to on-going licensing fees of 10.5% to 20% of adjusted U-CORD processing and storage revenues to be generated in Europe of which $20,454 is reflected in income in 2001. The agreement granted COLTEC, Ltd. a three-year option to purchase 100,000 shares of the Company's common stock at $8.00 per share and up to 100,000 additional options at $12.00 per share which were issued in 2001 at $10.00 per share. Both of the options were exercised on August 28, 2001 for an aggregate of $1,800,000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

     On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America which includes the collection, processing and storage of umbilical stem cells as well as allowing CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The consideration for the license to CCEL MEX is $600,000 of which $200,000 was paid to the Company in fiscal 2001 and the balance is to be paid in installments of $100,000 due June 2002, $100,000 due October 2002 and $200,000 due January 2003. The Company is entitled to on-going licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Ecuador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company has no other obligations to CCEL MEX other than to provide technical assistance and training so that it can be self-operational. These procedures were substantially completed by November 30, 2001. Accordingly, the Company recognized $500,000 in licensing fee income in fiscal 2001 with respect to this agreement. For the six-month period ended May 31, 2002 the Company recognized the remaining $100,000 as licensing fee income, which is included in Other Income.

     In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company's U-Cord program in Israel, the Middle East and Turkey. The license allows CCEL ME to directly market the Company's U-Cord program and further sublicense the marketing rights throughout Israel, Turkey, Jordan, Lebanon, Egypt, Saudi Arabia, Kuwait, Qatar, United Arab Emirates (including Dubai), Bahrain, Oman and Yemen ("the Licensed Area"). The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East), of which it received $100,000 in fiscal 2001 and the balance being payable in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-CORD processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. CCEL ME has up to one year to terminate the Turkey and Middle East portion of this agreement. The Company is required to train and provide technical and marketing support to CCEL ME. In addition, the Company sold 50,000 of its common stock warrants ($1.00 each) in fiscal 2001, expiring July 9, 2006, to the chief operating officer of CCEL ME and an entity affiliated to him to purchase an equal number of common shares of the Company at a strike price of $9.00. As of May 31, 2002 the Company has recognized $125,000 as licensing fee income.

NOTE 3 - LEGAL PROCEEDINGS

     The Company is involved in the following legal proceedings:

     In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, a cancer information service. The agreement dealt with the establishment of a business for the preservation of tumor tissue relative to cancer treatment protocols. Cancer Group and Michael Braham were to be provided options in CCEL stock when their efforts resulted in 100 oncologists submitting patients' tumor tissue to CRYO-CELL. The Cancer Group represented that its Web site, www.cancergroup.com was accessed by approximately 25,000 oncologists, radiologists and cancer patients daily. Relying on this information, in December 1999, the Company obtained an option to purchase The Cancer Group Institute and all of its assets, including its Web site, www.cancergroup.com. On or about September 20, 2001, The Cancer Group Institute, LLC, a Florida Limited Liability Company and Michael Braham, an individual filed a lawsuit against the Company in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Case No. 01-22158-CA-30. The suit alleges that CRYO-CELL breached a contract with The Cancer Group, LLC and Michael Braham, individually, by not providing the options and seeks an unspecified amount of damages. CRYO-CELL filed a counter suit claiming breach of contract against The Cancer Group, LLC and Michael Braham. On May 23, 2002 the Company entered into a settlement agreement with The Cancer Group Institute LLC. As part of the settlement, the agreement dated July 20, 1999 between the companies is null and void. , CRYO-CELL agrees to issue The Cancer Group an option to purchase twelve thousand five hundred (12,500) shares of CRYO-CELL common stock at an exercise price of $3.75 per share and the Company paid The Cancer Group the sum of $7,500 (Seven Thousand Five Hundred Dollars). The $100,000 that was previously paid as an option to purchase The Cancer Group was expensed during the period and is included in Other Expenses.

     On January 30, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-000811-CI-15) was filed in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. The complaint alleges that the Company breached an agreement with Ms. Dearth and is seeking damages and attorney's fees. The Company's Board of Directors terminated Ms. Dearth's employment on December 19, 2001. The Company believes that it is justified in its action, believes the suit has no merit and is considering its legal options, including filing a counter suit.

     On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit, which seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney's fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL's business of collecting, processing and cryopreserving cord blood cells does not infringe either of the asserted patents. The Company also notes that it believes that the corresponding patents in other jurisdictions outside the United States have been invalidated.

NOTE 4 - STEM CELL PRESERVATION TECHNOLOGIES, INC.

     The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company's subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company's shareholders are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company's common stock the Company's shareholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 or less than $0.01 per share, as adjusted for the September 2001 forward split of 1,350 to 1.

     The Board of Directors of the Company on August 21, 2001 reserved 1,000,000 shares of the common shares of SCPT (as adjusted for the September 2001 forward split) that CRYO-CELL International, Inc. would own after the dividend is paid for the purpose of incentives for the recruiting of and rewarding of key SCPT executives. SCPT cancelled these shares and retired these shares. As of November 30, 2001, three officers and directors of SCPT had received stock grants of 25,000 common shares each under this plan for services rendered and 925,000 common shares are available for future issuance. The fair value of the shares granted was $1,500, which was charged to operations.

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

     In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (FHIC) whereby SCPT borrowed $500,000 of which $467,000 has been received as of November 30, 2001 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when the SCPT realizes $1,500,000 from the sale of its securities. FHIC's subsidiary is the placement agent for the sale of SCPT's securities. SCPT agreed to issue FHIC 250,000 (as per May 22, 2002 amendment below, shares reduced to 150,000) of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT's counsel also received 45,000 common shares for its legal services. Both issuances of shares were valued at their fair value of $3,400 and reflected in accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investment in CRYO-CELL Europe NV and CRYO-CELL Italia, S.r.l. Of the 12,870,000 issued and outstanding common shares of SCPT at November 30, 2001, the Company owned 11,500,000 (89.4%) shares. Upon payment of the dividend the Company will own approximately 3,200,000 (24.9%) shares of SCPT.

     On November 1, 2001, SCPT offered for sale 1,250,000 shares of its common stock at $2.00 per share in a private placement offering through a private placement agent, Newbridge Securities Corporation, a subsidiary of FHIC. The placement agent is to receive a commission of 10% of the gross proceeds from the offering and a non-accountable expense reimbursement of 3% of the gross sale proceeds. The Placement Agent originally was to receive warrants to acquire 25,900 common shares exercisable at $2.20 per share. As per the May 22, 2002 debt conversion agreement (see below), the warrant issuance was cancelled in exchange for the issuance of 22,500 common shares. The number of shares purchasable under these warrants is equal to 10% of the shares sold under the private offering. The number of shares sold under the offering may be increased to 2,500,000. The offering period originally terminated on December 31, 2001 but was extended until February 28, 2002. By the closing of the offering on February 28, 2002, accredited investors subscribed for 259,000 common shares at $2.00 per share for a total of $518,000. $207,060 was received by February 28, 2002 and $238,600 of stock subscription receivable was received in March 2002. Offering costs amounted to $121,170 of which $67,340 was deducted from the proceeds, $33,000 was paid in the three months ended February 28, 2002 and $20,830 was deferred at November 30, 2001.

     On May 22, 2002, FHIC agreed to convert the $500,000 note and accrued interest thereon into 250,000 shares of SCPT's common stock and was paid an incentive fee of $20,000 to convert the note into the common shares. The conversion agreement also required FHIC to reduce the 250,000 shares of SCPT's common stock received as additional compensation under the original terms of the July 2001 financing agreement to 150,000 shares in full satisfaction.

NOTE 5 - INVESTMENTS IN AFFILIATES

Saneron CCEL Therapeutics, Inc.

     On October 10, 2001, the Company's subsidiary, CCEL Bio-Therapies, Inc.
(CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. The STI shareholders received 56.58% of the merged entity and the Company retained a 43.42% interest. Prior to the merger, CCBT was inactive and had no assets or liabilities. The agreement required the Company to (i) contribute to CCBT 260,000 shares of its common stock (which were actually issued on February 14, 2002) and 195,000 shares of common stock of its subsidiary, SCPT, (ii) convert an advance of $150,000 to STI to capital, (iii) assign certain licenses for stem cell research between the Company, The University of South Florida and the University of South Florida Research Foundation, including all obligations that the Company had under such license agreements, and, (iv) change CCBT's name to Saneron CCEL Therapeutics, Inc. The fair value of the assets contributed by the Company aggregated $2,377,900. STI at the merger date had a historical capital deficiency of $10,000, which included intangible assets that were not assigned any value by its management. The intangible assets of STI consist of patents and all marketing rights thereto, licenses, research and development, and future research grants of approximately $3,000,000, all of which were not assigned a value by management. The merger caused the recognition of $3,248,600 in goodwill on the books of CCBT, which, as of May 31, 2002, is not considered to be impaired by management. The Company recognized an expense of $234,989 in the six months ended May 31, 2002 under the equity method from this minority owned subsidiary.

CRYO-CELL Europe N V

     On September 28, 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, NV (CRYOC) for $1,000,000. The Company's decision to make this investment was based on the decision of a large insurance company to provide coverage to its pregnant policyholders. In October 2001 the Company's subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) acquired a 1% interest in CRYOC for $150,000. On October 3, 2001, the Company issued to CRYOC, 17,750 shares of the Company's common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CRYOC for $13,500,000. The option is for one year and is payable in shares of the Company's common stock or other securities acceptable to CRYOC. The Company may, at its discretion, extend the option to acquire the 60% interest for an additional 120 days for no additional consideration if the Company demonstrates to CRYOC that it is in active negotiations with any other company which has expressed an interest in seeing the option exercised. The Company accounts for its investment in CRYOC at cost.

CRYO-CELL Italia, S.r.l.

     SCPT simultaneous with its investment in CRYOC acquired a 2.19% interest in CRYO-CELL Italia, S.r.l. (CCI) from CRYOC for $150,000. The Company on August 29, 2001 purchased 21.9% of CCI from CRYOC for $1,800,000. The investments in CCI are for an umbilical cord bank to be opened within Italy. The purchase price of the interests in CCI by both the Company and SCPT included a 21.9% and 2.19% interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations in the Iberian Peninsula. The Company also received a first right of refusal to purchase from CRYOC its remaining 18.91% interest in CCI. The excess of cost of the investment in CCI over the book value of Italia at the time of acquisition was approximately $1,850,000. At May 31, 2002, this goodwill is not considered by management to be impaired. The Company reflects its effective 23.172% interest in Italia under the equity method, which approximates the cost of the investment. The final execution of this agreement is deemed to be a non-cash transaction.

     In February 2002, the Italian Ministry of Health issued an ordinance restricting private cord blood collection. The statutory basis under Italian law for this action was Section 107 of the Regulation of Transfusion and Production of Blood Products, which requires that these activities be conducted by duly licensed organizations. In April and May 2002 petitions against the ordinance were brought by CCI and three mothers in separate actions. CCI and the mothers prevailed in all three circumstances resulting in the court permitting the collection and export of the cord blood specimens. The ruling is under appeal. Draft blood product and banking legislation is currently pending in the Italian Parliament which includes a provision that expressly allows private cord blood banking activities within the country. Management believes such legislation will be enacted in the fall of 2002. While there can be no certainty, CCI management believes the company will be able to operate its private cord blood banking operations within the country.

NOTE 6 - SUBSEQUENT EVENTS

     On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. John V. Hargiss was appointed to the position of Chief Executive Officer and Mercedes Walton, a Company director, was elected Chairman of the Board. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and conditionally awarded, 200,000 stock options at 110% of market value at the time of grant from the Company's Stock Incentive

Plan upon the successful completion of certain performance milestones. Mr. Richard will be paid $200,000 per year over the next 10 years as part of a long-term consulting agreement with the Company. The agreement constitutes a survivor's benefit to his widow in the event of death before the expiration of the 10-year period. The Company plans to take steps in an effort to protect against any future obligation resulting from the survivorship benefit by seeking insurance coverage in the amount of such potential liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

       CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company's current focus is on the processing and preservation of umbilical cord (U-Cord(TM)) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company's original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, Florida handles all aspects of its business operations including the processing and storage of specimens.

       The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarter ended May 31, 2002 as compared to the same period of the prior year.

Stem Cell Preservation Technologies, Inc.

       On July 25, 2001, the Board of Directors of CRYO-CELL International, Inc. announced that the Company will declare and distribute a stock dividend in the shares of its wholly-owned subsidiary, Stem Cell Preservation Technologies, Inc. Stem Cell Preservation Technologies, Inc. is a development stage company, which will be involved in the development of marketing programs for the collection and preservation of adult stem cells.

       All shareholders of record of CRYO-CELL on August 31, 2001 will receive a distribution of three shares of Stem Cell Preservation Technologies, Inc. common stock for every four shares of CCEL that they owned on the record date. The payment date of the shares to be distributed will follow the effective date of a registration statement. In June 2002, Stem Cell Preservation Technologies, Inc. filed a registration statement and is in the process of responding to comments from the Securities and Exchange Commission. Upon the effective date of the registration statement and distribution of the shares, shareholders will be able to sell one-third of their shares immediately and the remaining two-thirds equally over the two years following the effective date.

Safti-Cell, Inc.

       In October 2001 the Company sold 90% of Safti-Cell, Inc. a wholly owned subsidiary of the Company, to Diversified Cellular Storage, Inc. Diversified Cellular Storage will be building a state-of-the-art "back-up" cellular storage facility in Sedona, Arizona. According to the terms of the agreement, Diversified Cellular Storage has committed land and property in excess of five hundred thousand dollars, at no cost to Safti-Cell, Inc., and will be building a fireproof and earthquake resistant storage facility. As a result of the transaction, the Company retained a 10% of Safti-Cell, Inc. and will receive a 2% share in secondary storage of stem cells. In addition, if Diversified Cellular Storage agrees to build a prototype of a CRYO-CELL multi-million capacity facility for DNA back-up storage, CRYO-CELL will receive an additional 8% equity in the DNA back-up storage program.

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

International Expansion

Europe. On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company's U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive royalties of 10.5% to 20% of adjusted U-Cord processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company's common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($10.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

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

Mexico. On June 13, 2001, the Company entered into an agreement for the exclusive license to market the Company's U-Cord program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico, Central America and Ecuador. The total cost of the license is $900,000 and the licensing fees are 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Mexico and Central America. Per the agreement CRYO-CELL de Mexico will purchase 100,000 warrants at $1.00 each giving them the right to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. As of May 31, 2002, $300,000 was received. The remainder of the payments are due to be paid in three installments over a two-year period.

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

Results of Operations

Revenues. Revenues for the six months ended May 31, 2002 were $3,277,131 as compared to $2,632,489 for the same period in 2001 representing a 24% increase. The revenues for the six months ended May 31, 2001 include $750,000 from the sale of a Revenue Sharing Agreement and $1,882,489 in sales from its customers. Therefore, actual processing and storage revenue from sales to customers increased $1,394,642 or 74%. The increase in revenues reflects the significant growth in the processing and storage revenue associated with the Company's U-Cord(TM) stem cell program. The Company believes that the growth is a result of its investments in its various marketing programs. The upward sales trend has continued into the third quarter of fiscal 2002.

Cost of Sales. Cost of sales for the six months ended May 31, 2002 was $1,144,105 as compared to $659,512 in 2001. The cost of sales for the six months ended May 31, 2002 and May 31, 2001 represents the associated expenses resulting from the processing and testing of the U-CordTM specimens in the Company's own state of the art laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2002 were $2,342,422 as compared to $1,750,167 in 2001. The increase reflects, in part, the expenses of additional personnel, market development, clinical services expansion and related expenses associated with the growth of the Company's cellular storage program.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2002, were $45,739 as compared to $19,091 in 2001. The expenses incurred during the six months ended May 31, 2002 are the result of the continued development of the Company's second-generation cellular storage system. The expenses incurred in 2001 reflect the funding of the research project between the Company's subsidiary, CCEL Bio-Therapies, Inc., and the University of South Florida at Tampa.

During the period since its inception, the Company's research and development activities have principally involved the design and development of its cellular storage systems ("CCEL Cellular Storage System") and in securing patents on same. The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The units are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and a dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

Liquidity and Capital Resources

       At May 31, 2002, the Company had cash and cash equivalents of $6,044,529 as compared to $2,298,433 at May 31, 2001. The increase in cash and cash equivalents was a result of the $3,837,955 that the Company received from the exercise of options regarding 785,450 shares of the Company's common stock during 2001.

       Through May 31, 2002, the Company's sources of cash have been from sales of its U-Cord program to customers, the issuance of common stock from the exercise of common stock options, the sales of Revenue Sharing Agreements and the sale of subsidiary stock (prior to 1998).

       The Company anticipates that its cash on-hand, cash flows from operations and receivables from its agreements will be sufficient to fund its growth for the foreseeable future. Cash flows from operations will depend primarily on the success of obtaining increasing revenues resulting from its umbilical cord blood cellular storage marketing campaign.

Forward Looking Statements

       This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "CRYO-CELL International, Inc. ," "CRYO-CELL" "Company," "we," "our" and "us" refer to CRYO-CELL International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

       (i)     our legal proceedings;
       (ii)    our anticipated future cash flows;
       (iii)   our liquidity and capital resources;
       (iv)    our licensing arrangements and future operating plans;
       (v)     our future performance and operating results;

       Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

       (i) any material inability to successfully optimize the opportunities available to us from our licensing agreements;
       (ii)   any material reductions in the our liquidity and working capital;
       (iii) any adverse effect or limitations caused by any governmental regulations, proceedings or actions;
       (iv) any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;
       (v)    any increased competition in our business;
       (vi) any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;
       (vii) the effect of any future reduced cash position and future inability to access borrowings;
       (viii) any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;
       (ix) any adverse developments impacting our continued relationship with and success of our licensees;
       (x) any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;
       (xi) any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;
       (xii) the combined decline of public market interest in the Company's business sector and the Company's stock;
       (xiii) any added requirements imposed on us by NASDAQ or future loss of the Company's listing under NASDAQ;
       (xiv) general economic and market conditions and combined general downturn in the economy;
       (xv)   inability to generate positive cash flows and continuance of, or

       (xvi)  the potential impact of negative market influences on the
              Company's portfolio of cash and cash equivalents;
       (xvii) any inability to successfully defend against claims and litigation matters;

       We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


        Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements - Note 4.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
              3.1    Amendment to Certificate of Incorporation
              3.2    By-Laws

      (b)  Reports on Form 8-K.
           The Company filed Form 8-K filed March 1, 2002 announcing that Pharmastem Therapeutics, Inc. filed a lawsuit against the Company alleging patent infringement.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CRYO-CELL INTERNATIONAL, INC.

                                       /s/ JOHN V. HARGISS
                                     -----------------------------
                                     John V. Hargiss
                                     Chief Executive Officer



Date: July 19, 2002