Form 10QSB
period 2002-08-31
CRYO CELL INTERNATIONAL INC
filed 2002-10-21
CIK 862692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission File Number 0-23386

CRYO-CELL INTERNATIONAL, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	22-3023093
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3165 McMullen Booth Road, Building B, Clearwater, Florida	33761
(Address of Principal Executive Offices)	(Zip Code)

Issuer's phone number, including area code:  (727) 450-8000

(Former name, former address and former fiscal year, if changed since last report).

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 31, 2002, 11,339,379 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).  Yes  ☐  No  ☒

CRYO-CELL INTERNATIONAL, INC.

2

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2002	November 30, 2001
ASSETS
Current Assets
Cash and cash equivalents	$5,333,791	$5,540,751
Accounts receivable and advances (net of allowance for doubtful accounts of $34,000)	266,332	215,308
Receivable—Revenue Sharing Agreement	—	370,000
Receivable—Affiliates	481,914	1,300,000
Note Receivable	251,750	51,750
Marketable securities	148,935	260,996
Prepaid expenses and other current assets	263,271	223,337

Total current assets	6,745,993	7,962,142

Property and Equipment	3,295,877	3,184,883

Other Assets
Intangible assets (net of amortization of $75,438 and $64,944, respectively)	114,563	119,662
Investment in Saneron CCEL Therapeutics, Inc.	2,128,482	2,431,871
Investment in European Affiliates	2,940,000	3,100,000
Investment option to purchase a business	—	212,713
Deferred Consulting Fees	1,473,072	—
Deposits with vendors and others	369,561	383,075

Total other assets	7,025,678	6,247,321

	$17,067,548	$17,394,346

LIABILITIES AND STOCKHOLDERS' EQUITY
	August 31, 2002	November 30, 2001
Current Liabilities
Note Payable—Investment Bank	$—	$467,000
Accounts payable	498,301	114,942
Accrued expenses and withholdings	667,007	248,380
Current portion of obligations under capital leases	158	1,510

Total current liabilities	1,165,466	831,832

Other Liabilities
Unearned revenue	935,910	2,009,942
Deposits	1,975	23,725
Deferred Consulting Obligation	1,481,477	—
Obligations under capital leases-net of current portion	2,208	7,579

Total other liabilities	2,421,570	2,041,246

Minority Interest	341,629	—

Stockholders' Equity
Preferred stock (500,000 $.01 par value authorized and unissued)	—	—
Common stock (20,000,000 $.01 par value common shares authorized; 11,339,379 at August 31, 2002, and 11,326,379 at November 30, 2001 issued and outstanding)	113,414	113,285
Additional paid-in capital	22,410,923	21,986,961
Additional paid-in capital—stock options	388,381	309,757
Stock subscription receivable	(5,000)	—
Accumulated other comprehensive income (loss)	(69,566)	42,496
Accumulated deficit	(9,699,269)	(7,931,231)

Total stockholders' equity	13,138,883	14,521,268

	$17,067,548	$17,394,346

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Revenue	$1,894,563	$1,414,417	$5,171,694	$4,046,906

Costs and Expenses:
Cost of sales	614,263	454,289	1,758,368	1,113,801
Marketing, general & administrative expenses	1,507,289	936,729	3,849,711	2,686,896
Research, development and related engineering	80,705	30,318	126,444	49,409
Provision for doubtful accounts	498,540	—	498,540	—
Impairment of assets	400,000	—	400,000	—
Depreciation and amortization	120,109	74,012	358,348	222,196

Total cost and expenses	3,220,907	1,495,348	6,991,411	4,072,302

Operating Income (Loss)	(1,326,344)	(80,931)	(1,819,717)	(25,396)

Other Income and (Expense):
Interest Income	15,754	22,124	51,286	83,571
Interest Expense	(18,881)	(402)	(38,348)	(1,396)
Other Expense	(112,713)	—	(112,713)	—
Other Income	120,589	212,039	786,810	582,181
Settlement on Litigation	(79,175)	119,314	(186,675)	119,314
Loss on Sale of Marketable Securities	—	—	—	(131,899)

Total other income	(74,426)	353,075	500,360	651,771

Income (loss) before minority interest and equity in earnings of affiliates	(1,400,770)	272,144	(1,319,357)	626,375

Income Taxes	(184,000)	—	(184,000)	—
Equity in earnings of affiliates	(193,400)	—	(463,389)	—
Minority Interest	236,546	—	198,708	—

	(140,854)	—	(448,681)	—

Net Income (Loss)	$(1,541,624)	$272,144	$(1,768,038)	$626,375

Net income (loss) per share—basic and diluted	($0.14)	$0.03	($0.16)	$0.06

Number of Shares Used In Computation Basic and diluted	11,339,379	10,384,844	11,336,580	10,241,437

Comprehensive income (loss):
Net income (loss):	(1,541,624)	272,144	(1,768,038)	626,375
Other comprehensive income (loss)
Net increase (decrease) in value of marketable securities	(56,546)	120,713	(112,062)	90,903

Comprehensive income (loss)	(1,598,170)	392,857	(1,880,100)	717,278

Comprehensive income (loss) per share—basic and diluted	($0.14)	$0.04	($0.17)	$0.07

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2002
(Unaudited)

	Common Stock		Additional Paid-In Capital	Additional Paid-in Capital Stock Options	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, November 30, 2001	11,329,379	$113,285	$21,986,961	$309,757	$42,496	$—	($7,931,231)	$14,521,268
Gain on sale of minority interest in Stem Cell Preservation Technologies, Inc.			381,091			(5,000)		376,091
Net decrease in value of marketable securities					(112,062)			(112,062)
Compensatory element of stock options				78,624				78,624
Shares issued upon exercise of options	10,000	129	42,871					43,000
Net loss							(1,768,038)	(1,768,038)

	11,339,379	$113,414	$22,410,923	$388,381	$(69,566)	$(5,000)	$(9,699,269)	$13,138,883

The accompanying notes to te consolidated financial statemens are an integral part of these statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	August 31, 2002	August 31, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$(1,768,038)	$626,375
Adjustments to reconcile net income (loss) to cash used for operating activities:
Unearned revenue and deposits	(195,782)	(331,008)
Depreciation and amortization	415,805	246,394
Loss on sale of marketable securities	—	131,899
Compensatory element of stock options	78,624	—
Issuance of common stock for interest and services rendered	—	318,646
Provision for doubtful accounts	498,540	—
Charge for impairment of assets	400,000	—
Expired options	212,713	—
Equity in earnings of affiliates	463,389	—
Minority interest	(198,708)	—
Changes in assets and liabilities:
Accounts receivable	(51,024)	(81,168)
Receivable—Litigation	—	69,178
Receivable—Revenue Sharing Agreement	—	10,000
Receivable—Affiliate	(210,454)	—
Note Receivable	(200,000)	(100,000)
Prepaid expenses and other current assets	(39,934)	(76,759)
Deposits	13,515	(479,300)
Accounts payable	383,359	1,019
Accrued expenses	418,627	(96,569)

Net cash provided by (used for) operating activities	220,632	238,707

Cash flows from investing activities:
Investment in European Affiliates	—	(1,800,000)
Loan receivable	—	250,000
Purchases of property and equipment	(887,310)	(423,557)
Payments for intangible assets	(3,108)	(14,870)

Net cash provided by (used for) investing activities	(890,418)	(1,988,427)

Cash flows from financing activities
Proceeds from the sale of securities	483,767	52,101
Proceeds from the issuance of common stock	—	24,500
Proceeds from the sale of warrants	—	300,000
Proceeds from notes payable	33,000	—
Private placement fees	(67,340)	—
Exercise of stock options	43,000	3,837,955
Repayments of deferred consulting obligation	(22,879)	—
Repayment of capital leases	(6,722)	(6,326)

Net cash provided by financing activities:	462,826	4,208,230

Increase (decrease) in cash and cash equivalents	(206,960)	2,458,510
Beginning of period	5,540,751	2,695,794

End of period	$5,333,791	$5,154,304

Supplemental disclosure of cash flow information:
Interest	$38,348	$1,396

Income taxes	$—	$—

Conversion of debt and accrued interest into common stock	$525,250	$—

Deferred Consulting Obligation	$1,501,956	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1—FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements including the Condensed Consolidated Balance Sheet as of August 31, 2002, Condensed Consolidated Statements of Operations and Comprehensive Income, and Cash Flows for the nine months ended August 31, 2002 have been prepared by the Company, without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at August 31, 2002 and for all periods presented have been made.

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

NOTE 2—COMMITMENTS AND CONTINGENCIES

On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd. (‘CC-E’) for the exclusive license to market the Company's U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 as an up front licensing fee, of which $465,000 and $700,000 were recorded in fiscal 2000 and 2001, respectively. The Company has recognized the remaining $235,000 of the licensing fee income in fiscal 2002. Pursuant to the agreement the Company is entitled to on-going licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Europe of which $20,454 is reflected in income in 2001.

The agreement also provided for a grant, to COLTEC, Ltd,. of a three-year option to purchase 100,000 shares of the Company's common stock at $8.00 per share and up to 100,000 additional options at $12.00 per share which were issued in 2001 at $10.00 per share. Both of the options were exercised on August 28, 2001 for an aggregate of $1,800,000 paid to the Company.

Subsequent to entering into the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

On September 26, 2002, the Company sent a letter to CRYO-CELL Europe, B.V. advising that CC-E was in default under the terms of the license agreement for failure to pay royalty fees. Based upon actual revenues since inception through July 2002, the Company is entitled to $350,585 in royalty fees. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $293,404. On October 2, 2002, the Company received a letter from CC-E stating that the Company had not fulfilled its obligations under the licensing agreement. As of August 31, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. While the Company believes it has fulfilled its obligation under the contract, the Company will work with CC-E to resolve the issues that have arisen relating to the licensee agreement.

On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America which includes the collection, processing and storage of umbilical stem cells as well as allowing CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The consideration for the license to CCEL MEX is $600,000 of which $200,000 was paid to the Company in fiscal 2001, $200,000 has been paid in 2002 and the balance of $200,000 is due January 2003. The Company is entitled to on-going licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Ecuador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company has no other obligations to CCEL MEX other than to provide technical assistance and training so that it can be self-operational. These procedures were substantially completed by November 30, 2001. Accordingly, the Company recognized $500,000 in licensing fee income in fiscal 2001 with respect to this agreement. The Company recognized the remaining $100,000 as licensing fee income in fiscal 2002, which is included in Other Income.

In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord program in Israel, the Middle East and Turkey. The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 of the initial payment in fiscal 2001 and the balance was to be paid in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. Per the agreement the licensee had the right to cancel the Mid East portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Mid East license and the Company reduced each of its receivable and unearned income by $500,000.

As a result of the geography reapportionment, CCEL ME has informed the Company that they will not be able to pay the remaining portion of the license fee. The Company in October 2002 has modified the terms of the license in which it has forgiven $100,000 due in July 2002 and will forgive the remaining payments of the contract in exchange for the surrender of the warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.00 per share. The Company and CCEL ME have agreed to terminate these warrants and apply their current value aggregating $1.00 toward the remaining portion of the license fee. The Company had previously recognized $125,000 as licensing fee income. Due to the proposed revised terms of the contract, $25,000 had to be reversed from Other Income in the current period and at August 31, 2002 the entire receivable of $400,000 and unearned income of $400,000 from the sale of this license has been written-off.

NOTE 3—LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

In July 1999, the Company entered into a 20-year exclusive agreement with The Cancer Group Institute, LLC, a cancer information service. The agreement dealt with the establishment of a business for the preservation of tumor tissue relative to cancer treatment protocols. On May 23, 2002 the Company entered into a settlement agreement with The Cancer Group Institute LLC. As part of the settlement, the agreement dated July 20, 1999 between the companies is null and void. CRYO-CELL agrees to issue The Cancer Group an option to purchase twelve thousand five hundred (12,500) shares of CRYO-CELL common stock at an exercise price of $3.75 per share and the Company paid The Cancer Group the sum of $7,500 (Seven Thousand Five Hundred Dollars). The $100,000 that was previously paid as an option to purchase The Cancer Group was expensed during the second quarter in fiscal 2002 and is included in Other Expenses.

On January 30, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-000811-CI-15) was filed in the

Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. The complaint alleged that the Company breached an agreement with Ms. Dearth and was seeking damages and attorney’s fees. The Company’s Board of Directors terminated Ms. Dearth’s employment on December 19, 2001. On July 31, 2002, the Company entered into a settlement agreement with Ms. Dearth with respect to employment contract issues. As part of the settlement the Company paid $79,175.

On or about August 21, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-006665-CI-15) was filed in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. Management believes suit is without merit and the Company has adequate defenses and will vigorously defend against the action.

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

NOTE 4—STEM CELL PRESERVATION TECHNOLOGIES, INC.

The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company’s shareholders of record on August 31, 2001 are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company’s common stock the Company’s shareholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 or less than $0.01 per share, as adjusted for the September 2001 forward split of 1,350 to 1.

The Board of Directors of the Company on August 21, 2001 set aside 1,000,000 shares of the common shares of SCPT (as adjusted for the September 2001 forward split) that CRYO-CELL International, Inc. would own after the dividend is paid for the purpose of incentives for the recruiting of and rewarding of key SCPT executives. SCPT cancelled these shares and retired these shares. As of November 30, 2001, three officers and directors of SCPT had received stock grants of 25,000 common shares each under this plan for services rendered and 925,000 common shares are available for future issuance. The fair value of the shares granted was $1,500, which was charged to operations.

The Company’s Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of the Company. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at February 28, 2002 an option for 45,000 of these shares to the Company’s former President (See Legal Proceedings) was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc. (See Note 5).

In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (FHIC) whereby SCPT borrowed $500,000 of which $467,000 has been received as of November 30, 2001 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when the SCPT realizes $1,500,000 from the sale of its securities. Such sale of securities was initiated subsequent to September 11, 2001. FHIC’s subsidiary is the placement agent for the sale of SCPT’s securities. SCPT agreed to issue FHIC 250,000 (as per May 22, 2002 amendment below, shares reduced to 150,000) of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT’s counsel also received 45,000 common shares for its legal services. Both issuances of shares were valued at their fair value of $3,400 and reflected in accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investment in CRYO-CELL Europe NV and CRYO-CELL Italia, S.r.l. Of the 12,870,000 issued and outstanding common shares of SCPT at November 30, 2001, the Company owned 11,500,000 (89.4%) shares. Upon payment of the dividend the Company will own approximately 3,200,000 (24.9%) shares of SCPT.

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

On May 22, 2002, FHIC agreed to convert the $500,000 note and accrued interest thereon into 250,000 shares of SCPT’s common stock and was paid an incentive fee of $20,000 to convert the note into the common shares. The conversion agreement also required FHIC to reduce the 250,000 shares of SCPT’s common stock received as additional compensation under the original terms of the July 2001 financing agreement to 150,000 shares in full satisfaction.

NOTE 5—INVESTMENTS IN AFFILIATES

Saneron CCEL Therapeutics, Inc.

On October 10, 2001, the Company’s subsidiary, CCEL Bio-Therapies, Inc. (CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. The STI shareholders received 56.58% of the merged entity and the Company retained a 43.42% interest. Prior to the merger, CCBT was inactive and had no assets or liabilities. The agreement required the Company to (i) contribute to CCBT 260,000 shares of its common stock (which were actually issued on February 14, 2002) and 195,000 shares of common stock of its subsidiary, SCPT, (ii) convert an advance of $150,000 to STI to capital, (iii) assign certain licenses for stem cell research between the Company, The University of South Florida and the University of South Florida Research Foundation, including all obligations that the Company had under such license agreements, and, (iv) change CCBT’s name to Saneron CCEL Therapeutics, Inc. The fair value of the assets contributed by the Company aggregated $2,377,900. STI at the merger date had a historical capital deficiency of $10,000, which included intangible assets that were not assigned any value by its management. The intangible assets of STI consist of patents and all marketing rights thereto, licenses, research and development, and future research grants of approximately $3,000,000, all of which were not assigned a value by management. The merger caused the recognition of $3,248,600 in goodwill on the books of CCBT, which, as of August 31, 2002, is not considered to be impaired by management. The Company recorded a charge to operations of $303,389 in the nine months ended August 31, 2002 for its pro rata share of CCBT’s results of operations as required under the equity method of accounting for minority owned subsidiary.

CRYO-CELL Europe N V

On September 28, 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, NV (CRYOC) for $1,000,000. In October 2001 the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) acquired a 1% interest in CRYOC for $150,000.

On October 3, 2001, the Company issued to CRYOC, 17,750 shares of the Company’s common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CRYOC for $13,500,000. During the quarter management decided not to exercise this option and accordingly, the Company charged to operations as other expense the cost of the option.

CRYO-CELL Italia, S.r.l.

On August 29, 2001, the Company purchased a 21.9% interest in CRYO-CELL Italia S.r.l. (‘CCI”) from CRYOC for $1,800,000. SCPT, simultaneous with its investment in CRYOC referred above, also acquired a 2.19% interest in CCI from CRYOC for $150,000. The Company’s investments in shares of CCI were in anticipation of CCI’s opening of an umbilical cord blood bank within Italy, which is expected to commence operations in the Iberian Peninsula. In connection with its purchase of an interest in CCI, the Company also received a first right of refusal to purchase from CRYOC its remaining 18.91% interest in CCI. The excess of cost of the investment in CCI over the book value of Italia at the time of acquisition was approximately $1,850,000. At August 31, 2002, this goodwill is not considered by management to be impaired. The Company reflects its effective 23.172% interest (on a combined basis with SCPT) in CCI under the equity method, which approximates the cost of the Company’s cost of the equity investment. Following finalization of the dividend of the SCPT shares to shareholders of record on August 31, 2001 the Company’s interest will be reduced to the extent of SCPT’s interest in CCI. The final execution of this agreement is deemed to be a non-cash transaction.

In February 2002, the Italian Ministry of Health issued an ordinance restricting private cord blood collection. The statutory basis under Italian law for this action was Section 107 of the Regulation of Transfusion and Production of Blood Products, which requires that these activities be conducted by duly licensed organizations. In April and May 2002 petitions against the ordinance were brought by CCI and three mothers in separate actions. CCI and the mothers prevailed in all three circumstances resulting in the court permitting the collection and export of the cord blood specimens. The ruling is, however, under appeal. Draft blood product and banking legislation is currently pending in the Italian Parliament which includes a provision that expressly allows private cord blood banking activities within the country. The Company believes, based upon discussions with CCI management, that such legislation will be enacted in the future. While there can be no certainty that the appeal of the court ruling will fail or that legislation will pass permitting collection and export of blood specimens, CCI management has expressed its belief that CCI will be able to operate its private cord blood banking operations within the country.

In July 2002 the Company was informed by a 51% shareholder of CCI that the shares of CCI which were purchased by the Company and SCPT from CRYOC have not yet been reflected on CCI’s share register and under Italian law the Company is therefore not recognized as a shareholder. On October 18, 2002, the 51% shareholder informed the Company that it will assist the Company in making the share transfer. The Company is in the process of providing the information requested by the shareholder in order for the share transfer to meet the requirements of Italian law.

NOTE 6—AGREEMENTS

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. John V. Hargiss was appointed to the position of Chief Executive Officer and Mercedes Walton, a Company director, was elected Chairman of the Board. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and conditionally awarded, 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. Mr. Richard will be paid $200,000 per year over the next 10 years as part of a long-term consulting agreement with the Company. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period.

NOTE 7—STEM CELL PRESERVATION TECHNOLOGIES, INC. REVENUE SHARING AGREEMENT

On August 9, 2002, the Company agreed to enter into revenue sharing agreements (‘RSAs”) with its majority owned subsidiary, SCPT. The Company is currently in the process of working to complete its previously declared dividend of shares of SCPT’s common stock to the Company’s shareholders of record on August 31, 2001. See Note 4. Pursuant to the terms of the RSAs, the Company pays an up front one time fee to SCPT in exchange for the right to receive a $17.50 payment per each primary specimen for each year the specimen remains in storage with SCPT or its storage provider. Such payment shall be payable for all customers originating from the State of Illinois and State of New York up to a maximum of 50,000 stored specimens per state. The total fee to be paid by the Company consists of $1,500,000 for each state, for an aggregate of $3,000,000, with $600,000 of the aggregate amount payable in cash and the balance payable in 645,161 shares of the Company’s common stock. SCPT currently does not have any stored specimens and is anticipated to be engaged in adult stem cell preservation no later than the third quarter of 2003.

In August 2002, the Company paid $600,000 in cash to SCPT. The delivery of the 645,161 shares of Company‘s restricted common stock is expected to be completed in October 2002.

NOTE 8—PROPERTY, PLANT & EQUIPMENT

During the current quarter management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would be not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $400,000 of which $350,000 related to the Company’s third generation cryogenic preservation equipment (‘CCEL III’), which is being abandoned. The Company is presently continuing to evaluate the possible uses for this equipment or as parts. The net realizable value of the CCEL III is the fair value of the parts, which can be used in operations. The other $50,000 charge to operations is for the excess quantity of equipment.

The Company’s asset review also revealed that some of the CCEL II machines would require modifications and updates. As of August 31, 2002, $120,000 is being accrued for the costs associated with the modifications necessary for the Company to be in the position to deploy the remaining CCEL II machines, the Company’s second-generation cryogenic preservation equipment.

NOTE 9—BAD DEBT

On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of New Jersey for $500,000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company is in the process of foreclosing and has deemed this receivable to be uncollectable. The remaining balance due under the terms of the contract has been fully reserved and charged to operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company’s current focus is on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment.The Company’s original mission of affordability for U-Cord blood preservation remains in effect. These technologies include a process for the storage of fractionated (separated) U-Cord stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, Florida handles all aspects of its business operations including the processing and storage of specimens.

The following is a discussion and analysis of the financial condition and results of operations of the Company for the nine months and the quarter ended August 31, 2002 as compared to the same period of the prior year.

Stem Cell Preservation Technologies, Inc.

On July 25, 2001, the Board of Directors of CRYO-CELL International, Inc. announced that the Company will declare and distribute a stock dividend in the shares of its wholly-owned subsidiary, Stem Cell Preservation Technologies, Inc. (‘SCPT’). SCPT is a development stage company, which will be involved in the development of marketing programs for the collection and preservation of adult stem cells.

All shareholders of record of CRYO-CELL on August 31, 2001 are expected to receive a distribution of three shares of SCPT common stock for every four shares of CCEL that they owned on the record date. The payment date of the shares to be distributed will follow the anticipated effective date of a registration statement. In June 2002, SCPT filed a registration statement and is in the process of responding to comments from the Securities and Exchange Commission. Upon the effective date of the registration statement and distribution of the shares, shareholders will be able to sell one-third of their shares immediately and the remaining two-thirds equally over the two years following the effective date.

Prior to the spin off of SCPT and continuing thereafter the Company and SCPT will be partners in the sharing of certain revenues earned by SCPT. In exchange for $3,000,000 in cash and common stock ($600,000, cash, $2,400,000, common stock) the Company is to receive in perpetuity a fixed portion of all income derived from the storage of stem cells, for up to 50,000 specimens originating from customers in the states of New York and Illinois.

Saneron CCEL Therapeutics, Inc.

In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University’s laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (STTR research grants) on behalf of CCEL BIO-THERAPIES, Inc. In addition, an application was filed for a State of Florida I-4 (now Hi-Tech Corridor) matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any future product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company's common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company’s common stock. The University was awarded the Hi-Tech Corridor grant in the amount of $100,000. In September 2001, CCEL BIO-THERAPIES was awarded the STTR grant in the amount of $107,000.

In October 2001, Saneron Therapeutics, Inc. merged into CCEL Bio-Therapies, Inc., which then changed its name to Saneron CCEL Therapeutics, Inc. As part of the merger, the Company contributed 260,000 shares of its common stock and 195,000 shares of common stock of SCPT. The world marketing rights granted through licenses to Saneron and CCEL BIO-THERAPIES, INC. have been assigned to the merged company. Saneron CCEL Therapeutics, Inc. has been granted patents in many countries throughout the world for the therapeutic use of sertoli cells. Intellectual property for human cord blood as a source of stem cells has been filed jointly by the University of South Florida and Daniel D. Richard and has been assigned to Saneron CCEL Therapeutics, Inc. At the conclusion of the merger the Company retained a 43.42% minority interest in Saneron CCEL Therapeutics, Inc. The Company recognized an expense of $303,389 for the nine months ended August 31, 2002 under the equity method of accounting from this minority owned subsidiary.

In September 2002, Saneron CCEL Therapeutics, Inc., Collagen Matrix, Inc. and the University of South Florida were awarded a Florida High Tech Corridor grant in the amount of $131,000 to conduct research on the use of sertoli cells and collagen matrices to treat peripheral nerve injury.

International Expansion

Europe.    On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company’s U-Cord program in Europe. The marketing rights allow

COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and will receive royalties of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in Europe, and granted COLTEC, Ltd. a three year option to purchase 100,000 shares of the Company’s common stock ($8.00 exercise price) and will issue up to 100,000 additional options ($10.00 exercise price), as needed, to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. Both of the options were exercised on August 28, 2001 for an aggregate of $1,800,000. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, B.V. to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CRYO-CELL Europe, B.V. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, B.V. The Company owned these shares on January 24, 2001.

On September 26, 2002, the Company sent a letter to CRYO-CELL Europe, B.V. advising that COLTEC, Ltd. was in default under the terms of the license agreement. Based upon actual revenues since inception through July 2002, the Company is entitled to $350,585. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $293,404. On October 2, 2002, the Company received a letter from COLTEC, Ltd. stating that the Company had not fulfilled its obligations under the contract. As of August 31, 2002, a reserve of $128,540 was taken to offset the current royalty receivable.

On August 28, 2001, the Company entered into an agreement with CRYO-CELL Europe, N.V. to purchase 21.9% of CRYO-CELL Italia, Srl (‘CCI’) from CRYO-CELL Europe’s equity in this emerging business entity. SCPT purchased 2.19% of CCI for $150,000 in cash. The Company will receive a portion of the processing and storage fees generated by CRYO-CELL Italia’s operations. The Company’s equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options. In July 2002 the Company was informed by a 51% shareholder of CCI that the shares of CCI that were purchased by the Company and SCPT from CRYOC have not yet been reflected on CCI’s register. The Company is currently in the process of investigating this issue, which may require further action by the Company in order for the share transfer to meet the requirements of Italian law.

On October 3, 2001, the Company issued CRYO-CELL Europe, N.V. 17,750 shares of the Company’s common stock for payment of an option to acquire an additional 60% interest in CRYO-CELL Europe, N.V. for $13,500,000. Management decided in the current quarter not to exercise the option and charged the option’s cost to operations.

Mexico.    On June 13, 2001, the Company entered into an agreement as amended in October 2001, for the exclusive license to market the Company’s U-Cord program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord program throughout Mexico, Central America and Ecuador. The initial cost of the license is $600,000 and the Company will receive licensing fees of 15% and 25% of the adjusted U-Cord processing and storage revenues generated in Mexico and Central America. The agreement required CRYO-CELL de Mexico to purchase 100,000 warrants at $1.00 each to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. As of August 31, 2002, $300,000 was received. On October 18, 2002, subsequent to the balance sheet date, the Company received an installment of $100,000. The remaining payment is due in January 2003.

Israel/Middle East.    In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord program in Israel, the Middle East and Turkey. The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 in fiscal 2001 and the balance was to be paid in three installments. Per the agreement the licensee had the right to cancel the Mid East portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Mid East license. Due to the Israeli economy, CCEL ME has informed the Company that they will not be able to pay the remaining portion of the license fee. In October 2002, the Company modified the terms of the license. The Company has forgiven the remaining balance due in exchange for the surrender of the warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.00 per share. The Company and CCEL ME have agreed to terminate these warrants and apply their current value aggregating $1.00 toward the remaining portion of the license fee.

Results of Operations

Revenues.    Revenues for the nine months ended August 31, 2002 were $5,171,694 as compared to $4,049,906 for the same period in 2001 representing a 28% increase. The revenues for the nine months ended August 31, 2001 include $750,000 from the sale of a Revenue Sharing Agreement and no corresponding revenue in 2002. Therefore, actual processing and storage revenue from sales to customers increased $1,874,788 or 57% in 2002. This increase in revenues is attributable to the significant growth in the processing and storage revenue derived from the Company’s U-CordTM stem cell program. The Company believes that the growth is a result of the increasing effectiveness of its various marketing programs. The upward sales trend has continued into the fourth quarter of fiscal 2002.

Cost of Sales.    Cost of sales for the nine months ended August 31, 2002 was $1,758,368 or 34% of revenues as compared to $1,113,801 or 33.8% of revenues in 2001. The cost of sales for both periods represents the associated expenses directly resulting from the processing and testing of the U-CordTM specimens in the Company’s laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses during the nine months ended August 31, 2002 were $3,849,711 as compared to $2,686,896 in 2001. The increase in marketing, general and administrative expenses reflects, in part, the related expenses associated with the growth of the Company's cellular storage program. During the current period SCPT incurred initial costs of $310,594 associated with its plan to develop its stem cell processing and storage operations. Additionally the current period included the non-recurring retirement bonus awarded to the Company’s former CEO ($250,000) and additional legal fees due to continuing litigation ($190,000).

Stem Cell Preservation Technologies, Inc. marketing, general and administrative expenses during the nine months ended August 31, 2002 were $310,594. The expenses incurred are primarily related to salaries and professional fees associated with the continuing development of the company.

Research, Development and Related Engineering Expenses.    Research, development and related engineering expenses for the nine months ended August 31, 2002, were $126,444 as compared to $49,409 in 2001. As of August 31, 2002, $120,000 was being accrued for the costs associated with the modifications necessary for the Company to be in the position to deploy the Company’s remaining second-generation cryogenic preservation equipment (‘CCEL II’). The expenses incurred in 2001 reflect the funding of the research project between the Company's subsidiary, CCEL Bio-Therapies, Inc., and the University of South Florida at Tampa.

During the period since its inception, the Company’s research and development activities have principally involved the design and development of its cellular storage systems (“CCEL Cellular Storage System”) and in securing patents on same. The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The units are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The efficient use of storage space and a dual identification system for inventory control is a competitive advantage for the Company. The Company is the assignee of all patents on the units.

Impairment of Asset.    During the current quarter management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would be not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $400,000 of which $350,000 related to the Company’s abandonment of its third generation cryogenic preservation equipment. The Company is presently continuing to evaluate the possible uses for this equipment or as parts. The net realizable value of the CCEL III is the fair value of the parts, which can be used in operations. The other $50,000 charge to operations is for the excess quantity of equipment.

Bad Debts.    On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the state of New Jersey for $500,000 of which $130,000 has been paid. The balance was to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. The investors informed the Company that they were unable to pay the notes. The Company is in the process of foreclosing and has deemed this receivable to be uncollectable. The remaining balance has been fully charged to operations in the current period.

Liquidity and Capital Resources

At August 31, 2002, the Company had cash and cash equivalents of $5,333,791 as compared to $5,540,751 at August 31, 2001. The decrease in cash and cash equivalents was primarily attributable to the funding of property and intangible asset acquisitions of $890,418 and the repayment of debt of $29,601. The Company’s operations generated $220,632 in cash flow and the sale of SCPT’s securities and proceeds from debt generated $492,427.

Through August 31, 2002, the Company’s sources of cash have been from sales of its U-Cord program to customers, and the sales of Revenue Sharing Agreements.

The Company anticipates that its cash on-hand, cash flows from operations and receivables from its agreements will be sufficient to fund its growth for the foreseeable future. Cash flows from operations will depend primarily on the success of obtaining increasing revenues resulting from its umbilical cord blood cellular storage marketing campaign and the receipt of royalties and fees from its licensees and affiliates.

Since inception SCPT’s costs and expenses have been funded by capital contributions, advances from CRYO-CELL, from the sale of Revenue Sharing Agreements to CRYO-CELL, from the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and from the sale of common stock. To date cash has been expended primarily for the development of SCPT’s business plan.

Item 3.    Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Forward Looking Statements

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "CRYO-CELL International, Inc.," “CRYO-CELL” "Company," "we," "our" and "us" refer to CRY-CELL International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)  our legal proceedings;

(ii)  our anticipated future cash flows;

(iii)  our liquidity and capital resources;

(iv)  our licensing arrangements and future operating plans;

(v)  our future performance and operating results;

(vi)  our international affiliations, investments and interests;

(vii)  our previously announced dividend of shares of Stem Cell Preservation Technologies, Inc.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)  any material inability to successfully optimize the opportunities available to us from our licensing agreements or to enforce our licensing agreements;

(ii)  any material reductions in our liquidity and working capital;

(iii)   any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

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

(ix)  any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(x)  any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(xi)  any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(xii)  the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xiii)  any added requirements imposed on us by new laws, SEC regulations or NASDAQ or future loss of the Company’s listing under NASDAQ;

(xiv)  general economic and market conditions and combined general downturn in the economy;

(xv)  inability to continue to generate positive cash flows or incurring negative cash flows;

(xvi)  the potential impact of negative market influences on the Company’s portfolio of cash and cash equivalents;

(xvii)  any inability to successfully prosecute, or defend against, claims and litigation matters or enforce agreements with domestic or foreign entities;

(xviii)  the costs associated with defending or prosecuting litigation matters and any material adverse result from such maters; and

(xix)  any material inability to successfully consummate, the previously announced dividend of the shares of Stem Cell Preservation Technologies, Inc.;

(xx)  the costs associated with the consummation of the dividend of the Stem Cell Preservation Technologies, Inc. common stock;

(xxi)  the inability of the Stem Cell Preservation Technologies, Inc. to generate the storage of any specimens in the geographic regions covered by the revenue sharing agreements.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 4.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.  To elect a board of eight directors,

	For	Withheld
Daniel Richard	8,713,344	11,091
John V. Hargiss	8,712,944	11,491
Edward Modzelewski	8,714,305	10,130
Ronald B. Richard	8,710,505	13,930
Mercedes Walton	8,714,505	9,930
Frederick C.S. Wilhelm	8,696,580	27,855
Charles D. Nyberg	8,712,644	11,791
Gaby W. Goubran	8,712,280	12,155

2.  To approve an amendment to the CRYO-CELL International, Inc. Stock Incentive Plan to increase the number of common stock authorized for issuance by an additional 750,000 shares.

For	Against	Abstain	Not Voted
2,834,363	227,937	25,055	5,637,080

3.  To consider and take action upon such other matters as may properly come before the meeting or any other adjournment or adjournments thereof.

For	Against	Abstain
8,487,211	137,096	100,128

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.21	*	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.22	*	Chairman of the Board Compensation

10.23	*	Employment Agreement between John V. Hargiss and CRYO-CELL International, Inc.

10.24	*	Agreement between Daniel D. Richard and CRYO-CELL International, Inc.

99.1	*	Certification of the Chief Executive Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	*	Certification of the Vice President, Finance of CRYO-CELL International, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ JOHN V. HARGISS
John V. Hargiss Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL M. TAYMANS
Jill M. Taymans Vice President, Finance

Date:  October 21, 2002