Form 10KSB
period 2002-11-30
CRYO CELL INTERNATIONAL INC
filed 2003-02-28
CIK 862692

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _____________

Commission File Number 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	22-3023093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 Mcmullen Booth Road, Bldg. B, Clearwater, FL	33761
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 450-8000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	NASDAQ

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB  ☐

Issuer’s Revenues for its most recent fiscal year: $7,073,094.

As of February 25, 2003 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $10,905,566. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date which was February 25, 2003.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of February 25, 2003: 11,994,540

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer’s definitive proxy statement relating to the 2002 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes  ☐  ;   No  ☒

FORWARD LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “CRYO-CELL International, Inc.,” “CRYO-CELL” “Company,” “we,” “our” and “us” refer to CRYO-CELL International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our legal proceedings;

(ii)	our anticipated future cash flows;

(iii)	our liquidity and capital resources;

(iv)	our licensing and revenue sharing arrangements and future operating plans;

(v)	our future performance and operating results;

(vi)	our international affiliations, investments and interests;

(vii)	our previously announced dividend of shares of Stem Cell Preservation Technologies, Inc.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully optimize the opportunities available to us from our licensing agreements or to enforce our licensing agreements;

(ii)	any material reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

(iv)	any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in our business;

(vi)	any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(vii)	the effect of any future reduced cash position and future inability to access borrowings;

(viii)	any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;

(ix)	any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(x)	any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(xi)	any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(xii)	the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xiii)	any added requirements imposed on us by new laws, SEC regulations or NASDAQ listing requirements and costs thereof;

(xiv)	any future loss of the Company’s listing under NASDAQ;

(xv)	any technological breakthrough or medical breakthrough that would render the Company’s business of stem cell preservation obsolete;

(xvi)	general economic and market conditions and combined general downturn in the economy;

(xvii)	any material failure or malfunction in our storage facilities;

(xviii)	continued losses, future negative cash flows and inability to obtain anticipated future positive cash flows;

(xix)	any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens;

(xx)	the potential impact of negative market influences on the Company’s portfolio of cash, cash equivalents and marketable securities;

(xxi)	any inability to successfully prosecute, or defend against, claims and litigation matters or enforce agreements with domestic or foreign entities;

(xxii)	the costs associated with defending or prosecuting litigation matters and any material adverse result from such matters; and

(xxiii)	any material inability to successfully consummate, the previously announced dividend of the shares of Stem Cell Preservation Technologies, Inc.;

(xxiv)	the costs associated with the consummation of the dividend of the Stem Cell Preservation Technologies, Inc. common stock;

(xxv)	the inability of the Stem Cell Preservation Technologies, Inc. to generate the storage of any specimens in the geographic regions covered by the revenue sharing agreements;

(xxvi)	decreases in asset valuations;

(xxvii)	continued adverse governmental regulations in Italy;

(xxviii)	any inability to obtain shares in Cryo-Cell Italia, Srl;

(xxix)	any negative effect from a recent adverse newspaper article regarding the Company’s business operations;

(xxx)	inability to obtain an effective registration statement regarding shares in SCPT;

(xxxi)	any new technology rendering the Company’s patented equipment or business obsolete;

(xxxii)	any performance failures related to the Company’s equipment or operations;

(xxxiii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xxxiv)	any negative consequences related to changes in the Board of Directors or less involvement in the future by the Company’s founder Dan Richard.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. CRYO-CELL International, Inc. (the “Company”) undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company’s current focus is on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. These technologies include a process for the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. In October 2002 the Company introduced a dual storage program whereby a portion of newly-processed specimens will be stored in the Company’s Clearwater, FL facility and the balance of the collected specimen will be stored at a facility in Arizona. The specimens are stored in both the Company’s proprietary cellular storage system (“CCEL II”) and commercially available cryogenic storage equipment. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

It is the Company’s mission to make expectant parents aware of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for a number of life-threatening diseases. With continued research in this area of medical technology, other avenues for their potential use and expansion are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells will remain a perfect match for the baby throughout its life and have a 1-in-4 chance (or better) of being a perfect match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

Given the potential benefits of U-Cord™ stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States alone. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord™ blood for transplantation and/or other types of treatments. A number of competitors in this market have been charging upwards of $1000—$1500 for stem cell preservation plus higher annual fees for storage than the Company charges. The cost is usually not covered by insurance. The Company has made this procedure affordable and within financial reach of most families. The Company anticipates the growth and profitability of the Company should come from increases in stem cell specimen storage volume driven by its marketing approaches, resulting in an increasing base of annual stem cell storage renewal fees.

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

Cell Banking

Hematopoeitic stem cells are the building blocks of our blood and immune systems. They form the white blood cells that fight infection, red blood cells that carry oxygen throughout the body and platelets that promote healing. Stem cells are found in bone marrow where they continue to generate cells throughout our lives. Stem cells can be stored in a cryogenic environment, and upon thawing, infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). The opportunity to use an individual’s own bone marrow for a transplant is dependent upon whether the cancer has entered the marrow system (metastasized). Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or matched stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease. Stem cell therapies and transplants are used for both cancerous and non-cancerous diseases.

Stem cells are found in umbilical cord blood and placental blood (“cord blood stem cells”) that can be collected and stored after a baby is born. Recent advances have provided the techniques to separate the stem cells found in these two sources. Over 3,000-cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family. These stem cells also have at least a one in four chance of being compatible for use by a sibling. Moreover, researchers believe they may be utilized in the future by parents for treating diseases that currently have no cure as a result of evolving cellular expansion technologies.

The Company believes that the market for cord blood stem cells is enhanced by the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, a newborn’s U-Cord™ cells are stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

CCEL Cellular Storage Systems

During the period since its inception, the Company’s research and development activities have principally involved the design and development of its cellular storage systems (“CCEL Cellular Storage System”) and in securing patents on these systems. Currently the CCEL system is used exclusively by the Company. Certain licensees may use this system in the future.

The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors or other media. The units are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The Company believes its efficient use of storage space and a dual identification system for inventory control is a competitive advantage.

The Company has designed and holds patents on its system, which makes use of the latest in computer, robotics and bar code laser scanning identification technologies. The unit is assembled by a contract manufacturer utilizing the Company’s patented designs. The final assembly of the unit, rendering the unit suitable for its intended medical purpose, is done at the Company’s headquarters in Clearwater, FL. The Company has deployed its CCEL II system for use and has abandoned design and development of the CCEL III system.

Marketing Cellular Storage Services

The Company currently preserves approximately 50,000 cord blood stem cell specimens for the exclusive use of those families who have elected to store them with CRYO-CELL. The Company believes it is currently the world’s largest private cord blood stem cell bank in terms of the number of stem cell specimens preserved. The Company utilizes a strategy of offering a quality U-Cord™ service at a competitive price. The Company provides several other key competitive advantages: a safe, secure and monitored storage environment, the extra protection of dual-storage, demonstrated success in the transplant of processed specimens, 7 day per week processing capability, and a 24 hour, 7 day per week clinical support staff to assist clients.

The Company’s growth has been facilitated by a variety of referral sources. Sources of new expectant mother referrals during 2002 were provided by physicians, midwives and childbirth educators, followed closely by client-to-client referrals, and repeat clients storing the stem cells of their additional children. This strong referral base has permitted the Company to grow without some of the traditional, more expensive marketing approaches such as a dedicated field sales force. The Company intends to invest in marketing strategies that increase the awareness of its services directly to expectant parents and to other groups who provide advice to expectant parents such as medical caregivers and hospital personnel.

The Company markets its preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company’s clinical support team of specially trained R.N. and L.P.N. nurses are available 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

During 2002, the Company increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals. In addition, the Company exhibited at conferences, trade shows and other meetings attended by medical professionals. A growing portion of client referrals to the Company are from medical and caregiver professionals.

In January 2002, the Company redesigned and enhanced its Web site, (URL: www.cryo-cell.com). The improved site is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the U-Cord™ service and download enrollment forms. Viewers may also tour CRYO-CELL facilities, read about CRYO-CELL’s successful transplants, and other topical information.

To increase awareness among expectant parent audiences, the Company continues to promote its service in several national targeted prenatal magazines including American Baby, Fit Pregnancy, Pregnancy and ePregnancy. Expectant parents have also received information via emails and newsletter links through BabyCenter.com, an important on-line educational resource for expectant mothers and fathers.

During second quarter 2002 the Company launched the third year of the three-year marketing program entered into in 2000 with Lamaze Publishing. The media program included the sponsorship of the Lamaze “You and Your Baby” tutorial tape and full-page advertisements. Under the program, the Company has exclusivity on the tutorial tape in the cord blood storage category during the term of the agreement. The program will expire during the second quarter of 2003.

In March 2000, the Company launched its Mother to Mother™ Educational Network. The network is comprised of clients who have stored their newborn’s U-Cord™ blood stem cells with the Company. These independent contractors contact expectant parents, OB/GYN’s and medical caregivers advising them of the Company’s affordable service, and receive a small entitlement if these parents become clients.

Stem Cell Preservation Technologies, Inc.

On July 25, 2001 the Board of Directors of CRYO-CELL International, Inc. announced that the Company would declare and distribute a stock dividend in the shares of its then wholly owned subsidiary, Stem Cell Preservation Technologies, Inc. (‘SCPT’). SCPT is a development stage company, which will be involved in the development of marketing programs for the collection and preservation of adult stem cells. Until the anticipated dividend of the SCPT shares is consummated, the Company will include SCPT in its consolidated financial statements.

Shareholders of record of CRYO-CELL on August 31, 2001 are expected to receive a distribution of three shares of Stem Cell Preservation Technologies, Inc. common stock for every four shares of CCEL that they owned on the record date. The payment date of the shares to be distributed is expected to follow the anticipated effective date of a registration statement relating to such distribution. Subsequent to an effective registration statement, the Company will own approximately 24.9% of SCPT. In June 2002 SCPT filed the original registration statement. In November 2002 SCPT responded to the first round of comments from the Securities and Exchange Commission and is now responding to additional comments. Upon the effective date of the registration statement and distribution of the shares, shareholders will thereafter be able to sell one-third of their shares immediately and the remaining two-thirds equally over the two years following the effective date.

Prior to the spin off of SCPT, and continuing thereafter, the Company and SCPT will be partners in the sharing of certain revenues earned by SCPT. In exchange for $3,000,000 in cash and common stock ($600,000 in cash, $2,400,000 in common stock of CCEL) the Company is to receive in perpetuity a fixed portion of all income derived from the storage of adult stem cells, for up to 50,000 specimens originating from customers from each of the states of New York and Illinois. An operational agreement has been established between the Company and SCPT for the processing and storage of SCPT client specimens.

SCPT is still in a development stage and there is no assurance that it will be able to commercialize its business or be able to do so at a profit. SCPT may be required to raise additional capital to maintain itself as a viable entity. There is no assurance that it will be able to raise such capital, if required. Recently, its CEO and CFO resigned. Subsequently, Daniel D. Richard, former Chairman and CEO of the Company, has assumed the position of CEO.

Safti-Cell, Inc.

In October 2001, the company sold 90% of Safti-Cell, Inc., an inactive subsidiary of the company, to Red Rock Partners, an Arizona general partnership, in exchange for 2% of future storage revenues. Mr. Charles Nyberg, a current member of the Board of Directors of the Company, owns an interest in Red Rock Partners. The sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. The sale required that the partnership invest capital in land, buildings, equipment and personnel sufficient to provide back-up dual cryogenic storage of umbilical cord stem cells for the Company. Red Rock Partners has advised the Company it has invested in excess of one million dollars to bring such facilities into operation. These operations, which commenced in October 2002, have delivered increased revenues to the Company. An expanded building and facilities program is expected to be implemented over the next 18 months to facilitate expanded dual cryogenic storage capacity for the Company.

Saneron CCEL Therapeutics, Inc.

In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University’s laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. CCEL BIO-THERAPIES, Inc. and the University are co-assignees of a filed patent application covering the technology. An application has been made for federal grants (STTR research grants) on behalf of CCEL BIO-THERAPIES, Inc. In addition, an application was filed for a State of Florida I-4 (now Hi-Tech Corridor) matching grant. The Company has been granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any future product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company’s common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company’s common stock. The University was awarded the Hi-Tech Corridor grant in the amount of $100,000. In September 2001, CCEL BIO-THERAPIES was awarded the STTR grant in the amount of $107,000.

In October 2001, Saneron Therapeutics, Inc. merged into CCEL Bio-Therapies, Inc., which then changed its name to Saneron CCEL Therapeutics, Inc. As part of the merger, the Company contributed 260,000 shares of its common stock and 195,000 shares of common stock of SCPT. The world marketing rights granted through licenses to Saneron and CCEL BIO-THERAPIES, INC. have been assigned to the merged company. Saneron CCEL Therapeutics, Inc. has been granted patents in many countries throughout the world for the therapeutic use of sertoli cells. Intellectual property for human cord blood as a source of stem cells has been filed jointly by the University of South Florida and Daniel D. Richard and has been assigned to Saneron CCEL Therapeutics, Inc. At the conclusion of the merger the Company retained a 43.42% minority interest in Saneron CCEL Therapeutics, Inc. The Company recognized an expense of $303,389 for the year ended November 30, 2002 under the equity method of accounting from this minority owned subsidiary.

In September 2002, Saneron CCEL Therapeutics, Inc., Collagen Matrix, Inc. and the University of South Florida were awarded a Florida High Tech Corridor grant in the amount of $131,000 to conduct research on the use of sertoli cells and collagen matrices to treat peripheral nerve injury.

In February 2003 an independent valuation appraised the Company’s 43.42% minority stake in Saneron CCEL Therapeutics, Inc. at $3 million.

Revenue Sharing Agreements

In addition to revenues generated from sales to customers, the Company may enter into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contract with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company an up-front fee for the rights to these future payments. These agreements can take considerable time to negotiate and finalize. Given the criteria under which these RSAs are established, revenue recognition and cash receipts from these contracts can fluctuate from period to period.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 will be paid through their Revenue Sharing entitlements to their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this RSA. Mr. Nyberg purchased this RSA prior to the time he became a member of the Board.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces.

New York. On February 26, 1999, the Company entered into a modified Revenue Sharing Agreement with Bio-Stor International, Inc. (‘Bio-Stor’) for the state of New York. The Company will credit the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

On November 5, 1998 an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a Revenue Sharing Agreement in the state of New Jersey. The new agreement has transferred the $100,000 investment to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

New Jersey. On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company is in the process of foreclosing and has deemed the $370,000 receivable to be uncollectable. This amount has been fully reserved for and charged to operations as a provision for doubtful accounts.

Texas. On May 31, 2001 the Company entered into an agreement with two investors affiliated with the Company entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid in cash on August 30, 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces.

Patents

The Company has been granted several patents with respect to its cellular storage units. In addition, the Company has filed several additional United States and foreign patents. There can be no assurances, however, that the pending patent applications will be issued as patents or, if issued, that the patents will provide the Company with significant protection against competitors.

Competition

The growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing number of competitors. The Company competes against numerous local, regional and national companies. A number of these companies, including Cord Blood Registry, Inc. and Viacord (a division of Viacell, Inc.) are viable competitors and have considerable resources, reasonably strong marketing campaigns, field sales representation and substantial customer bases. They also charge a substantially higher price for similar services. The Company also encounters the proliferation of public cord blood banks that encourage parents to donate their newborn’s cord blood rather than privately bank it.

The Company believes that its affordable pricing strategy, technical laboratory expertise, dual storage differentiation, superior customer service, multiple marketing efforts, Company longevity, and size of its client base will allow it to maintain and grow unit market share leadership. The Company believes that it currently competes favorably due to these factors.

The Company relies heavily on referrals from clients and medical caregivers, including physicians, midwives and childbirth educators.

Research, Development and Related Engineering

The Company has incurred $219,657 during fiscal 2002, compared to $51,067 during fiscal 2001, on research, development and related engineering expenses. In fiscal 2002 and 2001 these expenses were attributed to the design, development and validation of the Company’s CCEL II technology.

Government Regulation

The CCEL Cellular Storage Systems technology is a Class II device and falls under the Food and Drug Administration’s (FDA) regulations at 21 C.F.R. § 864.9700 (“Blood Storage Refrigerator/Freezer”). Devices regulated under this statute is exempt from the 510(k) notification requirements but still must be manufactured in a cGMP environment. In October 2001, the Company listed the CCEL II as a Class II medical device with Food and Drug.

To date, the FDA does not regulate banks that collect and store cord blood for private or family use but will require these banks to register with the FDA in January 2004. In January 2003, the Company voluntarily registered with the FDA as will be required pursuant to 21 C.F.R. § 1271, 207.20 and 807.20. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor.

In June 1998, the Company was granted a license to operate in the state of New York. The New York Department of Health approved the Company’s application to operate as a comprehensive tissue procurement service, processing and storage facility. This license allows the Company to offer its cord blood stem cell storage services to the residents of New York.

In September 1999, the Company was granted a Blood Bank license to operate in the State of New Jersey. The Company believes that it is now authorized to operate in all 50 states.

The Company’s international licensees may be impacted by evolving legislation and regulations governing private cord blood banking in various jurisdictions throughout the world.

Employees

At February 28, 2003 there are 38 full-time and 9 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

International

In fiscal 2000 the Company began entering into licensing agreements with certain parties in various international areas in an attempt to capitalize on the Company’s technology. The following details the background and current status of the significant agreements.

Europe. On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd. for the exclusive license to market the Company’s U-Cord™ program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord™ program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and is to receive royalties of 10.5% to 18% of adjusted U-Cord™ processing and storage revenues, respectively, to be generated in Europe. The Company also granted COLTEC, Ltd. a three-year option to purchase 100,000 shares of the Company’s common stock ($8.00 exercise price) and issued 100,000 additional options ($10.00 exercise price) to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. Subsequent to the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, N.V. (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement. COLTEC assigned its rights and obligations under this agreement to CCEU, to which the Company consented. On September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CCEU. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CCEU. On August 28, 2001 CCEU effectively exercised its options to purchase 200,000 shares of the Company’s common stock by issuing to the Company a 21.9% interest in CRYO-CELL Italia, Srl, a subsidiary of CCEU (see “Italia” below.) The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company has charged $410,333 to operations as an asset impairment.

On October 3, 2001, the Company issued CRYO-CELL Europe, N.V. 17,750 shares of the Company’s common stock for payment of an option to acquire an additional 60% interest in CRYO-CELL Europe, N.V. for $13,500,000. The Company elected not to exercise the option and charged the option’s cost of $112,713 to operations in fiscal 2002.

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement. Based upon CCEU’s actual revenues since inception through August 2002, the Company calculated that it had earned royalties of $380,743. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement, which the Company disputes. As of November 30, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, the Company is reviewing all its remedy options to collect this outstanding receivable.

Italia. On August 28, 2001, the Company entered into an agreement with CCEU to purchase 21.9% of CRYO-CELL Italia, Srl (‘CCI’) from CCEU’s equity for $1,800,000. In October 2001 SCPT purchased 2.19% of CCI for $150,000 in cash. The Company is to receive a portion of the processing and storage fees generated by CCI’s operations. The Company’s equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options from CCEU (see “Europe” above.) An independent appraisal of the Company’s effective 24% interest (on a combined basis with SCPT) was performed in February 2003 to determine the fair market value of this investment. As a result of the appraisal, the Company determined that the value of this investment has been impaired. Accordingly, the Company charged $1,471,500 to operations as an asset impairment in fiscal 2002.

In July 2002 the Company was informed by a 51% shareholder of CCI that the shares of CCI that were purchased by the Company and SCPT from CCEU have not yet been reflected on CCI’s register. The Company has sent all appropriate documentation to CCI to meet the requirements of Italian law. The Company is currently awaiting the receipt of the original documents reflecting the Company’s ownership on CCI’s register.

In February 2002, the Italian Ministry of Health issued an ordinance restricting private cord blood collection. The statutory basis under Italian law for this action was Section 107 of the Regulation of Transfusion and Production of Blood Products, which requires that these activities be conducted by duly licensed organizations. In April and May 2002 petitions against the ordinance were brought by CCI and three mothers in separate actions. CCI and the mothers prevailed in all circumstances resulting in the court permitting the collection and export of the cord blood specimens. The decisions of the lower courts, however, were upheld upon appeal by the Regional Tribunal. In January 2003, the Italian Ministry of Health extended the previously issued ordinance for an additional year. Draft blood product and banking legislation is currently pending in the Italian Parliament which includes a provision that expressly allows private cord blood banking activities within the country. There can be no assurances that such legislation will be enacted in the future. Absent additional financings, CCI may not be able to fund or continue its operations.

Mexico. On June 13, 2001, the Company entered into an agreement, as amended in October 2001, for the exclusive license to market the Company’s U-Cord™ program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the

U-Cord™ program throughout Mexico, Central America and Ecuador. The initial up-front cost of the license is $600,000 and the Company will receive licensing fees of 15% and 25% of the adjusted U-Cord™ processing and storage revenues, respectively, generated in Mexico and Central America. The agreement required CRYO-CELL de Mexico to purchase 100,000 warrants at $1.00 each to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. As of November 20, 2002, $400,000 of the $600,000 initial cost was received. On January 28, 2003, subsequent to the balance sheet date, the Company received an installment of $100,000. The final $100,000 payment is due in the second quarter of 2003.

Israel/Middle East. In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord™ program in Israel, the Middle East and Turkey. The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord™ processing and storage revenues, respectively, to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 in fiscal 2001 and the balance was to be paid in three installments. Per the agreement the licensee had the right to cancel the Middle East and Turkey portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Middle East and Turkey license. CCEL ME has subsequently informed the Company that they will not be able to pay the remaining portion of the license fee. In October 2002, the Company modified the terms of the license. The Company has forgiven the remaining balance due in exchange for the surrender of the warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.00 per share which were previously issued to CCEL ME. The Company and CCEL ME have agreed to terminate these warrants and apply their current value aggregating $1.00 toward the remaining portion of the license fee.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company entered into a seven-year lease in September 1997 for its corporate headquarters in Clearwater, Florida. The 7,500 square foot facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its supporting scientific offices for approximately $157,000 annually. In October 2002 the Company entered into a two-year lease for 2,500 square feet of additional office and storage space located in Clearwater, Florida for approximately $32,000 annually. The Company believes that these facilities are adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

The Company is periodically involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in such litigation and regulatory proceedings from time to time. While the Company believes that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case. In addition to the forgoing, the Company is currently involved in the following:

I. On or about August 21, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-006665-CI-15) was filed in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. The complaint alleges discrimination in employment and a hostile working environment, and seeks damages in excess of $150,000. The Company believes the suit is without merit and has adequate defenses and will vigorously defend against the action. The Company has filed a counterclaim to seek recovery for a $20,000 promissory note issued to Dearth while she was an employee.

II. On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit, which seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents. The Company also notes that it believes that the corresponding patents in other jurisdictions outside the United States have been invalidated. The litigation is still in the discovery stage, with trial scheduled for October, 2003. The Company anticipates that in April, 2003, it will file a motion for summary judgment seeking disposition of the case in its favor before trial.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In January 1997, the Company’s stock began trading on the NASDAQ Small Cap market. The Company’s common stock traded on the Over-The-Counter market since January 10, 1991, the date of the Company’s initial public offering. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company’s common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2001
February 28, 2001	5.03	2.19
May 31, 2001	5.22	3.19
August 31, 2001	10.26	4.91
November 30, 2001	7.10	3.75

2002
February 28, 2002	6.15	4.65
May 31, 2002	4.70	2.24
August 31, 2002	5.62	2.95
November 30, 2002	3.04	1.56

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of February 28, 2003 the Registrant had 384 shareholders of record, and management believes there are approximately 4,500 additional beneficial holders of the Company’s common stock.

ITEM	6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERTION

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2002, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

Overview

The Company was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company’s current focus is on the processing and preservation of umbilical cord (U-Cord™ ) blood stem cells for autologous/sibling use. The Company believes that it is the fastest growing commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company’s original mission of affordable U-Cord™ blood preservation remains in effect with a parallel focus on service and quality differentiation (e.g. dual storage), which the Company believes will allow it to maintain and grow unit market share leadership. These technologies include a process for the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, Florida handles all aspects of its business operations including the processing and storage of specimens. In October 2002, the Company began to offer dual storage of each client’s specimen at a facility located in Sedona, Arizona. The specimens are stored in both the Company’s proprietary cellular storage system (“CCEL II”) and commercially available cryogenic storage equipment. Historically, the Company has been financed primarily through both the private and public equity markets and is currently the only public company offering the private storage of cord blood.

The Company has historically generated revenue through (i) the sale of the U-Cord™ storage program to customers including annual renewal fees and (ii) the one time up-front payments received from Revenue Sharing Agreements (“RSAs”) entered into with individuals and entities for specific geographic territories. To date, the Company has entered into four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). The Company did not enter into any RSAs in fiscal 2002 and there is no assurance that the Company will enter into any RSAs in the future. For the years ended November 30, 2002 and 2001, revenue from RSAs accounted for 0% and 13%, respectively.

While the Company may not receive any further up-front revenues from entering into RSAs, its earnings is expected to be impacted by the payments it is obligated to make under the existing RSAs. For the years ended November 30, 2002 and 2001, the Company incurred expenses of $217,520 and $107,890, respectively, under the RSAs.

Going forward, the Company intends to focus on its core business of marketing the U-Cord™ storage program and increasing the number of customers enrolled, with an emphasis in the U.S. market. The Company is currently working to control costs in order to achieve profitability. In order to return to profitability, the Company needs to achieve increases in revenue from its U-Cord™ storage programs and reduce expenses. The Company cannot assure whether or when it will return to profitability or whether it will be able to sustain such profitability, if achieved.

Results of Operations

Revenues. For the fiscal year ended November 30, 2002, the Company had revenues of $7,073,094 compared to $5,648,463 in the prior fiscal year representing a 25% increase. Included in fiscal 2001 revenues is $750,000 from the sale of a Revenue Sharing Agreement. Therefore, actual processing and storage revenue from sales to customers increased $2,174,631 or 44%. The increase in revenues reflects the significant growth in processing and storage revenue associated with the Company’s U-Cord™ stem cell program. Due to the increasing client base, recurring annual storage revenues were $1,213,473 in 2002 and $541,531 in 2001, representing an increase of 124%.

The Company believes that its growth is a result of the increasing effectiveness of its various marketing programs.

Cost of Sales. For the fiscal year ended November 30, 2002, cost of sales was $2,495,131, as compared to $1,656,048 in 2001, representing 35.3 % and 33.8%, respectively, of processing and storage revenues. The slight increase in cost of sales is attributable to new enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2002, were $6,055,754 as compared to $3,950,759 in 2001, an increase of 53%. Marketing, general and administrative expenses were 86% of processing and storage revenues in fiscal 2002 compared to 81% for the same period in fiscal 2001. This increase is primarily the result of increased funding of SCPT of approximately $501,000 relating to start-up operational expenses, an increase in legal fees of $390,000, a payment of $250,000 in 2002 reflecting a retirement bonus paid to the Company’s founder and former Chairman, the write off of $198,000 relating to a forfeiture of deposits on an equipment order that was cancelled, and $161,000 of consulting fees associated with the implementation of new production and quality systems. These items accounted for $ 1.5 million or 71% of the increase this year. The increase in legal fees is attributable to a variety of reasons including litigation, both on-going and settled, and compliance with the Sarbanes-Oxley Act of 2002. The Company cannot provide assurances that legal fees will be reduced in the foreseeable future.

Stem Cell Preservation Technologies, Inc. marketing, general and administrative expenses during fiscal 2002 were $583,561 versus $82,380 in fiscal 2001. The expenses incurred are primarily related to salaries and professional fees associated with the continuing development of SCPT.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2002, were $219,659 as compared to $51,067 in 2001 an increase of 330%. As a percentage of processing and storage revenues, research, development and related engineering expenses were 3.1% and 1% in 2002 and 2001, respectively. As of November 30, 2002, $210,000 was accrued for the costs associated with the additional modifications of the Company’s second-generation cryogenic preservation equipment (CCEL II). The expenses incurred in 2001 reflect the funding of the research project between the Company’s subsidiary, CCEL Bio-Therapies, Inc. and the University of South Florida at Tampa.

During the period since its inception, the Company’s research and development activities have principally involved the design and development of its cellular storage systems (CCEL II) and in securing patents on same. The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors, or other media. The units are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The Company is the assignee of all patents on the units.

Provision for Doubtful Accounts. On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the state of New Jersey for $500,000 of which $130,000 has been paid. The balance was to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. The investors informed the Company that they were unable to pay the notes. The Company is in the process of foreclosing and has deemed this receivable to be uncollectable. The remaining balance of $370,000 has been fully charged to operations in fiscal 2002. Additionally, during 2002, the Company recognized a reserve of $128,540 to offset the current royalty receivable due from CCEU under the terms of the license agreement, wrote off $41,000 in Notes Receivable and increased its provision for doubtful accounts on its trade receivables by $55,000.

Impairment of Assets. The Company has had several independent valuations performed in order to determine the value of certain investments. In fiscal 2002 the following investments have been reduced by the amount indicated to reflect their fair market value as of November 30, 2002: CRYO-CELL Italia, S.r.l.—$1,471,500, and CRYO-CELL Europe, N.V.—$410,333. The Company will continue to monitor these investments, but there can be no assurances that future impairments will not occur. Also during fiscal 2002 management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would be not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $971,461 of which $679,678 related to the Company’s abandonment of its third-generation cryogenic preservation equipment. The additional $291,783 charge to operations is for the reduction in value of certain other equipment.

Other Income Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. The following table sets forth a schedule of Other Income for 2002 and 2001.

	2002	2001
License Agreements
Europe	$235,000	$700,000
Israel	100,000	—
Mexico	100,000	500,000

Total License Agreements	435,000	1,200,000

Royalty and Sublicense Income
Europe—royalties	360,289	20,454
Mexico—royalties	54,485	—
Mexico—sublicense fee	50,411	—

Total Royalty and Sublicense Income	465,185	20,454

Total Other Income	$900,185	$1,220,454

Approximately $324,000 of the royalty earned from Europe has not been paid. The Company has recognized as an expense a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid.

There can be no assurances that income from licenses and royalties will continue at the same rates as in the past.

Liquidity and Capital Resources

At November 30, 2002, the Company had cash and cash equivalents of $1.935.532 as compared to $5,540,751 in 2001. The decrease in cash and cash equivalents was primarily attributable to the purchase of $3,079,661 in marketable securities and purchases of property and equipment of $1,137,885, offset by proceeds from the sales of securities of $391,830 and cash flow from operations of $201,557.

Through November 30, 2002, the Company’s sources of cash have been from sales of its U-Cord™ program to customers, and the sales of Revenue Sharing Agreements. The Company does not have a line of credit or other type of financing instrument.

The Company anticipates that its cash on and cash equivalents marketable securities and cash flows from operations will be sufficient to fund its operations for its foreseeable future. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services.

Since inception SCPT’s costs and expenses have been funded by capital contributions, advances from CRYO-CELL for the purchase of Revenue Sharing Agreements, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and from the sale of common stock. To date, cash has been expended primarily for the development of SCPT’s business plan.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For further discussion of the Company’s significant and critical accounting policies, refer to Note 1—“Summary of Significant and Critical Accounting Policies” to the Consolidated Financial Statements in contained in Item 7 of this document.

Investment valuations

The Company has made several significant investments in entities that operate in related businesses. The Company has made these investments in order to expand into international markets and be involved in the area of stem cell research. The Company periodically, and at least annually, reviews its investments for possible impairment and, if necessary, adjusts the carrying value of such investments.

Revenue Sharing Agreements

The Company enters into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contract with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company an up-front fee for the rights to these future payments. These agreements can take considerable time to negotiate and finalize. Given the criteria under which these RSAs are established, revenue recognition and cash receipts from these contracts can fluctuate from period to period. The Company uses estimates and judgments in recognizing income under these agreements. It is possible that revenue previously recognized under a agreement may become uncollectable. The Company periodically, and at least annually, reviews its RSA receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectable account.

License and royalty agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee for the exclusive rights to use the Company’s marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for license and royalty revenue, the Company uses estimates and judgments in determining the timing and amount of revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectable account.

Marketable securities

The Company has certain investments in money market funds, which area categorized as marketable securities. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

Litigation

The Company is periodically involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in such litigation and regulatory proceedings from time to time. The Company regularly reviews any such litigation and regulatory proceedings for possible adverse outcomes, and provides estimates for the possible liability to the Company from such adverse outcomes, as it considers appropriate.

Risk Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-KSB. The risks and uncertainties described below are not the only ones we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

We have a history of losses and we may not achieve profitability.

We have recently incurred significant losses. For the year ended November 30, 2002, we incurred a net loss of $5,327,485. As of November 30, 2002 we have an accumulated deficit of $13,258,715. We may incur additional losses as we continue to adjust our costs and expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We cannot assure our stockholders that we will achieve significant additional revenues, or that we will become profitable and, if so, sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our stockholders that additional capital will be available to us in the future on favorable terms, or at all. The various elements of our business strategies, including marketing activities and obtaining increased market acceptance, may require additional future capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to operate profitably, including further research and development and sales and marketing activities, would be significantly limited.

Possible Need for Additional Capital

The Company currently has in excess of $4,800,000 in cash, cash equivalents and liquid marketable securities and has sufficient operating capital for at least the next 12 to 18 months. There can be no assurance that sales will continue to increase or even maintain current levels. The Company believes there will be no need to raise additional capital in the next twelve months. There can be no assurance that such capital, if needed, will be available.

If our umbilical cord blood stem cell storage services do not achieve continued market acceptance we will not be able to generate revenue necessary to support our business.

We anticipate that service fees from the processing and storage of umbilical cord blood stem cells will comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners, and the time and expense required to accomplish such education and awareness of our services and its potential benefits could adversely affect market acceptance. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to gain market acceptance of our services, we will not be able to generate enough revenue to be profitable.

We may not be able to successfully grow or operate our business.

Our business may decline, may not grow or may grow more slowly than expected. There can be no assurance that we will be able to grow or effectively operate our business. To the extent we are unable to achieve growth in our business we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business. Our success will depend in large part on widespread market acceptance of cryopreservation of stem cells. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to increase sales and marketing or to develop our technology and cord blood processing and storage systems, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely effected and if sustained could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our revenue could be adversely affected.

If we do not obtain and maintain necessary domestic regulatory registrations, approvals and comply with ongoing regulations, we may not be able to market our services in the United States.

Our stem cell storage systems technology is a Class II device and falls under the Food and Drug Administration’s (FDA’s) regulations for (“Blood Storage Refrigerator/Freezer”). These devices have been granted an exemption from the 510(k) notification requirements as outlined in 21 C.F.R. 21 § 864.9700 but manufacturing still must be in compliance with cGMPs as spelled out in 21 C.F.R. § 820. In October 2001, we listed the CCEL II as a Class II medical device with the FDA. Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003. Future FDA conditions or regulations could adversely impact or limit our ability to market or perform or services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a portion or our other income and our international growth may be limited if we are unable to successfully manage our international activities.

Our licensing activities in Europe, Israel and Mexico/Central America, accounted for $900,185 and $1,220,454 of other income for the years ended November 30, 2002 and 2001 respectively. In addition, we have made direct equity investments in Cryo-Cell Europe NV (7%) and Cryo-Cell Italia, Srl. (24%). We are subject to a number of challenges that relate to our international business activities. Our growth and future license income and return on investments from these sources will be impacted by these challenges, which include:

•	Our inability to derive any royalties to date from Cryo-Cell Italia, Srl due to Italian law limitations regarding the storage of umbilical cord blood;

•	Our recent disputes with Cryo-Cell Europe, NV regarding our license agreement and its refusal to make royalty payments owed to us;

•	Our recent modifications to the license agreement with Cryo-Cell Middle East, Inc. from covering the entire Middle East to covering Israel;

•	Failure of local laws to provide the same degree of protection against infringement of our intellectual property rights;

•	Certain laws and business practices that could prevent our business from operating or favor local competitors, which could slow or limit our growth in international markets;

•	Entering into licensing agreements with organizations capable of undertaking and sustaining operations; and

•	The expense of entering into licensing and investment arrangements in new foreign markets.

Currently, the majority of our international license fees are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful and may suffer. We recently wrote down the carrying value of our investment in Cryo-Cell Italia, Srl from $1,950,000 to $478,500, due to the regulatory difficulties encountered in Italy. We also recently wrote down $128,540 of our royalty receivable from Cryo-Cell Europe, NV and the carrying value of our investment in Cryo-Cell Europe, NV from $1,150,000 to $739,667. To the extent our international business activities do not significantly improve in the near future we could have further write downs of receivables arising from our licensing agreements and write downs of investments made in foreign businesses.

If we are unable to protect our intellectual property from use by third parties, our ability to compete in the market will be harmed.

We rely, in part, on our ability to obtain and maintain patent protection for our products by filing United States and foreign patents related to our technology, inventions and improvements. However, there can be no assurance that third parties will not seek to assert that our devices, systems and services infringe their patents or seek to expand their patent claims to cover aspects of our technology. As a result, there can be no assurance that we will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent granted in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties’ proprietary rights. Any public announcements related to such litigation or regulatory proceedings that we initiate, or that are initiated or threatened against us by our competitors, could adversely affect the price of our common stock. We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position, and we typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any breach. Failure to protect our intellectual property would limit our ability to produce and/or market our products in the future and would likely have an adverse affect on the revenues generated by the sale or license of such intellectual property.

We are involved in intellectual property litigation which may hurt our business, may be costly to us and may prevent us from selling or licensing our products or services.

On February 22, 2002, Pharmastem Therapeutics, Inc. filed a lawsuit in United States District Court of Delaware against us and eight other industry participants alleging that our cord blood banking services infringed upon Pharmastem’s United States Patent Nos. 5,004,681 and 5,192,553. Pharmastem’s complaint sought damages, attorneys’ fees and increased damages alleging willful patent infringement and seeks an injunction against us. We served our Answer. The litigation is still in the discovery stage, with trial scheduled for October, 2003. The Company anticipates that in April, 2003, it will file a motion for summary judgement seeking disposition of the case in its favor before trial. We believe that all of our services could be affected however, the Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents by this litigation. This litigation is an integral part of the services we provide which account for essentially all of the Company’s revenues for the year ended November 30, 2002. If we lose the suit brought by Pharmastem for the patent infringement claims, we may be prevented from marketing our services as currently configured without first obtaining a license to the disputed intellectual property from the successful party or modifying the services we offer. Obtaining a license could be expensive, or could require that we license to the successful party some of our own proprietary technology, either of which could result in serious harm to our business. In the event that a successful party is unwilling to grant us a license, we will be required to stop marketing our services that are found to infringe the successful party’s patents unless we can redesign them so they do not infringe these patents, which we may be unable to do. Whether or not we are successful in this lawsuit, the litigation could consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure during the discovery process.

A failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 50,000 specimens in Clearwater, FL and approximately 1800 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

Because our industry is subject to rapid technological and therapeutic changes and new developments, our future success will depend on the continued viability of the use of stem cells.

Our success will depend to a significant extent upon our ability to enhance and expand the use of and utility of our services so that they gain increased market acceptance. There can be no assurance that expectant parents will use our services or that our services will provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on our business, financial condition and results of operations. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells and our equipment obsolete and unmarketable. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services we provide.

We may be required to spend substantial amounts to comply with new legislative and regulatory initiatives relating to patient privacy.

Regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that require us to adopt business procedures designed to protect the privacy of each of our patients’ individual health information. The Department of Health and Human Services recently issued health privacy regulations which require compliance by April 14, 2003 for most health care organizations, including us, and we may incur additional costs associated with compliance. We cannot predict the impact of these regulations on our business. Compliance with these regulations may require management to spend substantial time and effort on compliance measures. If we fail to comply with the new regulations, we could suffer civil penalties up to $100 per violation with a maximum penalty of $25,000 per each requirement violated per calendar year and criminal penalties with fines up to $250,000 per violation.

Our information systems are critical to our business, and a failure of those systems could materially harm us.

We depend on our ability to store, retrieve, process and manage a significant amount of information. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

The stem cell preservation market is increasingly competitive.

Stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of stem cell preservation businesses and providers of stem storage services. Certain of our competitors may have greater financial and other resources than us. Competitors with greater access to financial resources may enter our markets and compete with us. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to grow our revenue and maintain our existing business on terms that are favorable to us.

Our failure to comply with laws related to hazardous materials could materially harm us.

We are subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling and disposal of that material. Although we believe we are in compliance with all applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that would have an adverse effect on us.

Risks Related to Our Stock

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We have not paid cash dividends and do not expect to in the future, which means that the value of our shares cannot be realized except through sale.

We have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying cash dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay cash dividends on common stock will be made by the Board of Directors from time to time in the exercise of its business judgment. Furthermore, we may be restricted from paying dividends by the terms of any credit facility we enter into.

We may be unable to consummate the dividend of the Stem Cell Preservation Technologies, Inc. common stock.

On July 25, 2001, our Board of Directors declared a dividend in the form of common stock in a wholly owned subsidiary, Stem Cell Preservation Technologies, Inc. (“SCPT”), to stockholders of record on August 31, 2001. Stockholders of record are expected to receive a distribution of three shares of common stock of SCPT for every four of our shares they owned on the record date. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 taking into consideration the fact that SCPT had not yet engaged in any operations, but rather was a development stage company. The payment date of the shares to be distributed is expected to follow the effective date of a registration statement filed by SCPT. In June 2002, SCPT filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to the expected distribution of the SCPT shares to our shareholders of record on August 31, 2001. SCPT is in the process of responding to comments received from the SEC on the amended registration statement. While it is anticipated that the SCPT registration statement will be declared effective, there can be no assurances that SCPT will be able to successfully and satisfactorily respond to the SEC’s comments in order to have the registration statement declared effective. To the extent SCPT is unable to have the registration statement declared effective, we would be unable to consummate the dividend of SCPT shares.

In October 2002, we entered into a revenue sharing agreement with SCPT, which required us to make an up-front payment of $3,000,000 to SCPT, consisting of cash and common stock ($600,000 in cash, $2,400,000 in common stock of CCEL). In exchange for the up-front payment, we received the right, in perpetuity, to a fixed portion of all income derived from the storage of adult stem cells by SCPT for up to 50,000 specimens originating from customers from each of the States of New York and Illinois. We have limited rights under the revenue sharing agreement other than to seek arbitration. To date SCPT has not stored any adult stem cells or commenced any meaningful operations. SCPT has relied upon proceeds from the sales of its common stock and the cash component from our revenue sharing agreement for its working capital. Absent further capital infusions, SCPT would not be able to continue as a going concern. There can be no assurance that SCPT will continue as a going concern. To the extent that SCPT is unable to raise additional capital or successfully conclude the registration process it may need to take further actions which may adversely impact the value of our RSAs and our ability to consummate the stock dividend of the SCPT shares. To the extent the dividend is not consummated our results could be materially adversely effected.

Our common stock price may be volatile and you may not be able to resell your shares of our common stock at or above the price you paid.

The market price for our common stock is likely to be highly volatile and is likely to experience wide fluctuations in response to factors including the following:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the stem cell preservation business;

•	changes in the economic performance or market valuations of other stem cell storage companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of additional shares of common stock by us;

•	adverse results on existing or potential new litigation;

•	investor perceptions of us and the stem cell preservation business;

•	general economic trends and market conditions;

•	adverse announcements by our competitors; and

•	adverse publicity.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, our stock price has fluctuated from a high of $10.26 to a low of $1.56. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities. As a result, investors in our common stock may not be able to resell their stock at or above the price at which they purchase it.

We may be unable to maintain the listing of our common stock on the Nasdaq SmallCap Market and penny stock rules may apply to the sale of our common stock, which, in each case, would make it more difficult for you to dispose of your common stock.

Our common stock is listed on the Nasdaq SmallCap Market under the symbol “CCEL.” We cannot guarantee that it will always be listed. The Nasdaq SmallCap Market rules for continual listing include minimum stock price and other requirements, which we may not meet in the future, particularly if the price of our common stock declines.

If our common stock is delisted from the Nasdaq SmallCap Market, trading in our common stock would be conducted, if at all, in the over-the-counter market in the so called “pink sheets” or, if available, on the NASD’s OTC Bulletin Board. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of the common stock.

There are separate rules regulating broker-dealers who trade on behalf of customers in unlisted stocks. These rules require broker-dealers to:

•	sell common stock only to purchasers for which transactions in penny stocks are suitable unless such purchasers are established customers as defined in Rule 15g-9 of the Securities Exchange Act of 1934;

•	sell common stock only to purchasers that have sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; and

•	receive the purchaser’s written consent to the transaction prior to sale.

The Securities and Exchange Commission has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. Broker-dealers engaging in the sale of penny stocks must comply with the following requirements:

•	delivery to purchasers, prior to the transaction, of a risk disclosure statement prepared by the Securities and Exchange Commission relating to the penny stock market;

•	disclosure to purchasers of the commissions payable to the broker-dealer and its registered representative;

•	disclosure to purchasers of current quotations for the securities; and

•	delivery to customers with monthly statements disclosing recent price information for all penny stock held in the customer’s account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules because of the lack of ability or incentive of broker-dealers to sell our common stock.

Many securities listed on the Nasdaq SmallCap Market would be covered by the definition of penny stock, but transactions in a security listed on the Nasdaq SmallCap Market are exempt from the foregoing requirements if:

•	the customer is an institutional accredited investor; and

•	the transaction is not recommended by the broker-dealer.

Our Board of Directors has the authority to issue preferred stock, which could deter takeover bids even if those bids are in the stockholders’ best interests.

We have 500,000 shares of authorized and unissued preferred stock, which could be issued to third parties selected by management or used as the basis for a stockholders’ rights plan, which could have the effect of deterring potential acquirers. The ability of our Board of Directors to establish the terms and provisions of different series of preferred stock could discourage unsolicited takeover bids from third parties even if those bids are in the stockholders’ best interests.

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

WEINICK SANDERS LEVENTHAL & CO., LLP

1515 Broadway

New York, NY 10036-5788

212-869-3333

212-764-3060

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYO-CELL International, Inc. and subsidiaries as of November 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for intangible assets.

Weinick Sanders Leventhal & Co., LLP

New York, N. Y.

February 28, 2003

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2002	November 30, 2001
Current Assets
Cash and cash equivalents	$1,935,532	$5,540,751
Marketable securities	3,127,843	260,996
Accounts receivable and advances (net of allowance for doubtful accounts of $89,010 and$34,010)	301,911	215,308
Receivable – Revenue Sharing Agreement (net allowance for doubtful accounts of $370,000 and $0)	—	370,000
Receivable – Affiliates (net allowance for doubtful accounts of $128,540 and $0)	412,071	1,300,000
Note Receivable – (net allowance for doubtful accounts of $41,000 and $0)	210,750	51,750
Prepaid expenses and other current assets	175,564	223,337

Total current assets	6,163,671	7,962,142

Property and Equipment	2,632,831	3,184,883

Other Assets
Intangible assets (net of amortization of $75,438 and $64,944, respectively)	102,345	119,662
Investment in Saneron CCEL Therapeutics, Inc.	2,132,505	2,431,871
Investment in European Affiliates	1,218,167	3,100,000
Investment option to purchase a business	—	212,713
Deferred Consulting Fees	1,438,412	—
Deposits with vendors and others	175,160	383,075

Total other assets	5,066,588	6,247,321

	$13,863,091	$17,394,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
	November 30, 2002	November 30, 2001
Current Liabilities
Note Payable – Investment Bank	$—	$467,000
Accounts payable	391,269	114,942
Accrued expenses and withholdings	1,128,975	248,380
Current portion of obligations under capital leases	1,406	1,510

Total current liabilities	1,521,650	831,832

Other Liabilities
Unearned revenue	1,018,346	2,009,942
Deposits		23,725
Deferred Consulting Obligation	1,455,688	—
Obligations under capital leases-net of current portion		7,579

Total other liabilities	2,474,034	2,041,246

Minority Interest	298,390	—

Stockholders’ Equity
Preferred stock (500,000 $.01 par value authorized and unissued)	—	—
Common stock (20,000,000 $.01 par value common shares authorized; 11,984,540 at November 30, 2002, and 11,339,379 at November 30, 2001 issued and outstanding)	113,524	113,285
Additional paid-in capital	22,466,403	21,986,961
Additional paid-in capital – stock options	418,125	309,757
Stock subcription receivable	—	—
Accumulated other comprehensive income (loss)	(170,318)	42,496
Accumulated deficit	(13,258,716)	(7,931,231)

Total stockholders’ equity	9,569,018	14,521,268

	$13,863,091	$17,394,346

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	November 30, 2002	November 30, 2001
Revenue	$7,073,094	$5,648,463

Costs and Expenses:
Cost of sales	2,495,131	1,656,048
Marketing, general & administrative expenses	6,055,754	3,950,759
Research, development and related engineering	219,659	51,067
Provision for doubtful accounts	594,540	—
Impairment of assets	2,637,665	—
Depreciation and amortization	607,388	476,478

Total cost and expenses	12,610,137	6,134,352

Operating Income (Loss)	(5,537,043)	(485,889)

Other Income and (Expense):

Interest Income	128,270	110,765
Interest Expense	(58,854)	(10,482)
Other Expense	(112,713)	—
Other Income	900,185	1,220,454
Settlement on Litigation	(186,675)	119,314
Loss on Sale of Marketable Securities	—	(131,899)

Total other income	670,213	1,308,152

Income (loss) before minority interest and equity in earnings of affiliates	(4,866,830)	822,263

Income Taxes	(161,500)	—
Equity in earnings of affiliates	(521,814)	53,971
Minority Interest	222,659	23,400

	(460,655)	77,371

Net Income (Loss)	$(5,327,485)	$899,634

Net income (loss) per share – basic and diluted	($0.47)	$0.09

Number of Shares Used In Computation Basic and diluted	11,342,584	10,582,434

Comprehensive income (loss):
Net income (loss):	(5,327,485)	899,634
Other comprehensive income (loss):
Net increase (decrease) in value of marketable securities	(212,814)	15,568

Comprehensive income (loss)	(5,540,299)	915,202

Comprehensive income (loss) per share – basic and diluted	($0.49)	$0.09

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	November 30, 2002	November 30, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$(5,327,485)	$899,634
Adjustments to reconcile net income (loss) to cash used for operating activities:
Unearned revenue and deposits	(115,321)	725,259
Depreciation and amortization	802,445	512,628
Loss on sale of marketable securities	—	131,899
Compensatory element of stock options	108,368
Issuance of common stock for interest and services rendered	42,800	740,697
Provision for doubtful accounts	594,540	5,000
Charge for impairment of assets	2,637,665
Expired options	212,713
Equity in earnings of affiliates	521,814	(53,971)
Minority interest	(222,659)	(23,400)
Changes in assets and liabilities:
Accounts receivable	(107,425)	(88,735)
Receivable – Litigation	—	69,178
Receivable – Revenue Sharing Agreement	—	10,000
Receivable – Affiliate	(181,611)	(1,300,000)
Note Receivable	(200,000)
Prepaid expenses and other current assets	47,773	(100,270)
Deposits	207,915	(357,561)
Accounts payable	276,327	22,031
Accrued expenses	903,695	65,598

Net cash provided by (used for) operating activities	201,557	1,257,987

Cash flows from investing activities:
Investment in European Affiliates	—	(300,000)
Loan receivable	—	(350,000)
Purchases of property and equipment	(1,137,885)	(666,609)
Payments for intangible assets	(3,108)	—
Purchases of marketable securities	(3,079,661)
Proceeds from sale of investment	—	52,101

Net cash provided by (used for) investing activities	(4,220,654)	(1,264,508)

Cash flows from financing activities
Net proceeds from the sale of subsidiary’s securities	391,830	—
Proceeds from the issuance of common stock	—	24,500
Proceeds from the exercise of stock options and sale of warrants	43,000	2,368,540
Proceeds from notes payable	33,000	467,000
Repayments of deferred consulting obligation	(46,268)
Repayment of capital leases	(7,683)	(8,563)

Net cash provided by financing activities:	413,879	2,851,477

Increase (decrease) in cash and cash equivalents	(3,605,219)	2,844,956
Beginning of period	5,540,751	2,695,794

End of period	$1,935,532	$5,540,750

Supplemental disclosure of cash flow information:
Interest	$58,854	$1,732

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Common stock and common stock options issued as satisfaction of liabilities for:
Legal services	$—	$123,470

Other services		$617,227

Compensation	$42,800	$—

Financing costs		$22,430

Items received for issuance of common stock:
Investments in affiliates	$—	$3,724,000

Option to purchase a business	$—	$112,713

Conversion of debt and accrued interest into common stock	$523,100	$—

Deferred Consulting Obligation	$1,501,956	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

	Common Stock		Additional Capital Paid-In Capital	Additional Paid-in Comprehensive Stock Options	Accumulated Other Subscriptions Income (Loss)	Stockholders’ Deficit	Total Equity
	Shares	Amount
Balance, December 1, 2000	10,132,629	101,327	15,214,215	124,010	26,928	(8,830,865)	6,635,615
Issuance of Shares	7,000	70	24,430				24,500
Sale of Warrants			300,000				300,000
Shares issued upon exercise of options	794,050	7,940	3,860,601				3,868,541
Shares issued for services rendered	117,950	1,170	553,780				554,950
Shares issed for investment in affiliates	277,750	2,778	2,033,935				2,036,713
Options issued for services rendered	—		—	185,747			185,747
Net increase in value of marketable securities	—		—		15,568		15,568
Net income	—		—			899,634	899,634

Balance, November 30, 2001	11,329,379	113,285	21,986,961	309,757	42,496	(7,931,231)	14,521,268
Gain on sale of minority interest in Stem Cell Preservation Technologies, Inc.			391,830				391,830
Conversion of debt into Stem Cell Preservation Technologies, Inc. common stock			523,100				523,100
Minority interest share of capital contribution to Stem Cell Preservation Technologies, Inc. by Parent Company			(521,049)				(521,049)
Net decrease in value of marketable securities					(212,814)		(212,814)
Shares issued for services rendered	10,000	109	42,691				42,800
Compensatory element of stock options				108,368			108,368
Shares issued upon exercise of options	13,000	130	42,870				43,000
Net loss						(5,327,485)	(5,327,486)

	11,352,379	113,524	22,466,403	418,125	(170,318)	(13,258,717)	9,569,018

The accompanying notes to te consolidated financial statemens are an integral part of these statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2002

NOTE 1—SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

The Company was incorporated in Delaware on September 11, 1989 and is located in Clearwater, FL. The Company is in the business of collecting, processing and cryogenically storing umbilical cord (U-CordTM) blood (‘cellular storage’) and the design and development of cellular storage devices used in its storage programs. The revenues recognized to date have been a combination of sales of its U-Cord program to customers and the sale of Revenue Sharing Agreements (‘RSAs’) to investors. The Company’s headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. In October 2002 the Company introduced a dual storage program whereby a portion of newly processed specimens will be stored in the Company’s Clearwater, FL facility and the balance of the collected specimen will be stored at a facility in Arizona. The specimens are stored in both the Company’s proprietary cellular storage system (‘CCEL II’) and commercially available cryogenic storage equipment.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.) and CCEL Bio-Therapies, Inc., in 1993. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. As of November 30, 2002, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. (Note 2).

The accompanying consolidated financial statements as of November 30, 2002 and 2001 and for the years then ended include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated in the consolidation.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCT’). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,375,400 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained 43.42% minority interest in SCT. The accompanying financial statements as of November 30, 2002 reflect the investment in SCT at equity.

On September 20, 2001, the Board of Directors authorized the exchange of a 90% interest in one of its subsidiaries, Safti-Cell, Inc., to Redrock Partners. Redrock Partners will contribute land and construct a storage and preservation facility in Arizona. Prior to the exchange this subsidiary had no assets, liabilities or equity. In May 2001 Redrock Partners paid $200,000 to acquire purchase warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. One of the Redrock Partners became a director of the Company in October 2001. All of the partners of Redrock Partners are shareholders of the Company.

In September 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, N.V. (‘CCEU’) for $1,000,000. In fiscal 2001 the Company through a subsidiary, Stem Cell Preservation Technologies, Inc., (‘SCPT’) acquired an additional 1% of CCEU for $150,000.

The Company on August 28, 2001 purchased 21.9% of CRYO-CELL Italia, S.r.l. (‘CCI’) from CCEU for $1,800,000. The purchase was effectively paid for through the exercise of stock options by CCEU to purchase 200,000 shares of the Company’s common stock. SCPT in October 2001 acquired a 2.19% interest in CCI from CCEU for $150,000. The purchase price of the interests in CCI by both the Company and SCPT included a 21.9% and 2.19% interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations. The Company has the first right of refusal to purchase from CCEU its remaining 18.91% interest in CCI. On October 3, 2001, the Company issued CCEU 17,750 shares of the Company’s common stock whose fair value at issuance was $112,713 as payment for an option to acquire an additional 60% interest in CCEU for $13,500,000. During fiscal year 2002 the Company decided not to exercise this option and accordingly, the Company charged to operations as other expense the cost of the option. Both of these investments were reviewed for impairment by experts and as of November 30, 2002 these assets were deemed to be impaired. These assets’ carrying values were adjusted to their appraisal value, which resulted in a charge to operations of $1,881,883 in the fourth quarter of 2002.

Revenue Recognition

The Company records as Revenue income from processing and storage of specimens and income from revenue sharing agreements. The Company recognizes revenue from processing fees upon the completion of processing and cellular storage fees ratably over the contractual storage period. Revenue is recognized when the Company enters into a Revenue Sharing Agreement and the payment pursuant to the agreement has been satisfactorily assured.

The Company records as Other Income sales of marketing rights and royalty income from such rights. In fiscal 2002 and 2001, $235,000 and $700,000, were recognized as other income from the sale of marketing rights of the Company’s U-Cord program to CCEU. In 2001 the Company sold an exclusive territorial license for Mexico, Ecuador and Central America for $600,000. As the obligations of the Company have been completed the Company recognized $500,000 in other income in fiscal 2001 and the balance was recorded in fiscal 2002. The license is for an initial term of two years and is renewable at the licensee’s discretion in perpetuity. The Company also sold an exclusive license for the territory of Israel and the territory of Turkey and the Middle East. This licensee had the option to cancel the Turkey and Middle East portion of the license and apply the initial deposit toward the Israeli portion of the contract. The licensee opted to cancel the Middle East and Turkey license and the Company reduced each of its receivable and unearned income by $500,000. The Company modified the terms of the original license, (see Note 10) resulting in an additional reduction in receivables and deferred revenues of $400,000. As the Company’s obligations under the agreement have been completed the Company recognized $100,000 as other income in fiscal 2002.

In 2001, the Company entered into a revenue sharing agreement for a 37.5% interest in the storage revenues generated from within the State of Texas to two investors affiliated with the Company for $750,000, all of which was recognized in revenue in fiscal 2001.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk.

The Company depends on one company for the source of its collection kits and another company for the manufacture of its CCEL II cellular storage unit. However, the Company believes that alternative manufacturing sources are available.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Reclassifications

Reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the fiscal 2002 presentation.

Cash and Cash Equivalents

Cash and equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are stated at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity (See Note 3).

Receivables

Receivables consist of the amounts due from clients that have enrolled in the U-Cord processing and storage program and amounts due from license affiliates.

Intangible Assets

Costs incurred in connection with filing patent and trademark applications are capitalized. Patents and trademarks granted are amortized on a straight-line basis over estimated useful lives of 10 and 3 years, respectively. Abandoned patents are expensed in the year of abandonment.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective life of the lease or the estimated useful lives of the improvements. Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in income. Expenditures for maintenance, repairs and minor betterments are expensed as incurred. Estimated useful lives of property and equipment are as follows:

Machinery and equipment	5-10 years
Furniture and fixtures	5-7 years
Condominium	27.5 years

Long-Lived Assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as proscribed under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of “(“SFAS 121”). Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. At November 30, 2001, the carrying values of the Company’s other assets and liabilities approximated their estimated fair values. At November 30, 2002, the Company’s investments in its European affiliates were deemed to be impaired and their carrying values were adjusted to their appraised values. The carrying values of the Company’s other assets and liabilities approximated their fair values at November 30, 2002.

Research, Development Costs and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord specimens.

Income (Loss) per Common Share

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) which requires the disclosure of basic and diluted earnings per common share for all periods presented. Basic and diluted earnings per share are calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). The Company does not present diluted earnings per share, as the effect of potentially dilutive shares from stock is antidilutive.

Employees Stock Plans

The Company accounts for its stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the provisions of APB No. 25 for purposes of determining net income and has adopted the pro forma disclosure requirement of SFAS No. 123.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Assets”. Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This pronouncement addresses financial accounting for the impairment or disposal of long-lived assets and discontinued operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement No. 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of these this pronouncements will not have a material impact on the Company.

NOTE 2—STEM CELL PRESERVATION TECHNOLOGIES, INC.

The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company’s shareholders of record on August 31, 2001 are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company’s common stock the Company’s shareholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 or less than $0.01 per share, as adjusted for forward split of 1,350 to 1 in September 2001.

The Board of Directors of the Company on August 21, 2001 set aside 1,000,000 shares of the common shares of SCPT (as adjusted for the September 2001 forward split) owned byCRYO CELL International, Inc. for the purpose of incentives for the recruiting of and rewarding of key SCPT executives. SCPT cancelled these shares and retired these shares. During fiscal 2001, three officers of SCPT had received stock grants of 25,000 common shares each under this plan for services rendered and 925,000 common shares are available for future issuance. The fair value of the shares granted was $1,500, which was charged to operations.

The Company’s Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of the Company. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at November 30, 2002 an option for 45,000 of these shares to the Company’s former President (See Legal Proceedings) was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc. (See Note 4).

In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (FHIC) whereby SCPT borrowed $500,000 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when the SCPT realizes $1,500,000 from the sale of its securities. SCPT agreed to issue FHIC 250,000 (as per May 22, 2002 amendment below, shares reduced to 150,000) of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT’s counsel also received 45,000 common shares for its legal services. Both issuances of shares were valued at their fair value of $3,400 and reflected in accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investment in CRYO-CELL Europe NV and CRYO-CELL Italia, S.r.l.

On November 1, 2001, SCPT offered for sale 1,250,000 shares of its common stock at $2.00 per share in a private placement offering through a private placement agent, Newbridge Securities Corporation, a subsidiary of FHIC. The placement agent was to receive a commission of 10% of the gross proceeds from the offering and a non-accountable expense reimbursement of 3% of the gross sale proceeds. The Placement Agent originally was to receive warrants to acquire 25,900 common shares exercisable at $2.20 per share. As per the May 22, 2002 debt conversion agreement (see below), the warrant issuance was cancelled in exchange for the issuance of 22,500 common shares. The number of shares purchasable under these warrants is equal to 10% of the shares sold under the private offering. The offering period originally terminated on December 31, 2001 but was extended until February 28, 2002. By the closing of the offering on February 28, 2002, accredited investors subscribed for 259,000 common shares at $2.00 per share for a total of $518,000. Offering costs amounted to $126,170. Of the 13,279,000 issued and outstanding common shares of SCPT at November 30, 2002, the Company owned 11,500,000 (86.6%) shares. Upon payment of the dividend the Company will own approximately 3,200,000 (24.9%) shares of SCPT.

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

NOTE 3—MARKETABLE SECURITIES.

The Company holds certain marketable securities from time to time as described below:

Return on Investment Corporation

In August 2000 Return on Investment Corporation (ROI) merged into Net/Tech International, Inc. (NTTI). ROI exchanged one share of common stock for twenty shares of NTTI common stock. In November 1998 the Company’s ownership percentage in NTTI decreased to less than 20% of the outstanding shares of NTTI. In previous years, the Company accounted for its investment in NTTI using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, as described above, to account for the investment. Since NTTI stock was thinly traded and subject to considerable price fluctuation, if the Company were to attempt to sell large blocks of shares, it was unlikely that the Company would be able to obtain the exchange market value as listed. This security was therefore subject to considerable market risk as well as certain trading restrictions that limit the number of shares that can be sold during a 90-day period.

The Company recognized losses under the equity method for the NTTI investment during 1998 reducing the cost basis of the stock to $0. The proceeds from the sale and realized gains on the sale of the stock during 1998 were both $515,574. The unrealized gain has been recorded as a component of stockholders’ equity in the amount of $58,848 and $222,316 to reflect the fair market value of the investment as of November 30, 2002 and 2001, respectively.

Other Securities

In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. During February and March 2001, the Company sold 46,000 shares. The gross proceeds for the sales were $52,101, which resulted in a loss of $131,899, which is recognized as a loss on sale of securities. The fair value of this security as of November 30, 2002 and 2001 was $12,960 and $36,180 respectively and the unrealized holding loss on this security was $203,040 and $179,820 as of November 30, 2002 and 2001, respectively.

Additionally, the Company made investments in Class A mutual funds in 2002 with a fair value of $3,053,535 as of November 30, 2002. As the cost of these investments was $3,079,661, the unrealized holding loss on these investments is $26,126 at November 30, 2002.

NOTE 4—INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

On October 10, 2001, the Company’s subsidiary, CCEL Bio-Therapies, Inc. (CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. The STI shareholders received 56.58% of the merged entity and the Company retained a 43.42% interest. Prior to the merger, CCBT was inactive and had no assets or liabilities. The agreement required the Company to (i) contribute to CCBT 260,000 shares of its common stock (which were actually issued on February 14, 2002) and 195,000 shares of common stock of its subsidiary, SCPT, (ii) convert an advance of $150,000 to STI to capital, (iii) assign certain licenses for stem cell research between the Company, The University of South Florida and the University of South Florida Research Foundation, including all obligations that the Company had under such license agreements, and, (iv) change CCBT’s name to Saneron CCEL Therapeutics, Inc. The fair value of the assets contributed by the Company aggregated $2,377,900. STI at the merger date had a historical capital deficiency of $10,000, which included intangible assets that were not assigned any value by its management. The intangible assets of STI consist of patents and all marketing rights thereto, licenses, research and development, and future research grants of approximately $3,000,000. The merger caused the recognition of $3,248,600 in intangible assets on the books of CCBT, which upon review for impairment, as of November 30, 2002, is not considered to be impaired. The Company recorded a charge to operations of $303,389 in fiscal 2002 for its pro rata share of CCBT’s results of operations as required under the equity method of accounting for minority owned subsidiary. In February 2003 an independent valuation appraised the Company’s 43.42% minority stake in Saneron CCEL Therapeutics, Inc. at $3 million.

CRYO-CELL Europe N V

On September 28, 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, NV (CCEU) for $1,000,000. In October 2001 the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) acquired a 1% interest in CCEU for $150,000. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company has charged $410,333 to operations as an asset impairment.

On October 3, 2001, the Company issued to CCEU, 17,750 shares of the Company’s common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CCEU for $13,500,000. The Company has decided not to exercise this option and accordingly, the Company charged $112,713 to operations as other expense during fiscal 2002.

CRYO-CELL Italia, S.r.l.

On August 29, 2001, the Company purchased a 21.9% interest in CRYO-CELL Italia S.r.l. (‘CCI”) from CCEU valued at $1,800,000. SCPT, simultaneous with its investment in CCEU referred above, also acquired a 2.19% interest in CCI from CCEU for $150,000. The Company’s investments in shares of CCI were in anticipation of CCI’s opening of an umbilical cord blood bank within Italy. In connection with its purchase of an interest in CCI, the Company also received a first right of refusal to purchase from CCEU its remaining 18.91% interest in CCI. The excess of cost of the investment in CCI over the book value of Italia at the time of acquisition was approximately $1,850,000. The Company originally recorded its effective 24.09% interest (on a combined basis with SCPT) in CCI under the equity method, which approximates the cost of the Company’s cost of the equity investment. However, the Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company has charged $1,471,500 to operations as an asset impairment. Following finalization of the expected dividend of the SCPT shares to shareholders of record on

August 31, 2001 the Company’s interest will be reduced to the extent of SCPT’s interest in CCI.

In February 2002, the Italian Ministry of Health issued an ordinance restricting private cord blood collection. The statutory basis under Italian law for this action was Section 107 of the Regulation of Transfusion and Production of Blood Products, which requires that these activities be conducted by duly licensed organizations. In April and May 2002 petitions against the ordinance were brought by CCI and three mothers in separate actions. CCI and the mothers prevailed in all circumstances resulting in the court permitting the collection and export of the cord blood specimens. In January 2003, the Italian Ministry of Health extended the previously issued ordinance for an additional year. Draft blood product and banking legislation is currently pending in the Italian Parliament which includes a provision that expressly allows private cord blood banking activities within the country.

In July 2002 the Company was informed by a 51% shareholder of CCI that the shares of CCI which were purchased by the Company and SCPT from CCEU have not yet been reflected on CCI’s share register and under Italian law the Company is therefore not recognized as a shareholder. On October 18, 2002, the 51% shareholder informed the Company that it will assist the Company in making the share transfer. The Company has sent all appropriate documentation to CCI to meet the requirements of Italian law. The Company is currently awaiting the original documents reflecting the Company’s ownership on CCI’s register.

NOTE 5—PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2002	2001
Condominium	$85,000	$85,000
Furniture and equipment	1,641,041	1,197,127
Cellular storage units	150,000	1,171,240
Leasehold improvements	402,338	189,377
Equipment	1,242,211	1,531,137

	3,520,590	4,172,881
Less: Accumulated depreciation and amortization	887,759	988,998

	$2,632,831	$3,184,883

Depreciation expense charged to operations was $718,476 in 2002 and $500,434 in 2001.

During fiscal 2002 the Company reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would be not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $971,461 of which $679,678 related to the Company’s third generation cryogenic preservation equipment (‘CCEL III’), which is being abandoned. The other $291,783 charge to operations is for the excess quantity of equipment.

NOTE 6—INTANGIBLE ASSETS.

The Company has patented technology related to its automatic cryogenic preservation equipment and has received patents for additional functions of the cryogenic unit for an additional unit that incorporates a multi-chambered design, and for a process for controlled freezing/thawing. The Company has been granted patents in several countries. The Company amortizes the costs of obtaining these patents over their useful lives. Amortization charged to operations in 2002 was $20,425 and $10,944 in 2001.

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses and other current liabilities are as follows:

	November 30,
	2002	2001
Consultants and patent costs	$1,137	$31,000
State income and franchise taxes	161,500
Legal and accounting	488,350	90,000
Research, development and engineering costs	210,000	—
Payroll and payroll taxes	116,665	62,633
General expenses	151,323	64,747

	$1,128,975	$248,380

NOTE 8—INCOME TAXES.

The Company has no provisions for current or deferred federal income taxes for the years ended November 30, 2002 and 2001.

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. As of November 2002 and 2001 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	November 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$1,807,508	$2,192,760
Tax over book basis in unconsolidated affiliate	1,012,491	235,208
Valuation reserves	238,849	11,348
Depreciation and other	(147,161)	(93,738)

	2,911,687	2,345,578
Less: Valuation allowance	2,911,687	2,345,578

	$—	$—

The Company has unused net operating losses available for carryforward to offset future federal taxable income. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. The net operating loss carryforwards expire during the following year and amounts:

Year	Amount
2010	$29,000
2012	1,009,000
2013	1,784,000
2014	577,000
2015	1,358,000
2016	—

$4,757,000

A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2002	%	2001	%
Income (loss) before income tax benefit	$(5,165,985)		$899,634
Tax at Federal Statutory Rate	(1,756,000	34.00	305,000	34.00
Contribution of Capital by Parent Corporation that is Taxable	1,020,000	19.70	—	—
State Income Tax Effect	106,500	2.10	18,000	2.00
Compensatory element of stock options	—	—	(603,000)	(67.10)
Increase (decrease) in valuation allowance	785,000	15.20	338,000	37.50
Other Permanent Differences	6,000	0.10	(58,000)	(6.40)

Total income taxes	$161,500	3.10	$—	—

NOTE 9—STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During fiscal 2001, the Company received $24,500 in cash proceeds from the sales of 7,000 shares of its common stock. The Company also issued 794,050 common shares to option holders who exercised these options in 2001 for $3,868,540. The Company received $300,000 in proceeds from the sale of warrants to purchase 100,000 shares of its common stock at $6.00 per share and 100,000 shares of its common stock at $9.00 per share. In fiscal 2002, the Company issued 13,000 common shares to option holders who exercised options for $43,000.

The Company made payments for compensation, consulting, property assets and professional legal services rendered through the issuance of 10,000 shares in 2002 and 117,950 shares in 2001 of its common stock. The fair value of the shares issued was $42,800 in 2002 and $554,950 in 2001. In partial payment for two RSAs, which the Company purchased from its majority owned subsidiary, SCPT, the Company issued 645,161 shares of its common stock which had a fair value of $2,400,000 at the date of issuance. These shares are not reflected as outstanding in the accompanying financial statements as they are eliminated in consolidation.

The compensatory element of stock options granted to consultants that was charged to operations aggregated $108,368 and $185,747 in 2002 and 2001, respectively. These options expire through 2007.

Employee Incentive Stock Option Plan

In 2000 the Company adopted an Employee Incentive Stock Option Plan, and has reserved 1,500,000 shares of the Company’s common stock for issuance under the Plan by the Company’s possessive stockholders. In 2002 the Company had an additional 750,000 shares approved for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant and are vested one year from the date of grant. The options are exercisable for a period of 90 days after termination.

Stock Options

Stock option activity for the two years ended November 30, 2002, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 1, 2000	2,404,000	$3.94
Granted	389,500	6.88
Exercised	(771,050)	4.91
Terminated	(167,400)	4.12

Outstanding and exercisable At November 30, 2001	1,855,050	5.60
Granted	456,500	3.73
Exercised	(13,000)	3.25
Terminated	(335,750)	4.51

Outstanding and exercisable at November 30, 2002	1,962,800	$5.37

Significant option groups outstanding at November 30, 2002 and related price and life information follows:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life
$1.00 to $ 2.00	49,000	$2.00	4.9
$2.01 to $ 3.00	323,900	$2.52	2.9
$3.01 to $ 4.00	80,000	$3.69	2.2
$4.01 to $ 5.00	812,400	$4.81	1.9
$5.01 to $ 6.00	171,500	$5.87	2.6
$6.00 to $ 7.00	106,000	$0.96	1.8
$7.01 to $ 8.00	215,000	$8.00	1.9
$8.01 to $ 9.00	103,000	$8.99	1.8
$9.01 to $10.00	102,000	$10.00	1.7

	1,962,800

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock options granted to employees and SFAS No.123, “Accounting for Stock-Based Compensation” for all options granted to non-employees. Under APB 25, compensation expense is recognized over the life of the option for the amount of the excess of the market price over the exercise price on the date of the grant. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under SFAS No.123, the Company’s net loss and net loss per share would have been $5,952,383 and $.52 for the year ended November 30, 2002, and the net income and net income per share for the year ended

November 30, 2001 would have been $347,710 and $0.03, respectively. The weighted average fair value at the date of grant for options granted during the years ended November 30, 2002 and 2001 was $3.73 and $2.68 per option, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company’s options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company’s stock issued upon exercise of the options for non-employees is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction.

Other variables used to determine the fair value of the options for fiscal 2002 and 2001 were as follows:

	For the Years Ended November 30,
	2002	2001
Weighted average values:
Expected dividends	0%	0%
Expected volatility	109%-119%	109%-119%
Risk free interest rate	2.13%-3.03%	4.78%-4.90%
Expected life	2-4 years	2-4 years

Weighted average grant date fair values are shown below for options granted in 2002 and 2001.

	Weighted Average Fair Value/Share	Weighted Average Exercise Price/Share
2002
Stock price—exercise price	$—	$—
Stock price > exercise price	$—	$—
Stock price < exercise price	$1.38	$3.62
2001
Stock price—exercise price	$—	$—
Stock price > exercise price	$4.52	$4.52
Stock price < exercise price	$2.17	$2.17

The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

NOTE 10—COMMITMENTS AND CONTINGENCIES.

During second quarter 2002 the Company launched the third year of the three-year marketing program entered into in 2000 with Lamaze Publishing. The media program included the sponsorship of the Lamaze “You and Your Baby” tutorial tape and full-page advertisements in the Lamaze Parent Magazine at a cost of $234,750 and $223,585 for 2002 and 2001, respectively. The program will expire during the second quarter of 2003.

On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd. for the exclusive license to market the Company’s U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 as an up front licensing fee, of which $465,000 and $700,000 were recorded in fiscal 2000 and 2001, respectively. The Company has recognized the remaining $235,000 of the licensing fee income in fiscal 2002. Pursuant to the agreement the Company is entitled to on-going licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues generated in Europe. The Company recognized as other income $360,289 and $20,454 in fiscal 2002 and 2001, respectively, relating to the royalty fees.

The agreement also provided for a grant, to COLTEC, Ltd,. of a three-year option to purchase 100,000 shares of the Company’s common stock at $8.00 per share and up to 100,000 additional options at $12.00 per share which were issued in 2001 at $10.00 per share. Both of the options were exercised on August 28, 2001 for an aggregate of $1,800,000 paid to the Company.

Subsequent to entering into the licensing agreement date, COLTEC, Ltd. formed a corporation, CRYO-CELL Europe, N.V. (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CCEU. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, N.V. The Company owned these shares on January 24, 2001.

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement for failure to pay royalty fees. Based upon actual revenues since inception through August 2002, the Company believes it is entitled to $380,743 in royalty fees. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement. As of November 30, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, the Company is reviewing all its remedy options to collect this outstanding receivable.

On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America. The agreement includes the collection, processing and storage of umbilical cord stem cells and grants CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The consideration for the license to CCEL MEX is $600,000 of which $200,000 was paid to the Company in fiscal 2001, $200,000 has been paid in 2002 and $100,000 was paid in January 2003 and $100,000 is still due to the Company. The Company is entitled to on-going licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Ecuador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company has no other obligations to CCEL MEX other than to provide technical assistance and training so that CCEL

MEX can be self-operational. These procedures were substantially completed by November 30, 2001. Accordingly, the Company recognized $500,000 in licensing fee income in fiscal 2001 with respect to this agreement. The Company recognized the remaining $100,000 as licensing fee income in fiscal 2002, which is included in Other Income.

In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord program in Israel, the Middle East and Turkey. The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 of the initial payment in fiscal 2001 and the balance was to be paid in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. Per the agreement the licensee had the right to cancel the Middle East and Turkey portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Middle East and Turkey license and the Company reduced each of its receivable and unearned income by $500,000.

As a result of the geography reapportionment, CCEL ME has informed the Company that they will not be able to pay the remaining portion of the license fee. The Company in October 2002 has modified the terms of the license in which it has forgiven $100,000 due in July 2002 and will forgive the remaining payments of the contract in exchange for the surrender of the warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.00 per share. The Company and CCEL ME have agreed to terminate these warrants and apply their current value aggregating $1.00 toward the remaining portion of the license fee. The Company had previously recognized $125,000 as licensing fee income. Due to the proposed revised terms of the contract, $25,000 had to be reversed from Other Income in fiscal 2002 and at November 30, 2002 the entire receivable of $400,000 and unearned income of $400,000 from the sale of this license has been written-off.

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. John V. Hargiss was appointed to the position of Chief Executive Officer and Mercedes Walton, a Company director, was elected Chairman of the Board. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and conditionally awarded, 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. Mr. Richard will be paid $200,000 per year over the next 10 years as part of a long-term consulting agreement with the Company. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. At November 30, 2002 the unamortized present value of this agreement has been recorded by the Company as a deferred consulting fee of $1,438,412 with a related deferred consulting obligation of $1,455,688. In fiscal 2002 the Company recognized $63,544 of consulting expense and $35,286 of interest expense related to this agreement.

NOTE 11—LEASES.

The Company leases two buildings under two separate operating leases for its storage, laboratory and general office facilities. The leases, expiring in 2004, include provisions for escalations and related costs. Rent charged to operations was $193,431 and $143,385 in 2002 and 2001, respectively.

The Company is obligated under capital leases that expire at various dates during 2003. Assets under capital leases are depreciated over estimated useful lives of seven to ten years. The following is a summary of assets under capital leases as of November 30, 2002 and 2001, which are included in the accompanying consolidated financial statements under the caption of property and equipment:

	2002	2001
Leasehold improvements	$12,909	$12,909
Laboratory equipment	30,282	30,282

	43,191	43,191
Less: Accumulated depreciation and amortization	21,735	16,863

	$21,456	$26,328

The future minimum rental payments under these operating and capital leases, as of November 30, 2002, are as follows:

Years Ended November 30,	Capital Leases	Operating Leases
2003	1,406	190,407
2004	—	152,822

Total future minimum rental payments	1,406	343,229
Less: Amounts representing interest	53	—

	$1,353	$343,229

NOTE 12—PENSION PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries to such plan. The Company does not make any matching contributions to this plan.

NOTE 13 — REVENUE SHARING AGREEMENTS.

The Company enters into Revenue Sharing Agreements (‘RSAs’) with various parties whereby these parties contract with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company an up-front fee for the rights to these future payments. The following is a summary of the Company’s current RSAs.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 will be paid through their Revenue Sharing entitlements to their share of net storage revenues. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the state of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces.

New York. On February 26, 1999, the Company entered into a modified Revenue Sharing Agreement with Bio-Stor International, Inc. (‘Bio-Stor’) for the state of New York. The Company will credit the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor International, Inc and the Company.

On November 5, 1998 an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a Revenue Sharing Agreement in the state of New Jersey. The new agreement has transferred the $100,000 investment to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” Revenue Sharing Agreements were purchased in which OrNda paid the Company $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its laboratory in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

New Jersey. On November 30, 1999, the Company entered into agreements with two investors entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000 was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company is in the process of foreclosing and has deemed the $370,000 receivable to be uncollectable. This amount has been fully reserved for and charged to operations as a provision for doubtful accounts.

Texas. On May 31, 2001 the Company entered into an agreement with two investors affiliated with the Company entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid on August 30, 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces.

NOTE 14: STEM CELL PRESERVATION TECHNOLOGIES, INC. REVENUE SHARING AGREEMENT

On August 9, 2002, the Company agreed to enter into revenue sharing agreements (‘RSAs”) with its majority owned subsidiary, SCPT. The Company is currently in the process of working to complete its previously declared dividend of shares of SCPT’s common stock to the Company’s shareholders of record on August 31, 2001. See Note 2. Pursuant to the terms of the RSAs, the Company pays an up-front one-time fee to SCPT in exchange for the right to receive a $17.50 payment per each primary specimen for each year the specimen remains in storage with SCPT or its storage provider. Such payment shall be payable for all customers originating from the State of Illinois and State of New York up to a maximum of 50,000 stored specimens per state. The total fee to be paid by the Company consists of $1,500,000 for each state, for an aggregate of $3,000,000, with $600,000 of the aggregate amount payable in cash and the balance payable in 645,161 shares of the Company’s common stock. SCPT currently does not have any stored specimens and is anticipated to be engaged in adult stem cell preservation no later than the third quarter of 2003.

In August 2002, the Company paid $600,000 in cash to SCPT. The delivery of the 645,161 shares of Company’s restricted common stock was completed in October 2002.

NOTE 15: LEGAL PROCEEDINGS

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

On or about August 21, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-006665-CI-15) was filed in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. The complaint alleges discrimination in employment and a hostile working environment, and seeks damages in excess of $15,000. Management believes suit is without merit and the Company has adequate defenses and will vigorously defend against the action The Company has filed a counterclaim to seek recovery for a $20,000 promissory note issued to Dearth while she was an employee

On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies active in cord blood banking in the suit, which seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryopreserving cord blood cells does not infringe either of the asserted patents. The Company also believes that the corresponding patents in other jurisdictions outside the United States have been invalidated. The litigation is still in the discovery stage, with trial scheduled for October 2003. The Company anticipates that in April, 2003, it will file a motion for summary judgment seeking disposition of the case in its favor before trial.

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tabular comparisons of the quarterly results of operations reflects a change to the third quarter of 2002 as previously reported in the Company’s possessive quarterly Form 10-QSB for the issuance of shares of the Company’s common stock for services rendered of $42,800. The Form 10QSB for the quarter ended August 31, 2002 has not been amended because the Board of Directors, the Company’s Audit Committee and management deem the amount of change to be immaterial. The results of operations for the third and fourth quarters of fiscal 2002 reflect a charge to operations of $400,000 and $2,237,665 respectively to reflect the impairment of long-lived assets.

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net income (loss)	$46,642	$(273,057)	$(1,584,424)	$(3,423,362)

Income (loss) per share	$—	$(0.02)	$(0.14)	$(0.29)

Shares used in computation	11,330,857	11,339,379	11,339,379	11,635,660

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net income (loss)	$(287,784)	$642,016	$272,144	$273,258

Income (loss) per share	$(0.03)	$0.06	$0.03	$0.02

Shares used in computation	10,142,485	10,194,831	10,384,844	11,194,768

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                 STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2002.

ITEM 13. A.) EXHIBITS

The information required by this item is hereby incorporated by reference to the Exhibit Index.

B.) REPORTS ON FORM 8-K

None.

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ John V. Hargiss
John V. Hargiss, Chief Executive Officer

Dated: February 28, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ John V. Hargiss John V. Hargiss	Director, Chief Executive Officer and President

/s/ Jill M. Taymans Jill M. Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	February 28, 2003

/s/ Mercedes Walton Mercedes Walton	Chairman of the Board	February 28, 2003

/s/ Edward W. Modzelewski Edward W. Modzelewski	Director	February 28, 2003

/s/ Frederick C.S. Wilhelm Frederick C.S. Wilhelm	Director	February 28, 2003

/s/ Charles D. Nyberg Charles D. Nyberg	Director	February 28, 2003

/s/ Jagdish Sheth Jagdish Sheth	Director	February 28, 2003

/s/ Gaby Goubran Gaby Goubran	Director	February 28, 2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER REQUIRED

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, John V. Hargiss, certify that:

1. I have reviewed this annual report on Form 10-KSB of CRYO-CELL International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	February 28, 2003	By:	/s/ John V. Hargiss
John V. Hargiss Chief Executive Officer

I, Jill Taymans, certify that:

1. I have reviewed this annual report on Form 10-KSB of CRYO-CELL International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	February 28, 2003	By:	/s/ Jill Taymans
Jill Taymans Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Description
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-Laws

10.11(3)	Amended Agreement with Bio-Stor

10.12(1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.13(1)	Chairman of the Board Compensation

10.14(1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002

10.15(1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.

10.16	State Revenue Sharing Agreement for Texas

10.17	Addendum Agreement to Secondary Storage Agreement

10.18	Secondary Storage Agreement

99.1	Certification of the Chief Executive Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.