Form 10KSB/A
period 2002-11-30
CRYO CELL INTERNATIONAL INC
filed 2003-03-14
CIK 862692

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment #1

to

FORM 10-KSB/A

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

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of February 25, 2003: 11,997,540.

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

Transitional Small Business Disclosure Format (check one): Yes  ☐  ;   No  ☒

EXPLANATORY NOTE

CRYO-CELL International, Inc. amends its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 (filed on February 28, 2002), as set forth in this Form 10-KSB/A (Amendment No. 1), to the correct the auditor’s letterhead, the date of the independent auditors report and immaterial items such as typographical errors and rounding issues. The Exhibit section has also been revised to include the Independent Auditors Consent. In addition, as required by Rule 12b-15, promulgated under the Securities and Exchange Act of 1934, the registrant’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-KSB/A (Amendment No. 1).

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

[WSL LOGO]	WEINICK SANDERS LEVENTHAL & CO., LLP	1375 BROADWAY NEW YORK, N.Y. 10018-7010

	CERTIFIED PUBLIC ACCOUNTANTS	212-869-3333 FAX: 212-764-3060 WWW.WSLCO.COM

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/     WEINICK SANDERS LEVENTHAL & CO., LLP

New York, N. Y.

February 20, 2003

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2002	November 30, 2001
Current Assets
Cash and cash equivalents	$1,935,532	$5,540,751
Marketable securities	3,127,843	260,996
Accounts receivable and advances (net of allowance for doubtful accounts of $89,010 and $34,010 respectively)	301,911	215,308
Receivable – Revenue Sharing Agreement (net allowance for doubtful accounts of $370,000 and $0 respectively)	—	370,000
Receivable – Affiliates (net allowance for doubtful accounts of $128,540 and $0 respectively)	412,071	1,300,000
Note Receivable – (net allowance for doubtful accounts of $41,000 and $0 respectively)	210,750	51,750
Prepaid expenses and other current assets	175,564	223,337

Total current assets	6,163,671	7,962,142

Property and Equipment	2,632,831	3,184,883

Other Assets
Intangible assets (net of amortization of $75,438 and $64,944, respectively)	102,345	119,662
Investment in Saneron CCEL Therapeutics, Inc.	2,132,505	2,431,871
Investment in European Affiliates	1,218,167	3,100,000
Investment option to purchase a business	—	212,713
Deferred Consulting Fees	1,438,412	—
Deposits with vendors and others	175,160	383,075

Total other assets	5,066,589	6,247,321

	$13,863,091	$17,394,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
	November 30, 2002	November 30, 2001
Current Liabilities
Note Payable – Investment Bank	$—	$467,000
Accounts payable	391,269	114,942
Accrued expenses and withholdings	1,128,974	248,380
Current portion of obligations under capital leases	1,406	1,510

Total current liabilities	1,521,649	831,832

Other Liabilities
Unearned revenue	1,018,346	2,009,942
Deposits		23,725
Deferred Consulting Obligation	1,455,688	—
Obligations under capital leases-net of current portion		7,579

Total other liabilities	2,474,034	2,041,246

Minority Interest	298,390	—

Stockholders’ Equity
Preferred stock (500,000 $.01 par value authorized and unissued)	—	—
Common stock (20,000,000 $.01 par value common shares authorized; 11,997,540 shares at November 30, 2002, and 11,329,379 shares at November 30, 2001 issued and outstanding)	113,524	113,285
Additional paid-in capital	22,466,403	21,986,961
Additional paid-in capital – stock options	418,125	309,757
Stock subcription receivable	—	—
Accumulated other comprehensive income (loss)	(170,318)	42,496
Accumulated deficit	(13,258,716)	(7,931,231)

Total stockholders’ equity	9,569,018	14,521,268

	$13,863,091	$17,394,346

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

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	November 30, 2002	November 30, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$(5,327,485)	$899,634

Adjustments to reconcile net income (loss) to cash used for operating activities:
Unearned revenue and deposits	(115,321)	725,259
Depreciation and amortization	802,445	512,628
Loss on sale of marketable securities	—	131,899
Compensatory element of stock options	108,368	185,747
Issuance of common stock for interest and services rendered	42,800	554,950
Provision for doubtful accounts	594,540	5,000
Charge for impairment of assets	2,637,665
Expired options	212,713
Equity in earnings of affiliates	521,814	(53,971)
Minority interest	(222,659)	(23,400)
Changes in assets and liabilities:
Accounts receivable	(107,425)	(88,735)
Receivable – Litigation	—	69,178
Receivable – Revenue Sharing Agreement	—	10,000
Receivable – Affiliate	(181,611)	(1,300,000)
Note Receivable	(200,000)
Prepaid expenses and other current assets	47,773	(100,270)
Deposits	207,915	(357,561)
Accounts payable	276,327	22,031
Accrued expenses	903,697	65,599

Total Adjustments	5,529,041	358,354

Net cash provided by (used for) operating activities	201,556	1,257,988

Cash flows from investing activities:
Investment in European Affiliates	—	(300,000)
Loan receivable	—	(350,000)
Purchases of property and equipment	(1,137,885)	(666,609)
Payments for intangible assets	(3,108)	—
Purchases of marketable securities	(3,079,661)
Proceeds from sale of investment	—	52,101

Net cash provided by (used for) investing activities	(4,220,654)	(1,264,508)

Cash flows from financing activities
Net proceeds from the sale of subsidiary’s securities	391,830	—
Proceeds from the issuance of common stock	—	24,500
Proceeds from the exercise of stock options and sale of warrants	43,000	2,368,540
Proceeds from notes payable	33,000	467,000
Repayments of deferred consulting obligation	(46,268)
Repayment of capital leases	(7,683)	(8,563)

Net cash provided by financing activities:	413,879	2,851,477

Increase (decrease) in cash and cash equivalents	(3,605,219)	2,844,957
Beginning of period	5,540,751	2,695,794

End of period	$1,935,532	$5,540,751

Supplemental disclosure of cash flow information:
Interest	$58,854	$1,732

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Common stock and common stock options issued as satisfaction of liabilities for:
Legal services	$—	$123,470

Other services		$617,227

Compensation	$42,800	$—

Financing costs		$22,430

Items received for issuance of common stock:
Investments in affiliates	$—	$3,724,000

Option to purchase a business	$—	$112,713

Conversion of debt and accrued interest into common stock	$523,100	$—

Deferred Consulting Obligation	$1,501,956	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

	Common Stock		Additional Capital Paid-In Capital	Additional Paid-in Comprehensive Stock Options	Accumulated Other Subscriptions Income (Loss)	Stockholders’ Deficit	Total Equity
	Shares	Amount
Balance, December 1, 2000	10,132,629	101,327	15,214,215	124,010	26,928	(8,830,865)	6,635,615
Issuance of Shares	7,000	70	24,430				24,500
Sale of Warrants			300,000				300,000
Shares issued upon exercise of options	794,050	7,940	3,860,601				3,868,541
Shares issued for services rendered	117,950	1,170	553,780				554,950
Shares issed for investment in affiliates	277,750	2,778	2,033,935				2,036,713
Compensatory element of stock options	—		—	185,747			185,747
Net increase in value of marketable securities	—		—		15,568		15,568
Net income	—		—			899,634	899,634

Balance, November 30, 2001	11,329,379	113,285	21,986,961	309,757	42,496	(7,931,231)	14,521,268
Gain on sale of minority interest in Stem Cell Preservation Technologies, Inc.			391,830				391,830
Conversion of debt into Stem Cell Preservation Technologies, Inc. common stock			523,100				523,100
Minority interest share of capital contribution to Stem Cell Preservation Technologies, Inc. by Parent Company			(521,049)				(521,049)
Net decrease in value of marketable securities					(212,814)		(212,814)
Shares issued for services rendered	10,000	109	42,691				42,800
Compensatory element of stock options				108,368			108,368
Shares issued upon exercise of options	13,000	130	42,870				43,000
Net loss						(5,327,485)	(5,327,485)

Balance at November 30, 2002	11,352,379	113,524	22,466,403	418,125	(170,318)	(13,258,716)	9,569,018

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

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCT’). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,375,400 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained 43.42% minority interest in SCT. The accompanying financial statements as of November 30, 2002 and 2001 reflect the investment in SCT at equity.

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

Employees Stock Plans

The Company accounts for its stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the provisions of APB No. 25 for purposes of determining net income and has adopted the pro forma disclosure requirement of SFAS No. 123.

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

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement No. 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of these this pronouncements will not have a material impact on the Company.

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

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ John V. Hargiss
John V. Hargiss, Chief Executive Officer

Dated: March 14, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ John V. Hargiss John V. Hargiss	Director, Chief Executive Officer and President	March 14, 2003

/s/ Jill M. Taymans Jill M. Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	March 14, 2003

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

Dated:	March 14, 2003	By:	/s/ John V. Hargiss
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

Dated:	March 14, 2003	By:	/s/ Jill Taymans
Jill Taymans Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Description
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-Laws

10.11(3)	Amended Agreement with Bio-Stor

10.12(1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.13(1)	Chairman of the Board Compensation

10.14(1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002

10.15(1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.

10.16(4)	State Revenue Sharing Agreement for Texas

10.17(4)	Addendum Agreement to Secondary Storage Agreement

10.18(4)	Secondary Storage Agreement

23	Independent Accountants’ Report

99.1	Certification of the Chief Executive Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002 filed February 28, 2003.