Form 10-K/A
period 2002-11-30
CRYO CELL INTERNATIONAL INC
filed 2003-03-31
CIK 862692

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A
                                (Amendment No. 2)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended November 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from    to

                        Commission File Number 000-23386
                                               ---------

                          CRYO-CELL INTERNATIONAL, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             DELAWARE                                         22-3023093
   -------------------------------                       -------------------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


             3165 MCMULLEN BOOTH ROAD, BLDG. B, CLEARWATER, FL 33761
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (727) 450-8000
                                               --------------

Securities registered pursuant to Section 12 (b) of the Act:

  Title of each class               Name of each exchange on which registered
         None                                        NASDAQ
  -------------------               -----------------------------------------

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

Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB [_]

Issuer's Revenues for its most recent fiscal year:  $7,073,094.

As of February 25, 2003 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $10,905,566. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer's Common Stock on such date which was February 25, 2003.

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of February 25, 2003: 11,997,540 .

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2002 Annual Meeting of Shareholders which is expected to be filed with Securities and Exchange Commission on or about March 30, 2003.

     Transitional Small Business Disclosure Format (check one): Yes ____; No X

                                EXPLANATORY NOTE

     CRYO-CELL International, Inc. amends its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 (filed on February 28, 2002), as set forth in this Form 10-KSB/A (Amendment No. 2), to include Item 9, Item 10, Item 11 and Item 12 of Part III. In addition, as required by Rule 12b-15, promulgated under the Securities and Exchange Act of 1934, the registrant's principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-KSB/A (Amendment No. 2).

                                    Part III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Section 16(a) Beneficial Ownership Reporting Compliance

Directors, Executive Officers and Key Employees

Below are the names, ages and background of the current Board of Directors of the Company.

Mercedes Walton, 49, Chairman of the Board. Ms. Walton has served as a director since October 2000 and as Chairman since June 2002. Ms. Walton is CEO of Ralston Hill Consulting LLC, a business development and strategic management consulting practice. The firm specializes in the design and deployment of technology commercialization strategies. Ms. Walton retired after 24 years with AT&T where she rose through the ranks to the position of Vice President of Corporate Strategy and Business Development. In this capacity she was responsible for leading strategic partnership negotiations with device manufacturers and technology development firms in the U.S., Europe and Asia. During her tenure with AT&T, Ms. Walton held positions in Business and Consumer Operations, Global Network Operations, Engineering, Marketing & Sales, Product Management and Human Resources. Ms. Walton's educational achievements include a Bachelor of Arts degree from Smith College, and Master degrees from both Harvard University and Massachusetts Institute of Technology. Ms. Walton is on the Board of Directors of Norstan, Inc. (Nasdaq: NRRD) where she serves on the Compensation Committee and is Chairman of the Corporate Governance Committee.

Edward Modzelewski, 74, Director. Mr. Modzelewski has served as a director since 1996. Mr. Modzelewski owned and operated a successful chain of 10 fast food restaurants and a popular steak house in Cleveland, Ohio, which was purchased by Choc-Ful-O-Nuts, a New York Stock Exchange Company. Mr. Modzelewski is a graduate of the University of Maryland School of Business. While at the University of Maryland, Mr. Modzelewski was an All-American football player and went on to play professional football for 8 years.

Frederick C. S. Wilhelm, 72, Director. Mr. Wilhelm has served as a director since 1989. Mr. Wilhelm was formerly Chairman of the Board of Directors of Buffalo Scale and Supply, Inc., a distributor of scales. He was President of that company from 1976 to 1989. Mr. Wilhelm has served as a member of the Board of Directors since the inception of the Company.

Charles D. Nyberg 72, Director. Mr. Nyberg has served as a director since August 2001. Mr. Nyberg was an executive with the Hormel Foods Corporation for 31 years. He served as a director of the company and a member of the executive committee. He also served as a director and a member of the executive committee of the Jennie-O Foods Corporation, a wholly owned subsidiary of the Hormel Foods Corp. Mr. Nyberg also served as a member of The Hormel Foundation. Mr. Nyberg has a degree from The University of Minnesota Law School.

John V. Hargiss, 58, Director, Chief Executive Officer, President and Chief Operating Officer. Mr. Hargiss has served as a director since June 2002. Mr. Hargiss was hired as President and Chief Operating Officer in February 2002 and became Chief Executive Officer upon the founder and former Chairman and Chief Executive Officer, Dan Richard's resignation as Chief Executive Officer and Chairman. Prior to joining CRYO-CELL, Mr. Hargiss was a health care consultant, providing advisory services to firms within the biotechnology, medical device, and heath care services segments. Mr. Hargiss served as President and Chief Executive Officer of Biodynamics, International, Inc., a publicly traded company (currently Tutogen Medical, Inc.). Prior to this, he served as Corporate Vice President of Sales and Marketing for the health care services unit of the BOC Group, plc. Mr. Hargiss held several executive management positions during his twelve-year career with Becton-Dickinson & Co., a multi-national medical and laboratory product firm. Mr. Hargiss holds an M.B.A. from the University of Miami (FL) and a B.S. from the University of Texas.

Gaby W. Goubran, 61. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd, an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time.

Jagdish Sheth, Ph.D., 64. Dr. Sheth has served as a director since October 2002. Dr. Sheth is currently the Charles H. Kellstadt Professor of Marketing at Emory University's Goizueta Business School, where he founded the Center for Relationship Management. Dr. Sheth has published twelve books and over two hundred articles in different areas of marketing and business strategy. Dr. Sheth is a frequent consultant to Fortune 500 companies, has held chairs at the University of Southern California and the University of Illinois, and served on the faculties of Columbia and MIT. Dr. Sheth also serves on the board of directors of Norstan, Inc., Pac-West Telecomm, Inc. and Wipro Limited.

Anthony P. Finch, 53, Mr. Finch became a director in March 2003. Mr. Finch is currently Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory. Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. He has over 25 years experience in cell separation and cryopreservation of cellular products with over 12 years experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical
Sciences, and is a member of the Cord Blood Stem Cell International Society.


Gerald F. Maass, 49, Executive Vice President. Mr. Maass joined the Company in 1998 from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass' ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and has a degree in Medical Technology.

Jill Taymans, 33, Vice President, Finance. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over ten years in both the public and private sectors. Prior to joining the company she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

E. Thomas Deutsch, III, 39, Vice President, Technology. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a B. S. degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company's communications and information systems, the Company's Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company believes that during the fiscal year 2002 all reports for the Company's officers and directors that were required to be filed under
Section 16 of the Securities and Exchange Act of 1934 were timely filed, except that one Form 3 was filed late by Mr. Goubran.

ITEM 10. Executive Compensation

     Set forth below is a Summary Compensation table relating to the compensation earned by the Chief Executive Officer and each of the persons who qualified as named executive officers under Item 402(a)(2) of Regulation S-B, for fiscal years ending November 30, 2002, 2001 and 2000.

                                                                           Long Term
                                          Annual Compensation             Compensation
                                          -------------------             ------------

                                                                    Restricted    Securities
Name and                                                              Stock       Underlying
Principal Position                    Year    Salary      Bonus     Awards ($)      Options
------------------                    ----    ------      -----     ----------      -------
John Hargiss                          2002    $146,436       ---       $43,700        50,000
Chief Executive Officer (1)


Gerald F. Maass                       2002    $129,031       ---           ---         5,000
Executive Vice President              2001    $127,693       ---           ---         3,000
                                      2000    $116,091       ---           ---           ---

Former Chief Executive Officer (2)    2002    $242,720       ---           ---           ---
Daniel D. Richard                     2001    $234,571   $50,000           ---           ---
                                      2000    $188,767       ---           ---

----------

     (1) Represents compensation beginning February 11, 2002 for services as President and Chief Operating Officer and for Chief Executive Officer services commencing June 18, 2002, see Employment Agreements. Mr Hargiss received 10,000 shares of restricted stock. The market value based on the stock price as of November 30, 2002 is $18,400.
     (2) The Company's founder, Daniel Richard resigned as the Company's Chairman and Chief Executive Officer on June 18, 2002, and subsequently as a director of the Company on January 29, 2003. Mr. Richard currently serves as Chairman and CEO of Stem Cell Preservation Technologies, Inc. (`SCPT'). The amounts of compensation reflected in the table for fiscal 2002 relate to the period in which Mr. Richard served as the Company's Chief Executive Officer and include $142,720 for service as Chairman and Chief Executive Officer of the Company and $100,000 for service as Chairman and Chief Executive Officer of SCPT. Upon Mr. Richard's resignation as Chairman and CEO, the Company and Mr. Richard entered into an agreement which provided the following:
               (a) the Company's one-time payment to Mr. Richard of a $250,000 retirement bonus which was recorded at May 31, 2002,
               (b) a conditional award of stock options to purchase up to 200,000 shares of Company common stock from the Stock Incentive Plan, 50,000 to be granted upon the successful completion of each of any of the following milestones:

                       (i) The Company's common stock becomes listed on the NASDAQ National Market;

                       (ii) The Company's shareholders' equity reaches $50 million;

                       (iii) The Company's holdings of any Stem Cell
                             Preservation Technologies, Inc. common stock reaches a value of $20 million; and

                       (iv) The Company's annual net profits reach $10 million; and

               (c) the payment to Mr. Richard of $200,000 per year for ten years for consulting services in the event of Mr. Richard's death during such ten-year period the required payment shall be made to Mr. Richard's living trust.

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options awarded to each of the named executive officers during fiscal year 2002.

                     Number of      Percent of
                    Securities    Total Options
                    Underlying      Granted to        Exercise or
                      Options      Employees in       Base Price        Expiration
     Name           Granted (1)   Fiscal Year (2)    ($ per share)         Date
 John Hargiss         50,000           30%               $5.00         June 18, 2007

 Gerald Maass          5,000            3%               $5.67       December 14, 2006

Daniel Richard             0            0%                   0              ---

----------
     (1) Options granted are eligible for exercise after a one-year vesting period.

     (2) Based on a total of 165,500 shares subject to options granted to employees under CRYO-CELL's option plan in fiscal year 2002.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of Common Stock held as of November 30, 2002 by each of the named Executive Officers.

                                                            Number of Securities       Value of Unexercised
                        Shares                             Underlying Unexercised     In-the-Money Options At
                     Acquired on          Value         Options At Fiscal Year-End       Fiscal Year-End
    Name             Exercise (#)      Realized ($)      Exercisable/Unexercisable      Exercisable (1) ($)
    ----             ------------      ------------      -------------------------      -------------------
John Hargiss              0                 0                     0/50,000                        0

Gerald Maass              0                 0                     49,400/0                        0

Daniel Richard            0                 0                  1,000,000/0                        0

----------
     (1) None of the named executive officers hold options that are in the money based upon a closing price of $1.84 at fiscal year end.

Employment Agreements

     The Company does not have any employment agreements except with its Chief Executive Officer. Mr. John Hargiss commenced employment as President and Chief Operating Officer on February 11, 2002 and on June 18, 2002 the Company entered into an employment agreement with Mr. Hargiss, pursuant to which he agreed to serve as the Company's Chief Executive Officer and President (hereinafter referred to as the "Hargiss Employment Agreement"). The Hargiss Employment Agreement is for a one-year term, and is renewable for subsequent one-year terms upon mutual agreement. Pursuant to the terms of the Hargiss Employment Agreement, Mr. Hargiss is entitled to a base annual salary of $200,000, which salary may be adjusted periodically to reflect the overall performance of the Company and the planning and execution of programs, which increase shareholder value. As additional compensation pursuant to the Hargiss Employment Agreement, the Company issued options to purchase 50,000 shares of common stock to Mr. Hargiss, at an exercise price of $5.00. These options vest on June 18, 2003. Additionally, Mr. Hargis will receive options to purchase 25,000 shares at the market value on July 1, 2003 and 25,000 shares at the market value on July 1, 2004. These options will vest as follows, 25,000 on July 1, 2004 and 25,000 on July 1, 2005. Pursuant to the terms of the Hargiss Employment Agreement, the Company and Mr. Hargiss agreed to enter into a change of control agreement which will provide for the acceleration of the vesting of Mr. Hargiss' stock options in the event of a change of control resulting from a merger in which the company is not the survivor, a person or group acquiring more than thirty percent of the Company's outstanding common stock or announcing a tender offer for at least thirty percent of the Company's common stock.

Equity Compensation Plan Information

                                                                                     Number of securities
                                                                                     remaining available
                                                                                     for future issuance
                                    Number of                                            under equity
                                securities to be              Weighted-average        compensation plans
  Equity Compensation         issued upon exercise             exercise price       (excluding securities
   plans approved by          of outstanding options,     of outstanding options,   reflected in the first
     shareholders               warrants and rights         warrants and rights            column)
     ------------               -------------------         -------------------            -------
CRYO-CELL International
Incentive Stock Option
Plan (1)                            120,900                       $2.91                         ---
CRYO-CELL International
2000 Stock Incentive
Plan (2)                          1,459,900                       $5.57                     756,400
Equity Compensation plans
not approved by shareholders

Other Plans (3)                     382,000                       $5.36                         ---

Total                             1,962,800                       $5.37                     756,400

----------
     (1)  CRYO-CELL Incentive Stock Option Plan expired on April 1, 2000.
     (2) CRYO-CELL 2000 Stock Incentive Plan originally had 1,500,000 stock options to be issued and in June 2002 the shareholders approved an additional 750,000 shares.
     (3) From time to time the Company grants options pursuant to individual compensation arrangements in exchange for goods or services provided to the Company. These options are granted at fair market value on the date of grant and typically vest immediately and provide for an exercise period of three (3) years.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 2003 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all directors, nominees and executive officers of the Company as a group. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                               Number of Shares       Percent of
    Name of Beneficial Owner                  Beneficially Owned      Class (1)
    ------------------------                  ------------------      ---------

    Directors and Executive Officers:
    Mercedes Walton  (2)                           106,000                  *
    Frederick C.S. Wilhelm (3)                      70,000                  *
    John V. Hargiss (4)                             60,000                  *
    Gaby Goubran  (5)                               20,000                  *
    Edward Modzelewski  (6)                         60,300                  *
    Charles Nyberg (7)                             155,000                1.4%
    Jagdish Sheth (8)                               20,000                  *
    Gerald F. Maass (9)                             63,400                  *


    Other Beneficial Owners:

    Richard Family Living Trust (10)              1,996,900             16.17%
    Daniel D. Richard (10)                        1,996,900             16.17%

    All Executive Officers and
    Directors as a Group (8 persons)                554,700              4.36%
         *- Less than one percent (1%).

Unless otherwise indicated, the address for the persons listed above is 3165 McMullen Booth Road, Building B, Clearwater, Florida 33761.

------------------
(1) Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing
     (i) the number of shares deemed to be beneficially held by such shareholders as of March 31, 2003 by (ii) the sum of (a) the number of shares of Common Stock outstanding as of March 31, 2003 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of March 31, 2003 or will become exercisable within 60 days after March 31, 2003.
(2) Includes 100,000 shares subject to options exercisable as of March 31, 2003.

(3) Includes 20,000 shares subject to options exercisable as of October 3, 2003.
(4)  Includes 50,000 shares subject to options exercisable as of June 18, 2003.
(5)  Includes 20,000 shares subject to options exercisable as of June 18, 2003.
(6) Includes 20,000 shares subject to options exercisable as of October 3, 2003.
(7) Includes 100,000 shares subject to warrants exercisable as of March 31, 2003 issued to Red Rock Partners in which Mr. Nyberg is a partner.
(8) Includes 20,000 shares subject to options exercisable as of October 3, 2003.
(9)  Includes 49,400 shares subject to options exercisable as of March 31, 2003.
(10) Represents (i) 996,900 shares held by the Richard Family Living Trust, of which Daniel D. Richard is co-trustee with his wife, and as co-trustees share voting and investment control of the shares and (ii) options to purchase 1,000,000 shares held individually by Daniel D. Richard which are currently exercisable. Daniel D. Richard's contact information is as follows, Daniel D. Richard, c/o Stem Cell Preservation Technologies, Inc., 6905 Rockledge Drive, Suite 600, Bethesda, MD 20817.

ITEM 12. Certain Relationships and Related Transactions

     Daniel D. Richard, former Chairman of the Board and Chief Executive Officer is the father of Ronald B. Richard, a former member of the Board of Directors of the Company and the former Chief Executive Officer of the Company's majority owned subsidiary Stem Cell Preservation Technologies, Inc. While Mr. R. Richard was Chief Executive Officer of Stem Cell Preservation Technologies, Inc. he received $138,936 as compensation in fiscal 2002.

     On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. On January 29, 2003, Mr. D. Richard resigned from the Board of Directors. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and conditionally awarded, 200,000 stock options at 110% of market value at the time of grant from the Company's Stock Incentive Plan upon the successful completion of certain performance milestones. Mr. Richard will be paid $200,000 per year over the next 10 years as part of a long-term consulting agreement with the Company. The agreement constitutes a survivor's benefit to his widow in the event of death before the expiration of the 10-year period. Mr. D. Richard currently serves as Chairman and Chief Executive Officer of Stem Cell Preservation Technologies, Inc.

     On July 25, 2001 the Board of Directors of CRYO-CELL International, Inc. announced that the Company would declare and distribute a stock dividend in the shares of its then wholly owned subsidiary, Stem Cell Preservation Technologies, Inc. (`SCPT'). SCPT is a development stage company, which will be involved in the development of marketing programs for the collection and preservation of adult stem cells.

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

     As of March 31, 2003 Mr. D. Richard owned 750,000 shares of SCPT, Mr. Maass owned 30,000 shares, Ms. Walton owned 25,000 shares, Mr. Nyberg owned 25,000 shares and Ms. Taymans owned 25,000 shares. To the extent these officers and directors own shares in the Company, they will participate pro-rata in the anticipated dividend.

     On February 9, 1999, the Company's revenue sharing agreement with two individual investors relating to the State of Arizona (the "Arizona Agreement") was modified and replaced by a new Revenue Sharing Agreement relating to the State of Florida (the "Florida Revenue Sharing Agreement"). Under the terms of the new agreement, the Company was to receive an aggregate one time up front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida Revenue Sharing Agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida up to a maximum of 33,000 storage spaces. The Company is applying all of its payment obligations under the Florida Revenue Sharing Agreement toward the $550,000 balance owed to the investors until such amount is paid in full. After the $550,000 payment is satisfied, payments under the Florida Revenue Sharing Agreement will be made to the investors. The Company applied $114,660 and $55,177 in fiscal years ending 2002 and 2001, respectively, toward the investors' obligation to pay the $550,000 balance. One of the Florida Revenue Sharing Agreement investors is Mr. Nyberg, who became a director of the Company in August 2001.

     In May 2001 the Redrock Partners, a partnership ("Redrock"), paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company's common stock at $6.00 per share. Mr. Nyberg, a director of the Company, is a partner of Redrock.

     On May 31, 2001 the Company also entered into a revenue sharing agreement with Redrock entitling Redrock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces (the "Texas Revenue Sharing Agreement"). Under the terms of the Texas Revenue Sharing Agreement Redrock paid the Company an aggregate one time up-front payment of $750,000 and the Company made total payments to Redrock of $52,308 and $15,138 for fiscal years ending 2002 and 2001, respectively.

     In October 2001, the company sold 90% of Safti-Cell, Inc., an inactive subsidiary of the company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a current member of the Board of Directors of the Company, owns an interest in Red Rock Partners. The sale took place prior to the time that Mr. Nyberg became a member of the Company's Board of Directors. The sale required that the partnership invest capital in land, buildings, equipment and personnel sufficient to provide back-up dual cryogenic storage of umbilical cord stem cells for the Company. Red Rock Partners has advised the Company it has invested in excess of one million dollars to bring such facilities into operation. These operations, which commenced in October 2002, have delivered increased revenues to the Company. An expanded building and facilities program is expected to be implemented over the next 18 months to facilitate expanded dual cryogenic storage capacity for the Company.

Item 13.   a.) Exhibits

     The information required by this item is hereby incorporated by reference to the Exhibit Index.

           b.) Reports on Form 8-K

       None.

Item 14.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

                                          CRYO-CELL INTERNATIONAL, INC.

                                              By: /s/ John V. Hargiss
                                                  -------------------
                                      John V. Hargiss, Chief Executive Officer



Dated:  March 31, 2003

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE                        TITLE                                              DATE
---------                        -----                                              ----
/s/ John V. Hargiss              Director, Chief Executive Officer
-------------------              and President                                  March 31, 2003
John V. Hargiss


/s/ Jill M. Taymans              Vice President, Finance,
-------------------              The Company's Principal Financial Officer
Jill M. Taymans                  and Principal Accounting Officer               March 31, 2003
---------------

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                         By: /s/ John V. Hargiss
                                                  -------------------
                                                  John V. Hargiss

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                   By: /s/   Jill Taymans
                                            ------------------
                                            Jill Taymans
                                            Vice President, Finance

                                  EXHIBIT INDEX

 Exhibit
   No.                                  Description
   --                                   -----------

 3.1(2)      Amended and Restated Certificate of Incorporation
 3.2(2)      Amended and Restated By-Laws
10.11(3)     Amended Agreement with Bio-Stor
10.12(1)     Revenue Sharing Agreement between Stem Cell Preservation
             Technologies, Inc. and CRYO-CELL International, Inc.
10.13(1)     Chairman of the Board Compensation
10.14(1)     Employment agreement between John V. Hargiss and CRYO-CELL
             International, Inc. dated June 18, 2002
10.15(1)     Agreement with Daniel D. Richard and CRYO-CELL International, Inc.
             dated June 18, 2002.
10.16(4)     Agreement with Red Rock Partners for the State of Texas Revenue
             Sharing Agreement dated May 30, 2001.
10.17(4)     Addendum Agreement to Secondary Storage Agreement
10.18(4)     Secondary Storage Agreement
21(4)        Subsidiaries of CRYO-CELL International, Inc.
23(5)        Consent of Auditors
99.1         Certification of the Chief Executive Officer of CRYO-CELL
             International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.2         Certification of the Chief Financial Officer of CRYO-CELL
             International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

     (1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
     (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
     (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.
     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002 filed February 28, 2003.
     (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended November 30, 2002 filed March 14, 2003.