Form 10KSB/A
period 2002-11-30
CRYO CELL INTERNATIONAL INC
filed 2003-06-27
CIK 862692

[LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]

NEW LETTER NEEDED

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

New York, N. Y.

February 20, 2003

35

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 3)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as specified in its charter)

DELAWARE	22-3023093
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3165 MCMULLEN BOOTH ROAD, BLDG. B, CLEARWATER, FL 33761

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (727) 450-8000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	NASDAQ

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB ☐

Issuer’s Revenues for its most recent fiscal year: $6,693,777.

As of June 18, 2003 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $8,902,966. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date which was June 18, 2003.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of June 18, 2003: 11,997,540 .

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes            ; No X

EXPLANATORY NOTE

CRYO-CELL International, Inc. amends and restates its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 (“prior report”), filed on February 28, 2003, as set forth in this Form 10-KSB/A (Amendment No. 3), to amend and restate Item 1, Item 6 and Item 7. Subsequent to the issuance of our financial statements on the prior report, the Company re-evaluated its accounting and financial reporting policies concerning, among other things, revenue recognition which affected such financial statements. Management sought guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”). Based upon conversations among the Staff of the SEC, the Company’s former accountants and management, management determined that the policy of recognition of revenue from the sale of revenue sharing agreements and annual storage fees should be changed and its previously issued financial statements restated. In addition, the Company made other corrections and adjustments, including the recognition of expenses related to impairment of an investment and a litigation settlement based on events subsequent to the original issuance of the financial statements. Therefore, the Company has decided to restate certain of the previously reported financial statements. This amendment restates the Company’s financial statements as of November 30, 2002 and 2001. The circumstances necessitating the restatement and their effects are more fully described in Notes 13, 16, and 17 of the Notes to Consolidated Financial Statements.

In addition, as required by Rule 12b-15, promulgated under the Securities and Exchange Act of 1934, the registrant’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-KSB/A (Amendment No. 3).

Except for the items noted above and updates to Item 3 of the prior report to reflect subsequent events, the information provided in this amended report is the same as that provided in the prior report. The Company directs you to refer to the other reports filed with the Securities and Exchange Commission from time to time after the date of this report for more current information, including “Risk Factors that May Affect Future Results.”

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully optimize the opportunities available to us from our licensing agreements or to enforce our licensing agreements;

(ii)	any material reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

(iv)	any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in our business;

(vi)	any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(vii)	the effect of any future reduced cash position and future inability to access borrowings;

(viii)	any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;

(ix)	any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(x)	any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(xi)	any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(xii)	the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xiii)	any added requirements imposed on us by new laws, SEC regulations or NASDAQ listing requirements and costs thereof;

(xiv)	any future loss of the Company’s listing under NASDAQ;

(xv)	any technological breakthrough or medical breakthrough that would render the Company’s business of stem cell preservation obsolete;

(xvi)	general economic and market conditions and combined general downturn in the economy;

(xvii)	any material failure or malfunction in our storage facilities;

(xviii)	continued losses, future negative cash flows and inability to obtain anticipated future positive cash flows;

(xix)	any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens;

(xx)	the potential impact of negative market influences on the Company’s portfolio of cash, cash equivalents and marketable securities;

(xxi)	any inability to successfully prosecute, or defend against, claims and litigation matters or enforce agreements with domestic or foreign entities;

(xxii)	the costs associated with defending or prosecuting litigation matters and any material adverse result from such matters; and

(xxiii)	any material inability to successfully consummate, the previously announced dividend of the shares of Stem Cell Preservation Technologies, Inc. (‘SCPT’);

(xxiv)	the costs associated with the consummation of the dividend of the Stem Cell Preservation Technologies, Inc. common stock;

(xxv)	the inability of the Stem Cell Preservation Technologies, Inc. to generate the storage of any specimens in the geographic regions covered by the revenue sharing agreements;

(xxvi)	decreases in asset valuations;

(xxvii)	continued adverse governmental regulations in Italy;

(xxviii)	any negative effect from a recent adverse newspaper article regarding the Company’s business operations;

(xxix)	inability to obtain an effective registration statement regarding shares in SCPT;

(xxx)	any new technology rendering the Company’s patented equipment or business obsolete;

(xxxi)	any performance failures related to the Company’s equipment or operations;

(xxxii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xxxiii)	any negative consequences related to changes in the Board of Directors or less involvement in the future by the Company’s founder Dan Richard;

(xxxiv)	any negative effect from the recently filed class action shareholder lawsuits.

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

Introduction

CRYO-CELL International, Inc. was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company’s current focus is on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The Company believes that it is the largest commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. These technologies include a process for the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. In October 2002 the Company introduced a dual storage program whereby a portion of newly-processed specimens will be stored in the Company’s Clearwater, FL facility and the balance of the collected specimen will be stored at a facility in Arizona. The specimens are stored in both the Company’s proprietary cellular storage system (“CCEL II”) and commercially available cryogenic storage equipment. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

The Company markets its preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company’s clinical support team of specially trained R.N.s and L.P.Ns. are available 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

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

In March 2000, the Company launched its Mother to MotherTM Educational Network. The network is comprised of clients who have stored their newborn’s U-Cord™ blood stem cells with the Company. These independent contractors contact expectant parents, OB/GYN’s and medical caregivers advising them of the Company’s affordable service, and receive a small entitlement if these parents become clients.

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

Prior to the spin off of SCPT, and continuing thereafter, the Company and SCPT have agreed to the sharing of certain revenues earned by SCPT. In exchange for $3,000,000 in cash and common stock ($600,000 in cash, $2,400,000 in common stock of CCEL) the Company is to receive in perpetuity a fixed portion of all income derived from the storage of adult stem cells, for up to 50,000 specimens originating from customers from each of the States of New York and Illinois. An operational agreement has been established between the Company and SCPT for the processing and storage of SCPT client specimens. In February 2003, an independent appraisal of this RSA revealed it was impaired by $218,625 at November 30, 2002. There can be no assurance that the value of the RSA will not continue to decline or that the Company will ever receive any revenue from SCPT once, if ever, it is spun-off.

In May 2003, SCPT entered into a Revenue Sharing Agreement with a third party for the State of California. In exchange for $2,000,000 the third party is to receive in perpetuity a fixed portion of all income derived from the storage of adult stem cells, for up to 75,000 specimens originating from customers from the State of California. In May 2003, SCPT received a non-refundable deposit of $50,000. The balance of the contract is to be paid in installments over a five (5) year period. SCPT has agreed to finance the unpaid balance at an interest rate of 4% per year.

SCPT is still in a development stage and there is no assurance that it will be able to commercialize its business or be able to do so at a profit. SCPT may be required to raise additional capital to maintain itself as a viable entity. There is no assurance that it will be able to raise such capital, if required. In January 2003, its CEO and CFO resigned. Subsequently, Daniel D. Richard, former Chairman and CEO of the Company, has assumed the position of CEO.

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

In October 2001, Saneron Therapeutics, Inc. merged into CCEL Bio-Therapies, Inc., which then changed its name to Saneron CCEL Therapeutics, Inc. As part of the merger, the Company contributed 260,000 shares of its common stock and 195,000 shares of common stock of SCPT. The world marketing rights granted through licenses to Saneron and CCEL BIO-THERAPIES, INC. have been assigned to the merged company. Saneron CCEL Therapeutics, Inc. has been granted patents in many countries throughout the world for the therapeutic use of sertoli cells. Intellectual property for human cord blood as a source of stem cells has been filed jointly by the University of South Florida and Daniel D. Richard and has been assigned to Saneron CCEL Therapeutics, Inc. At the conclusion of the merger the Company retained a 43.42% minority interest in Saneron CCEL Therapeutics, Inc. The Company has reduced its carrying value in this investment an aggregate of $463,074 in fiscal 2002 and 2001 under the equity method of accounting for this minority owned subsidiary.

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

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company records this up-front fee as a perpetual long-term liability on the balance sheet. The Company does not intend to enter into additional RSAs; however, its subsidiary, Stem Cell Preservation Technologies, Inc. (“SCPT”) may enter into RSAs before or after the distribution of SCPT shares described above. On May 15, 2003, SCPT entered into a RSA for the State of California.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the State of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 was recorded as a receivable and the receivable will be reduced through Revenue Sharing entitlements to their share of net storage revenues. As of November 30, 2002 and 2001, the balance of the receivable is $332,895 and $447,555, respectively. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the State of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this RSA. Mr. Nyberg purchased this RSA prior to the time he became a member of the Board.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces.

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” Revenue Sharing Agreements were purchased in which OrNda paid the Company a total of $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its laboratory in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

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

New Jersey. On November 30, 1999, the Company entered into agreements with two parties entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company foreclosed on the notes and has deemed the $370,000 receivable to be uncollectible. The original liability of $500,000 has been reversed and the payments made under the contract have been recognized as revenue. In May 2003 the two parties requested that the Company return the $130,000 that had previously been paid to the Company. In June 2003 the Company agreed to settle the dispute and return $86,000 to the two parties.

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

Research, Development and Related Engineering

The Company has incurred $219,659 during fiscal 2002, compared to $51,067 during fiscal 2001, on research, development and related engineering expenses. In fiscal 2002 and 2001 these expenses were attributed to the design, development and validation of the Company’s CCEL II technology.

Government Regulation

The CCEL Cellular Storage Systems technology is a Class II device and falls under the Food and Drug Administration’s (FDA) regulations at 21 C.F.R. § 864.9700 (“Blood Storage Refrigerator/Freezer”). Devices regulated under this statute are exempt from the 510(k) notification requirements but still must be manufactured in a cGMP environment. In October 2001, the Company listed the CCEL II as a Class II medical device with Food and Drug.

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

Employees

At June 18, 2003 there are 36 full-time and 10 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

International

In fiscal 2000 the Company began entering into licensing agreements with certain parties in various international areas in an attempt to capitalize on the Company’s technology. The following details the background and current status of the significant agreements.

Europe. On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd., a holding company, for the exclusive license to market the Company’s U-Cord™ program in Europe. The marketing rights allow COLTEC, Ltd. and its affiliates to directly market the U-Cord™ program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and is entitled to receive royalties of 10.5% to 18% of adjusted U-Cord™ processing and storage revenues, respectively, to be generated in Europe. The Company also granted COLTEC, Ltd. a three-year option to purchase 100,000 shares of the Company’s common stock ($8.00 exercise price) and issued 100,000 additional options ($10.00 exercise price) to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. Subsequent to the licensing agreement date, COLTEC, Ltd. formed affiliated corporations, including CRYO-CELL Europe, N.V. (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000 the Company entered into an agreement to purchase approximately 6% of CCEU. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CCEU. In September 2001, SCPT purchased 1% of CCEU’s capital stock for $150,000. On

August 28, 2001 CCEU effectively exercised its options to purchase 200,000 shares of the Company’s common stock by issuing to the Company a 21.9% interest in CRYO-CELL Italia, Srl, a subsidiary of CCEU (see “Italia” below). The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company has charged $268,103 to operations as an asset impairment.

On October 3, 2001, the Company issued CRYO-CELL Europe, N.V. 17,750 shares of the Company’s common stock for payment of an option to acquire an additional 60% interest in CRYO-CELL Europe, N.V. for $13,500,000. The Company elected not to exercise the option and charged the option’s cost of $112,713 to operations in fiscal 2002.

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement. Based upon CCEU’s actual revenues since inception through August 2002, the Company calculated that it had earned royalties of $380,743. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement, which the Company disputes. As of November 30, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, in March 2003, CCEU was served with a termination letter. In April 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation. See “Item 3—Legal Proceedings”.

Italia. On August 28, 2001, the Company entered into an agreement with CCEU to purchase 21.9% of CRYO-CELL Italia, Srl (‘CCI’) from CCEU’s equity for $1,800,000. In October 2001 SCPT purchased 2.19% of CCI for $150,000 in cash. The Company is to receive a portion of the processing and storage fees generated by CCI’s operations. The Company’s equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options from CCEU (see “Europe” above.) An independent appraisal of the Company’s effective 24% interest (on a combined basis with SCPT) was performed in February 2003 to determine the fair market value of this investment. As a result of the appraisal, the Company determined that the value of this investment has been impaired. Accordingly, the Company originally charged $1,398,075 to operations as an asset impairment in fiscal 2002. Subsequent to the filing of the prior annual report, the Company was informed in May 2003 that CCI was being forced to liquidate. The Company is restating its 2002 financial statements to reflect the remaining investment as fully impaired with an additional charge to operations of $478,500 in 2002.

In July 2002 the Company was informed by a 51% shareholder of CCI that the shares of CCI that were purchased by the Company and SCPT from CCEU have not yet been reflected on CCI’s register. The Company has sent all appropriate documentation to CCI to meet the requirements of Italian law. The Company has received the original documents reflecting the Company’s ownership on CCI’s register.

In February 2002, the Italian Ministry of Health issued an ordinance restricting private cord blood collection. The statutory basis under Italian law for this action was Section 107 of the Regulation of Transfusion and Production of Blood Products, which requires that these activities be conducted by duly licensed organizations. In April and May 2002 petitions against the ordinance were brought by CCI and three mothers in separate actions. CCI and the mothers prevailed in all circumstances resulting in the court permitting the collection and export of the cord blood specimens. The decisions of the lower courts, however, were upheld upon appeal by the Regional Tribunal. In January 2003, the Italian Ministry of Health extended the previously issued ordinance for an additional year. Draft blood product and banking legislation is currently pending in the Italian Parliament which includes a provision that expressly allows private cord blood banking activities within the country. There can be no assurances that such legislation will be enacted in the future. Absent additional financings, CCI may not be able to fund or continue its operations. On May 9, 2003 the Company was informed that CCI would be forced to liquidate. Accordingly the Company reduced its investment in CCI to $0, charging an additional $478,500 to operations in fiscal 2002.

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

The Company is periodically involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in such litigation and regulatory proceedings from time to time. While the Company believes that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case. In addition to the forgoing, the Company is currently involved in the following:

I. On or about August 21, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-006665-CI-15) was filed in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. The complaint alleged discrimination in employment and a hostile working environment, and sought damages in excess of $15,000. In May 2003 the Company settled the lawsuit by Ms. Dearth. The terms of the parties’ resolution are confidential, but include Ms. Dearth’s dismissal of her pending claims of gender discrimination against the Company, the Company’s release of legal claims against Ms. Dearth, with each party to bear its respective legal fees and costs.

II. On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies (two of which are now out of business) involved in cord blood banking. The suit seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents. The Company also notes that corresponding patents in other jurisdictions outside the United States have been invalidated or abandoned. The litigation is still in the expert discovery stage, with trial scheduled for October 2003.

III. As described above under “International-Europe”, following unsuccessful settlement discussions, in March 2003, CRYO-CELL Europe, N.V. (“CCEU”) was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application and it plans to file a new preliminary injunction proceeding seeking the same relief shortly.

On April 17, 2003, the Company filed a lawsuit against CCEU in the Circuit Court of the Sixth Judicial District in the State of Florida, seeking to recover money damages for unpaid royalty payments due under the license agreement with the Company. The Company had previously advised CCEU that, by the Company’s calculation, CCEU owed the Company $323,562 in unpaid royalties. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe, and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. COLTEC, Ltd. subsequently assigned the License Agreement to an affiliated company.

IV. In May 2003 a class action complaint was filed by John Roderick Heller, III and Alan L. Wurtzel in the United States District Court of the Middle District of Florida, Case No. 03-CV-1011 against the Company, certain current and former officers and directors of the Company, and two of the Company’s former accounting firms. The complaint alleges violation of federal securities laws, including improper recognition of revenue in the financial statements included in certain public reports of the Company. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

V. On June 11, 2003 the Company received a class action complaint filed by Frank Stagliano in the United States District Court of the Middle District of Florida, Case No. 03-CV-1152 against the Company, certain current and former officers and directors of the Company, and two of the Company’s former accounting firms. The complaint alleges violation of federal securities laws, including improper recognition of revenue in the financial statements included in certain public reports of the Company. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

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

	High	Low
2001
February 28, 2001	5.03	2.19
May 31, 2001	5.22	3.19
August 31, 2001	10.26	4.91
November 30, 2001	7.10	3.75

2002
February 28, 2002	6.15	4.65
May 31, 2002	4.70	2.24
August 31, 2002	5.62	2.95
November 30, 2002	3.04	1.56

2003
February 28, 2003	1.94	1.00
May 31, 2003	1.64	.73

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of June 18, 2003 the Registrant had 384 shareholders of record, and management believes there are approximately 4,500 additional beneficial holders of the Company’s common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2002, should be read in conjunction with the financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

Overview

The Company was incorporated on September 11, 1989 in the state of Delaware. It is engaged in cryogenic cellular storage and the design and development of cellular storage devices. The Company’s current focus is on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The Company believes that it is the largest commercial firm currently specializing in separated umbilical cord blood stem cell preservation. CRYO-CELL has pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. The Company’s original mission of affordable U-Cord™ blood preservation remains in effect with a parallel focus on service and quality differentiation (e.g. dual storage), which the Company believes will allow it to maintain and grow unit market share leadership. These technologies include a process for the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system. Its headquarters facility in Clearwater, Florida handles all aspects of its business operations including the processing and storage of specimens. In October 2002, the Company began to offer dual storage of each client’s specimen at a facility located in Sedona, Arizona. The specimens are stored in both the Company’s proprietary cellular storage system (‘CCEL II’) and commercially available cryogenic storage equipment. Historically, the Company has been financed primarily through both the private and public equity markets and is currently the only public company offering the private storage of cord blood.

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

Restatement

Subsequent to the issuance of the Company’s 2002 financial statements, the Company’s management determined that the following revisions to the 2002 and 2001 financial statements were required. In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of the RSAs and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s financial statements, sought the guidance of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the RSAs and storage revenue policies should be changed and its previously issued financial statements restated. Subsequent to the issuance of the Company’s financial statements for fiscal 2002 and 2001, the Company became aware that its investment in CCI, in May 2003, and Saneron CCEL Therapeutics, Inc. suffered further impairment and that certain pending litigation at November 30, 2002 was settled in May 2003. The cost of the legal settlements aggregating approximately $219,000, the temporary impairment to the investment in Saneron of $218,000, and the additional impairment to the investment in CCI of $478,000 have been reflected in the restated financial statements for fiscal 2002 as required by accounting principles generally accepted in the United States of America.

A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Balance Sheet as at November 30, 2002
Investment in European Affiliates	1,218,167	739,667
Receivable-Revenue Sharing Agreement	—	332,895
Investment in Saneron CCEL Therapeutics, Inc.	2,132,505	1,914,826
Total Other Assets	5,066,589	4,703,305
Accrued Expenses and Withholdings	1,128,975	1,216,001
Long-term liabilities relating to Revenue Sharing Agreements	—	4,416,666
Deferred Revenue	1,018,346	2,228,167
Accumulated other comprehensive income	(170,318)	(387,997)
Stockholders’ Equity	9,569,018	3,578,933
Statement of Income for the Year Ended November 30, 2002
Revenues	7,073,094	6,693,777

Cost of Sales	2,495,131	2,277,611
Provision for Doubtful Accounts	594,540	224,540
Impairment of Assets	2,637,665	3,262,165
Operating Loss	(5,537,043)	(5,963,031)
Interest Expense	58,854	391,034
Net Loss	(5,327,485)	(6,048,925)

	As Previously Reported	As Restated
Balance Sheet as at November 30, 2001
Property and Equipment	3,184,883	3,330,883
Receivable-Revenue Sharing Agreement	—	447,555
Total Other Assets	6,247,321	6,694,876
Accrued Expenses and Withholdings	248,380	216,906
Long-term liabilities relating to Revenue Sharing Agreements	—	4,916,666
Deferred Revenue	2,009,942	2,710,443
Stockholders’ Equity	14,521,268	9,469,402
Statement of Income for the Year Ended November 30, 2001
Revenues	5,648,463	4,515,510
Cost of Sales	1,656,048	1,548,158
Operating Loss	(485,889)	(1,353,560)
Interest Expense	10,482	173,515
Net Income (Loss)	899,634	(131,070)

The consolidated financial statements for the year ended November 30, 2002 and 2001 contained herein have been restated to reflect all of these adjustments and reclassifications.

1).	The Company has historically generated revenue through the sale of the U-CordTM storage program to customers including annual renewal fees. The Company charges a fee for the initial blood collection kit sent to the expectant parents, the processing of the umbilical cord blood and the extraction of the stem cells for storage, and the first year’s storage of the stem cells. Thereafter, the client is charged an annual fee to store the specimen. In the Company’s prior report the Company recognized the revenue from the first year’s storage and the recurring annual storage fee at the time of receipt. The Company is amending and restating the prior report to initially record the annual storage fees as a deferred liability and to recognize the revenue over the twelve-month period covered by the annual storage fee.

2.)	The Company has entered into Revenue Sharing Agreements (“RSAs”) with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states) and Tenet Health Systems Hospitals, Inc. The Company did not enter into any RSAs in fiscal 2002 and there is no assurance that the Company will enter into any RSAs in the future. In the Company’s prior reports the up-front payment received for each RSA was recognized as revenue when the RSA was entered into and the payment under the agreement was reasonably assured. Based upon guidance sought by management from the Office of the Chief Accountant of the SEC, the Company is amending and restating the prior report to record this up-front payment as a long-term liability.

While the Company may not enter into additional RSAs or receive any further up-front payments from entering into RSAs, its earnings is expected to be impacted by the payments it is obligated to make under the existing RSAs. For the years ended November 30, 2002 and 2001, the Company incurred expenses of $332,180 and $163,033, respectively, under the RSAs.

Reclassification of $370,000 that was recorded as an allowance for doubtful accounts from an uncollectible receivable associated with a RSA to a reduction in the long-term liability due to the new accounting treatment for RSAs.

3).	On May 9, 2003 the Company was advised that CRYO-CELL Italia, Srl (‘CCI’) was liquidating. Accordingly, an additional asset impairment of $478,500 has been recorded as of November 30, 2002 to reduce the Company’s consolidated investment to $0.

4.)	Reclassification of certain depreciation for certain assets as of November 30, 2001 to impairment of assets as of November 30, 2002.

5.)	The Company recorded a receivable for the remaining balance due for the Revenue Sharing Agreement for the State of Florida. The receivable will be reduced through Revenue Sharing entitlements to their share of net storage revenues. As of November 30, 2002 and 2001, the balance of the receivable is $332,895 and $447,555, respectively.

6.)	The Company restated accrued expenses as of November 30, 2002 to reflect a settlement on litigation that occurred in May 2003, subsequent to the balance sheet date.

7.)	The Company recognized further unrealized losses of $217,679 in 2003 attributable to its investment in Saneron CCEL Therapeutics, Inc.

8.)	Reclassification of payments made under the RSAs from cost of sales to interest expense.

Results of Operations

Revenues. For the fiscal year ended November 30, 2002, the Company had revenues of $6,693,777 compared to $4,515,510 in the prior fiscal year representing a 48% increase. The increase in revenues reflects the significant growth in processing and storage revenue associated with the Company’s U-Cord™ stem cell program. The Company believes that its growth is a result of the increasing effectiveness of its various marketing programs.

Cost of Sales. For the fiscal year ended November 30, 2002, cost of sales was $2,277,611, as compared to $1,548,158 in 2001, representing 34% and 33%, respectively, of processing and storage revenues. The slight increase in cost of sales is attributable to new enhancements to the existing production procedures and quality systems employed in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2002, were $6,065,475 as compared to $3,939,367 in 2001, an increase of 53%. Marketing, general and administrative expenses were 90% of processing and storage revenues in fiscal 2002 compared to 87% for the same period in fiscal 2001. This increase is primarily the result of increased funding of SCPT of approximately $501,000 relating to start-up operational expenses, an increase in legal fees of $390,000, a payment of $250,000 in 2002 reflecting a retirement bonus paid to the Company’s founder and former Chairman, the write off of $198,000 relating to a forfeiture of deposits on an equipment order that was cancelled, and $161,000 of consulting fees associated with the implementation of new production and quality systems. These items accounted for $1.5 million or 71% of the increase this year. The increase in legal fees is attributable to a variety of reasons including litigation, both on-going and settled, and compliance with the Sarbanes-Oxley Act of 2002. The Company cannot provide assurances that legal fees will be reduced in the foreseeable future.

Stem Cell Preservation Technologies, Inc. marketing, general and administrative expenses during fiscal 2002 were $583,561 versus $82,380 in fiscal 2001. The expenses incurred are primarily related to salaries and professional fees associated with the continuing development of SCPT.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2002, were $219,659 as compared to $51,067 in 2001 an increase of 330%. As a percentage of processing and storage revenues, research, development and related engineering expenses were 3.1% and 1% in 2002 and 2001, respectively. As of November 30, 2002, $210,000 was accrued for the costs associated with the additional modifications of the Company’s second-generation cryogenic preservation equipment (‘CCEL II’). The expenses incurred in 2001 reflect the funding of the research project between the Company’s subsidiary, CCEL Bio-Therapies, Inc. and the University of South Florida at Tampa.

During the period since its inception, the Company’s research and development activities have principally involved the design and development of its cellular storage systems (‘CCEL II’) and in securing patents on same. The Company believes that its long-term cellular storage units can provide an improved ability to store cells or other material in liquid nitrogen, its vapors, or other media. The units are controlled by a computer system, which robotically inserts vials in pre-selected storage areas inside the chamber. Additionally, the stored material can be robotically inserted or retrieved by computer on an individual basis without all of the remaining specimens being exposed to ambient temperature. The Company is the assignee of all patents on the units.

Provision for Doubtful Accounts. During 2002, the Company recognized a reserve of $128,540 to offset the current royalty receivable due from CCEU under the terms of the license agreement, wrote off $41,000 in Notes Receivable and increased its provision for doubtful accounts on its trade receivables by $55,000.

Impairment of Assets. The Company has had several independent valuations performed in order to determine the value of certain investments. In fiscal 2002 the following investments have been reduced by the amount indicated to reflect their fair market value as of November 30, 2002: CRYO-CELL Italia, S.r.l.—$1,876,575, and CRYO-CELL Europe, N.V.—$268,130. The Company will continue to monitor these investments, but there can be no assurances that future impairments will not occur. Also during fiscal 2002 management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $1,117,461 of which $679,678 related to the Company’s abandonment of its third-generation cryogenic preservation equipment. The additional $437,783 charge to operations is for the reduction in value of certain other equipment.

Interest Expense. Interest expense during the fiscal year ended November 30, 2002, was $391,034 compared to $173,515 in 2001. Interest expense is mainly comprised of payments made to the parties to the RSAs based on the Company’s storage revenue. The parties contract with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas.

Other Income. Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. The following table sets forth a schedule of Other Income for 2002 and 2001.

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

Liquidity and Capital Resources

At November 30, 2002, the Company had cash and cash equivalents of $1,935,532 as compared to $5,540,751 in 2001. The decrease in cash and cash equivalents was primarily attributable to the purchase of $3,079,661 in marketable securities and purchases of property and equipment of $1,137,885, offset by proceeds from the sales of a subsidiary’s securities of $391,830 and cash flow from operations of $201,557.

Through November 30, 2002, the Company’s sources of cash have been from sales of its U-Cord™ program to customers and the sales of Revenue Sharing Agreements. The Company does not have a line of credit or other type of financing instrument.

The Company anticipates that its cash and cash equivalents, including marketable securities and cash flows from operations will be sufficient to fund its operations for its foreseeable future. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services.

Since inception SCPT’s costs and expenses have been funded by capital contributions, advances from CRYO-CELL for the purchase of Revenue Sharing Agreements, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and from the sale of common stock. To date, cash has been expended primarily for the development of SCPT’s business plan.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For further discussion of the Company’s significant and critical accounting policies, refer to Note 1 – “Summary of Significant and Critical Accounting Policies” to the Consolidated Financial Statements in contained in Item 7 of this document.

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

Revenue Sharing Agreements

The Company enters into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contract with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as revenue. The Company, after discussions with its prior auditors and the staff of the Office of the Chief Accountant at the SEC, presently records this up-front fee as a long-term liability. These agreements can take considerable time to negotiate and finalize. Given the criteria under which these RSAs are established cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSA receivables for collectibility. These long-term liabilities will remain outstanding until the Company can reasonably estimate the total payments to be made under the RSAs. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

License and Royalty Agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee for the exclusive rights to use the Company’s marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for license and royalty revenue, the Company uses estimates and judgments in determining the timing and amount of revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

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

We have recently incurred significant losses. For the year ended November 30, 2002, we incurred a net loss of $6,048,925. As of November 30, 2002 we have an accumulated deficit of $19,031,122. We may incur additional losses as we continue to adjust our costs and expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We cannot assure our stockholders that we will achieve significant additional revenues, or that we will become profitable and, if so, sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our stockholders that additional capital will be available to us in the future on favorable terms, or at all. The various elements of our business strategies, including marketing activities and obtaining increased market acceptance, may require additional future capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to operate profitably, including further research and development and sales and marketing activities, would be significantly limited.

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

Our stem cell storage systems technology is a Class II device and falls under the Food and Drug Administration’s (FDA’s) regulations for (“Blood Storage Refrigerator/Freezer”). These devices have been granted an exemption from the 510(k) notification requirements as outlined in 21 CFR 21 § 864.9700, but manufacturing still must be in compliance with cGMPs as spelled out in 21 CFR § 820. In October 2001, we listed the CCEL II as a Class II medical device with the FDA. Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003. Future FDA conditions or regulations could adversely impact or limit our ability to market or perform or services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

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

•	Our inability to derive any royalties to date from Cryo-Cell Italia, Srl due to Italian law limitations regarding the storage of umbilical cord blood which contributed to the commencement of liquidation proceedings of Cryo-Cell Italia, Srl in May 2003;

•	Our recent disputes with Cryo-Cell Europe, NV regarding our license agreement and its refusal to make royalty payments owed to us;

•	Our recent modifications to the license agreement with Cryo-Cell Middle East, Inc. from covering the entire Middle East to covering Israel;

•	Failure of local laws to provide the same degree of protection against infringement of our intellectual property rights;

•	Certain laws and business practices that could prevent our business from operating or favor local competitors, which could slow or limit our growth in international markets;

•	Entering into licensing agreements with organizations capable of undertaking and sustaining operations; and

•	The expense of entering into licensing and investment arrangements in new foreign markets.

Currently, the majority of our international license fees are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful and may suffer. We recently wrote down the carrying value of our investment in Cryo-Cell Italia, Srl (after reflecting our pro rata share of losses incurred in CRYO-CELL Italia, Srl of $73,425) from $1,876,575 to $0, due to the regulatory difficulties encountered in Italy. We also recently wrote down $128,540 of our royalty receivable from Cryo-Cell Europe, NV and the carrying value of our investment in Cryo-Cell Europe, NV (after reflecting our pro rata share of losses incurred in CRYO-CELL Europe, NV of $142,203) from $1,002,797 to $739,667. To the extent our international business activities do not significantly improve in the near future we could have further write downs of receivables arising from our licensing agreements and write downs of investments made in foreign businesses.

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

We are involved in intellectual property litigation, which may hurt our business, may be costly to us and may prevent us from selling or licensing our products or services.

On February 22, 2002, Pharmastem Therapeutics, Inc. filed a lawsuit in United States District Court for the District of Delaware against the Company alleging that the Company’s cord blood banking services infringed upon Pharmastem’s United States Patent Nos. 5,004,681 and 5,192,553. Pharmastem’s complaint sought damages, attorneys’ fees and increased damages alleging willful patent infringement and seeks an injunction against the Company. The litigation is still in the expert discovery stage, with trial scheduled for October 2003. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents. This litigation relates to an integral part of the services we provide which account for essentially all of the Company’s revenues for the year ended November 30, 2002. If the Company loses the suit brought by Pharmastem for the patent infringement claims, the Company may be prevented from marketing our services as currently configured without first obtaining a license to the disputed intellectual property from the successful party or modifying the services the Company offers. Obtaining a license could be expensive and could result in serious harm to the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop marketing its services that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in this lawsuit, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure during the discovery process.

A failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 50,000 specimens in Clearwater, FL and approximately 1,800 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

On July 25, 2001, our Board of Directors declared a dividend in the form of common stock in a wholly owned subsidiary, Stem Cell Preservation Technologies, Inc. (“SCPT”), to stockholders of record on August 31, 2001. Stockholders of record are expected to receive a distribution of three shares of common stock of SCPT for every four of our shares they owned on the record date. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 taking into consideration the fact that SCPT had not yet engaged in any operations, but rather was a development stage company. The payment date of the shares to be distributed is expected to follow the effective date of a registration statement filed by SCPT. In June 2002, SCPT filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to the expected distribution of the SCPT shares to our shareholders of record on August 31, 2001. SCPT is in the process of responding to comments received from the SEC on the amended registration statement. While that it is anticipated that the SCPT registration statement will be declared effective, there can be no assurances that SCPT will be able to successfully and satisfactorily respond to the SEC’s comments in order to have the registration statement declared effective. To the extent SCPT is unable to have the registration statement declared effective, we would be unable to consummate the dividend of SCPT shares.

In October 2002, we entered into a revenue sharing agreement with SCPT, which required us to make an up-front payment of $3,000,000 to SCPT, consisting of cash and common stock ($600,000 in cash, $2,400,000 in common stock of CCEL). In exchange for the up-front payment, we received the right, in perpetuity, to a fixed portion of all income derived from the storage of adult stem cells by SCPT for up to

50,000 specimens originating from customers from each of the States of New York and Illinois. We have limited rights under the revenue sharing agreement other than to seek arbitration. To date SCPT has not stored any adult stem cells or commenced any meaningful operations. SCPT has relied upon proceeds from the sales of its common stock and the cash component from our revenue sharing agreement for its working capital. Although SCPT successfully entered into a RSA in May 2003 for $2,000,000, the proceeds from this transaction are to be received in varying installments over a five year period. The timing of the receipt of the proceeds from this RSA may not be sufficient to meet SCPT’s cash requirements. Absent further capital infusions, SCPT would not be able to continue as a going concern. There can be no assurance that SCPT will continue as a going concern. To the extent that SCPT is unable to raise additional capital or successfully conclude the registration process it may need to take further actions, which may adversely impact the value of our RSAs and our ability to consummate the stock dividend of the SCPT shares. To the extent the dividend is not consummated our results could be materially adversely affected.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, our stock price has fluctuated from a high of $10.26 to a low of $1.56 and during 2003 has dropped below $1.00. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities. As a result, investors in our common stock may not be able to resell their stock at or above the price at which they purchase it.

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

ITEM7.	FINANCIAL STATEMENTS

The financial statements and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Independent Accountants’ Report

Consolidated Balance Sheets as at November 30, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Income/Loss For the Years Ended November 30, 2002 and 2001

Consolidated Statements of Cash Flows For the Years Ended November 30, 2002 and 2001

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

[LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors

CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and Subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1 of the financial statements, in 2002 the Company changed its method of accounting for intangible assets.

As discussed in Note 17 of the financial statements, the financial statements as at November 30, 2002 and 2001 for the years then ended have been restated.

/s/ Weinick Sanders Leventhal & Co., LLP

New York, N. Y.

February 20, 2003 (Except for Notes 16 and 17

and portions of Notes 1, 4, 5, 8, 10, 13, 14,and 15

as to which the date is June 13, 2003)

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2002 (Restated)	November 30, 2001 (Restated)
Current Assets
Cash and cash equivalents	$1,935,532	$5,540,751
Marketable securities	3,127,843	260,996
Accounts receivable and advances (net of allowances for doubtful accounts of $89,010 and $34,000, respectively)	301,911	215,308
Receivable—Revenue Sharing Agreement	—	370,000
Receivable—Affiliates (net of allowances for doubtful accounts of $128,540 and $0, respectively)	412,071	1,300,000
Note Receivable (net of allowances for doubtful accounts of $41,000 and $0, respectively)	190,750	51,750
Prepaid expenses and other current assets	112,115	163,609

Total current assets	6,080,222	7,902,414

Property and Equipment	2,632,831	3,330,883

Other Assets
Intangible assets (net of amortization of $75,438 and $64,944, respectively)	102,345	119,662
Receivable—Revenue Sharing Agreement	332,895	447,555
Investment in Saneron CCEL Therapeutics, Inc.	1,914,826	2,431,871
Investment in European Affiliates	739,667	3,100,000
Investment option to purchase a business	—	212,713
Deferred Consulting Fees	1,438,412	—
Deposits with vendors and others	175,161	383,075

Total other assets	4,703,306	6,694,876

	$13,416,359	$17,928,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
	November 30, 2002	November 30, 2001
Current Liabilities
Note Payable—Investment Bank	$—	$467,000
Accounts payable	391,269	114,942
Accrued expenses and withholdings	1,216,001	216,906
Current portion of obligations under capital leases	1,406	1,510

Total current liabilities	1,608,676	800,358

Other Liabilities
Deferred revenue	2,228,164	2,710,443
Long term liability relating to Revenue Sharing Agreements	4,416,666	4,916,666
Deferred Consulting Obligation	1,455,688	—
Deposits	—	23,725
Obligations under capital leases-net of current portion	—	7,579

Total other liabilities	8,100,518	7,658,413

Minority Interest	128,232	—

Stockholders' Equity
Preferred stock ($.01 par value authorized and unissued—500,000 shares)	—	—
Common stock ($.01 par value—20,000,000 shares authorized; 11,997,540 at November 30, 2002, and 11,339,379 at November 30, 2001 issued and outstanding)	113,524	113,285
Additional paid-in capital	22,466,403	21,986,961
Additional paid-in capital—stock options	418,125	309,757
Accumulated other comprehensive income (loss)	(387,997)	42,496
Accumulated deficit	(19,031,122)	(12,983,097)

Total stockholders’ equity	3,578,933	9,469,402

	$13,416,359	$17,928,173

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	November 30, 2002 (Restated)	November 30, 2001 (Restated)
Revenue	$6,693,777	$4,515,510

Costs and Expenses:
Cost of sales	2,277,611	1,548,158
Marketing, general & administrative expenses	6,065,475	3,939,367
Research, development and related engineering	219,659	51,067
Provision for doubtful accounts	224,540	—
Impairment of assets	3,262,165	—
Depreciation and amortization	607,388	330,478

Total cost and expenses	12,656,838	5,869,070

Operating Income (Loss)	(5,963,061)	(1,353,560)

Other Income and (Expense):
Interest Income	128,270	110,765
Interest Expense	(391,034)	(173,515)
Other Expense	(112,713)	—
Other Income	900,185	1,220,454
Settlement on Litigation	(319,175)	119,314
Loss on Sale of Marketable Securities	—	(131,899)

Total other income (expenses)	205,534	1,145,119

Income (loss) before minority interest and equity in earnings of affiliates	(5,757,528)	(208,441)

Income Taxes	(161,500)	—
Equity in earnings of affiliates	(521,814)	53,971
Minority Interest	392,817	23,400

	(290,497)	77,371

Net loss	$(6,048,025)	$(131,070)

Net loss per share—basic and diluted	$(0.53)	$(0.01)

Number of Shares Used In Computation
Basic and diluted	11,342,584	10,582,434

Comprehensive loss
Net income (loss):	(6,048,025)	(131,070)
Other comprehensive income (loss)
Net increase (decrease) in value of marketable securities	(430,493)	15,568

Comprehensive loss	(6,478,518)	(115,502)

Comprehensive loss per share—basic and diluted	$(0.57)	$(0.01)

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30, 2002 (Restated)	November 30, 2001 (Restated)
Cash Flows from Operating Activities
Net loss	$(6,048,025)	$(131,070)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Deferred revenues and deposits	(506,004)	1,113,212
Depreciation and amortization	802,445	366,628
Loss on sale of marketable securities	—	131,899
Compensatory element of stock options	108,368	185,747
Issuance of common stock for interest and services rendered	42,800	554,950
Provision for doubtful accounts	224,540	5,000
Charge for impairment of assets	3,262,165	—
Expired stock options	212,713	—
Equity in earnings of affiliates	521,814	(53,971)
Minority interest	(392,817)	(23,400)
Changes in assets and liabilities:
Accounts receivable	(141,603)	(88,735)
Receivable—Litigation	—	69,178
Receivable—Revenue Sharing Agreement	—	10,000
Receivable—Affiliates	759,389	(1,300,000)
Note Receivable	(180,000)	—
Prepaid expenses and other current assets	51,494	(100,270)
Deposits with vendors and others	207,914	(357,561)
Accounts payable	276,327	22,031
Accrued expenses and withholdings	999,095	65,599

Total Adjustments	6,248,640	600,307

Net cash provided by (used for) operating activities	200,616	469,238

Cash flows from investing activities:
Investment in European Affiliates	—	(300,000)
Loan receivable	—	(350,000)
Purchases of property and equipment	(1,137,885)	(666,609)
Payments for intangible assets	(3,108)	—
Purchase of marketable securities	(3,079,661)	—
Proceeds from sale of investment	—	52,101

Net cash used for investing activities	(4,220,654)	(1,264,508)

Cash flows from financing activities
Net proceeds from the sale of subsidiary's securities	391,830	—
Long-term liability	(130,000)	750,000
Receivable—long-term liability	130,940	38,750
Proceeds from the issuance of common stock	—	24,500
Proceeds from the exercise of stock options and sale of warrants	43,000	2,368,540
Proceeds from notes payable	33,000	467,000
Repayments of deferred consulting obligation	(46,268)	—
Repayment of capital leases	(7,683)	(8,563)

Net cash provided by financing activities:	414,819	3,640,227

Increase (decrease) in cash and cash equivalents	(3,605,219)	2,844,957
Cash at beginning of year	5,540,751	2,695,794

Cash at end of year	$1,935,532	$5,540,751

Supplemental disclosures of cash flow information:
Cash payments made during the year for:
Interest	$58,854	$1,732

Income taxes	$—	$—

Common stock and common stock options issued as satisfaction of liabilities for:
Legal services	$—	$123,470

Other services	$—	$617,227

Compensation	$42,800	$—

Financing costs	$—	$22,430

Items received for issuance of common stock:
Investments in affiliates	$—	$3,724,000

Option to purchase a business	$—	$112,713

Conversion of debt and accrued interest into common stock	$523,100	$—

Deferred Consulting Obligation	$1,501,956	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

			Additional Paid-In Capital	Additional Paid-in Capital Stock Options	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 1, 2000, as reported	10,132,629	101,327	15,214,215	124,010	26,928	$(8,830,865)	$6,635,615
Effect of restatement (Note 17)	—	—	—	—	—	(4,021,162)	(4,021,162)

Balance at December 1, 2000, as restated	10,132,629	101,327	15,214,215	124,010	26,928	(12,852,027)	2,614,453
Issuance of Shares	7,000	70	24,430	—	—	—	24,500
Sale of Warrants		—	300,000	—	—	—	300,000
Shares issued upon exercise of options	794,050	7,940	3,860,601	—	—	—	3,868,541
Shares issued for services rendered	117,950	1,170	553,780	—	—	—	554,950
Shares issued for investment in affiliates	277,750	2,778	2,033,935	—	—	—	2,036,713
Compensatory element of stock options	—	—	—	185,747	—	—	185,747
Net increase in value of marketable securities	—	—	—	—	15,568	—	15,568
Net loss	—	—	—	—	—	(131,070)	(131,070)

Balance at November 30, 2001, as restated	11,329,379	113,285	21,986,961	309,757	42,496	(12,983,097)	9,469,402
Gain on sale of minority interest in Stem Cell Preservation Technologies, Inc.		—	391,830	—	—	—	391,830
Conversion of debt into Stem Cell Preservation		—	—				—
Technologies, Inc., common stock		—	523,100	—	—	—	523,100
Minority interest share of capital contribution to Stem Cell Preservation Technologies, Inc. by Parent Company		—	(521,049)	—	—	—	(521,049)
Net decrease in value of marketable securities			—	—	(430,493)	—	(430,493)
Shares issued for services rendered	10,000	109	42,691	—	—	—	42,800
Compensatory element of stock options		—	—	108,368	—	—	108,368
Shares issued upon exercise of options	13,000	130	42,870	—	—	—	43,000
Net loss		—	—	—	—	(6,048,025)	(6,048,025)

Balance at November 30, 2002, as restated	11,352,379	$113,524	$22,466,403	$418,125	$(387,997)	$(19,031,122)	$3,578,933

The accompanying notes to consolidated financial statements are an integral part of these statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2002

NOTE 1—SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

The Company was incorporated in Delaware on September 11, 1989 and is located in Clearwater, FL. The Company is in the business of collecting, processing and cryogenically storing umbilical cord (U-CordTM) blood (‘cellular storage’) and the design and development of cellular storage devices used in its storage programs. The revenues recognized to date have been from the sales of the U-Cord program to customers. The Company’s headquarters facility in Clearwater, FL handles all aspects of its business operations including the processing and storage of specimens. In October 2002 the Company introduced a dual storage program whereby a portion of newly processed specimens will be stored in the Company’s Clearwater, FL facility and the balance of the collected specimen will be stored at a facility in Arizona. The specimens are stored in both the Company’s proprietary cellular storage system (‘CCEL II’) and commercially available cryogenic storage equipment.

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

The accompanying consolidated financial statements as of November 30, 2002 and 2001 and for the years ended include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated in the consolidation.

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

The Company on August 28, 2001 purchased 21.9% of CRYO-CELL Italia, S.r.l. (‘CCI’) from CCEU for $1,800,000. The purchase was effectively paid for through the exercise of stock options by

CCEU to purchase 200,000 shares of the Company’s common stock. SCPT in October 2001 acquired a 2.19% interest in CCI from CCEU for $150,000. The purchase price of the interests in CCI by both the Company and SCPT included a 21.9% and 2.19% interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations. The Company has the first right of refusal to purchase from CCEU its remaining 18.91% interest in CCI. On October 3, 2001, the Company issued CCEU 17,750 shares of the Company’s common stock whose fair value at issuance was $112,713 as payment for an option to acquire an additional 60% interest in CCEU for $13,500,000. During fiscal year 2002 the Company decided not to exercise this option and accordingly, the Company charged to operations as other expense the cost of the option. Both of these investments were reviewed for impairment by experts and as of November 30, 2002 these assets were deemed to be impaired. These assets’ carrying values were adjusted to their appraisal value, which originally resulted in a charge to operations of $1,666,204 in the fourth quarter of 2002. In May 2003 the Company received notification that CCI was being forced to liquidate. As a result of this the Company charged an additional $478,500 to operations in the fourth quarter of 2002.

Revenue Recognition

The Company records as revenue income from processing and storage of specimens. The Company recognizes revenue from enrollment fees upon the completion of the enrollment into the U-Cord storage program, processing fees upon the completion of processing and cellular storage fees ratably over the twelve-month contractual storage period.

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

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk. The Company may from time to time invest some of its cash funds in Class A mutual funds maintained by brokers who are insured under SPIC.

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

Long-Lived Assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as prescribed under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of “(“SFAS 121”). Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. At November 30, 2001, the carrying values of the Company’s other assets and liabilities approximated their estimated fair values. At November 30, 2002, the Company’s investments in its European affiliates and the carrying values of certain property assets were deemed to be impaired and their carrying values were adjusted to their appraised values. The carrying values of the Company’s other assets and liabilities approximated their fair value at November 30, 2002.

Research, Development Costs and Related Engineering Costs

Research, development costs and related engineering costs are expensed as incurred.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement addresses financial accounting for the impairment or disposal of long-lived assets and discontinued operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities” (SFAS No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes the adoption of these pronouncements will not have a material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148. However, the Company will provide all newly required disclosures under SFAS No. 123.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that are entered into or modified after May 31, 2003. Management believes the adoption of this statement will not have a material impact on the Company.

NOTE 2—STEM CELL PRESERVATION TECHNOLOGIES, INC.

The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company’s shareholders of record on August 31, 2001 are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company’s common stock the Company’s shareholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500 or less than $0.01 per share, as adjusted for a forward split of 1,350 to 1 in September 2001.

The Board of Directors of the Company on August 21, 2001 set aside 1,000,000 shares of the common shares of SCPT (as adjusted for the September 2001 forward split) owned by CRYO-CELL International, Inc. for the purpose of incentives for the recruiting of and rewarding of key SCPT executives. SCPT cancelled these shares and retired these shares. During fiscal 2001, three officers of SCPT had received stock grants of 25,000 common shares each under this plan for services rendered and 925,000 common shares are available for future issuance. The fair value of the shares granted was $1,500, which was charged to operations.

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

In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (“FHIC”) whereby SCPT borrowed $500,000 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when the SCPT realizes $1,500,000 from the sale of its securities. SCPT agreed to issue FHIC 250,000 shares(as per May 22, 2002 amendment below, shares reduced to 150,000) of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT’s counsel also received 45,000 common shares for its legal services. Both issuances of shares were valued at their fair value of $3,400 and reflected in the accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investment in CRYO-CELL Europe NV and CRYO-CELL Italia, S.r.l.

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

NOTE 3—MARKETABLE SECURITIES.

The Company holds certain marketable securities from time to time as described below:

Return on Investment Corporation

In August 2000 Return on Investment Corporation (ROI) merged into Net/Tech International, Inc. (NTTI). ROI exchanged one share of common stock for twenty shares of NTTI common stock. In November 1998 the Company’s ownership percentage in NTTI decreased to less than 20% of the outstanding shares of NTTI. In previous years, the Company accounted for its investment in NTTI using the equity method but as of the date upon which its ownership percentage fell below 20% the Company used the guidance in SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), as described above, to account for the investment. Since NTTI stock was thinly traded and subject to considerable price fluctuation, if the Company were to attempt to sell large blocks of shares, it was unlikely that the Company would be able to obtain the exchange market value as listed. This security was therefore subject to considerable market risk as well as certain trading restrictions that limit the number of shares that can be sold during a 90-day period.

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

Other Securities

In 1997 the Company acquired 100,000 shares of an equity security in payment for the sale of a Revenue Sharing Agreement. The original cost as determined by the trading price on the date of acquisition was $400,000. During February and March 2001, the Company sold 46,000 shares. The gross proceeds from the sales were $52,101, resulting in a loss of $131,899, which is recognized as a loss on sale of securities. The fair value of this security as of November 30, 2002 and 2001 was $12,960 and $36,180, respectively, and the unrealized holding loss on this security was $203,040 and $179,820 as of November 30, 2002 and 2001, respectively.

Additionally, the Company made investments in Class A mutual funds in 2002 with a fair value of $3,053,535 as of November 30, 2002. As the cost of these investments was $3,079,661, the unrealized holding loss on these investments is $26,126 at November 30, 2002.

NOTE 4—INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

On October 10, 2001, the Company’s subsidiary, CCEL Bio-Therapies, Inc. (CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. The STI shareholders received 56.58% of the merged entity and the Company retained a 43.42% interest. Prior to the merger, CCBT was inactive and had no assets or liabilities. The agreement required the Company to (i) contribute to CCBT 260,000 shares of its common stock (which were actually issued on February 14, 2002) and 195,000 shares of common stock of its subsidiary, SCPT, (ii) convert an advance of $150,000 to STI to capital, (iii) assign certain licenses for stem cell research between the Company, The University of South Florida and the University of South Florida Research Foundation, including all obligations that the Company had under such license agreements, and, (iv) change CCBT’s name to Saneron CCEL Therapeutics, Inc. The fair value of the assets contributed by the Company aggregated $2,377,900. STI at the merger date had a historical capital deficiency of $10,000, which included intangible assets that were not assigned any value by its management, and future research grants of approximately $3,000,000. The merger caused the recognition of $3,248,600 in intangible assets on the books of CCBT, which upon review for impairment, as of November 30, 2002, is not considered to be impaired. The Company reduced the carrying amount of its investment in CCBT at November 30, 2002 as required under the equity method of accounting for a minority owned subsidiary. Management determined $303,389 to be a permanent impairment and charged that amount to operations in the third quarter of 2002. Subsequent to the filing of the Company’s annual report, management became aware that this investment had incurred an additional impairment, which management currently deems to be temporary, and, accordingly, the balance of $213,656 in impairment was charged to accumulated other comprehensive income. In February 2003 an independent valuation appraised the Company’s 43.42% minority interest in Saneron CCEL Therapeutics, Inc. at $3,000,000.

CRYO-CELL Europe N V

On September 28, 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, NV (CCEU) for $1,000,000. In October 2001 the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) acquired a 1% interest in CCEU for $150,000. The Company charged operations $142,203 in fiscal 2002 to reflect its pro rata share of CCEU’s operations. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company has charged $268,130 to operations as an asset impairment.

On October 3, 2001, the Company issued to CCEU, 17,750 shares of the Company’s common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CCEU for $13,500,000. The Company has decided not to exercise this option and accordingly, the Company charged $112,713 to operations as other expense during fiscal 2002.

CRYO-CELL Italia, S.r.l.

On August 28, 2001, the Company purchased a 21.9% interest in CRYO-CELL Italia S.r.l. (“CCI”) from CCEU valued at $1,800,000. SCPT, simultaneous with its investment in CCEU referred above, also acquired a 2.19% interest in CCI from CCEU for $150,000 in cash. The Company’s equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options from CCEU (see “Note 10 – Commitment and Contingencies”). The Company’s investments in shares of CCI were in anticipation of CCI’s opening of an umbilical cord blood bank within Italy. In connection with its purchase of an interest in CCI, the Company also received a first right of refusal to purchase from CCEU its remaining 18.91% interest in CCI. The excess of cost of the investment in CCI over the book value of Italia at the time of acquisition was approximately $1,950,000. The Company originally recorded its effective 24.09% interest (on a combined basis with SCPT) in CCI under the equity method, with approximately the cost of the Company’s cost of the equity investment. The Company charged operations $73,425 in fiscal 2003 to reflect its pro rata share of CCI’s operations. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired by $1,398,075 which was originally charged to operations in 2002. In May 2003 the Company was advised that CCI was being forced to liquidate. Accordingly, the Company has charged the remaining carrying value of $478,500 to operations in fiscal 2002 as an asset impairment.

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

In July 2002 the Company was informed by a 51% shareholder of CCI that the shares of CCI which were purchased by the Company and SCPT from CCEU have not yet been reflected on CCI’s share register and under Italian law the Company is therefore not recognized as a shareholder. On October 18, 2002, the 51% shareholder informed the Company that it would assist the Company in making the share transfer. The Company has sent all appropriate documentation to CCI to meet the requirements of Italian law. The Company has received the original documents reflecting the Company’s ownership on CCI’s register.

NOTE 5—PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2002	2001
Condominium	$85,000	$85,000
Furniture and equipment	1,641,041	1,197,127
Cellular storage units	150,000	1,171,240
Leasehold improvements	402,338	189,377
Equipment	1,242,211	1,531,137

	3,520,590	4,173,881
Less: Accumulated depreciation
and amortization	887,759	842,998

	$2,632,831	$3,330,883

Depreciation expense charged to operations was $782,120 in 2002 and $355,684 in 2001.

During fiscal 2002 the Company reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would be not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $1,117,461 of which $679,678 related to the Company’s third generation cryogenic preservation equipment (‘CCEL III’), which is being abandoned. The other $437,783 charge to operations is for the excess quantity of equipment.

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

NOTE 7—ACCRUED EXPENSES AND WITHHOLDINGS.

Accrued expenses and other withholdings are as follows:

	November 30,
	2002	2001
Consultants and patent costs	$1,137	$31,000
State income and franchise taxes	161,500
Legal and accounting	606,850	90,000
Research, development and engineering costs	210,000	—
Payroll and payroll taxes	116,665	62,633
General expenses	119,849	33,273

	$1,216,001	$216,906

NOTE 8—INCOME TAXES.

The Company has no provisions for current or deferred federal income taxes for the years ended November 30, 2002 and 2001.

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Management is unable to determine if the utilization of the deferred tax asset is more likely than not and, accordingly, the tax asset has been fully reserved at November 30, 2002 and 2001.

As of November 2002 and 2001 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	November 30,
	2002	2001
Deferred tax assets:
Deferred income	$1,992,000	$1,964,000
Net operating loss carryforwards	1,536,000	1,959,000
Tax over book basis in unconsolidated affiliate	1,243,000	247,000
Valuation receivables	97,000	13,000
Depreciation	(224,000)	(224,000)
Property asset impairment	366,000	—
Other	157,000	118,000

	5,167,000	4,077,000
Less: Valuation allowance	5,167,000	4,077,000

	$—	$—

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

Year	Amount
2012	$363,000
2013	1,784,000
2014	577,000
2015	1,358,000

$4,082,000

A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2002	%	2001	%
Loss before income tax benefit, minority interest and affiliates earnings	$(5,757,528)	—	$(208,441)	—

Tax at Federal Statutory Rate	(1,958,000)	(34.0)	(71,000)	(34.0)
Contribution of Capital by Parent
Corporation that is Taxable	1,013,000	17.6	—	—
State Income Tax Effect	106,500	1.8	—	—
Compensatory element of stock options	—	—	—	—
Increase (decrease) in valuation allowance	1,005,000	17.4	64,000	30.7
Other	(5,000)	—	7,000	3.3

Total income taxes	$161,500	2.8	$—	—

NOTE 9—STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During fiscal 2001, the Company received $24,500 in cash proceeds from the sales of 7,000 shares of its common stock. The Company also issued 794,050 common shares to option holders who exercised these options in 2001 for $3,868,541. The Company received $300,000 in proceeds from the sale of warrants to purchase 100,000 shares of its common stock at $6.00 per share and 100,000 shares of its common stock at $9.00 per share. In fiscal 2002, the Company issued 13,000 common shares to option holders who exercised options for $43,000.

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

Employee Incentive Stock Option Plan

In 2000 the Company adopted an Employee Incentive Stock Option Plan, and has reserved 1,500,000 shares of the Company’s common stock for issuance under the Plan by the Company’s. In 2002 the Company had an additional 750,000 shares approved for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant and are vested one year from the date of grant. The options are exercisable for a period of 90 days after termination.

Stock Options

Stock option activity for the two years ended November 30, 2002, was as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding and exercisable at December 1, 2000	2,404,000	$3.94
Granted	389,500	6.88
Exercised	(771,050)	4.91
Terminated	(167,400)	4.12

Outstanding and exercisable at November 30, 2001	1,855,050	5.60
Granted	456,500	3.73
Exercised	(13,000)	3.25
Terminated	(335,750)	4.51

Outstanding and exercisable at November 30, 2002	1,962,800	$5.37

Significant option groups outstanding at November 30, 2002 and related price and contractual life information are as follows:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life

$1.00 to $ 2.00	49,000	$ 2.00	4.9
$2.01 to $ 3.00	323,900	$ 2.52	2.9
$3.01 to $ 4.00	80,000	$ 3.69	2.2
$4.01 to $ 5.00	812,400	$ 4.81	1.9
$5.01 to $ 6.00	171,500	$ 5.87	2.6
$6.00 to $ 7.00	106,000	$ 0.96	1.8
$7.01 to $ 8.00	215,000	$ 8.00	1.9
$8.01 to $ 9.00	103,000	$ 8.99	1.8
$9.01 to $ 10.00	102,000	$10.00	1.7

	1,962,800

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock options granted to employees and SFAS No.123, “Accounting for Stock-Based Compensation” for all options granted to non-employees. Had the compensation expense been determined based upon the fair value at the grant date consistent with the alternative fair value accounting provided for under SFAS No.123, the Company’s net loss and net loss per share would have been $6,672,823 and $.59 for the year ended November 30, 2002, and the net loss and net loss per share for the year ended November 30, 2001 would have been $682,794 and $0.06, respectively. The weighted average fair value at the date of grant for options granted during the years ended November 30, 2002 and 2001 was $3.73 and $2.68 per option, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. The Company’s options have the characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company’s stock issued upon exercise of the options for non-employees is restricted stock, a reduction of 30% of the trading price of the stock at the date of grant has been applied to account for this restriction.

Other variables used to determine the fair value of the options for fiscal 2002 and 2001 are as follows:

	For the Years Ended November 30,

	2002	2001
Weighted average values:
Expected dividends	0%	0%
Expected volatility	109%-119%	109%-119%
Risk free interest rate	2.13%-3.03%	4.78%-4.90%
Expected life	2-4 years	2-4 years

Weighted average grant date fair values are shown below for options granted in 2002 and 2001.

	Weighted Average Fair Value/Share	Weighted Average Exercise Price/Share

2002
Stock price – exercise price	$—	$—
Stock price > exercise price	$—	$—
Stock price < exercise price	$1.38	$3.62

2001
Stock price – exercise price	$—	$—
Stock price > exercise price	$4.52	$4.52
Stock price < exercise price	$2.17	$2.17

The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

NOTE 10—COMMITMENTS AND CONTINGENCIES.

During the second quarter 2002 the Company launched the third year of the three-year marketing program entered into in 2000 with Lamaze Publishing. The media program included the sponsorship of the Lamaze “You and Your Baby” tutorial tape and full-page advertisements in the Lamaze Parent Magazine at a cost of $234,750 and $223,585 for 2002 and 2001, respectively. The program will expire during the second quarter of 2003.

On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd., a holding company, for the exclusive license to market the Company’s U-Cord program in Europe. The marketing rights allow COLTEC, Ltd. and its affiliates to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 as an up front licensing fee, of which $465,000 and $700,000 were recorded in fiscal 2000 and 2001, respectively. The Company has recognized the remaining $235,000 of the licensing fee income in fiscal 2002. Pursuant to the agreement the Company is entitled to receive royalties of 10.5% to 18% of adjusted U-Cord processing and storage revenues generated in

Europe. The Company recognized as other income $360,289 and $20,454 in fiscal 2002 and 2001, respectively, relating to the royalty fees.

The agreement also provided for a grant, to COLTEC, Ltd,. of a three-year option to purchase 100,000 shares of the Company’s common stock at $8.00 per share and up to 100,000 additional options at $12.00 per share which were issued in 2001 at $10.00 per share. Both of the options were exercised on August 28, 2001 for an aggregate of $1,800,000 paid to the Company.

Subsequent to entering into the licensing agreement, COLTEC, Ltd. formed affiliated corporations, including CRYO-CELL Europe, N.V. (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CCEU. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CRYO-CELL Europe, N.V. The Company owned these shares on January 24, 2001.

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement for failure to pay royalty fees. Based upon actual revenues since inception through August 2002, the Company calculated that it had earned royalties of $380,743. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement. As of November 30, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, in March 2003, CCEU was served with a termination letter. In April 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation. See “Note 15 – Legal Proceedings”.

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

In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord program in Israel, the Middle East and Turkey. The agreement provided for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in the Licensed Area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 of the initial payment in fiscal 2001 and the balance was to be paid in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. Per the agreement the licensee had the right to cancel the Middle East and Turkey portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Middle East and Turkey license and the Company reduced each of its receivable and unearned income by $500,000.

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

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. John V. Hargiss was appointed to the position of Chief Executive Officer and Mercedes Walton, a Company director, was elected Chairman of the Board. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded on May 31, 2002 and conditionally awarded, 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. Mr. Richard will be paid $200,000 per year over the next 10 years as part of a long-term consulting agreement with the Company. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. At November 30, 2002 the unamortized present value of this agreement has been recorded by the Company as a deferred consulting fee of $1,438,412 with a related deferred consulting obligation of $1,455,688. In fiscal 2002 the Company recognized $63,544 of consulting expense and $35,286 of interest expense related to this agreement.

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

The Company is obligated under capital leases that expire at various dates during 2003. Assets under capital leases are depreciated over estimated useful lives of seven to ten years. The following is a summary of assets under capital leases as of November 30, 2002 and 2001, which are included in the accompanying consolidated financial statements under the caption of property and equipment:

	November 30,
	2002	2001
Leasehold improvements	$12,909	$12,909
Laboratory equipment	30,282	30,282

	43,191	43,191
Less: Accumulated depreciation and amortization	21,735	18,863

	$21,456	$24,328

The future minimum rental payments under these operating and capital leases, as of November 30, 2002, are as follows:

Years Ended November 30,	Capital Leases	Operating Leases
2003	1,406	190,407
2004	—	152,822

Total future rental payments	1,406	343,229
Less: Amounts representing	53	—

interest
	$1,353	$343,229

NOTE 12—PENSION PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries to such plan. The Company does not make any matching contributions to this plan.

NOTE 13—REVENUE SHARING AGREEMENTS.

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company reflects these payments as long-term liabilities in the accompanying financial statements. Previously the Company had recorded the sale of the RSAs as revenue. The financial statements have been restated to reflect the RSAs as a long-term liability relating to RSAs. The restatement of the RSAs from revenue to a long-term liability had the effect of reducing stockholders’ equity and increasing long-term liabilities by approximately $4,000,000 at November 30, 2000. Additionally the restatement of the RSAs to long-term liabilities effectuated a reduction of $750,000 in revenues in fiscal 2001 and a charge to interest of $115,000 and $55,000 in fiscal 2002 and 2001, respectively. Although the Parent Company does not intend to enter into additional RSAs, SCPT has entered into an RSA with a third party in May 2003 (see Notes 14 and 16).

In the future, the Company could de-recognize the liability relating to the RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular RSA. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments, and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the de-recognition of the liability, until such time as these amounts can be determined. During the periods when the Company defers the de-recognition of the liability, the payments during these periods will be treated in full as interest expense, which will be recognized as payments under the RSAs become due following the accrual method of accounting. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a Revenue Sharing Agreement for the State of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the Revenue Sharing Agreement. The balance of $550,000 was recorded as a receivable and the receivable will be reduced through Revenue Sharing entitlements to their share of net storage revenues. As of November 30, 2002 and 2001, the balance of the receivable is $332,895 and $447,555, respectively. The Revenue Sharing Agreement applies to net storage revenues originating from specimens from within the State of Florida. The Revenue Sharing Agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this RSA. Mr. Nyberg purchased this RSA prior to the time he became a member of the Board.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Clearwater, Florida for a maximum of up to 33,000 spaces.

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” Revenue Sharing Agreements were purchased in which OrNda paid the Company a total of $666,666. OrNda was acquired by Tenet Healthcare Corporation, which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its laboratory in Clearwater, Florida while paying Tenet a revenue sharing entitlement.

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

New Jersey. On November 30, 1999, the Company entered into agreements with two parties entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company foreclosed on the notes and has deemed the $370,000 receivable to be uncollectible. The original perpetual long-term liability of $500,000 has been reversed and the payments made under the contract, net of the June 2003 payment of $86,000, have been recognized as revenue. In May 2003 the two parties requested that the Company return the $130,000 that had previously been paid to the Company. In June 2003 the Company agreed to settle the dispute and return $86,000 to the two parties.

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

NOTE 14: STEM CELL PRESERVATION TECHNOLOGIES, INC. REVENUE SHARING AGREEMENTS

On August 9, 2002, the Company agreed to enter into revenue sharing agreements (‘RSAs”) with its majority owned subsidiary, SCPT. The Company is currently in the process of working to complete its previously declared dividend of shares of SCPT’s common stock to the Company’s shareholders of record on August 31, 2001. See Note 2. Pursuant to the terms of the RSAs, the Company pays an up-front one-time fee to SCPT in exchange for the right to receive a $17.50 payment per each primary specimen for each year the specimen remains in storage with SCPT or its storage provider. Such payment shall be payable for all customers originating from the State of Illinois and State of New York up to a maximum of 50,000 stored specimens per state. Of the $1,500,000 fee paid by the Company for each state, for an aggregate of $3,000,000, $600,000 was paid in cash and the balance in 645,161 shares of the Company’s common stock whose fair market value at the date of sale was $2,400,000 as determined by the average of the Company’s stock bid and ask prices. SCPT currently does not have any stored specimens

In May 2003, SCPT entered into a Revenue Sharing Agreement with a third party for the State of California. In exchange for $2,000,000 the third party is to receive in perpetuity a fixed portion of all income derived from the storage of adult stem cells, for up to 75,000 specimens originating from customers from the State of California. In May 2003, SCPT received a non-refundable deposit of $50,000. The balance of the contract is to be paid in varying installments over a five (5) year period. SCPT has agreed to finance the unpaid balance at an interest rate of 4% per year. Beginning in 2005, the purchaser may apply $250,000 of the purchase price as payment for 166,667 shares of SCPT’s common stock.

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

On or about August 21, 2002, the Company was served with a complaint by its former President and Chief Operating Officer, Wanda Dearth. The complaint (Case No. 02-006665-CI-15) was filed in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, Pinellas County. The complaint alledged discrimination in employment and a hostile working environment, and sought damages in excess of $15,000. In May 2003 the Company settled the lawsuit by Ms. Dearth. The terms of the parties’ resolution are confidential, but include Ms. Dearth’s dismissal of her pending claims of gender discrimination against the Company, the Company’s release of legal claims against Ms. Dearth, with each party to bear its respective legal fees and costs.

On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies (two of which are now out of business) involved in cord blood banking. The suit seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents. The Company also notes that corresponding patents in other jurisdictions outside the United States have been invalidated or abandoned. The litigation is still in the discovery stage, with trial scheduled for October 2003.

As described above in “Note 10 – Commitments and Contingencies”, following unsuccessful settlement discussions, in March 2003, CRYO-CELL Europe, N.V. (“CCEU”) was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application and it plans to file a new preliminary injunction proceeding seeking the same relief shortly.

On April 17, 2003, the Company filed a lawsuit against CCEU in the Circuit Court of the Sixth Judicial District in the State of Florida, seeking to recover money damages for unpaid royalty payments due under the license agreement with the Company. The Company had previously advised CCEU that, by the Company’s calculation, CCEU owed the Company $323,562 in unpaid royalties. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe, and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. COLTEC, Ltd. subsequently assigned the License Agreement to an affiliated company.

In May 2003 a class action complaint was been filed by John Roderick Heller, III and Alan L. Wurtzel in the United States District Court of the Middle District of Florida, Case No. 03-CV-1011 against the Company, certain current and former officers and directors of the Company, and two of the Company’s former accounting firms. The complaint alleges violation of federal securities laws, including improper recognition of revenue in the financial statements included in certain public reports of the Company. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

On June 11, 2003 the Company received a class action complaint filed by Frank Stagliano in the United States District Court of the Middle District of Florida, Case No. 03-CV-1152 against the Company, certain current and former officers and directors of the Company, and two of the Company’s former accounting firms. The complaint alleges violation of federal securities laws, including improper recognition of revenue in the financial statements included in certain public reports of the Company. The Company believes that the complaint is without merit and intends to defend the litigation vigorously

NOTE 16—SUBSEQUENT EVENTS

Subsequent to management’s filing of the Company’s Annual Report on Form 10-KSB, certain events occurred that affect the Annual Report as filed on February 28, 2003 and amended on March 14, 2003 and March 31, 2003. Among these events are the settlement of legal actions (See Note 15), the decision of CCI’s largest shareholder to liquidate CCI because of its inability to maintain the minimum capital requirements under Italian law (See Note 4), the recognition of additional unrealized losses in its minority owned subsidiary, Saneron CCEL Therapeutics, Inc. (See Note 4), and the decision to accept the prescribed accounting treatment for revenue recognition of RSAs (See Note 13) and annual storage fees. The effects of these events have been reflected in the accompanying financial statements (See Note 17). Additionally, the Company’s majority-owned subsidiary, SCPT, entered into a Revenue Sharing Partnership Agreement with an independent limited liability company (“LLC”). SCPT is to receive $2,000,000 payable in varying installments through March 2007 with interest at 4%. The LLC is entitled to receive in perpetuity a fee for each adult stem cell specimen stored by SCPT from the State of California up to 75,000 specimens. The fee is $17.50 per specimen per year.

NOTE 17—RESTATEMENT

Subsequent to the issuance of the Company’s 2002 financial statements, the Company’s management determined that the following revisions to the 2002 and 2001 financial statements were required. In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of the RSAs and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s financial statements, sought the guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the RSAs and storage revenue policies should be changed and its previously issued financial statements restated. Subsequent to the issuance of the Company’s financial statements for fiscal 2002 and 2001, the Company in May 2003, became aware that its investment in CCI, and Saneron CCEL Therapeutics, Inc. suffered further impairment and that pending litigation at November 30, 2002 was settled in May 2003. The cost of the settlements aggregating approximately $219,000, the temporary impairment to the investment in Saneron of $218,000, and the additional permanent impairment to the investment in CCI of $478,000 have been reflected in the restated financial statements for fiscal 2002 as required by accounting principles generally accepted in the United States of America.

A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Balance Sheet as at November 30, 2002
Investment in European Affiliates	1,218,167	739,667
Receivable-Revenue Sharing Agreement	—	332,895
Investment in Saneron CCEL Therapeutics, Inc.	2,132,505	1,194,826
Total Other Assets	5,066,589	4,703,305
Accrued Expenses and Withholdings	1,128,925	1,216,001
Long-term liabilities relating to Revenue Sharing Agreements	—	4,416,666
Deferred Revenue	1,018,346	2,228,164
Accumulated other comprehensive income	(170,318)	(387,997)
Stockholders’ Equity	9,569,018	3,578,933
Statement of Income for the Year Ended November 30, 2002
Revenues	7,073,094	6,693,777
Cost of Sales	2,495,131	2,277,611
Provision for Doubtful Accounts	594,540	224,540
Impairment of Assets	2,637,665	3,262,165
Operating Loss	(5,537,043)	(5,963,061)
Interest Expense	58,854	391,034
Net Loss	(5,327,485)	(6,048,925)

	As Previously Reported	As Restated
Balance Sheet as at November 30, 2001
Property and Equipment	3,184,883	3,330,883
Receivable-Revenue Sharing Agreement	—	447,555
Total Other Assets	6,247,321	6,694,876
Accrued Expenses and Withholdings	248,380	216,906
Long-term liabilities Relating to Revenue Sharing Agreements	—	4,916,666
Deferred Revenue	2,009,942	2,710,443

Stockholders’ Equity	14,521,268	9,469,402
Statement of Income for the Year Ended November 30, 2001
Revenues	5,648,463	4,515,510
Cost of Sales	1,656,048	1,548,158
Operating Loss	(485,889)	(1,353,560)
Interest Expense	10,482	173,515
Net Income (Loss)	899,634	(131,070)

The consolidated financial statements for the year ended November 30, 2002 and 2001 contained herein have been restated to reflect all of these adjustments and reclassifications.

1).	The Company has historically generated revenue through the sale of the U-CordTM storage program to customers including annual renewal fees. The Company charges a fee for the initial blood collection kit sent to the expectant parents, the processing of the umbilical cord blood and the extraction of the stem cells for storage, and the first year’s storage of the stem cells. Thereafter, the client is charged an annual fee to store the specimen. In the Company’s prior report the Company recognized the revenue from the first year’s storage and the recurring annual storage fee at the time of receipt. The Company is amending and restating the prior report to initially record the annual storage fees as a deferred liability and to recognize the revenue over the twelve-month period covered by the annual storage fee.

2.)	The Company has entered into Revenue Sharing Agreements (“RSAs”) with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states) and Tenet Health Systems Hospitals, Inc. The Company did not enter into any RSAs in fiscal 2002. In the Company’s prior reports the up-front payment received for each RSA was recognized as revenue when the RSA was entered into and the payment under the agreement was reasonably assured. Based upon guidance sought by management from the staff of the Office of the Chief Accountant of the SEC, the Company is amending and restating the prior report to record this up-front payment as a long-term liability.

While the Company may not enter into additional RSAs or receive any further up-front payments from entering into RSAs, its earnings is expected to be impacted by the payments it is obligated to make under the existing RSAs. For the years ended November 30, 2002 and 2001, the Company incurred expenses of $332,180 and $163,033, respectively, under the RSAs.

Reclassification of $370,000 that was recorded as an allowance for doubtful accounts from an uncollectible receivable associated with a RSA to a reduction in the long-term liability due to the new accounting treatment for RSAs.

3).	On May 9, 2003 the Company was advised that CRYO-CELL Italia, Srl (‘CCI’) was liquidating. Accordingly, an additional asset impairment of $478,500 has been recorded as of November 30, 2002 to reduce the Company’s consolidated investment to $0.

4.)	Reclassification of certain depreciation for certain assets as of November 30, 2001 to impairment of assets as of November 30, 2002.

5.)	The Company recorded a receivable for the remaining balance due for the Revenue Sharing

Agreement for the State of Florida. The receivable will be reduced through Revenue Sharing entitlements to their share of net storage revenues. As of November 30, 2002 and 2001, the balance of the receivable is $332,895 and $447,555, respectively.

6.)	The Company restated accrued expenses as of November 30, 2002 to reflect a settlement on litigation that occurred in May 2003, subsequent to the balance sheet date.

7.)	The Company recognized further unrealized losses of $217,679 in 2003 attributable to its investment in Saneron CCEL Therapeutics, Inc.

8.)	Reclassification of payments under the RSAs from cost of sales to interest expense.

Reclassification of payments made under the RSAs from cost of sales to interest expense.

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tabular comparisons of the quarterly results of operations reflects a change to the third quarter of 2002 as previously reported in the Company’s possessive quarterly Form 10-QSB for the issuance of shares of the Company’s common stock for services rendered of $42,800. The Form 10QSB for the quarter ended August 31, 2002 has not been amended because the Board of Directors, the Company’s Audit Committee and management deem the amount of change to be immaterial. The results of operations for the third and fourth quarters of fiscal 2002 reflect a charge to operations of $400,000 and $2,862,165 respectively to reflect the impairment of long-lived assets.

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net income (loss)	$(5,936)	$(621,561)	$(1,157,220)	$(4,263,307)

Income (loss) per share	$—	$(0.02)	$(0.10)	$(0.37)

Shares used in computation	11,330,857	11,339,379	11,339,379	11,635,660

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net income (loss)	$(298,215)	$(391,104)	$200,229	$358,020

Income (loss) per share	$(0.03)	$0.06	$0.03	$0.02

Shares used in computation	10,142,485	10,194,831	10,384,844	11,194,768

Part III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Directors, Executive Officers and Key Employees

Below are the names, ages and background of the current Board of Directors and the Executive Officer of the Company.

Mercedes Walton, 49, Chairman of the Board. Ms. Walton has served as a director since October 2000 and as Chairman since June 2002 and as Interim CEO since April 10, 2003. Ms. Walton has been CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice since March 2000. The firm specializes in the design and deployment of technology commercialization strategies. During the period from January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. Ms. Walton served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Master degrees from both Harvard University and Massachusetts Institute of Technology. Ms. Walton is on the Board of Directors of Norstan, Inc. (Nasdaq: NRRD) where she serves on the Compensation Committee and is Chairman of the Corporate Governance Committee.

Charles D. Nyberg, 72, Director. Mr. Nyberg has served as a director since August 2001. Mr. Nyberg was an executive with the Hormel Foods Corporation for 31 years until he retired in December 1990. He served as a director of the company and a member of the executive committee. He also served as a director and a member of the executive committee of the Jennie-O Foods Corporation, a wholly owned subsidiary of the Hormel Foods Corp. Mr. Nyberg also served as a member of The Hormel Foundation. Mr. Nyberg has a degree from The University of Minnesota Law School.

Gaby W. Goubran, 61. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd, an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time. Mr. Goubran’s educational achievements include a Bachelor of Science degree from Alexandria University, Egypt and a Masters degree from Babson College.

Jagdish Sheth, Ph.D., 63. Dr. Sheth has served as a director since October 2002. Dr. Sheth is currently the Charles H. Kellstadt Professor of Marketing at Emory University’s Goizueta Business School, where he founded the Center for Relationship Management. Dr. Sheth has published twelve books and over two hundred articles in different areas of marketing and business strategy. Dr. Sheth is a frequent consultant to Fortune 500 companies, has held chairs at the University of Southern California and the University of Illinois, and served on the faculties of Columbia and MIT. Dr. Sheth also serves on the board of directors of Norstan, Inc. Pac-West Telecomm, Inc. and Wipro Limited.

Anthony P. Finch, 53. Mr. Finch became a director in March 2003. Mr. Finch is currently Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory. Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. He has over 25 years experience in cell separation and cryopreservation of cellular products with over 12 years experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

Scott Christian, 48. Mr. Christian became a director in April 2003. Mr. Christian has been Executive Vice President and Chief Financial Officer for Norstan, Inc. (Nasdaq: NRRD) since January 2001. Norstan is one of the largest product independent communications solutions and services companies with revenues exceeding $200 million serving enterprise customers in North America. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 27 years of experience in Financial Management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and Master degrees from Pepperdine University.

Adaeze Nwachuka, 33. Ms. Nwachuka became a director in April 2003. Ms. Nwachuka is currently Director of Business Process Improvement at Roche Laboratories, Inc., a division of Hoffman-La Roche, Inc. Prior to her current role, Ms. Nwachuka was the head of Corporate Audit for Hoffman-La Roche in the U.S. Before joining Roche, Ms. Nwachuka worked at PricewaterhouseCoopers LLP where she managed a client portfolio of global pharmaceutical companies. Ms. Nwachuka was also a member of the Internal Audit Team at AlliedSignal, Inc. (now Honeywell, Inc.). Ms. Nwachuka’s education achievements include a Bachelor of Science degree in Accounting and International Business from the Stern School of Business at New York University and a Masters degree from Rutgers Business School. Ms. Nwachuka is a Certified Public Accountant as well as a Certified Information Systems Auditor.

Beth Houghton, 48, Interim President and Chief Operating Officer. Ms. Houghton became Interim President and Chief Operating Officer in April 2003. Ms. Houghton serves as the Chair of Signature Bank in St. Petersburg and the Chair of the H. Lee Moffitt Cancer Center Hospital in Tampa. Ms. Houghton served as Senior Vice President-Chief Financial Officer and General Counsel of All Children’s Health System, Inc. in St. Petersburg, Florida from 1986 to 1998. The Health System includes a full service regional teaching children’s hospital with revenues exceeding $200 million. While at All Children’s, Ms. Houghton served on the Board of the National Association of Children’s Hospitals and Related Institutions. Ms. Houghton served on the Finance Committee and Board of Carondelet Health System, a $1 billion system of hospitals and healthcare entities until its merger in 2002 with Ascension. Ms. Houghton is a CPA and an attorney. Her education includes graduating with honors with a J.D. from Stetson College of Law, an M.B.A. from Tulane University Graduate School of Business and a B.A. in Economics and Political Science from Newcomb College of Tulane University.

Gerald F. Maass, 49, Executive Vice President. Mr. Maass joined the Company in 1998 from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass’ ten-year tenure with Johnson and Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and has a degree in Medical Technology.

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

E. Thomas Deutsch, III, 39, Vice President, Technology. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a B. S. degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA. His responsibilities include developing, implementing and supporting the Company’s communications and information systems, the Company’s Internet plan and systems engineering for the patented CCEL II Cellular Storage System.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the fiscal year 2002 all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Securities and Exchange Act of 1934 were timely filed, except that one Form 3 was filed late by Mr. Goubran.

ITEM 10.	Executive Compensation

Set forth below is a Summary Compensation table relating to the compensation earned by the Chief Executive Officer and each of the persons who qualified as named executive officers under Item 402(a)(2) of Regulation S-B, for fiscal years ending November 30, 2002, 2001 and 2000.

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary		Bonus		Restricted Stock Awards($)		Securities Underlying Options
John Hargiss (1) Former President and Chief Executive Officer	2002 2001 2000		$146,436 — —		— — —	$43,700 — —	(2)	50,000 — —

Gerald F. Maass Executive Vice President	2002 2001 2000	$ $ $	129,031 127,693 116,091		— — —	— — —		5,000 3,000 —

Daniel D. Richard (3) Former Chief Executive Officer	2002 2001 2000	$ $ $	242,720 234,571 188,767	$	— 50,000 —	— — —		— — —

(1)	Represents compensation beginning February 11, 2002 for services as President and Chief Operating Officer and for Chief Executive Officer services commencing June 18, 2002, see Employment Agreements. Mr. Hargiss received 10,000 shares of restricted common stock. The market value based on the stock price as of November 30, 2002 is $18,400. Mr. Hargiss resigned as the Company’s President and Chief Executive Officer of the Company on April 8, 2003.
(2)	As of November 30, 2002, Mr. Hargiss held 10,000 shares of restricted stock with a fair market value at that date of $18,400.
(3)	The Company’s founder, Daniel Richard resigned as the Company’s Chairman and Chief Executive Officer on June 18, 2002, and subsequently as a director of the Company on January 29, 2003. Mr. Richard currently serves as Chairman and CEO of Stem Cell Preservation Technologies, Inc. (‘SCPT’). The amounts of compensation reflected in the table for fiscal 2002 relate to the period in which Mr. Richard served as the Company’s Chief Executive Officer and includes $142,720 for service as Chairman and Chief Executive Officer of the Company and $100,000 for service as Chairman and Chief Executive Officer of SCPT. Upon Mr. Richard’s resignation as Chairman and CEO, the Company and Mr. Richard entered into an agreement which provided the following:
(a)	the Company’s one-time payment to Mr. Richard of a $250,000 retirement bonus which was recorded at May 31, 2002,
(b)	a conditional award of stock options to purchase up to 200,000 shares of Company common stock from the Stock Incentive Plan, 50,000 to be granted upon the successful completion of each of any of the following milestones:

(i)	The Company’s common stock becomes listed on the NASDAQ National Market;
(ii)	The Company’s shareholders’ equity reaches $50 million;
(iii)	The Company’s holdings of any Stem Cell Preservation Technologies, Inc. common stock reaches a value of $20 million; and
(iv)	The Company’s annual net profits reach $10 million; and

(c)	the payment to Mr. Richard of $200,000 per year for ten years for consulting services in the event of Mr. Richard’s death during such ten-year period the required payment shall be made to Mr. Richard’s living trust.

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options awarded to each of the named executive officers during fiscal year 2002.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($ per share)	Expiration Date
John Hargiss	50,000	30%	$5.00	June 18, 2007
Gerald Maass	5,000	3%	$5.67	December 14, 2006
Daniel Richard	0	0%	0	—

(1)	Options granted are eligible for exercise after a one-year vesting period.
(2)	Based on a total of 165,500 shares subject to options granted to employees under CRYO-CELL’s option plan in fiscal year 2002.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of Common Stock held as of November 30, 2002 by each of the named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options At Fiscal Year-End Exercisable (1) ($)
John Hargiss	0	0	0/50,000	0
Gerald Maass	0	0	49,400/0	0
Daniel Richard	0	0	1,000,000/0	0

(1)	None of the named executive officers hold options that are in the money based upon a closing price of $1.84 at fiscal yearend.

Employment Agreements

The Company does not have any current employment agreements. The Company did have an employment agreement with its former President and Chief Executive Officer. Mr. John Hargiss commenced employment as President and Chief Operating Officer on February 11, 2002 and on June 18, 2002 the Company entered into an employment agreement with Mr. Hargiss, pursuant to which he agreed to serve as the Company’s Chief Executive Officer and President (hereinafter referred to as the “Hargiss Employment Agreement”). The Hargiss Employment Agreement was for a one-year term, and was renewable for subsequent one-year terms upon mutual agreement. Pursuant to the terms of the Hargiss Employment Agreement, Mr. Hargiss was entitled to a base annual salary of $200,000, which salary may have been adjusted periodically to reflect the overall performance of the Company and the planning and execution of programs, which increase shareholder value. As additional compensation pursuant to the Hargiss Employment Agreement, the Company issued options to purchase 50,000 shares of common stock to Mr. Hargiss, at an exercise price of $5.00. These options vest on June 18, 2003. Additionally, Mr. Hargis was to receive options to purchase 25,000 shares at the market value on July 1, 2003 and 25,000 shares at the market value on July 1, 2004. These options were to vest as follows, 25,000 on July 1, 2004 and 25,000 on July 1, 2005. Pursuant to the terms of the Hargiss Employment Agreement, the Company and Mr. Hargiss agreed to enter into a change of control agreement which provided for the acceleration of the vesting of Mr. Hargiss’ stock options in the event of a change of control resulting from a merger in which the company is not the survivor, a person or group acquiring more than thirty percent of the Company’s outstanding common stock or announcing a tender offer for at least thirty percent of the Company’s common stock. On April 8, 2003, Mr. Hargiss resigned as the Company’s President and Chief Executive Officer.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation plans approved by shareholders
CRYO-CELL International Incentive Stock Option Plan (1)	120,900	$2.91	—
CRYO-CELL International 2000 Stock Incentive Plan (2)	1,459,900	$5.57	756,400
Equity Compensation plans not approved by shareholders
Other Plans (3)	382,000	$5.36	—
Total	1,962,800	$5.37	756,400

(1)	CRYO-CELL Incentive Stock Option Plan expired on April 1, 2000.
(2)	CRYO-CELL 2000 Stock Incentive Plan originally had 1,500,000 stock options to be issued and in June 2002 the shareholders approved an additional 750,000 shares.
(3)	From time to time the Company grants options pursuant to individual compensation arrangements in exchange for goods or services provided to the Company. These options are granted at fair market value on the date of grant and typically vest immediately and provide for an exercise period of three (3) years.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of June 18, 2003 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table (the “Named Executive Officers”), and (iv) all directors, nominees and executive officers of the Company as a group. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Directors and Executive Officers:
Mercedes Walton (2)	106,000	*
Gaby Goubran (3)	20,000	*
Charles Nyberg (4)	155,000	1.4%
Jagdish Sheth (5)	20,000	*
Adaeze Osagwu (6)	20,000	*
Scott Christian (7)	20,000	*
Anthony Finch (8)	57,000	*
Gerald F. Maass (9)	63,400	*
Other Beneficial Owners:
Richard Family Living Trust (10)	996,900	8.8%
Daniel D. Richard (10)	996,900	8.8%
All Executive Officers and Directors as a Group (8 persons)	461,400	3.9%
*- Less than one percent (1%).

Unless otherwise indicated, the address for the persons listed above is 3165 McMullen Booth Road, Building B, Clearwater, Florida 33761.

(1)	Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such shareholders as of June 18, 2003 by (ii) the sum of (a) the number of shares of Common Stock outstanding as of June 18, 2003 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of June 18, 2003 or will become exercisable within 60 days after June 18, 2003
(2)	Includes 100,000 shares subject to options exercisable as of June 18, 2003.
(3)	Includes 20,000 shares subject to options exercisable as of June 18, 2003.
(4)	Includes 100,000 shares subject to warrants exercisable as of March 31, 2003 issued to Red Rock Partners in which Mr. Nyberg is a partner.
(5)	Includes 20,000 shares subject to options exercisable as of October 3, 2003.
(6)	Includes 20,000 shares subject to options exercisable as of April 2, 2004.
(7)	Includes 20,000 shares subject to options exercisable as of April 2, 2004.
(8)	Includes 20,000 shares subject to options exercisable as of April 2, 2004.
(9)	Includes 49,400 shares subject to options exercisable as of June 18, 2003.
(10)	Represents 996,600 shares held by the Richard Family Living Trust, of which Daniel D. Richard is co-trustee with his wife, and as co-trustees share voting and investment control of the shares. Daniel D. Richard, c/o Stem Cell Preservation Technologies, Inc., 6905 Rockledge Drive, Suite 600, Bethesda, MD 20817.

ITEM 12.	Certain Relationships and Related Transactions

Daniel D. Richard, former Chairman of the Board and Chief Executive Officer is the father of Ronald B. Richard, a former member of the Board of Directors of the Company and the former Chief Executive Officer of the Company’s majority owned subsidiary Stem Cell Preservation Technologies, Inc. While Mr. R. Richard was Chief Executive Officer of Stem Cell Preservation Technologies, Inc. he received $138,936 as compensation in fiscal 2002.

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

Prior to the spin off of SCPT, and continuing thereafter, the Company and SCPT have agreed to sharing of certain revenues earned by SCPT. In exchange for $3,000,000 in cash and common stock ($600,000 in cash, $2,400,000 in common stock of CCEL) the Company is to receive in perpetuity a fixed portion of all income derived from the storage of adult stem cells, for up to 50,000 specimens originating from customers from each of the States of New York and Illinois. An operational agreement has been established between the Company and SCPT for the processing and storage of SCPT client specimens.

As of March 31, 2003 Mr. D. Richard owned 750,000 shares of SCPT, Mr. Maass owned 30,000 shares, Ms. Walton owned 25,000 shares, Mr. Nyberg owned 25,000 shares and Ms. Taymans owned 25,000 shares. To the extent these officers and directors own shares in the Company, they will participate pro-rata in the anticipated dividend.

On February 9, 1999, the Company’s revenue sharing agreement with two individual investors relating to the State of Arizona (the “Arizona Agreement”) was modified and replaced by a new Revenue Sharing Agreement relating to the State of Florida (the “Florida Revenue Sharing Agreement”). Under the terms of the new agreement, the Company was to receive an aggregate one time up front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida Revenue Sharing Agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida up to a maximum of 33,000 storage spaces. The Company is applying all of its payment obligations under the Florida Revenue Sharing Agreement toward the $550,000 balance owed to the investors until such amount is paid in full. After the $550,000 payment is satisfied, payments under the Florida Revenue Sharing Agreement will be made to the investors. The Company applied $114,660 and $55,177 in fiscal years ending 2002 and 2001, respectively, toward the investors’ obligation to pay the $550,000 balance. One of the Florida Revenue Sharing Agreement investors is Mr. Nyberg, who became a director of the Company in August 2001.

In May 2001 the Red Rock Partners, a partnership (“Red Rock”), paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. Mr. Nyberg, a director of the Company, is a partner of Red Rock.

On May 31, 2001 the Company also entered into a revenue sharing agreement with Red Rock entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces (the “Texas Revenue Sharing Agreement”). Under the terms of the Texas Revenue Sharing Agreement Redrock paid the Company an aggregate one time up-front payment of $750,000 and the Company made total payments to Redrock of $52,308 and $15,138 for fiscal years ending 2002 and 2001, respectively.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton
Mercedes Walton, Interim Chief Executive Officer

Dated: June 27, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton Mercedes Walton	Chairman of the Board, Interim Chief Executive Officer	June 27, 2003

/s/ Jill Taymans Jill Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	June 27, 2003

/s/ Scott Christian Scott Christian	Director	June 27, 2003

/s/ Adaeze Nwachuku Adaeze Nwachuku	Director	June 27, 2003

/s/ Charles Nyberg Charles Nyberg	Director	June 27, 2003

/s/ Jagdish Sheth Jagdish Sheth	Director	June 27, 2003

/s/ Gaby Goubran Gaby Goubran	Director	June 27, 2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER REQUIRED

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Mercedes Walton, certify that:

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

Dated: June 27, 2003	By:	/s/ MERCEDES WALTON
Mercedes Walton Interim Chief Executive Officer

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

Dated: June 27, 2003	By:	/s/ JILL TAYMANS
Jill Taymans Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Description
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated By-Laws
10.11(3)	Amended Agreement with Bio-Stor
10.12(1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.
10.13(1)	Chairman of the Board Compensation
10.14(1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002
10.15(1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.
10.16	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001.
10.17	Addendum Agreement to Secondary Storage Agreement
10.18	Secondary Storage Agreement
21(4)	Subsidiaries of CRYO-CELL International, Inc.
23	Consent of Auditors
99.1	Certification of the Chief Executive Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1995.