Form 10QSB
period 2003-02-28
CRYO CELL INTERNATIONAL INC
filed 2003-07-15
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 0-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	22-3023093 (I.R.S. Employer Identification No.)

3165 McMullen Booth Road, Building B, Clearwater, Florida (Address of Principal Executive Offices)	33761 (Zip Code)

Issuer’s phone number, including area code: (727) 450-8000

(Former name, former address and former fiscal year, if changed since last report).

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 15, 2003, 11,997,540 shares of $0.01 par value common stock were outstanding (including 645,161 shares held by the Company’s majority-owned subsidiary, Stem Cell Preservation Technologies, Inc.)

Transitional Small Business Disclosure Format (check one).  Yes  ☐  No  ☒

CRYO-CELL INTERNATIONAL, INC.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28, 2003	November 30, 2002
	(Unaudited)	(As Restated)
Current Assets
Cash and cash equivalents	$1,135,966	$1,935,532
Marketable securities	3,141,339	3,127,843
Accounts receivable and advances (net of allowance for doubtful accounts of $130,010 and $89,010)	331,652	281,911
Receivable — Affiliates (net of allowance for doubtful accounts of $128,540)	344,877	412,071
Notes receivable (net of allowance for doubtful accounts of $66,000 and $41,000)	185,750	210,750
Prepaid expenses and other current assets	224,380	112,115

Total current assets	5,363,964	6,080,222

Property and Equipment-net	2,625,444	2,632,831

Other Assets
Intangible assets (net of amortization of $79,480 and $77,127, respectively)	99,992	102,345
Receivable-Revenue sharing agreements	292,839	332,895
Investment in Saneron CCEL Therapeutics, Inc.	1,816,010	1,914,826
Investment in European Affiliates	739,667	739,667
Deferred consulting fees	1,403,751	1,438,412
Deposits	175,411	175,161

Total other assets	4,527,670	4,703,306

	$12,517,078	$13,416,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28, 2003	November 30, 2002
	(Unaudited)	(As Restated)
Current Liabilities
Accounts payable	$423,493	$391,269
Accrued expenses and withholdings	905,531	1,217,407

Total current liabilities	1,329,024	1,608,676

Other Liabilities
Deferred revenue	2,704,921	2,228,164
Long-Term Liability-Revenue sharing agreements	4,416,666	4,416,666
Deferred consulting obligation	1,429,538	1,455,688

Total other liabilities	8,551,125	8,100,518

Minority Interest	—	—

Stockholders’ Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,352,379 at February 28, 2003, and 11,352,379 at November 30, 2002 issued and outstanding)	113,524	113,524
Additional paid-in capital	23,018,962	23,012,760
Accumulated other comprehensive loss	(505,783)	(387,997)
Accumulated deficit	(19,989,774)	(19,031,122)

Total stockholders’ equity	2,636,929	3,707,165

	$12,517,078	$13,416,359

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002
		(As Restated)
Revenue	$1,430,734	$1,408,341

Costs and Expenses:
Cost of sales	627,736	517,843
Marketing, general & administrative expenses	1,608,363	879,127
Research, development and related engineering	31,718	25,088
Depreciation and amortization	82,507	119,119

Total cost and expenses	2,350,324	1,541,177

Operating Loss	(919,590)	(132,836)

Other (Expense) and Income:
Interest Income	30,479	22,358
Interest Expense	(126,104)	(57,647)
Other Income	32,806	400,000

Total other (expense) income	(62,819)	364,711

(Loss) income before minority interest and equity in earnings of affiliates	(982,409)	231,875
Income Taxes	—	—

Equity in earnings of affiliates	23,756	(224,819)
Minority Interest	—	(12,992)

	23,756	(237,811)

Net Loss	$(958,653)	$(5,936)

Net (loss) income per common share — basic and diluted	$(0.08)	$—

Number of Common Shares Used In Computation Basic and diluted	11,352,379	11,330,857

Comprehensive loss:
Net loss:	$(958,653)	$(5,936)
Other comprehensive loss:
Net change in unrealized loss	(117,786)	(44,004)

Comprehensive loss	$(1,076,439)	$(49,940)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002
		(As Restated)
Cash Flows from Operating Activities:
Net Loss	$(958,653)	$(5,936)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	97,757	127,845
Compensatory element of stock options	6,204	26,208
Provision for doubtful accounts	66,000	—
Dividend income reinvested in marketable securities	(8,710)	—
Equity (income) loss in earnings of affiliates	(23,756)	224,819
Minority interest	—	12,992
Changes in assets and liabilities:
Accounts receivable and advances	(90,741)	33,968
Receivable — Affiliates	67,194	—
Notes receivable	—	(100,000)
Receivable-Revenue sharing agreements	40,056	20,930
Deferred consulting fees	34,661	—
Prepaid expenses and other current assets	(112,265)	(41,518)
Deposits	(250)	—
Accounts payable	32,223	64,152
Deferred revenue	476,757	(253,230)
Accrued expenses and withholdings	(311,043)	191,925

Net cash (used in) provided by operating activities	(684,566)	302,155

Cash flows from investing activities:
Purchases of property and equipment	(88,017)	(208,626)

Net cash used in investing activities	(88,017)	(208,626)

Cash flows from financing activities:
Net proceeds from the sale of subsidiary’s securities	—	518,000
Private placement fees	—	(100,340)
Stock subscription receivable	—	(243,600)
Proceeds from the exercise of stock options and sale of warrants	—	43,000
Proceeds from notes payable	—	33,000
Payments of deferred consulting obligation	(26,150)	—
Payments of capital leases	(833)	(2,306)

Net cash (used in) provided by financing activities	(26,983)	247,754

(Decrease) Increase in cash and cash equivalents	(799,566)	341,283
Beginning of period	1,935,532	5,540,751

End of period	$1,135,966	$5,882,034

Supplemental disclosure of cash flow information:
Interest	$126,104	$57,125

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized loss as a component of investments	$122,572	$—

Change in unrealized loss as a component of marketable securities	$(4,786)	$(44,004)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2003

(Unaudited)

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements including the Condensed Consolidated Balance Sheets as of February 28, 2003 and November 30, 2002, Condensed Consolidated Statements of Operations and Comprehensive Loss, and Cash Flows for the three months ended February 28, 2003 and February 28, 2002 have been prepared by CRYO-CELL International, Inc. (‘the Company’). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows as of the dates and for all periods presented have been made.

The unaudited consolidated condensed financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2002 Annual Report on Form 10-KSB, as amended.

In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of revenue sharing agreements and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s financial statements for the years ended November 30, 2002 and 2001, sought the guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the accounting treatment of the revenue sharing agreements and the storage revenue policies should be changed and the Company’s previously issued financial statements restated (refer to Note 7).

Revenue Recognition for Enrollment Fees

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct and incremental costs associated with these fees are being deferred and recognized once the processing of the specimens is completed. Had the accounting treatment been in effect, the accumulated deficit would have been $102,000 greater than previously reported as of November 30, 2002. The cumulative impact of the change, including the impact of approximately $20,000 in the current period, has been recorded in the quarter ended February 28, 2003. Management does not believe that the impact of this adjustment is material to the November 30, 2002 financial statements (as restated), or to the projected operating results and earnings trend for the year ending November 30, 2003.

Reclassification

Certain reclassifications have been made to the November 30, 2002 financial statements to conform to the 2003 quarterly presentation, including the reclassification of the minority interest liability into additional paid-in capital.

Note 2 – Earnings per Common Share

Earnings (Loss) per share data is based on net income (loss) and not comprehensive income (loss). Basic earnings (loss) per share for the quarter ended February 28, 2003 and February 28, 2002 were computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company did not present diluted earnings per share, as the effect of potentially dilutive shares from outstanding stock options would be antidilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

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

In March 2003, CRYO-CELL Europe, N.V. (“CCEU”) was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application, and it plans to file a new preliminary injunction proceeding seeking the same relief shortly.

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

Between May and July 2003, six putative class action complaints were filed against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s financial statements. All six complaints allege violations of federal securities laws, including improper recognition of revenue in the financial statements presented in certain public reports of the Company. The complaints generally seek among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The Company has not yet responded to any of the complaints. The Company believes the complaints are without merit and intends to defend the litigation vigorously.

Note 4 – Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc.

On October 10, 2001, the Company’s subsidiary, CCEL Bio-Therapies, Inc. (CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. As a result of the merger CCBT’s name was changed to Saneron CCEL Therapeutics, Inc. (SCTI). The STI stockholders received 56.58% of the merged entity and the Company retained a 43.42% interest in the merged entity. The Company’s ownership interest of approximately 43% of SCTI is accounted for under the equity method of accounting along with approximately $1,300,000 that represents goodwill and is reflected in the investment balance. For the three months ended February 28, 2003, the Company recorded equity in income of SCTI operations of approximately $23,800 and recorded a charge to other comprehensive loss of approximately $122,600 related to the temporary decline in the price of the Company’s common stock currently held as an investment by SCTI as a result of the merger. For the three months ended February 28, 2002, the Company recorded equity in losses of SCTI in operations of approximately $225,000. In February 2003, an independent valuation appraised the Company’s approximate 43% minority stake in SCTI at $3 million. The SCTI investment, including the portion that represents goodwill, is reflected on the balance sheet as of February 28, 2003 at approximately $1,816,000.

Stem Cell Preservation Technologies, Inc.

The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company’s stockholders of record on August 31, 2001 are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company’s common stock the Company’s stockholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500, or less than $0.01 per share, as adjusted for a forward split of 1,350 to 1 in September 2001.

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

The Company’s Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of the Company. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at February 28, 2003 an option for 45,000 of these shares to the Company’s former President was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc.

In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. (“FHIC”) whereby SCPT borrowed $500,000 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when SCPT realizes $1,500,000 from the sale of its securities. SCPT agreed to issue FHIC 250,000 shares (as per May 22, 2002 amendment below, shares reduced to 150,000) of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT’s counsel also received 45,000 common shares for its legal services. Both issuances of shares were valued at their fair value of $3,400 and reflected in the accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investment in CRYO-CELL Europe NV and CRYO-CELL Italia, S.r.l.

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

In August 2002, the Company contributed $600,000 cash and 645,161 shares of its common stock (valued at $2,400,000 on the date of contribution) to SCPT to acquire a revenue sharing agreement for the States of Illinois and New York from SCPT. The transaction was accounted for on each entity’s books at historical cost, with no cost basis for the stock. The additional contribution and the related revenue sharing agreement were eliminated in consolidation.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of February 28, 2003 is reflected at $0 and the Company has recognized 100% of the losses of SCPT in its statement of operations (approximately $30,000).

The Company anticipates the spin-off of SCPT as a separate public company to occur as soon as possible. In connection with the spin-off, all shareholders of record of the Company on August 31, 2001 are expected to receive three shares of SCPT for every four shares of CRYO-CELL stock that they owned. The payment date of the shares to be distributed will follow the effective date of a registration statement covering the stock dividend. SCPT continues its efforts to complete the registration process and be declared effective by the Securities and Exchange Commission (SEC). It is SCPT’s intent to re-file the pre-effective amendment for SCPT as soon as practicable.

Note 5 – Stem Cell Preservation Technologies, Inc. Revenue Sharing Agreement

In May 2003, the Company’s majority owned subsidiary SCPT entered into a Revenue Sharing Agreement (RSA) with an independent limited liability company (‘LLC’). SCPT is to receive $2,000,000 payable in varying installments through March 2007 with interest at 4%. As of July 2003, $250,000 has been received under the terms of this agreement. The LLC is entitled to receive for an indefinite period, a fee for each adult stem cell specimen stored by SCPT for persons located in the State of California up to 75,000 specimens. The fee is $17.50 per specimen per year.

Note 6 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure requirements of SFAS 148 as of December 1, 2002.

Had SFAS No. 123 been implemented, the Corporation’s net loss and loss per share would have increased to the amounts indicated below for the quarters ended February 28, 2003 and 2002:

	For the quarters ended
	February 28, 2003	February 28, 2002
Net Loss, as reported	$(958,653)	$(5,936)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(173,195)	(127,569)
Pro forma net loss	$(1,131,848)	$(133,505)
Loss per share:
Basic and diluted-as reported	$(.08)	$(.00)
Basic and diluted-pro forma	$(.10)	$(.01)

Note 7 – Restatement

For the quarter ended February 28, 2002, the restatement as described in Note 1 relating to the revenue sharing agreements did not have a material impact on the Company’s results of operating and financial condition. A summary of the significant effects of the restatement of the annual storage fees for the quarter ended February 28, 2002 are as follows:

	Three Months Ended February 28, 2002
	(As Restated)	(As Previously Reported)
Revenue	$1,408,341	$1,484,786

Net (loss) income	$(5,936)	$46,642

Income (loss) per share	$—	$—

Shares used in computation	11,330,857	11,330,857

Note 8 – Nasdaq

On June 24, 2003, the Company announced that its common stock will continue to be listed on The Nasdaq SmallCap Market as a result of an exception granted by the Nasdaq Listing Qualifications Panel relating to the requirement that the Company file its periodic reports on a timely basis. The Company had failed to meet this requirement as of April 14, 2003; however, the Company was granted a temporary exception from this standard subject to the Company meeting certain conditions for accomplishing the filing of its periodic reports with the Securities and Exchange Commission. The Company filed an amended Form 10-KSB on June 27, 2003, as required under the terms of the Nasdaq exception. On or before July 15, 2003; the Company must also file its Form 10-QSB for the three months ended May 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Further, on or before October 15, 2003, the Company must file the Form 10-QSB for the quarter ending August 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. Concurrently with the filing of this report, the Company is filing its Form 10-QSB for the second quarter of fiscal 2003 on a timely basis. However, the Company’s reported stockholders’ equity as of May 31, 2003 is $1,449,747, which is lower than the $2,500,000 minimum stockholders’ equity requirement for inclusion on The Nasdaq SmallCap Market. This shortfall results from the restatement of the Company’s financial statements reflected in the amended Form 10-KSB and from continued losses through May 31, 2003. The Company has requested that the Nasdaq Listing Qualifications Panel grant an extension for compliance with the minimum stockholders’ equity requirement, based on the Company’s confidence that it can return to compliance with this requirement. However, there can be no assurance that the Panel will grant an extension, or that the Company will be able to comply with the other terms of the exception and maintain its listing. If at some future date the Company’s securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC Bulletin Board or the Company may file for listing on an alternative exchange. For the duration of the exception, the Company’s Nasdaq symbol will be “CCCEC”.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Investments

The Company has made several significant investments in entities that operate in related businesses. The Company has made these investments in order to expand into international markets and be involved in the area of stem cell research. The Company accounts for these investments under either the cost or equity method, as applicable and periodically, and at least annually, reviews its investments for possible impairment and, if necessary, adjusts the carrying value of such investments.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSA”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as revenue. The Company, after discussions with its prior auditors and the staff of the Office of the Chief Accountant at the SEC, presently records this up-front fee as a long-term liability. These agreements can take considerable time to negotiate and finalize. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSA receivables for collectibility. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

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

Marketable Securities

The Company has certain investments in mutual funds, which are categorized as marketable securities. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

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

Results of Operations

Revenues. Revenues for the three months ended February 28, 2003 were $1,430,734 as compared to $1,408,341 for the same period in 2002, representing a 2% increase. This increase in revenues reflects the growth in the processing and storage revenue associated with the Company’s U-CordTM stem cell program. Due to the increasing client base, net recurring annual storage revenues for the three months ended February 28, 2003 were $336,361 as compared to $143,828 for the same period in 2002, representing an increase of 133%.

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct and incremental costs associated with these fees are being deferred and recognized once the processing of the specimens is completed. Had the accounting treatment been in effect the accumulated deficit would have been $102,000 greater than previously reported as of November 30, 2002. The cumulative impact of the change, including the impact of approximately $20,000 in the current period, is reflected in the three months ended February 28, 2003. Management does not believe that the impact of this adjustment is material to the November 30, 2002 financial statements (as restated), or to the projected operating results and earnings trend for the year ending November 30, 2003.

Cost of Sales. Cost of sales for the three months ended February 28, 2003 were $627,736 as compared to $517,843 for the same period in 2002 representing a 21% increase. Cost of sales were 44% of revenues for the three months ended February 28, 2003 compared with 37% for the three months ended February 28, 2002. The increase in cost of sales is attributable to new enhancements to the existing production and quality control procedures including increased supplies and accreditation costs related to the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 28, 2003 were $1,608,363 as compared to $879,127 in 2002 representing a 83% increase. Marketing, general and administrative expenses were 112% of revenues for the three months ended February 28, 2003 compared to 62% for the three months ended February 28, 2002. The increase is primarily the result of an increase in legal fees of $266,000 and increased expenses of SCPT of approximately $186,000. These items accounted for approximately $452,000, or 62%, of the increase. The increase in legal fees is attributable to several reasons, principally several legal actions including litigation and compliance with the Sarbanes-Oxley Act of 2002. The Company cannot provide assurance that legal fees will be reduced in the foreseeable future. SCPT marketing, general and administrative expenses during the three months ended February 28, 2003 were $205,154 compared with $18,873 for the three months ended February 28, 2002. The expenses incurred are primarily related to salaries and professional fees associated with the continuing development of the company, pending the anticipated spin-off of SCPT as a separate publicly held company.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2003 were $31,718 as compared to $25,088 for three months ended February 28, 2002. As a percentage of processing and storage revenues, research, development and related engineering expenses were 2.0% and 1.8% for the three months ended February 28, 2003 and 2002, respectively.

Interest Expense. Interest expense for the three months ended February 28, 2003 were $126,104 as compared to $57,647 for the same period in 2002. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (RSAs) based on the Company’s storage revenues. The other parties have contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographic areas.

Other Income. Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Other income for the three months ended February 28, 2003 and 2002 was $32,806 and $400,000, respectively. The amount recognized for the three months ended February 28, 2002 represents income from the sale of license agreements. All income had been recognized on the sale of license agreements as of the end of fiscal 2002. The amount recognized for the three months ended February 28, 2003 represents royalty and sub-license income earned. The remaining income to be recognized on current license agreements will be the royalty and sub-license income earned.

Equity in Earnings of Affiliates. Equity in earnings of affiliates was $24,000 in the three months ended February 28, 2003, compared to a loss of $225,000 in the 2002 period. These amounts relate to the earnings and loss of Saneron CCEL Therapeutics, Inc. in which the Company holds an approximate 43% interest. After the distribution of the shares of SCPT, the Company will continue to hold more than 20% of the outstanding common stock of SCPT. Under the equity method of accounting, if appropriate, a portion of the anticipated operating losses of SCPT will be reflected on the Company’s statements of operations as equity in earnings of affiliates.

Liquidity and Capital Resources

At February 28, 2003, the Company had cash and cash equivalents of $1,135,966 as compared to $1,935,532 at November 30, 2002, a decrease of $800,000. This compares with a $341,000 increase in cash and cash equivalents in the three months ended February 28, 2002. The decrease in cash and cash equivalents during the three months ended February 28, 2003 was primarily attributable to the increased marketing, general and administrative expenses that were incurred during the quarter.

At February 28, 2003, the Company had approximately $3,000,000 in marketable securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s marketable securities are classified as available-for-sale as of February 28, 2003 and are stated at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity.

Through February 28, 2003, the Company’s sources of cash have been from sales of its U-CordTM program to customers, the sales of revenue sharing agreements and the sale of license agreements. The Company does not have a line of credit or other type of financing agreement.

The Company anticipates that its cash on-hand, cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its operations for the foreseeable future. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses.

Since inception SCPT’s costs and expenses have been funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and the sale of common stock. To date, cash has been expended primarily for development stage expenses. The Company anticipates the spin-off of SCPT as a separate public Company to occur as soon as possible. In connection with the spin-off, all shareholders of record of the Company on August 31, 2001 are expected to receive three shares of SCPT for every four shares of CRYO-CELL stock that they owned. The payment date of the shares to be distributed will follow the effective date of SCPT’s registration statement covering the shares to be distributed. SCPT continues its efforts to complete the registration process and be declared effective by the Securities and Exchange Commission (SEC). It is SCPT’s intent to re-file the pre-effective amendment for SCPT as soon as SCPT’s financials are updated following CRYO-CELL’s filing of the first and second quarters of 2003.

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

Forward Looking Statements

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “CRYO-CELL International, Inc.,” “CRYO-CELL” “Company,” “we,” “our” and “us” refer to CRYO-CELL International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully optimize the opportunities available to us from our licensing agreements or to enforce our licensing agreements;

(ii)	any material reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

(iv)	any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in our business;

(vi)	any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(vii)	the effect of any future reduced cash position and future inability to access borrowings;

(viii)	any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;

(ix)	any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(x)	any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(xi)	any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(xii)	the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xiii)	any added requirements imposed on us by new laws, SEC regulations or NASDAQ listing requirements and costs thereof;

(xiv)	any future loss of the Company’s listing under NASDAQ;

(xv)	any technological breakthrough or medical breakthrough that would render the Company’s business of stem cell preservation obsolete;

(xvi)	general economic and market conditions and combined general downturn in the economy;

(xvii)	any material failure or malfunction in our storage facilities;

(xviii)	continued losses, future negative cash flows and inability to obtain anticipated future positive cash flows;

(xix)	any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens;

(xx)	the potential impact of negative market influences on the Company’s portfolio of cash, cash equivalents and marketable securities;

(xxi)	any inability to successfully prosecute, or defend against, claims and litigation matters or enforce agreements with domestic or foreign entities;

(xxii)	the costs associated with defending or prosecuting litigation matters and any material adverse result from such matters; and

(xxiii)	any material inability to successfully consummate, the previously announced dividend of the shares of Stem Cell Preservation Technologies, Inc.;

(xxiv)	the costs associated with the consummation of the dividend of the Stem Cell Preservation Technologies, Inc. common stock;

(xxv)	the inability of the Stem Cell Preservation Technologies, Inc. to generate the storage of any specimens in the geographic regions covered by the revenue sharing agreements;

(xxvi)	decreases in asset valuations;

(xxvii)	any negative effect from a recent adverse newspaper article regarding the Company’s business operations;

(xxviii)	inability to obtain an effective registration statement regarding shares in SCPT;

(xxix)	any new technology rendering the Company’s patented equipment or business obsolete;

(xxx)	any performance failures related to the Company’s equipment or operations;

(xxxi)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xxxii)	any negative consequences related to changes in the Board of Directors or less involvement in the future by the Company’s founder Dan Richard.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. CRYO-CELL International, Inc. (the “Company”) undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements B Note 3.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On June 24, 2003, the Company announced that its common stock will continue to be listed on The Nasdaq SmallCap Market via an exception from the requirement that it file its periodic reports with the Securities and Exchange Commission on a timely basis. While the Company failed to meet this requirement as of April 14, 2003, the Company was granted a temporary exception from this standard subject to the Company meeting certain conditions for accomplishing the filing of its periodic reports with the Securities and Exchange Commission. The Company filed an amended Form 10-KSB on June 27, 2003, as required under the terms of the Nasdaq exception. On or before July 15, 2003, the Company must also file its Form 10-QSB for the three months ended May 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Further, on or before October 15, 2003, the Company must file the Form 10-QSB for the quarter ending August 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. The Company believes it will file the Form 10-QSB for the second quarter of fiscal 2003 on a timely basis. However, the Company’s reported stockholders’ equity as of May 31, 2003 is $1,449,747, which is lower than the $2,500,000 minimum stockholders’ equity requirement for inclusion on The Nasdaq SmallCap Market. This anticipated shortfall will result from the restatement of the Company’s financial statements reflected in the amended Form 10-KSB and from continued losses through May 31, 2003. The Company has requested that the Nasdaq Listing Qualifications Panel grant an extension for compliance with the minimum stockholders’ equity requirement, based on the Company’s confidence that it can return to compliance with this requirement. However, there can be no assurance that the Panel will grant an extension, or that the Company will be able to comply with the other terms of the exception and maintain its listing. If at some future date the Company’s securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC Bulletin Board or the Company may file for listing on an alternative exchange. For the duration of the exception, the Company’s Nasdaq symbol will be “CCCEC”.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Bylaws

10.1	Amendment No. 1 dated January 29, 2003 to Agreement dated June 18, 2002 between the Company and Daniel D. Richard.

21.1	Subsidiaries of the Registrant

99.1	Certification of the Chief Executive Officer of CRYO-CELL International, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Vice President, Finance of CRYO-CELL International, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

During the quarterly period ended February 28, 2003 the Company filed a current report on Form 8-K dated January 3, 2003 where it disclosed under Item 5 the resignation of Ronald B. Richard as a member of the Board of Directors and the resignation of Mercedes Walton as a member of the Board of Directors of the Company’s subsidiary Stem Cell Preservation Technologies, Inc. On February 11, 2003, the Company filed a current report on Form 8-K dated February 11, 2003 where it disclosed under Item 5 the certain changes made to the Company’s and its subsidiary’s board of directors and officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON

Mercedes Walton Interim Chief Executive Officer

CRYO-CELL INTERNATIONAL, INC.

/s/ JILL M. TAYMANS

Jill M. Taymans Vice President, Finance

Date: July 15, 2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER REQUIRED

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Mercedes Walton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CRYO-CELL International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003	By:	/s/ MERCEDES WALTON
Mercedes Walton Interim Chief Executive Officer

I, Jill Taymans, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CRYO-CELL International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003	By:	/s/ JILL TAYMANS
Jill Taymans Vice President, Finance