Form 10QSB
period 2003-05-31
CRYO CELL INTERNATIONAL INC
filed 2003-07-15
CIK 862692

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     /X/Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 31, 2003

     / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from______________to______________

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

     ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report).

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of July 15, 2003, 11,997,540 shares of $0.01 par value common stock were outstanding (including 645,161 shares held by the Company's majority-owned subsidiary, Stem Cell Preservation Technologies, Inc.).

Transitional Small Business Disclosure Format (check one).   Yes  / /  No  /X/

                         CRYO-CELL INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets .........................................................   3

        Condensed Consolidated Statements of Operations and Comprehensive Loss ........................   4

        Condensed Consolidated Statements of Cash Flows ...............................................   5

        Notes to Condensed Consolidated Financial Statements ..........................................   6

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations ........  12

Item 3. Controls and Procedures .......................................................................  17


PART II - OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................  21

Item 2. Changes in Securities .........................................................................  21

Item 3. Defaults Upon Senior Securities ...............................................................  21

Item 4. Submission of Matters to a Vote of Security Holders ...........................................  21

Item 5. Other Information .............................................................................  21

Item 6. Exhibits and Reports On Form 8-K ..............................................................  22

SIGNATURES ............................................................................................  23

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 ASSETS
                                                                 ------

                                                                                              May 31,              November 30,
                                                                                                2003                   2002
                                                                                         ------------------     -------------------
                                                                                            (Unaudited)            (As Restated)
Current Assets
--------------
   Cash and cash equivalents                                                             $          692,266     $         1,935,532
   Marketable securities                                                                          3,027,726               3,127,843
   Accounts receivable and advances (net of allowance for
      doubtful accounts of $142,010 and $89,010)                                                    197,576                 281,911
   Receivable-Revenue Sharing Agreement                                                             650,000                       -
   Receivable - Affiliates (net of allowance for doubtful accounts of $128,540)                     237,360                 412,071
   Notes receivable (net of allowance for doubtful accounts of $66,000 and $41,000)                 205,750                 210,750
   Prepaid expenses and other current assets                                                        308,016                 112,115
                                                                                         ------------------     -------------------
                   Total current assets                                                           5,318,694               6,080,222
                                                                                         ------------------     -------------------
Property and Equipment-net                                                                        2,541,440               2,632,831
--------------------------                                                               ------------------     -------------------
Other Assets
------------
   Intangible assets (net of amortization of $81,048 and $77,127, respectively)                      97,640                 102,345
   Marketable securities                                                                            167,831                       -
   Receivable-Revenue sharing agreements                                                          1,552,064                 332,895
   Investment in Saneron CCEL Therapeutics, Inc.                                                  1,820,526               1,914,826
   Investment in European Affiliates                                                                739,667                 739,667
   Deferred consulting fees                                                                       1,363,314               1,438,412
   Deposits                                                                                         175,411                 175,161
                                                                                         ------------------     -------------------
                   Total other assets                                                             5,916,453               4,703,306
                                                                                         ------------------     -------------------
                                                                                         $       13,776,587     $        13,416,359
                                                                                         ==================     ===================

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  ------------------------------------

                                                                                              May 31,               November 30,
                                                                                                2003                    2002
                                                                                         ------------------     -------------------
                                                                                            (Unaudited)            (As Restated)
Current Liabilities
-------------------
   Accounts payable                                                                      $          398,512     $           391,269
   Accrued expenses and withholdings                                                                945,322               1,217,407
                                                                                         ------------------     -------------------
              Total current liabilities                                                           1,343,834               1,608,676
                                                                                         ------------------     -------------------

Other Liabilities
-----------------
    Deferred revenue                                                                              3,167,769               2,228,164
    Long-Term Liability-Revenue sharing agreements                                                6,416,666               4,416,666
    Deferred consulting obligation                                                                1,398,571               1,455,688
                                                                                         ------------------     -------------------
              Total other liabilities                                                            10,983,006               8,100,518
                                                                                         ------------------     -------------------

 Minority Interest                                                                                        -                       -
                                                                                         ------------------     -------------------

Stockholders' Equity
--------------------
   Preferred stock ($.01 par value, 500,000 authorized and none issued)                                   -                       -
   Common stock ($.01 par value, 20,000,000
      authorized; 11,352,379 at May 31, 2003, and 11,352,379
      at November 30, 2002 issued and outstanding)                                                  113,524                 113,524
   Additional paid-in capital                                                                    23,025,166              23,012,760
   Accumulated other comprehensive loss income                                                     (425,080)               (387,997)
   Accumulated deficit                                                                          (21,263,863)            (19,031,122)
                                                                                         ------------------     -------------------
              Total stockholders' equity                                                          1,449,747               3,707,165
                                                                                         ------------------     -------------------
                                                                                         $       13,776,587     $        13,416,359
                                                                                         ==================     ===================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                              ------------------               ----------------

                                                            May 31,         May 31,         May 31,         May 31,
                                                             2003            2002            2003            2002
                                                         ------------    ------------    ------------    ------------
                                                                         (As Restated)                   (As Restated)
Revenue                                                  $  1,632,436    $  1,646,629    $  3,063,170    $  3,054,970
                                                         ------------    ------------    ------------    ------------

Costs and Expenses:
   Cost of sales                                              672,484         554,067       1,300,220       1,071,910
   Marketing, general & administrative expenses             1,867,123       1,595,492       3,475,486       2,474,619
   Research, development and related engineering               33,672          20,651          65,390          45,739
   Depreciation and amortization                               80,151         119,120         162,658         238,239
                                                         ------------    ------------    ------------    ------------

Total cost and expenses                                     2,653,430       2,289,330       5,003,754       3,830,507
                                                         ------------    ------------    ------------    ------------

Operating Loss                                             (1,020,994)       (642,701)     (1,940,584)       (775,537)
                                                         ------------    ------------    ------------    ------------

Other (Expense) Income:

   Interest Income                                             15,310          13,175          45,789          35,533
   Interest Expense                                          (151,590)        (80,740)       (277,693)       (138,387)
   Other Income                                                45,006         266,221          77,812         666,221
   Other Expense                                                    -        (107,500)              -        (107,500)
   Loss on Sale of Marketable Securities                      (24,753)              -         (24,753)              -
                                                         ------------    ------------    ------------    ------------
Total other (expense) income                                 (116,027)         91,156        (178,845)        455,867
                                                         ------------    ------------    ------------    ------------

Income (loss) before minority interest
   and equity in earnings of affiliates                    (1,137,021)       (551,545)     (2,119,429)       (319,670)
                                                         ------------    ------------    ------------    ------------

Income Taxes                                                 (141,101)                       (141,101)              -
Equity in earnings of affiliates                                4,032         (45,170)         27,788        (269,989)
Minority Interest                                                   -         (24,846)              -         (37,838)
                                                         ------------    ------------    ------------    ------------
                                                             (137,069)        (70,016)       (113,313)       (307,827)
                                                         ------------    ------------    ------------    ------------

Net Loss                                                 $ (1,274,090)   $   (621,561)   $ (2,232,742)   $   (627,497)
                                                         ============    ============    ============    ============

Net income (loss) per common share - basic and diluted         ($0.11)         ($0.05)         ($0.20)         ($0.06)
                                                         ============    ============    ============    ============

Number of Common Shares Used In Computation
Basic and diluted                                          11,352,379      11,339,379      11,352,379      11,335,165
                                                         ============    ============    ============    ============

Comprehensive loss:
 Net loss:                                               $ (1,274,090)   $   (621,561)   $ (2,232,742)   $   (627,497)

Other comprehensive income (loss):
Net change in unrealized loss                                  55,950         (11,512)        (61,836)        (55,516)

Reclassification adjustment for losses included in
 net loss                                                      24,753               -          24,753               -
                                                         ------------    ------------    ------------    ------------
Comprehensive loss                                       $ (1,193,387)   $   (633,073)   $ (2,269,825)   $   (683,013)
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

                 CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                           ----------------

                                                                                    May 31,                May 31,
                                                                                     2003                   2002
                                                                                -------------         --------------
                                                                                                       (As Restated)
Cash Flows from Operating Activities:
     Net Loss                                                                   $  (2,232,742)        $     (627,497)
     Adjustments to reconcile net loss
     to cash used for operating activities:
        Depreciation and amortization                                                 193,136                255,689
        Loss on sale of marketable securities                                          24,753                      -
        Compensatory element of stock options                                          12,408                 52,416
        Provision for doubtful accounts                                                78,000                      -
        Dividend income reinvested in marketable securities                            (7,464)                     -
        Equity (income) loss in earnings of affiliates                                (27,788)               269,989
        Minority interest                                                                   -                 37,838
      Changes in assets and liabilities:
        Accounts receivable and advances                                               31,335                (45,259)
        Receivable - Affiliates                                                       174,711               (164,864)
        Notes receivable                                                              (20,000)              (200,000)
        Deferred consulting fee                                                        75,098                      -
        Prepaid expenses and other current assets                                    (195,901)                34,042
        Deposits                                                                         (250)                12,684
        Investment-option to purchase                                                       -                100,000
        Accounts payable                                                                7,244                475,727
        Deferred revenue                                                              939,605               (323,814)
        Revenue sharing agreements                                                     80,831                 46,725
        Accrued expenses and withholdings                                            (270,679)               437,565
                                                                                -------------         --------------
Net cash (used in) provided by operating activities                                (1,137,703)               361,241
                                                                                -------------         --------------

Cash flows from investing activities:
        Purchases of property and equipment                                           (97,040)              (567,376)
        Payments for intangible assets                                                      -                   (608)
        Purchase of marketable securities                                                   -                 22,772
                                                                                -------------         --------------
Net cash used in investing activities                                                 (97,040)              (545,212)
                                                                                -------------         --------------

Cash flows from financing activities:
        Proceeds from the sale of subsidiary's securities                                   -                521,770
        Private placement fees                                                              -                (67,340)
        Stock subscription receivable                                                       -                 (5,000)
        Proceeds from the exercise of stock options and sale of warrants                    -                 43,000
        Proceeds from revenue sharing agreements                                       50,000                      -
        Repayments of deferred consulting obligation                                  (57,117)                     -
        Repayment of capital leases                                                    (1,406)                (4,681)
                                                                                -------------         --------------
Net cash provided by financing activities                                              (8,523)               487,749
                                                                                -------------         --------------

(Decrease) increase in cash and cash equivalents                                   (1,243,266)               303,778

     Beginning of period                                                            1,935,532              5,540,751
                                                                                -------------         --------------
     End of period                                                              $     692,266         $    5,844,529
                                                                                =============         ==============

Supplemental disclosure of cash flow information:

     Interest                                                                   $     277,693         $      138,387
                                                                                =============         ==============
     Income taxes                                                               $     141,101         $            -
                                                                                =============         ==============

Supplemental schedule of non-cash investing and financing activities:

     Change in unrealized loss as a component of investments
                                                                                $    (122,087)        $            -
                                                                                =============         ==============
     Change in unrealized gain (loss) as a component of marketable
      securities                                                                $      85,004         $      (37,083)
                                                                                =============         ==============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CRYO-CELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2003
                                  (Unaudited)

Note 1 - Basis of Presentation

     The unaudited condensed consolidated financial statements including the Condensed Consolidated Balance Sheets as of May 31, 2003 and November 30, 2002, Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter and six months ended May 31, 2003 and May 31, 2002, and Cash Flows for the six months ended May 31, 2003 and May 31, 2002 have been prepared by CRYO-CELL International, Inc. (`the Company'). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

     The unaudited consolidated condensed financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2002 Annual Report on Form 10-KSB as amended.

     In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of revenue sharing agreements and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company's financial statements for the years ended November 30, 2002 and 2001, sought the guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the accounting treatment of the revenue sharing agreements and the storage revenue policies should be changed and the Company's previously issued financial statements restated (refer to Note 7).

Revenue Recognition for Enrollment Fees

     During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct and incremental costs associated with these fees are deferred and recognized once the processing of the specimens is complete. Had the accounting treatment been in effect the accumulated deficit would have been $102,000 greater than previously reported as of November 30, 2002. The cumulative impact of the change, including the impact of approximately $27,000 in the current period, is reflected in the six months ended May 31, 2003. Management does not believe that the impact of this adjustment is material to the November 30, 2002 financial statements (as restated), or to the projected operating results and earnings trend for the year ending November 30, 2003.

Reclassification

     Certain reclassifications have been made to the November 30, 2002 financial statements to conform to the 2003 quarterly presentation, including the reclassification of the minority interest liability into additional paid-in capital.

Note 2 - Earnings per Common Share

     Earnings (Loss) per share data is based on net income (loss) and not comprehensive income (loss). Basic earnings (loss) per share for the quarter and six-month period ended May 31, 2003 and May 31, 2002 were computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company did not present diluted earnings per share, as the effect of potentially dilutive shares from outstanding stock options would be antidilutive.

Note 3 - Legal Proceedings

The Company is involved in the following legal proceedings:

     On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies (two of which are now out of business) involved in cord blood banking. The suit seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney's fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL's business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents. The Company also notes that corresponding patents in other jurisdictions outside the United States have been invalidated or abandoned. The litigation is still in the discovery stage, with trial scheduled for October 2003.

     In March 2003, CRYO-CELL Europe, N.V. ("CCEU") was served with a letter terminating the Company's license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the "CRYO-CELL" name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application, and it plans to file a new preliminary injunction proceeding seeking the same relief shortly.

     On April 17, 2003, the Company filed a lawsuit against CCEU in the Circuit Court of the Sixth Judicial District in the State of Florida, seeking to recover money damages for unpaid royalty payments due under the license agreement with the Company. The Company had previously advised CCEU that, by the Company's calculation, CCEU owed the Company $323,562 in unpaid royalties. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company's U-Cord program in Europe, and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. COLTEC, Ltd. subsequently assigned the license agreement to an affiliated company.

     Between May and July 2003, six putative class action complaints were filed against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company's financial statements. All six complaints allege violations of federal securities laws, including improper recognition of revenue in the financial statements presented in certain public reports of the Company. The complaints generally seek among other things, certification of a class of persons who purchased the Company's common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The Company has not yet responded to any of the complaints. The Company believes the complaints are without merit and intends to defend the litigation vigorously.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc.

     On October 10, 2001, the Company's subsidiary, CCEL Bio-Therapies, Inc.
(CCBT), effected the July 10, 2001 merger agreement with Saneron Therapeutics, Inc. (STI) with CCBT remaining as survivor. As a result of the merger CCBT's name was changed to Saneron CCEL Therapeutics, Inc. (SCTI). The STI stockholders received 56.58% of the merged entity and the Company retained a 43.42% interest in the merged entity. The Company's ownership interest of approximately 43% of SCTI is accounted for under the equity method of accounting along with approximately $1,300,000 that represents goodwill and is reflected in the investment balance. For the six months ended May 31, 2003, the Company recorded equity in income of SCTI operations of approximately $28,00 and recorded a charge to other comprehensive loss of approximately $122,000 related to the temporary decline in the price of the Company's common stock currently held as an investment by SCTI as a result of the merger. For the six months ended May 31, 2002, the Company recorded equity in losses of SCTI in operations of approximately $270,000. In February 2003, an independent valuation appraised the Company's approximate 43% minority stake in SCTI at $3 million. The SCTI investment, including the portion that represents goodwill, is reflected on the balance sheet as of May 31, 2003 at approximately $1,820,000.

Stem Cell Preservation Technologies, Inc.

     The Board of Directors of the Company declared a dividend payable in shares of common stock of the Company's subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. The Company's stockholders of record on August 31, 2001 are to receive three (3) shares of SCPT common stock for every four (4) shares of the Company's common stock the Company's stockholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500, or less than $0.01 per share, as adjusted for a forward split of 1,350 to 1 in September 2001.

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

     The Company's Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of the Company. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at May 31, 2003 an option for 45,000 of these shares to the Company's former President was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc.

     In July 2001, SCPT entered into a financing agreement with Financial Holdings and Investments Corp. ("FHIC") whereby SCPT borrowed $500,000 as evidenced by an 8% interest bearing note payable no later than thirteen months from the date of the note provided SCPT shall repay $300,000 of the principal if and when SCPT realizes $1,500,000 from the sale of its securities. SCPT agreed to issue FHIC 250,000 shares (as per May 22, 2002 amendment below, shares reduced to 150,000) of its common shares, as adjusted for the September 2001 forward split, as additional compensation. SCPT's counsel also received 45,000 common shares for its legal services. Both issuances of shares were valued at their fair value of $3,400 and reflected in the accompanying financial statements as deferred financing costs. SCPT used $300,000 of the proceeds received as payment for its investment in CRYO-CELL Europe NV and CRYO-CELL Italia, S.r.l.

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

     In August 2002, the Company contributed $600,000 cash and 645,161 shares of its common stock (valued at $2,400,000 on the date of contribution) to SCPT to acquire a revenue sharing agreement for the States of Illinois and New York from SCPT. The transaction was accounted for on each entity's books at historical cost, with no cost basis for the stock. The additional contribution and the related revenue sharing agreement were eliminated in consolidation.

     Through November 30, 2002 aggregate losses attributable to the minority interest exceeded the minority's interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of May 31, 2003 is reflected at $0, and the Company has recognized 100% of the losses of SCPT in its statement of operations during the quarter and six months ended May 31, 2003 (approximately $30,000, and 60,000, respectively).

     The Company anticipates the spin-off of SCPT as a separate public company to occur as soon as possible, In connection with the spin-off, all shareholders of record of the Company on August 31, 2001 are expected to receive three shares of SCPT for every four shares of CRYO-CELL stock that they owned. The payment date of the shares to be distributed will follow the effective date of a registration statement covering the stock dividend. SCPT continues its efforts to complete the registration process and be declared effective by the Securities and Exchange Commission (SEC). It is SCPT's intent to re-file the pre-effective amendment for SCPT as soon as SCPT's financials are updated following CRYO-CELL's filing of the first and second quarters of 2003.

Note 5 - Stem Cell Preservation Technologies, Inc. Revenue Sharing Agreement

     In May 2003, the Company's majority owned subsidiary SCPT entered into a Revenue Sharing Agreement (RSA) with an independent limited liability company (`LLC'). SCPT is to receive $2,000,000 payable in varying installments through March 2007 with interest at 4%. As of July 2003, $250,000 has been received under the terms of this agreement. The LLC is entitled to receive, for an indefinite period, a fee for each adult stem cell specimen stored by SCPT for persons located in the State of California up to 75,000 specimens. The fee is $17.50 per specimen per year.

Note 6 - Stock Options

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25 ("APB No. 25"), under which no compensation expense has been recognized. In October 1995, the FASB issued

SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure requirements of SFAS 148 as of December 1, 2002.

     Had SFAS No. 123 been implemented, the Corporation's net loss and loss per share would have been increased to the amounts indicated below for the quarter and six months ended May 31, 2003 and May 31, 2002:

--------------------------------------------------------------------------------------------------------
                                        Three Months Ended                     Six Months Ended
--------------------------------------------------------------------------------------------------------
                                  May 31, 2003      May 31, 2002         May 31, 2003      May 31, 2002
--------------------------------------------------------------------------------------------------------
 Net Loss, as reported            ($1,274,090)       ($621,561)          ($2,232,742)       ($627,497)
--------------------------------------------------------------------------------------------------------
 Deduct:  Total stock-based
 employee compensation
 expense determined under fair
 value based method for all
 awards                               (71,246)        (155,473)             (244,441)        (310,945)
--------------------------------------------------------------------------------------------------------
 Pro forma net loss               ($1,345,336)       ($777,034)          ($2,477,183)       ($938,442)
--------------------------------------------------------------------------------------------------------
 Loss per share:
--------------------------------------------------------------------------------------------------------
 Basic and diluted-as reported          ($.11)           ($.05)                ($.20)           ($.06)
--------------------------------------------------------------------------------------------------------
 Basic and diluted-pro forma            ($.12)           ($.07)                ($.22)           ($.08)
--------------------------------------------------------------------------------------------------------

Note 7 - Restatement

     For the quarter and six months ended May 31, 2002, the restatement as described in Note 1 relating to the revenue sharing agreements did not have a material impact on the Company's results of operating and financial condition. A summary of significant effects of the restatement of the annual storage fees for the quarter and six months ended May 31, 2002 are as follows:

                                   Three Months Ended                                 Six Months Ended

                                      May 31, 2002                                      May 31, 2002
                                      ------------                                      ------------
                       (As Restated)     (As Previously Reported)        (As Restated)     (As Previously Reported)
                       -------------     ------------------------        -------------     ------------------------
Revenue                  $1,646,629             $1,792,345                 $3,054,970             $3,277,131

Net loss                  ($621,560)             ($273,057)                 ($627,497)             ($226,414)

Loss per share                ($.05)                 ($.02)                     ($.06)                 ($.02)

Shares used in
  computation            11,339,379             11,339,379                 11,335,165             11,335,165

Note 8 - Nasdaq

     On June 24, 2003, the Company announced that its common stock will continue to be listed on The Nasdaq SmallCap Market as a result of an exception granted by the Nasdaq Listing Qualifications Panel related to the requirement that the Company file its periodic reports with the Securities and Exchange Commission on a timely basis. The Company had failed to meet this requirement as of April 14, 2003; however, the Company was granted a temporary exception from this standard subject to the Company meeting certain conditions for accomplishing the filing of its periodic reports with the Securities and Exchange Commission. The Company filed an amended Form 10-KSB on June 27, 2003, as required under the terms of the Nasdaq exception. On or before July 15, 2003, the Company must also file its Form 10-QSB for the three months ended May 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Further, on or before October 15, 2003, the Company must file the Form 10-QSB for the quarter ending August 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. The Company is filing this Form 10-QSB for the second quarter of fiscal 2003 on a timely basis. However, the Company's reported stockholders' equity as of May 31, 2003 is $1,449,747, which is lower than the $2,500,000 minimum stockholders' equity requirement for inclusion on The Nasdaq SmallCap Market. This shortfall results from the restatement of the Company's financial statements reflected in the amended Form 10-KSB and from continued losses through May 31, 2003. The Company has requested that the Nasdaq Listing Qualifications Panel grant an extension for compliance with the minimum stockholders' equity requirement, based on the Company's confidence that it can return to compliance with this requirement. However, there can be no assurance that the Panel will grant an extension, or that the Company will be able to comply with the other terms of the exception and maintain its listing. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC Bulletin Board, or the Company may file for a listing on an alternative exchange. For the duration of the exception, the Company's Nasdaq symbol will be "CCCEC".

Note 9 - Marketable Securities

     During the second quarter 2003, the Company sold approximately $3,100,000 in marketable securities that were accounted for under SFAS 115, Accounting for Certain Debt and Equity Instruments (SFAS 115). In accordance with SFAS 115, the Company recorded a realized loss of approximately $25,000. The proceeds from the sale were reinvested in certain marketable securities and cash equivalents, which are reflected on the May 31, 2003 balance sheet at approximately $3,000,000 and $95,000, respectively. Included within marketable securities, are certificates of deposit that are not accounted for under SFAS 115 and a bond investment of approximately $2,000,000 that has been classified as held to maturity in accordance with SFAS 115.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

     Revenue Sharing Agreements

     The Company has entered into Revenue Sharing Agreements ("RSAs") with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as revenue. The Company, after discussions with its prior auditors and the staff of the Office of the Chief Accountant at the SEC, presently records this up-front fee as a long-term liability. These agreements can take considerable time to negotiate and finalize. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSA receivables for collectibility. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

     License and Royalty Agreements

     The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company's technology. The investors typically pay a licensing fee for the exclusive rights to use the Company's marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for license and royalty revenue, the Company uses estimates and judgments in determining the timing and amount of revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

     Marketable Securities

     The Company has certain investments in certificates of deposit and bond investments, which area categorized as marketable securities. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

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

Results of Operations - Six month period ending May 31, 2003

     Revenues. Revenues for the six months ended May 31, 2003 were $3,063,170 as compared to $3,054,970 for the same period in 2002 representing a .3% increase. The increase was driven primarily by an increase in recurring annual storage fee revenue. The number of new specimens processed during the six months ended May 31, 2003 decreased 14% compared to the same period in 2002. It is management's opinion that certain incorrect rumors relative to the Company and its operations affected revenues for the six months ended May 31, 2003. The Company has and will continue to proactively correct the mistated items within the marketplace. On May 5, 2003 the Company implemented a price increase of $140 effecting its enrollment, processing and testing fees. The impact of this increase was diminimus for the current reporting period, but is anticipated to have a positive impact on revenue and gross profit during the fiscal third and fourth quarters.

     During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct and incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed. Had the accounting treatment been in effect the accumulated deficit would have been $102,000 greater than previously reported as of November 30, 2002. The cumulative impact of the change, including the impact of approximately $27,000 during the current period, is reflected in the six months ended May 31, 2003. Management does not believe that the impact of this adjustment is material to the November 30, 2002 financial statements (as restated), or to the projected operating results and earnings trend for the year ending November 30, 2003.

Cost of Sales. Cost of sales for the six months ended May 31, 2003 were $1,300,220 as compared to $1,071,910 for the same period in 2002 representing a 21% increase. Cost of sales were 42% of revenues for the six months ended May 31, 2003 compared with 35% for the six months ended May 31, 2002. The increase in cost of sales is attributable to an increase in wages and supplies associated with new enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company's laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona which commenced in October 2002.

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2003 were $3,475,486 as compared to $2,474,619 in 2002 representing a 40% increase. Marketing, general and administrative expenses were 113% of revenues for the six months ended May 31, 2003 compared to 81% for the six months ended May 31, 2002. The increase is primarily the result of an increase in legal fees of $616,000 and increased expenses of SCPT of approximately $277,000 relating to start-up operational expenses offset by a reduction in salaries and wages of $188,000 mainly due to the one-time retirement bonus paid to the former Chairman during the six months ended May 31, 2002. The net effect of these items accounted for $705,000 or 70% of the increase. The increase in legal fees is attributable to several reasons, principally several legal actions. The Company cannot provide assurance that legal fees will be reduced in the foreseeable future. SCPT's marketing, general and administrative expenses during the six months ended May 31, 2003 were $394,940 compared with $118,363 for the six months ended May 31, 2002. The increase in expenses is primarily related to salaries, professional fees and consulting fees associated with the continuing development of the company.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2003 were $65,390 as compared to $45,739 for the six months ended May 31, 2002. As a percentage of revenues, research, development and related engineering expenses were 2.0% and 1.5% for the six months ended May 31, 2003 and 2002, respectively.

Interest Expense. Interest expense for the six months ended May 31, 2003 was $227,693 as compared to $138,387 for the same period in 2002. Interest expense is mainly comprised of payments made to the other parties to the Company's revenue sharing agreements (RSAs) based on the Company's storage revenues. The other parties have contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographic areas.

Other Income. Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Other income for the six months ended May 31, 2003 and 2002 was $77,812 and $666,221, respectively. All income had been recognized on the sale of license agreements as of the end of fiscal 2002. The remaining income to be recognized on current license agreement will be the royalty income earned and from the sale of sub-license agreements.

Equity in Earnings of Affiliates. Equity in earnings of affiliates was $27,788 in the six months ended May 31, 2003, compared to a loss of $269,989 in the 2002 period. After the distribution of the shares of SCPT, the Company will continue to hold more than 20% of the outstanding common stock of SCPT. Under the equity method of accounting, if appropriate, a portion of the anticipated operating losses of SCPT will be reflected on the Company's statements of operations as equity in earnings of affiliates.

Results of Operations - Three month period ending May 31, 2003

Revenues. Revenues for the three months ended May 31, 2003 were $1,632,436 as compared to $1,646,629 for the same period in 2002, representing a 0.9% decrease. The slight decrease was driven primarily by relatively flat sales. The number of new specimens processed during the second quarter ended May 31, 2003 decreased 21% compared to the same period in 2002. It is management's opinion that certain incorrect rumors relative to the Company and its operations affected revenues for the six months ended May 31, 2003. The Company has and will continue to proactively correct the misstated items within the marketplace. On May 5, 2003 the Company implemented a price increase of $140 affecting its enrollment, processing and testing fees. The impact of this increase was de minimus for the current reporting period, but is anticipated to have a positive impact on revenue and gross profit during the fiscal third and fourth quarters.

Cost of Sales. Cost of sales for the three months ended May 31, 2003 was $674,242 as compared to $554,067 for the same period in 2002, representing a 22% increase. Cost of sales were 41% of revenues for the three months ended May 31, 2003 compared with 34% for the three months ended May 31, 2002. The increase in cost of sales is attributable to an increase in wages and supplies associated with new enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company's laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended May 31, 2003 were $1,867,123 as compared to $1,595,492 in 2002 representing a 16% increase. Marketing, general and administrative expenses were 114% of revenues for the three months ended May 31, 2003 compared to 97% for the three months ended May 31, 2002. The increase is primarily the result of an increase in legal fees of $349,000 and increased expenses of SCPT of approximately $89,000 relating to start-up operational expenses, offset by a reduction in salaries and wages of $222,000 mainly due to the one-time retirement bonus paid to the former Chairman during the three months ended May 31, 2002. The net effect of these items accounted for approximately $216,000, or 83%, of the total increase. The increase in legal fees is attributable to several reasons, principally several legal actions. The Company cannot provide assurance that legal fees will be reduced in the foreseeable future. SCPT's marketing, general and administrative expenses during the three months ended May 31, 2003 were $188,686 compared with $99,490 for the three months ended May 31, 2002. The increase in expenses is primarily related to salaries, professional fees and consulting fees associated with the continuing development of the company

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2003 were $33,672 as compared to $20,651 for the three months ended May 31, 2002. As a percentage of revenues, research, development and related engineering expenses were 2.1% and 1.3% for the three months ended May 31, 2003 and 2002, respectively.

Interest Expense. Interest expense for the three months ended May 31, 2003 was $151,590 as compared to $80,740 for the same period in 2002. Interest expense is mainly comprised of payments made to the other parties to the Company's revenue sharing agreements (RSAs) based on the Company's storage revenues. The other parties have contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographic areas.

Other Income. Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Other income for the three months ended May 31, 2003 and 2002 was $45,006 and $266,221, respectively. All income had been recognized on the sale of license agreements as of the end of fiscal 2002. The remaining income to be recognized on current license agreement will be the royalty income earned and from the sale of sub-license agreements.

Equity in Earnings of Affiliates. Equity in earnings of affiliates was $4,032 in the three months ended May 31, 2003, compared to a loss of $45,170 in the 2002 period. After the distribution of the shares of SCPT, the Company will continue to hold more than 20% of the outstanding common stock of SCPT. Under the equity method of accounting, a portion of the anticipated operating losses of SCPT will be reflected on the Company's statements of operations as equity in earnings of affiliates.

Liquidity and Capital Resources

     At May 31, 2003, the Company had cash and cash equivalents of $692,266 as compared to $1,935,532 at November 30, 2002 a decreas of $1,243,266. This compares with a $303,778 increase in cash and cash equivalents in the six months ended May 31, 2002. The decrease in cash and cash equivalents during the six months ended May 31, 2003 was primarily attributable to the increased marketing, general and administrative expenses that were incurred during the quarter.

     During the second quarter 2003, the Company sold approximately $3,100,000 in marketable securities that were accounted for under SFAS 115, Accounting for Certain Debt and Equity Instruments (SFAS 115). In accordance with SFAS 115, the Company recorded a realized loss of approximately $25,000. The proceeds from the sale were reinvested in certain marketable securities and cash equivalents, which are reflected on the May 31, 2003 balance sheet at approximately $3,000,000 and $95,000, respectively. Included within marketable securities are certificates of deposit that are not accounted for under SFAS 115 and a a bond investment of approximately $2,000,000 that has been classified as held to maturity in accordance with SFAS 115.

     Through May 31, 2003, the Company's sources of cash have been from sales of its U-CordTM program to customers, the sales of revenue sharing agreements and the sale of license agreements. The Company does not have a line of credit or other type of financing agreement.

     The Company anticipates that its cash on-hand, cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its operations for the foreseeable future. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services.

     Since inception SCPT's costs and expenses have been funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT's capital stock, and the sale of common stock. To date, cash has been expended primarily for development stage expenses. The Company anticipates the spin-off of SCPT as a separate public company to occur as soon as possible. In connection with the spin-off, all shareholders of record of the Company on August 31, 2001 are expected to receive three shares of SCPT for every four shares of CRYO-CELL stock that they owned. The payment date of the shares to be distributed will follow the effective date of SCPT's registration statement covering the shares to be distributed. SCPT continues its efforts to complete the registration process and be declared effective by the Securities and Exchange Commission (SEC). It is SCPT's intent to re-file the pre-effective amendment for SCPT as soon as SCPT's financials are updated following CRYO-CELL's filing of the first and second quarters of 2003.

     Item 3. Controls and Procedures

     Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Forward Looking Statements

     This Form 10 QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "CRYO-CELL International, Inc.," "CRYO-CELL" "Company," "we," "our" and "us" refer to CRYO-CELL International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward looking statements. Those statements appear in a number of places in this Form 10 QSB and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

     Investors and prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

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

     (xiv)   any future loss of the Company's listing under NASDAQ;

     (xv) any technological breakthrough or medical breakthrough that would render the Company's business of stem cell preservation obsolete;

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

     (xx) the potential impact of negative market influences on the Company's portfolio of cash, cash equivalents and marketable securities;

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

     (xxvi)   decreases in asset valuations;

     (xxvii) any negative effect from a recent adverse newspaper article regarding the Company's business operations;

     (xxviii) inability to obtain an effective registration statement regarding shares in SCPT;

     (xxix) any new technology rendering the Company's patented equipment or business obsolete;

     (xxx) any performance failures related to the Company's equipment or operations;

     (xxxi) any negative consequences resulting from deriving, shipping and storing specimens at a second location;

     (xxxii) any negative consequences related to changes in the Board of Directors or less involvement in the future by the Company's founder Dan Richard.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10 QSB to reflect events or circumstances after the date of this Form 10 QSB or to reflect the occurrence of unanticipated events.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements - Note 3.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

     On June 24, 2003, the Company announced that its common stock will continue to be listed on The Nasdaq SmallCap Market via an exception from the requirement that it file its periodic reports with the Securities and Exchange Commission on a timely basis. While the Company failed to meet this requirement as of April 14, 2003, the Company was granted a temporary exception from this standard subject to the Company meeting certain conditions for accomplishing the filing of its periodic reports with the Securities and Exchange Commission. The Company filed an amended Form 10-KSB on June 27, 2003, as required under the terms of the Nasdaq exception. On or before July 15, 2003, the Company must also file its Form 10-QSB for the three months ended May 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Further, on or before October 15, 2003, the Company must file the Form 10-QSB for the quarter ending August 31, 2003, evidencing compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. The Company will file this Form 10-QSB for the second quarter of fiscal 2003 on a timely basis. However, the Company's reported stockholders' equity as of May 31, 2003 is $1,449,747, which is lower than the $2,500,000 minimum stockholders' equity requirement for inclusion on The Nasdaq SmallCap Market. This shortfall will result from the restatement of the Company's financial statements reflected in the amended Form 10-KSB and from continued losses through May 31, 2003. The Company has requested that the Nasdaq Listing Qualifications Panel grant an extension for compliance with the minimum stockholders' equity requirement, based on the Company's confidence that it can return to compliance with this requirement. However, there can be no assurance that the Panel will grant an extension, or that the Company will be able to comply with the other terms of the exception and maintain its listing. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC Bulletin Board or the Company may file for listing on an alternative exchange. For the duration of the exception, the Company's Nasdaq symbol will be "CCCEC".

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

             3.1 Independent Contractor Agreement dated April 15, 2003 between the Company and Houghton-Wagman Enterprises, Inc.

             99.1 *Certification of the Chief Executive Officer of CRYO-CELL
                  International, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 *Certification of the Vice President, Finance of CRYO-CELL
                  International, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  * - Filed Herewith

         (b)      Reports on Form 8-K.

                  During the quarterly period ended May 31, 2003 the Company filed a current report on Form 8-K dated April 18, 2003 where it disclosed under Item 5 the appointment of the Company's Chairman Mercedes Walton as Interim Chief Executive Officer and Beth Houghton as the Company's Interim President and Chief Operating Officer. The Company also disclosed the resignation of John Hargiss as President and Chief Executive Officer. On March 14, 2003 where it disclosed under Item 4 the dismissal of the Company's independent auditors Weinick Sanders Leventhal & Co., LLP and on the same date engaged Ernst & Young LLP to serve as the Company's independent auditors. On March 17, 2003 the Company filed a current report on Form 8-K/A where it disclosed under Item 7 a copy of the letter addressed to the Securities and Exchange Commission from the Company's former independent auditors Weinick Sanders Leventhal & Co., LLP. On May 20, 2003 the Company filed a current report on Form 8-K where it disclosed under Item 4 the resignation of the Company's independent auditors, Ernst & Young LLP. On June 30, 2003 the Company filed a current report on Form 8-K where it disclosed under Item 4 the engagement of the Company's independent auditors, Grant Thornton LLP.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRYO-CELL INTERNATIONAL, INC.

                                           /s/ MERCEDES WALTON
                                          -----------------------------

                                          Mercedes Walton
                                          Interim Chief Executive Officer

                                          CRYO-CELL International, Inc.

                                           /s/ JILL M. TAYMANS
                                          --------------------

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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003                      By:   /s/ Mercedes Walton
                                                --------------------------------
                                                Mercedes Walton
                                                Interim Chief Executive Officer

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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003                   By:  /s/ Jill Taymans
                                           -------------------------------------
                                           Jill Taymans, Vice President, Finance