Form 10QSB
period 2003-08-31
CRYO CELL INTERNATIONAL INC
filed 2003-10-14
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2003

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 15, 2003, 11,997,540 shares of $0.01 par value common stock were outstanding (including 645,161 shares held by the Company’s majority-owned subsidiary, Stem Cell Preservation Technologies, Inc.).

Transitional Small Business Disclosure Format (check one).    Yes    ☐    No    ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31,	November 30,
	2003	2002
	(Unaudited)	(As Restated)
Current Assets
Cash and cash equivalents	$474,418	$1,935,532
Marketable securities	2,830,071	3,127,843
Accounts receivable and advances (net of allowance for doubtful accounts of $164,010 and $89,010)	313,158	281,911
Receivable—Affiliates (net of allowance for doubtful accounts of $128,540)	249,056	412,071
Notes receivable (net of allowance for doubtful accounts of $41,000)	130,750	210,750
Prepaid expenses and other current assets	253,801	112,115

Total current assets	4,251,254	6,080,222

Property and Equipment—net	2,403,060	2,632,831

Other Assets
Intangible assets (net of amortization of $84,184 and $77,127, respectively)	95,287	102,345
Marketable securities	167,831	—
Receivable—Revenue sharing agreement	181,374	332,895
Investment in Saneron CCEL Therapeutics, Inc.	1,641,904	1,914,826
Investment in European Affiliates	739,667	739,667
Deferred consulting fees	1,322,877	1,438,412
Deposits	175,411	175,161

Total other assets	4,324,351	4,703,306

	$10,978,665	$13,416,359

LIABILITIES AND STOCKHOLDERS' EQUITY
	August 31,	November 30,
	2003	2002
	(Unaudited)	(As Restated)
Current Liabilities
Accounts payable	$299,950	$391,269
Loan payable	100,000	—
Accrued expenses and withholdings	542,751	1,217,407

Total current liabilities	942,701	1,608,676

Other Liabilities
Deferred revenue	3,603,676	2,228,164
Long-Term Liability—Revenue sharing agreements	4,416,666	4,416,666
Deferred consulting obligation	1,367,100	1,455,688

Total other liabilities	9,387,442	8,100,518

Minority Interest	—	—

Stockholders' Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,352,379 at August 31, 2003, and 11,352,379 at November 30, 2002 issued and outstanding)	113,524	113,524
Additional paid-in capital	23,160,396	23,012,760
Accumulated other comprehensive loss	(472,047)	(387,997)
Accumulated deficit	(22,153,351)	(19,031,122)

Total stockholders' equity	648,522	3,707,165

	$10,978,665	$13,416,359

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Revenue	$2,028,159	$1,877,243	$5,091,329	$4,932,213

Costs and Expenses:
Cost of sales	644,317	548,328	1,944,537	1,620,238
Marketing, general & administrative expenses	1,938,442	1,571,591	5,413,928	4,046,210
Research, development and related engineering	100,639	80,705	166,029	126,444
Impairment of assets	—	400,000	—	400,000
Depreciation and amortization	90,380	120,109	253,038	358,348

Total cost and expenses	2,773,778	2,720,733	7,777,532	6,551,240

Operating Loss	(745,619)	(843,490)	(2,686,203)	(1,619,027)

Other (Expense) Income:
Interest Income	2,999	15,754	48,788	51,287
Interest Expense	(182,411)	(117,331)	(460,105)	(255,718)
Other Income	112,145	120,589	189,956	786,810
Other Expense	—	(112,713)	—	(112,713)
Settlement on Litigation	—	(79,175)	—	(186,675)
Gain on Sale of Fixed Asset	41,548		41,548	—
Gain (Loss) on Sale of Marketable Securities	4,542	—	(20,210)	—

Total other (expense) income	(21,177)	(172,876)	(200,023)	282,991

Income (loss) before minority interest and equity in (losses) earnings of affiliates	(766,796)	(1,016,366)	(2,886,226)	(1,336,036)

Income Taxes	140,000	(184,000)	(1,101)	(184,000)
Equity in (losses) of affiliates	(262,689)	(193,400)	(234,902)	(463,389)
Minority Interest	—	236,546	—	198,708

	(122,689)	(140,854)	(236,003)	(448,681)

Net Loss	$(889,485)	$(1,157,220)	$(3,122,229)	$(1,784,717)

Net income (loss) per common share—basic and diluted	($0.08)	($0.10)	($0.28)	($0.16)

Number of Common Shares Used In Computation
Basic and diluted	11,352,379	11,339,379	11,352,379	11,336,580

Comprehensive loss:
Net loss:	(889,485)	(1,157,220)	(3,122,229)	(1,784,717)
Other comprehensive income (loss):
Net change in unrealized loss	(42,425)	(56,546)	(104,260)	(112,062)
Reclassification adjustment for (gains) losses included in net loss	(4,542)	—	20,210	—

Comprehensive loss	$(936,452)	$(1,213,766)	$(3,206,279)	$(1,896,779)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	August 31, 2003	August 31, 2002
		(As Restated)
Cash Flows from Operating Activities
Net Loss	$(3,122,229)	$(1,784,717)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	300,029	415,805
Loss on sale of marketable securities held to maturity	20,210	—
Gain on sale of property and equipment	(41,548)	—
Compensatory element of stock options	50,063	78,623
Issuance of common stock for interest and services rendered	216,150	—
Provision for doubtful accounts	175,000	128,540
Charge for impairment of assets	—	400,000
Expired options	—	212,713
Dividend income reinvested in marketable securities	(7,464)	—
Equity in earnings of affiliates	(12,699)	463,389
Minority interest	—	(198,708)
Changes in assets and liabilities:
Accounts receivable and advances	(106,246)	(51,024)
Receivable—Affiliates	163,017	(210,454)
Notes receivable	(20,000)	(200,000)
Deferred consulting fees	115,535	—
Prepaid expenses and other current assets	(141,686)	28,025
Deposits	(250)	13,515
Accounts payable	(91,319)	383,359
Deferred revenue	1,375,512	43,699
Long-term liabilities-Revenue sharing agreements	(50,000)
Revenue sharing agreements	151,521	79,240
Accrued expenses and withholdings	(673,250)	418,627

Net cash (used in) provided by operating activities	(1,699,654)	220,632

Cash flows from investing activities:
Purchases of property and equipment	(138,413)	(887,310)
Sale of property and equipment	116,761	—
Payments for intangible assets	—	(3,108)
Proceeds from sale of marketable securities	200,192

Net cash provided by (used in) investing activities	178,540	(890,418)

Cash flows from financing activities
Proceeds from the sale of subsidiary's securities	—	483,767
Private placement fees	—	(67,340)
Proceeds from notes payable	—	33,000
Proceeds from the exercise of stock options and sale of warrants	—	43,000
Proceeds from loan payable	100,000	—
Proceeds from revenue sharing agreements	50,000	—
Repayments of deferred consulting obligation	(88,594)	(22,879)
Repayment of capital leases	(1,406)	(6,722)

Net cash provided by financing activities:	60,000	462,826

Decrease in cash and cash equivalents	(1,461,114)	(206,960)
Beginning of period	1,935,532	5,540,751

End of period	$474,418	$5,333,791

Supplemental disclosure of cash flow information:
Interest	$216,533	$139,458

Income taxes	$162,600	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net loss as a component of investment in Saneron	$(285,621)	$—

Change in unrealized net gain (loss) as a component of marketable securities and shareholders' equity	$82,997	$—

Conversion of debt and accrued interest into common stock	$—	$525,250

The accompanying notes to consolidated financial statements are an integral part of these statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2003

(Unaudited)

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements including the Condensed Consolidated Balance Sheets as of August 31, 2003 and November 30, 2002, Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter and nine months ended August 31, 2003 and August 31, 2002, and Cash Flows for the nine months ended August 31, 2003 and August 31, 2002 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company”). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated condensed financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2002 Annual Report on Form 10-KSB as amended.

In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of revenue sharing agreements and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s financial statements for the years ended November 30, 2002 and 2001, sought the guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the accounting treatment of the revenue sharing agreements and the storage revenue policies should be changed and the Company’s previously issued financial statements (refer to Note 7) should be restated.

Revenue Recognition

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct and incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed. The cumulative effect of the change as of November 30, 2002, was a reduction of the accumulated deficit of approximately $102,000. The cumulative impact of the change is reflected in the nine months ended August 31, 2003. Management does not believe that the impact of this adjustment is material to the November 30, 2002 financial statements (as restated), or to the projected operating results and earnings trend for the year ending November 30, 2003.

The Company also records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon the completion of processing and cellular storage fees ratably over the contractual storage period.

Reclassification

Certain reclassifications have been made to the November 30, 2002 financial statements to conform to the 2003 quarterly presentation, including the reclassification of the minority interest liability into additional paid-in capital.

Note 2 – Earnings per Common Share

Earnings (Loss) per share data is based on net income (loss) and not comprehensive income (loss). Basic earnings (loss) per share for the quarter and nine-month period ended August 31, 2003 and August 31, 2002 were computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company did not present diluted earnings per share, as the effect of potentially dilutive shares from outstanding stock options would be antidilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company received a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-CV-198, alleging patent infringement. Pharmastem, a Delaware corporation, has named eight companies (two of which are now out of business) involved in cord blood banking. The suit seeks an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has consulted with their patent attorney who believes that the asserted patents are not valid and even if valid, believes that CRYO-CELL’s business of collecting, processing and cryo-preserving cord blood cells does not infringe either of the asserted patents. The Company also notes that corresponding patents in other jurisdictions outside the United States have been invalidated or abandoned. The litigation is currently in pretrial stage, with trial scheduled for October 2003.

In March 2003, CRYO-CELL Europe, N.V. (“CCEU”) was served with a letter terminating the Company’s license agreement with a CCEU affiliate. In July 2003, the Company re-commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. Shortly before the hearing was scheduled to take place on September 24, 2003, counsel for CCEU informed the Company’s European counsel that CCEU would voluntarily stop using the designation “CRYO-CELL.” As a result, the Company voluntarily postponed its preliminary injunction application.

On April 17, 2003, the Company filed a lawsuit against CCEU in the Circuit Court of the Sixth Judicial District in the State of Florida, seeking to recover money damages for unpaid royalty payments due under the license agreement with the Company. The Company had previously advised CCEU that, by the Company’s calculation, CCEU owed the Company $323,562 in unpaid royalties which is recorded as a receivable-affiliates net of a reserve of $128,540 as of August 31, 2003 and November 30, 2002. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe, and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. COLTEC, Ltd. subsequently assigned the license agreement to an affiliated company. The Company has amended its complaint to add another CCEU affiliate as a defendant, and to seek to enforce a covenant not to compete in the license agreement. Defendants have not yet served a response to the Company’s complaint.

Between May and July 2003, ten putative class action complaints were filed against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s financial statements. All ten complaints allege violations of federal securities laws, including improper recognition of revenue in the financial statements presented in certain public reports of the Company. The complaints generally seek among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The Company has not yet responded to any of the complaints. The Company believes the complaints are without merit and intends to defend the litigation vigorously. As of August 31, 2003 the Company has accrued the maximum deductible of $175,000 in legal expenses associated with the class action complaints.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc.

The Company has ownership interest of approximately 43% in Saneron CCEL Therapeutics, Inc. (SCTI) which is accounted for under the equity method of accounting, along with approximately $1,300,000 that represents goodwill and is reflected in the investment balance. For the nine months ended August 31, 2003, the Company recorded equity in losses of SCTI operations of approximately $19,000. Additionally, for the nine months ended August 31, 2003, the Company recorded a charge to other comprehensive loss of approximately $167,000, related to a temporary decline in the stock price of Company common stock currently held as an investment by SCTI. As of August 31, 2003, the Company has reflected its remaining interest in Company common stock held by SCTI of approximately $68,000 in additional paid-in capital. For the nine months ended August 31, 2002, the Company recorded equity in losses of SCTI operations of approximately $303,000. In February 2003, an independent valuation appraised the Company’s approximate 43% minority stake in SCTI at $3 million. The SCTI investment, including the portion that represents goodwill, is reflected on the balance sheet as of August 31, 2003 at approximately $1,642,000.

During the quarter ended August 31, 2003, the Company identified certain previously unrecorded stock awards that were granted by SCTI in March 2003 at below fair market value to certain members of SCTI management who represent owners of SCTI and serve on the board of directors. During the quarter ended August 31, 2003, the Company recorded approximately $215,000 in equity losses of affiliates related to compensation expense that resulted from the stock awards. In addition, the Company recorded an investment dilution loss of approximately $50,000 as of August 31, 2003, to reflect the Company’s 3% reduction in ownership percentage resulting from SCTI’s issuance of the stock awards. In management’s opinion, the effects of these transactions are not material to the projected operating results and earnings trends for the year ending November 30, 2003.

Stem Cell Preservation Technologies, Inc.

The Board of Directors of CRYO-CELL International, Inc. (“CRYO-CELL”) declared a dividend payable in shares of common stock of CRYO-CELL’s subsidiary, Stem Cell Preservation Technologies, Inc. (SCPT) on July 25, 2001. CRYO-CELL’s stockholders of record on August 31, 2001 are to receive three (3) shares of SCPT common stock for every four (4) shares of CRYO-CELL common stock CRYO-CELL’s stockholders own as of the record date of August 31, 2001. An independent appraisal valued SCPT as of August 31, 2001 at $62,500, or less than $0.01 per share, as adjusted for a forward split of 1,350 to 1 in September 2001.

The Board of Directors of CRYO-CELL on August 21, 2001 set aside 1,000,000 shares of the common shares of SCPT (as adjusted for the September 2001 forward split) owned byCRYO-CELL for the purpose of incentives for the recruiting of and rewarding of key SCPT executives. SCPT cancelled these shares and retired these shares. During fiscal 2001, three officers of SCPT had received stock grants of 25,000 common shares each under this plan for services rendered and 925,000 common shares are available for future issuance. The fair value of the shares granted was $1,500, which was charged to operations.

CRYO-CELL’s Board of Directors on August 29, 2001 granted options to purchase an aggregate of 850,000 common shares of SCPT at $0.02 per share to four officers of CRYO-CELL. The grant price was in excess of the fair value of the shares at the date of grant. Three of the officers exercised their options for 805,000 common shares and at August 31, 2003 an option for 45,000 of these shares to CRYO-CELL’s former President was not exercised. The Board of Directors of the Company also authorized the issuance of 195,000 common shares of SCPT to Saneron CCEL Therapeutics, Inc.

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

On November 1, 2001, SCPT offered for sale 1,250,000 shares of its common stock at $2.00 per share in a private placement offering through a private placement agent, Newbridge Securities Corporation, a subsidiary of FHIC. The placement agent was to receive a commission of 10% of the gross proceeds from the offering and a non-accountable expense reimbursement of 3% of the gross sale proceeds. The placement agent originally was to receive warrants to acquire 25,900 common shares exercisable at $2.20 per share. As per the May 22, 2002 debt conversion agreement (see below), the warrant issuance was cancelled in exchange for the issuance of 22,500 common shares. The number of shares purchasable under these warrants is equal to 10% of the shares sold under the private offering. The offering period originally terminated on December 31, 2001 but was extended until February 28, 2002. By the closing of the offering on February 28, 2002, accredited investors subscribed for 259,000 common shares at $2.00 per share for a total of $518,000. Offering costs amounted to $126,170. Of the 13,279,000 issued and outstanding common shares of SCPT at August 31, 2003, CRYO-CELL owned 11,500,000 (86.6%) shares. Upon payment of the dividend CRYO-CELL will own approximately 3,200,000 (24.9%) shares of SCPT.

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

In August 2002, CRYO-CELL contributed $600,000 cash and 645,161 shares of its common stock (valued at $2,400,000 on the date of contribution) to SCPT to acquire a revenue sharing agreement for the States of Illinois and New York from SCPT. The transaction was accounted for on each entity’s books at historical cost, with no cost basis for the stock. The additional contribution and the related revenue sharing agreement were eliminated in consolidation.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of August 31, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statement of operations during the quarter and nine months ended August 31, 2003 ($15,000 and $85,000, respectively).

In August 2003, SCPT received a $100,000 interest bearing loan from an officer, director and shareholder of SCPT (and who is a shareholder of CRYO-CELL) to fund its operations. The note is due on September 5, 2004 with interest of 4%. SCPT has pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note.

CRYO-CELL anticipates the spin-off of SCPT as a separate public company to occur as soon as possible. In connection with the spin-off, all shareholders of record of CRYO-CELL on August 31, 2001 are expected to receive three shares of SCPT for every four shares of CRYO-CELL stock that they owned. The payment date of the shares to be distributed will follow the effective date of a registration statement covering the stock dividend. SCPT continues its efforts to complete the registration process and have the registration statement declared effective by the Securities and Exchange Commission (SEC). It is SCPT’s intent to file a further amendment to the registration statement as soon as SCPT’s financial statements are updated.

Note 5 – Stem Cell Preservation Technologies, Inc. Revenue Sharing Agreement

In May 2003, CRYO-CELL’s majority owned subsidiary, SCPT, entered into a Revenue Sharing Agreement (RSA) with an independent limited liability company (‘LLC’). The RSA provides that the LLC will pay a total of $2,000,000 to SCPT in varying installments through March 2007 with interest at 4%. SCPT received an initial installment payment from the LLC when the RSA was executed. The LLC is entitled to receive, for an indefinite period, a fee of $17.50 per year for each adult stem cell specimen stored by SCPT for persons located in the State of California up to 75,000 specimens. As a result of the execution of the RSA, the Company recorded a state income tax provision of $140,000 in the quarter ended May 31, 2003. Currently, the LLC is in default under the RSA due to non-payment of three required installment payments totaling $450,000. In September 2003, a representative of the LLC advised CRYO-CELL that it did not intend to honor its obligations under the agreement. As a result, the Company has reversed all prior entries associated with the RSA in the quarter ended August 31, 2003. This resulted in a reversal of the $140,000 tax provision and the recognition of the $50,000 non-refundable initial payment as other income in the quarter ended August 31, 2003. SCPT has advised CRYO-CELL that SCPT is engaged in negotiations with the LLC in an attempt to resolve this matter.

Note 6 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted. Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the nine months ended August 31, 2003 and August 31, 2002 is $18,612 and $78,624, respectively.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-

Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation. SFAS No. 148 was effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure requirements of SFAS 148 as of December 1, 2002.

Had SFAS No. 123 been implemented, the Corporation’s net loss and loss per share would have been increased to the amounts indicated below for the quarter and nine months ended August 31, 2003 and August 31, 2002:

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net Loss, as reported	($889,485)	($1,157,220)	($3,122,229)	($1,784,717)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(234,437)	(23,210)	(403,617)	(42,105)
Pro forma net loss	($1,123,922)	($1,180,430)	($3,525,846)	($1,826,822)
Loss per share:
Basic and diluted-as reported	($.08)	($.10)	($.28)	($.16)
Basic and diluted-pro forma	($.10)	($.10)	($.31)	($.16)

Note 7 – Restatement

For the quarter and nine months ended August 31, 2002, the restatement as described in Note 1, related to the revenue sharing agreements and annual storage fees had the following impact for the quarter and nine months ended August 31, 2002:

	Three Months Ended		Nine Months Ended
	August 31, 2002		August 31, 2002
	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)
Revenue	$1,877,243	$1,894,563	$4,932,213	$5,171,694
Net loss	($1,157,220)	($1,541,624)	($1,784,717)	($1,768,038)
Loss per share	($.10)	($.14)	($.16)	($.16)
Shares used in computation	11,339,379	11,339,379	11,336,580	11,336,580

During the previously reported three months ended August 31, 2002 an allowance for doubtful accounts was recorded from an uncollectible receivable associated with a revenue sharing agreement. The restatement reflected a reclassification of $370,000 to a reduction in the long-term liability due to the new accounting treatment for revenue sharing agreements.

Note 8 – Trading Market for Common Stock

Effective July 24, 2003, the Company’s common stock was delisted from The Nasdaq SmallCap Market under a decision of the Nasdaq Listing Qualifications Panel. At that time, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “CCEL”. The Nasdaq Panel’s decision to delist the Company’s shares was based on the Company’s failure to satisfy the $2,500,000 minimum shareholders’ equity requirement for continued inclusion on The Nasdaq SmallCap Market. The Company’s shareholders’ equity was $1,449,747 as of May 31, 2003 and $648,522 as of August 31, 2003. This shortfall resulted from the restatement of the Company’s financial statements for the fiscal year ended November 30, 2002 and from continuing losses. The Company has requested that the Nasdaq Listing and Hearing Review Council review the Listing Panel’s decision. In August 2003, the Company received notification from the Review Council that the Company fails to meet the minimum shareholders’ equity requirement, as well as the minimum bid price requirement for continued inclusion on the SmallCap market. On September 5, 2003, the Company submitted information to the Review Council in support of its request for reinstatement of the Company’s listing. This information included the Company’s plan for returning to compliance with both minimum requirements. There can be no assurance that the listing of the Company’s common stock will be reinstated.

Note 9 – Marketable Securities

The Company has certain investments in marketable securities and a bond investment, which are categorized as marketable securities on the accompanying balance sheets and accounted for under SFAS 115, Accounting for Certain Debt and Equity Instruments (SFAS 115). In accordance with SFAS 115, the Company recorded a realized loss of approximately $20,000 for the nine months ended August 31, 2003 in conjuntion with certain marketable securities. The bond investment of approximately $1,800,000 has been classified as held to maturity and has been recorded at amortized cost in accordance with SFAS 115. Also included within marketable securities on the accompanying balance sheets are certificate of deposits of approximately $1,067,800 recorded at cost that are not accounted for under SFAS 115.

Note 10 – Subsequent Event

On September 5, 2003 a signed agreement was received from Tenet Healthsystems acknowledging the rescission of the two revenue sharing agreements with Tenet affiliates. This will allow the Company to eliminate the long-term liability related to the Tenet agreements, in the aggregate amount of $666,666. This transaction will be reflected in the fourth quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Investments

The Company has made several significant investments in entities that operate in related businesses. The Company has made these investments in order to expand into international markets and be involved in the area of stem cell research. The Company accounts for these investments under either the cost or equity method, as applicable, and at least annually, reviews its investments for possible impairment and, if necessary, adjusts the carrying value of such investments

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as revenue. The Company, after discussions with its prior auditors and the staff of the Office of the Chief Accountant at the SEC, presently records this up-front fee as a long-term liability. These agreements can take considerable time to negotiate and finalize. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSA receivables for collectibility. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

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

Marketable Securities

The Company has certain investments in certificates of deposit and bond investments, which are categorized as marketable securities. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

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

Deferred Consulting Fees

The Company has entered into a long-term consulting agreement with the founder and a prior Chairman and Chief Executive Officer. The Company recognized the present value of this agreement as a deferred consulting fee with a related deferred consulting obligation. The present value of the agreement is amortized as interest expense and consulting expense over the term of the agreement.

Results of Operations – Nine month period ending August 31, 2003

Revenues.    Revenues for the nine months ended August 31, 2003 were $5,091,329 as compared to $4,932,213 for the same period in 2002 representing a 3% increase. An increase in recurring annual storage fee revenue was offset by a decrease in the number of new specimens processed during the nine months ended August 31, 2003 (a reduction of 18% compared to the same period in 2002). It is management’s opinion that certain incorrect rumors relative to the Company and its operations affected revenues for the nine months ended August 31, 2003. The Company has and will continue to proactively correct the misstated items within the marketplace. On May 5, 2003, the Company implemented a price increase of $140 affecting its enrollment, processing and testing fees (‘Initial fee’). The impact of this increase was minimal for the first two fiscal periods and began to have a positive impact on revenue and gross profit during the fiscal third quarter. On September 3, after the close of fiscal third quarter, the Company implemented an additional price increase of $230 to the Initial fee.

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees are deferred and recognized once the processing of the specimens is completed. Had the accounting treatment been in effect, the accumulated deficit would have been $102,000 greater than previously reported as of November 30, 2002. The cumulative impact of the change is reflected in the nine months ended August 31, 2003.

Cost of Sales.    Cost of sales for the nine months ended August 31, 2003 were $1,944,537 as compared to $1,620,238 for the same period in 2002 representing a 20% increase. Cost of sales were 38% of revenues for the nine months ended August 31, 2003 compared with 33% for the nine months ended August 31, 2002. The increase in cost of sales is attributable to an increase in wages and supplies associated with new enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona which commenced in October 2002.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses during the nine months ended August 31, 2003 were $5,413,928 as compared to $4,046,210 in 2002 representing a 34% increase. Marketing, general and administrative expenses were 106% of revenues for the nine months ended August 31, 2003 compared to 82% for the nine months ended August 31, 2002. The increase is primarily the result of an increase in legal fees of $912,000 and increased expenses of SCPT of approximately $165,000 relating to start-up operational expenses. These items accounted for approximately $1,077,000, or 79%, of the increase. The increase in legal fees is attributable to litigation involving the Company. The Company cannot provide assurance that legal fees will be reduced in the foreseeable future. SCPT’s marketing, general and administrative expenses during the nine months ended August 31, 2003 were $500,322 compared with $335,499 for the nine months ended August 31, 2002. The increase in expenses is primarily related to salaries, professional fees and consulting fees associated with the continuing development of the company.

Impairment of Long-Lived Assets.    During the nine months ended August 31, 2002, the Company recognized $400,000 in charges related to impairment of assets. During the period, management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would not be utilized in the foreseeable future and had suffered permanent impairment in value.

Research, Development and Related Engineering Expenses.    Research, development and related engineering expenses for the nine months ended August 31, 2003 were $166,029 as compared to $126,444 for the nine months ended August 31, 2002. As a percentage of revenues, research, development and related engineering expenses were 3.3% and 2.6% for the nine months ended August 31, 2003 and 2002, respectively.

Interest Expense.    Interest expense for the nine months ended August 31, 2003 was $460,105 as compared to $255,718 for the same period in 2002. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (RSAs) based on the Company’s storage revenues. The other parties have contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographic areas.

Other Income.    Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Other income for the nine months ended August 31, 2003 and 2002 was $189,956 and $786,810, respectively. All income had been recognized on the sale of license agreements as of the end of fiscal 2002. The remaining income to be recognized on the current license agreement will be the royalty income earned and from the sale of sub-license agreements.

Equity in Earnings of Affiliates.    Equity in losses of affiliates was $234,902 in the nine months ended August 31, 2003, compared to a loss of $463,389 in the 2002 period. During the quarter ended August 31, 2003, the Company identified certain previously unrecorded stock awards that were granted by SCTI in March 2003 at below fair market value to certain members of SCTI management who represent owners of SCTI and serve on the board of directors. During the quarter ended August 31, 2003, the Company recorded approximately $215,000 in equity losses of affiliates related to compensation expense that resulted from the stock awards. In addition, the Company recorded an investment dilution loss of approximately $50,000 as of August 31, 2003, to reflect the Company’s 3% reduction in ownership percentage resulting from SCTI’s issuance of the stock awards. In management’s opinion, the effects of these transactions are not material to the projected operating results and earnings trends for the year ending November 30, 2003. After the distribution of the shares of SCPT, the Company will continue to hold more than 20% of the outstanding common stock of SCPT. Under the equity method of accounting, a portion of the anticipated operating results of SCPT will be reflected on the Company’s statements of operations as equity in earnings of affiliates.

Results of Operations – Three month period ending August 31, 2003

Revenues.    Revenues for the three months ended August 31, 2003 were $2,028,159 as compared to $1,877,243 for the same period in 2002, representing a 8% increase. The increase in revenues was attributable to an increase in recurring annual storage fee revenues and to the May 5th price increase on the Initial Fee. This was offset by a decrease in the number of new specimens processed (a reduction of 26% compared to the same period in 2002). It is management’s opinion that certain incorrect rumors from the early part of fiscal 2003 relative to the Company and its operations affected revenues through the current reporting period. The Company has and will continue to proactively correct the misstated

items within the marketplace. On May 5, 2003 the Company implemented a price increase of $140 affecting the Initial Fee. This increase began to have a positive impact on revenue and gross profit during the fiscal third quarter. On September 3rd, after the close of fiscal third quarter, the Company implemented an additional price increase of $230 for the Initial fee.

Cost of Sales.    Cost of sales for the three months ended August 31, 2003 was $644,317 as compared to $548,328 for the same period in 2002, representing a 18% increase. Cost of sales were 32% of revenues for the three months ended August 31, 2003 compared with 29% for the three months ended August 31, 2002. The increase in cost of sales is attributable to an increase in wages and supplies associated with new enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona which commenced in October 2002.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses during the three months ended August 31, 2003 were $1,938,442 as compared to $1,571,591 in 2002 representing a 23% increase. Marketing, general and administrative expenses were 96% of revenues for the three months ended August 31, 2003 compared to 84% for the three months ended August 31, 2002. The increase is primarily the result of an increase in accounting and legal fees of $405,000, offset by a reduction in salaries and wages of $59,000, consulting fees of $84,000 and operating expenses of SCPT of $111,000. The net effect of these items accounted for approximately $151,000, or 41%, of the total increase. The increase in legal fees is attributable to the Company’s current involvement in litigation. The Company cannot provide assurance that legal fees will be reduced in the foreseeable future. SCPT’s marketing, general and administrative expenses during the three months ended August 31, 2003 were $106,482 compared with $217,136 for the three months ended August 31, 2002. The decrease in expenses is primarily related to the reduction of salaries due to changes in personnel.

Impairment of Long-Lived Assets.    During the three months ended August 31, 2002, the Company recognized $400,000 in charges related to impairment of assets. During the period, management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would not be utilized in the foreseeable future and had suffered permanent impairment in value.

Research, Development and Related Engineering Expenses.    Research, development and related engineering expenses for the three months ended August 31, 2003 were $100,639 as compared to $80,705 for the three months ended August 31, 2002. As a percentage of revenues, research, development and related engineering expenses were 5% and 4.3% for the three months ended August 31, 2003 and 2002, respectively.

Interest Expense.    Interest expense for the three months ended August 31, 2003 was $182,411 as compared to $117,331 for the same period in 2002. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (RSAs) based on the Company’s storage revenues. The other parties have contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographic areas.

Other Income.    Other income is comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Other income for the three months ended August 31, 2003 and 2002 was $112,145 and $120,589, respectively. All income had been recognized on the sale of license agreements as of the end of fiscal 2002. The remaining income to be recognized on current license agreement will be the royalty income earned and from the sale of sub-license agreements.

Equity in Earnings of Affiliates. Equity in losses of affiliates was $262,689 in the three months ended August 31, 2003, compared to a loss of $193,400 in the 2002 period. During the quarter ended August 31, 2003, the Company identified certain previously unrecorded stock awards that were granted by SCTI in March 2003 at below fair market value to certain members of SCTI management who represent owners of SCTI and serve on the board of directors. During the quarter ended August 31, 2003, the Company recorded approximately $215,000 in equity losses of affiliates related to compensation expense that resulted from the stock awards. In addition, the Company recorded an investment dilution loss of approximately $50,000 as of August 31, 2003, to reflect the Company’s 3% reduction in ownership percentage resulting from SCTI’s issuance of the stock awards. In management’s opinion, the effects of these transactions are not material to the projected operating results and earnings trends for the year ending November 30, 2003. After the distribution of the shares of SCPT, the Company will continue to hold more than 20% of the outstanding common stock of SCPT. Under the equity method of accounting, a portion of the anticipated operating results of SCPT will be reflected on the Company’s statements of operations as equity in earnings of affiliates.

Liquidity and Capital Resources

At August 31, 2003, the Company had cash and cash equivalents of $474,418 as compared to $1,935,532 at November 30, 2002. The decrease in cash and cash equivalents during the nine months ended August 31, 2003 was primarily attributable to the increased marketing, general and administrative expenses that were incurred during the nine month period.

The Company has certain investments in marketable securities and a bond investment, which are categorized as marketable securities on the accompanying balance sheets and accounted for under SFAS 115, Accounting for Certain Debt and Equity Instruments (SFAS 115). Marketable securities were $2,997,902 at August 31, 2003. In accordance with SFAS 115, the Company recorded a realized loss of approximately $20,000 for the nine months ended August 31, 2003 in conjunction with certain marketable securities. The bond investment of approximately $1,800,000 has been classified as held to maturity and has been recorded at amortized cost in accordance with SFAS 115. Also included within marketable securities on the accompanying balance sheets are certificate of deposits of approximately $1,067,800 recorded at cost that are not accounted for under SFAS 115.

Through August 31, 2003, the Company’s sources of cash have been from sales of its U-CordTM program to customers, the sales of revenue sharing agreements and the sale of license agreements. The Company does not have a line of credit or other type of financing agreement.

As of August 31, 2003, the Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company reflects these payments as long-term liabilities in the accompanying financial statements. Before the restatement described in Notes 1 and 7 to the Consolidated Financial Statements, the Company had recorded the sale of the RSAs as revenue. The long-term liability relating to the RSAs was $4.4 million at August 31, 2003.

On September 5, 2003 a signed agreement was received from Tenet Healthsystems acknowledging the rescission of the two RSAs with Tenet affiliates. This will allow the Company to eliminate the liability relating to the Tenet RSAs, in the aggregate amount of $667,000, effective in the fourth quarter of fiscal 2003. In the future, the Company could eliminate further liabilities relating to other RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular RSA. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments, and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the de-recognition of the liability, until such time as these amounts can be determined.

The Company anticipates that its cash on-hand, cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its operations for the foreseeable future. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses.

Since inception SCPT’s costs and expenses have been funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and the sale of common stock. In August 2003, SCPT received a $100,000 interest bearing loan from an officer, director and shareholder of SCPT (and a shareholder of CRYO-CELL) to fund its operations. The note is due on September 5, 2004 with interest of 4%. SCPT has pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. To date, cash has been expended primarily for development stage expenses. The Company anticipates the spin-off of SCPT as a separate public company as soon as possible. In connection with the spin-off, all shareholders of record of the Company on August 31, 2001 are expected to receive three shares of SCPT for every four shares of CRYO-CELL stock that they owned. The payment date of the shares to be distributed will follow the effective date of a registration statement covering the stock dividend. SCPT continues its efforts to complete the registration process and be declared effective by the Securities and Exchange Commission (SEC).

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully optimize the opportunities available to us from our licensing agreements or to enforce our licensing agreements;

(ii)	any material reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

(iv)	any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in our business;

(vi)	any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(vii)	the effect of any future reduced cash position and future inability to access borrowings;

(viii)	any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;

(ix)	any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(x)	any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(xi)	any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(xii)	the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xiii)	any added requirements imposed on us by new laws, SEC regulations or NASDAQ listing requirements and costs thereof;

(xiv)	failure to obtain reinstatement of the Company’s listing under NASDAQ;

(xv)	any technological breakthrough or medical breakthrough that would render the Company’s business of stem cell preservation obsolete;

(xvi)	general economic and market conditions and combined general downturn in the economy;

(xvii)	any material failure or malfunction in our storage facilities;

(xviii)	continued losses, future negative cash flows and inability to obtain anticipated future positive cash flows;

(xix)	any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens;

(xx)	the potential impact of negative market influences on the Company’s portfolio of cash, cash equivalents and marketable securities;

(xxi)	any inability to successfully prosecute, or defend against, claims and litigation matters or enforce agreements with domestic or foreign entities;

(xxii)	the costs associated with defending or prosecuting litigation matters and any material adverse result from such matters; and

(xxiii)	any inability to successfully consummate, the previously announced dividend of the shares of Stem Cell Preservation Technologies, Inc.;

(xxiv)	the costs associated with the consummation of the dividend of the Stem Cell Preservation Technologies, Inc. common stock;

(xxv)	the inability of the Stem Cell Preservation Technologies, Inc. to generate the storage of any specimens in the geographic regions covered by the revenue sharing agreements;

(xxvi)	decreases in asset valuations;

(xxvii)	any negative effect from adverse publicity regarding the Company’s business operations;

(xxviii)	inability to obtain an effective registration statement regarding shares in SCPT;

(xxix)	any new technology rendering the Company’s patented equipment or business obsolete;

(xxx)	any performance failures related to the Company’s equipment or operations;

(xxxi)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xxxii)	any negative consequences related to changes in the Board of Directors or less involvement in the future by the Company’s founder Dan Richard.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Shareholders’ Meeting on August 20, 2003. The shareholders voted for six director nominees for one-year terms or until their successors are elected. The vote was as follows:

	For	Withheld
Mercedes Walton	7,898,978	104,263
Charles D. Nyberg	7,834,020	150,221
Gaby W. Goubran	7,879,243	104,998
Jagdish Sheth	7,875,743	108,498
Anthony Finch	7,883,893	100,348
Scott Christian	7,880,832	103,409

ITEM 5. OTHER INFORMATION

Effective July 24, 2003, the Company’s common stock was delisted from The Nasdaq SmallCap Market under a decision of the Nasdaq Listing Qualifications Panel. At that time, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “CCEL”. The Nasdaq Panel’s decision to delist the Company’s shares was based on the Company’s failure to satisfy the $2,500,000 minimum shareholders’ equity requirement for continued inclusion on The Nasdaq SmallCap Market. The Company’s shareholders’ equity was $1,449,747 as of May 31, 2003 and $648,522 as of August 31, 2003. This shortfall resulted from the restatement of the Company’s financial statements for the fiscal year ended November 30, 2002 and from continuing losses. The Company has requested that the Nasdaq Listing and Hearing Review Council review the Listing Panel’s decision. In August 2003, the Company received notification from the Review Council that the Company fails to meet the minimum shareholders’ equity requirement, as well as the minimum bid price requirement for continued inclusion on the SmallCap market. On September 5, 2003, the Company submitted information to the Review Council in support of its request for reinstatement of the Company’s listing. This information included the Company’s plan for returning to compliance with both minimum requirements. There can be no assurance that the listing of the Company’s common stock will be reinstated.

As described in Item 4, on August 20, 2003, six directors were elected. The current members of the committees of the Board of Directors are as follows: Audit Committee, Mr. Christian (Chairman) and Mr. Finch; Compensation Committee, Mr. Nyberg (Chairman) and Mr. Sheth; Governance Committee, Mr. Nyberg and Mr. Sheth.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.

Form 8-K filed on July 3, 2003, reporting under Item 4 the engagement of independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON

Mercedes Walton Interim Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL TAYMANS

Jill M. Taymans Vice President, Finance

Date: October 10, 2003