Form 10KSB
period 2003-11-30
CRYO CELL INTERNATIONAL INC
filed 2004-03-01
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2003

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

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB    ☐

Issuer’s Revenues for its most recent fiscal year: $7,549,536.

As of February 17, 2004 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $7,249,907. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of February 28, 2004: 11,997,540 (including 645,161 shares held by the Company’s majority-owned subsidiary, Stem Cell Preservation Technologies, Inc.).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, which is expected to be filed with Securities and Exchange Commission on or about March 30, 2004.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

FORWARD LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “CRYO-CELL International, Inc.,” “CRYO-CELL” “Company,” “we,” “our” and “us” refer to CRYO-CELL International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our legal proceedings;

(ii)	our anticipated future cash flows;

(iii)	our liquidity and capital resources;

(iv)	our future operating plans; and

(v)	our future performance and operating results;

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully optimize the opportunities available to us from our licensing agreements or to enforce our licensing agreements;

(ii)	any material reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

(iv)	any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in our business;

(vi)	any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(vii)	the effect of any future reduced cash position and future inability to access borrowings;

(viii)	any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;

(ix)	any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(x)	any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(xi)	any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(xii)	any decline in public market interest in the Company’s business sector;

(xiii)	any added requirements imposed on us by new laws or SEC regulations and costs thereof;

(xiv)	any technological breakthrough or medical breakthrough that would render the Company’s business of stem cell preservation obsolete;

(xv)	general economic and market conditions and combined general downturn in the economy;

(xvi)	any material failure or malfunction in our storage facilities;

(xvii)	continued losses, future negative cash flows and inability to obtain anticipated future positive cash flows;

(xviii)	any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens;

(xix)	the potential impact of negative market influences on the Company’s portfolio of cash, cash equivalents and marketable securities;

(xx)	any inability to successfully prosecute, or defend against, claims and litigation matters or enforce agreements with domestic or foreign entities;

(xxi)	the costs associated with defending or prosecuting litigation matters and any material adverse result from such matters;

(xxii)	decreases in asset valuations;

(xxiii)	any continued negative effect from adverse publicity in the past year regarding the Company’s business operations;

(xxiv)	any new technology rendering the Company’s patented equipment or business obsolete;

(xxv)	any performance failures related to the Company’s equipment or operations;

(xxvi)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xxvii)	any negative effect from the filed class action shareholder lawsuits.

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

Introduction

CRYO-CELL International, Inc. (“the Company” or “CRYO-CELL”) was incorporated on September 11, 1989 in the state of Delaware. The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The Company believes that it is the largest commercial firm currently specializing in separated umbilical cord blood stem cell preservation. Its headquarters facility in Clearwater, Florida handles all aspects of its business operations including the processing and storage of specimens. In October 2002 the Company introduced a dual storage program whereby a portion of newly processed specimens are stored in the Company’s Clearwater, Florida facility and the balance of the collected specimen are stored at a facility in Arizona (See Safti-Cell, Inc.). The specimens are stored in commercially available cryogenic storage equipment. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

Despite the potential benefits of U-Cord™ stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord™ blood for transplantation and/or other types of treatments. A number of competitors in this market have been charging upwards of $1000 - $1700 for stem cell preservation plus higher annual fees for storage than the Company charges. The cost is usually not covered by insurance. The Company believes it offers the highest quality, highest value service targeted to broad base of the addressable market. The Company anticipates the growth and profitability of the Company should come from increases in stem cell specimen storage volume driven by its value-driven competitive leadership position; a fast-growing embedded client base; expanded consumer and professional channels; increased public awareness and accelerated market penetration.

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

CCEL Cellular Storage Systems

The Company pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. These technologies include the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system (“CCEL Cellular Storage System”). During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the CCEL Cellular Storage System and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. This impairment charge is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive loss. The Company intends to dispose of this equipment during 2004. In February 2004, the Company requested the Food and Drug Administration to cancel its device manufacturer registration and device listing. The Company currently stores all specimens in commercially available cryogenic equipment.

Marketing Cellular Storage Services

The Company currently stores over 60,000 cord blood stem cell specimens in Clearwater, Florida for the exclusive use of those families who have elected to preserve them with CRYO-CELL. Approximately 15,000 of these specimens are split specimens, for which we store a duplicate specimen at a secondary storage facility in Sedona, Arizona. The Company believes it is the world’s largest private cord blood stem cell bank in terms of the number of specimens preserved. The Company utilizes a strategy of offering its high quality U-Cord™ service at superior value to its clients. The Company provides several other key competitive advantages: a safe, secure and monitored storage environment, the extra protection of dual-location storage, demonstrated success in the transplant of processed specimens, 7 day per week processing capability, and a 24 hour, 7 day per week clinical support staff to assist clients and medical caregivers.

The Company’s growth has been facilitated by a variety of referral sources, resulting from a high degree of customer satisfaction. Sources of new expectant parent referrals during 2003 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children. This strong referral base has permitted the Company to grow without some of the traditional, more expensive marketing approaches such as a dedicated field sales force. The Company invests in marketing strategies that serve to increase the awareness of its services with expectant parents and to other groups who provide advice to expectant parents such as medical caregivers and hospital personnel.

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

The Company enters into storage agreements with its customers under which the Company charges a fee for the initial blood collection kit sent to the expectant parents, the processing of the umbilical cord blood and the extraction of the stem cells for storage, and the first year’s storage of the stem cells. An additional fee is charged for dual storage, where the specimen is split and one of the specimens is sent to a second storage facility for added security. Thereafter, the client is charged an annual fee to store the specimen.

During 2003, the Company increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals and telemarketing activities. In addition, the Company exhibited at conferences, trade shows and other meetings attended by medical professionals. A significant portion of client referrals to the Company are from medical caregiver professionals.

The Company continues to use its Web site, www.cryo-cell.com, to market its services and to provide resource information to expectant parents. The site, which is continually being updated and improved, is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the U-Cord™ service and download enrollment forms. Viewers may also tour CRYO-CELL facilities, read about CRYO-CELL’s successful transplants, and other topical information.

To increase awareness among expectant parent audiences, the Company continues to promote its service in several national targeted prenatal magazines including American Baby, Fit Pregnancy, and ePregnancy, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and newsletter links through BabyCenter.com, an important on-line educational resource for expectant mothers and fathers.

During 2003, the Company also announced the appointment of Michael Trigg, M.D. as Chairman of its Medical and Scientific Advisory Board. Dr. Trigg is Chief, Division of Blood & Bone Marrow Transplantation, Alfred I. duPont Hospital for Children (Wilmington, DE) and Professor of Pediatrics, Jefferson Medical College of Thomas Jefferson University. Dr. Trigg is an internationally-renowned pediatric marrow transplant surgeon, distinguished for his ability to treat very high-risk patients. He also chairs the Acute Lymphoblastic Leukemia (ALL) Open Trials Committee, a sub-group of the ALL Strategy Group, for the Children’s Oncology Group, the largest worldwide cooperative group for the treatment of children with cancer and leukemia. The Company believes that Dr. Trigg’s expertise and leadership in pediatric bone marrow transplantation will serve to strengthen public awareness and education related to cord blood preservation and will contribute to the Company’s expansion of client and professional channels as well the Company’s establishment of new strategic alliances.

Subsidiaries and Joint Ventures

Since its inception, CRYO-CELL has entered into a number of business activities through subsidiaries and joint ventures, including the following activities and those described under “International” below. CRYO-CELL has discontinued or de-emphasized certain of these activities in recent periods in connection with the Board of Directors’ strategic decision that CRYO-CELL should focus on its core business of marketing cord blood stem cell preservation services.

Stem Cell Preservation Technologies, Inc. In 2001, CRYO-CELL announced the decision to spin off its subsidiary, Stem Cell Preservation Technologies, Inc. (“SCPT”), through the distribution of shares of SCPT common stock to CRYO-CELL’s stockholders of record on August 31, 2001. SCPT was a development stage company, which was to be involved in the development of marketing programs for the collection and preservation of adult stem cells.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would no longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. At November 30, 2003 and 2002, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT.

CRYO-CELL intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

Safti-Cell, Inc. In October 2001, the company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), an inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a current member of the Board of Directors of the Company, owns an interest in Red Rock Partners. The sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. The sale required that Red Rock Partners invest sufficient capital in land, buildings, equipment and personnel to complete a facility in Sedona, Arizona, to provide back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. CRYO-CELL and Safti-Cell entered into a twenty-year storage agreement under which CRYO-CELL pays fees to Safti-Cell for each specimen stored in the facility for CRYO-CELL customers. In October 2002, Safti-Cell brought the facility into service, and CRYO-CELL began offering dual storage service to its customers. The Company currently stores approximately 15,000 split specimens at a the secondary storage facility. An expanded building and facilities program is expected to be implemented over the next 18 months to facilitate increased dual cryogenic storage capacity for the Company.

Saneron CCEL Therapeutics, Inc. In February 2000, the Company, through its subsidiary CCEL BIO-THERAPIES, Inc., entered into a research agreement with the University of South Florida at Tampa (“the University”) to collaborate on a technology for the potential treatment of a number of debilitating degenerative diseases. The research project is to be conducted at the University’s laboratory facilities. In March 2000, the Company transferred $200,000 to CCEL BIO-THERAPIES, Inc. to meet its funding commitment. The Company and the University were co-assignees of a filed patent application covering the technology. The Company was granted worldwide marketing rights for any product developed as a result of this research program. Under the terms of the agreement, the University will receive standard royalty payments on any future product sales. In February 2001, the Company paid the University an initial $100,000 license payment with the issuance of 15,000 shares of the Company’s common stock. In May 2001, the Company paid the University the first two benchmark payments totaling $200,000 with the issuance of 50,000 shares of the Company’s common stock. The University was awarded a Florida matching grant in the amount of $100,000. In September 2001, CCEL BIO-THERAPIES was awarded a federal research grant in the amount of $107,000.

In October 2001, Saneron Therapeutics, Inc. merged into CCEL Bio-Therapies, Inc., which then changed its name to Saneron CCEL Therapeutics, Inc. (“Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock and 195,000 shares of common stock of SCPT. The world marketing rights granted through licenses to Saneron and CCEL BIO-THERAPIES, INC. have been assigned to the merged company. Saneron has exclusively licensed from the University patents and patent applications in many countries throughout the world for the therapeutic use of Sertoli cells. The Company’s right in the intellectual property for human cord blood as a source of stem cells jointly filed by the University and the Company has been assigned to Saneron as part of the merger agreement. At the conclusion of the merger the Company retained a 43.42% minority interest in Saneron.

In September 2002, Saneron and the University were awarded a Florida High Tech Corridor grant in the amount of $131,000 to conduct research on the use of Sertoli cells and collagen matrices to treat peripheral nerve injury. Also in September 2002, Saneron, StemCo Biomedical, Inc. and the University were awarded a Florida High Tech Corridor grant to conduct research on the use of a subset population of umbilical cord to treat Lou Gehrig’s disease. In September 2003 Saneron was awarded two grants, Sertoli Cell-Treated Umbilical Cord Blood for Stroke and Spinal Cord Repair with Human Umbilical Cord Blood Cells. The two grants total approximately $285,000.

See Impairment of Assets discussion within Item 6. Management’s Discussion and Analysis or Plan of Operation.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Before the restatement described in Note 17 to the Consolidated Financial Statements, the Company recorded the sale of the RSAs as revenue. The Company does not intend to enter into additional RSAs. As described below, SCPT also entered into revenue sharing agreements, including one with the Company.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the revenue sharing agreement. The balance of $550,000 was recorded as a receivable and the receivable will be reduced through revenue sharing entitlements to their share of net storage revenues. As of November 30, 2003 and 2002, the balance of the receivable is $100,525 and $332,895, respectively. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this RSA prior to the time he became a member of the Board.

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

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” revenue sharing agreements were purchased in which OrNda paid the Company a total of $666,666. OrNda was acquired by Tenet Healthcare Corporation (“Tenet”), which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its laboratory in Clearwater, Florida while paying Tenet a revenue sharing entitlement. In September 2003, a signed agreement was received from Tenet acknowledging the rescission of the two revenue sharing agreements with Tenet affiliates. This allowed the Company to eliminate the long-term liability related to the Tenet agreements, in the aggregate amount of $666,666 and record this amount in other income as extinguishment of revenue sharing agreements in fiscal 2003.

New York. On February 26, 1999, the Company entered into a modified revenue sharing agreement with Bio-Stor International, Inc. (“Bio-Stor”) for the state of New York. The Company will credit the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York for up to 33,000 shared spaces. This agreement supersedes all other agreements between Bio-Stor and the Company.

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

New Jersey. On November 30, 1999, the Company entered into agreements with two parties entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000 was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company foreclosed on the notes and deemed the $370,000 receivable to be uncollectible. The original liability of $500,000 was reversed and the payments made under the contract were recognized as revenue in fiscal 2002. In May 2003 the two parties requested that the Company return the $130,000 that had previously been paid to the Company. In June 2003 the Company agreed to settle the dispute and return $86,000 to the two parties.

Texas. On May 31, 2001, the Company entered into an agreement with two investors one of whom is an affiliate with the Company entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid in cash on August 30, 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board.

SCPT Revenue Sharing Agreements. On August 9, 2002, the Company agreed to enter into RSAs with SCPT. The Company paid an up-front one-time fee of $3,000,000 to SCPT in exchange for the right to receive a $17.50 payment for each primary specimen stored by SCPT originating from Illinois or New York for each year the specimen remains in storage with SCPT or its storage provider, up to a maximum of 50,000 stored specimens per state. Of the $3,000,000 aggregate fee paid by the Company, $600,000 was paid in cash and the balance in 645,161 shares of the Company’s common stock whose fair market value at the date of sale was $2,400,000 as determined by the average of the Company’s stock bid and ask prices.

In May 2003, SCPT, entered into a Revenue Sharing Agreement (RSA) with an independent limited liability company (“LLC”). The RSA provided that the LLC would pay a total of $2,000,000 to SCPT in varying installments through March 2007 with interest at 4%. SCPT received an initial installment payment from the LLC when the RSA was executed. The LLC was entitled to receive, for an indefinite period of time, a fee of $17.50 per year for each adult stem cell specimen stored by SCPT for persons located in the State of California up 75,000 specimens. As a result of the execution of the RSA, the Company recorded a state income tax provision of $140,000 in the quarter ended May 2003. Currently, the LLC is in default under the RSA due to non-payment of three required installment payments totaling $450,000. In September 2003, a representative of the LLC advised CRYO-CELL that it did not intend to honor its obligations under the agreement. As a result, the Company has reversed all prior entries associated with the RSA. This resulted in a reversal of the $140,000 tax provision and the recognition of the $50,000 non-refundable initial payment as other income in fiscal 2003.

As described under “Stem Cell Preservation Technologies, Inc.” above, the Company has determined to close SCPT’s business.

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against numerous local, regional and national companies. Some of these companies, such as Corcell, California Cryo-Bank, Cord Blood Registry, Inc. and Viacord are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. These companies, along with other competitors, charge substantially more for comparable quality service. In some instances competitors charge up to nearly three times the price of similar service offered by the Company. With its industry recognized American Association of Blood Banks (AABB) accreditation and differentiated dual-location storage program, the Company believes it offers the most superior value of highest quality cryo-preservation processing and storage in the industry.

The Company also competes with various public cord blood banks that encourage parents to donate their newborn’s cord blood rather than privately bank it. Although this option is generally no-cost to the parents, there is no assurance that the newborn’s cells would be available to the family, if they were needed. The Company believes that the distinctive benefits of private cord banking clearly differentiate its service offer from that of public cord banks.

The Company believes that the compelling dimensions of its longevity, value-based pricing strategy; superior customer service supported by a 24/7 professional nurse staff; premiere technical and operational expertise; high-quality facilities; dual-location storage program; innovative marketing programs and its expansive client base will serve to sustain and accelerate the Company’s market leadership. For these reasons, the Company believes it has a formidable competitive position that will continue to grow stronger over time.

The Company relies heavily on referrals from its clients and medical caregivers, including physicians, midwives and childbirth educators. It also believes that its innovative marketing programs will serve to accelerate market penetration and strengthen its current position as market leader.

Research, Development and Related Engineering

The Company has incurred costs of $226,679 during fiscal 2003, compared to $219,659 during fiscal 2002, on research, development and related engineering expenses.

Government Regulation

The Company believes it has until recently been subject to regulation as a medical device manufacturer because of its development and manufacture of its proprietary CCEL Cellular Storage Systems technology. Cellular storage systems intended to be used for stem cell storage are categorized by the Food and Drug Administration (FDA) as a “Blood Storage Refrigerator/Freezer,” a Class II medical device. These devices are exempt from the FDA’s 510(k) notification requirements but manufacturer’s are required under the Federal Food, Drug, and Cosmetic Act to register their medical device manufacturing establishments with the FDA, list the devices in commercial distribution, and manufacture the storage system in compliance with the quality system and other regulations. In October 2001, the Company listed the CCEL Cellular Storage System with the FDA as a Class II medical device. As a result of the Board of Directors’ decision in January 2004 to discontinue investment in and utilization of the CCEL Cellular Storage System technology, the Company does not believe it continues to be a medical device manufacturer. After this decision was made, but before the Company had notified FDA and requested a cancellation of its registration and listing the Company underwent a previously-scheduled routine inspection by the FDA in early February 2004. The Company received an FDA Form 483, a written list of inspectional observations. The formal response to the list of observations was sent to the Florida District Director, on February 23, 2004, with a complete description of corrective actions undertaken. In February the Company requested FDA to cancel its device manufacture registration and device listing.

The Company is also required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. The Company voluntarily registered with the FDA in January 2003 and has successfully updated that registration for 2004, thus meeting this compliance requirement.

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

Evolving legislation and regulations governing private cord blood banking in various jurisdictions throughout the world may impact the Company’s international licensees.

Employees

At February 11, 2004, there are 31 full-time and 13 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

International

In fiscal 2000 the Company began entering into licensing agreements with certain parties in various international areas in an attempt to capitalize on the Company’s technology. The following details the background and current status of the significant agreements. The Company will continue to support its current international licensees, however in August 2003 the CRYO-CELL Board of Directors has made the strategic decision to place international expansion on-hold in favor of the Company focusing on its core business of marketing cord blood stem cell preservation services in the United States.

Europe. On April 6, 2000, the Company entered into a renewable agreement with COLTEC, Ltd., a holding company, for the exclusive license to market the Company’s U-Cord™ program in Europe. The marketing rights allowed COLTEC, Ltd. and its affiliates to directly market the U-Cord™ program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash for the marketing license and was entitled to receive royalties of 10.5% to 18% of adjusted U-Cord™ processing and storage revenues, respectively, to be generated in Europe. The Company also granted COLTEC, Ltd. a three-year option to purchase 100,000 shares of the Company’s common stock ($8.00 exercise price) and issued 100,000 additional options ($10.00 exercise price) to facilitate sales of sub-licensing and/or revenue sharing agreements in Europe. Subsequent to the licensing agreement date, COLTEC, Ltd. formed affiliated corporations, including CRYO-CELL Europe, N.V., now known as Life Sciences Group, NV (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement. In September 2000, the Company entered into an agreement to purchase approximately 6% of CCEU. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CCEU. In October 2001, SCPT purchased 1% of CCEU’s capital stock for $150,000. On August 28, 2001 CCEU effectively exercised its options to purchase 200,000 shares of the Company’s common stock by issuing to the Company a 21.9% interest in CRYO-CELL Italia, Srl, a subsidiary of CCEU (see “Italia” below). The Company had recorded a reserve against the value of the Company’s SCPT’s combined 7% CCEU investment (“CCEU Investment”) during fiscal 2002 in the amount of $145,000 and is included in equity of losses of affiliates in the accompanying consolidated statements of operations and comprehensive loss. The Company had an independent appraisal performed in February 2003 to determine the fair market value of the CCEU Investment. As a result of this appraisal, the Company determined that the value of the CCEU Investment had been impaired. Accordingly, the Company had charged $265,333 to operations and is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive loss for the year ended November 30, 2002. In fiscal 2003, the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU through May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional financing to meet obligations in the normal course of business in 2004. As a result, the Company recorded a $739,670 charge, in 2003, included in impairment of assets, to write-off the investment due to a decrease in the fair value.

On October 3, 2001, the Company issued CCEU 17,750 shares of the Company’s common stock for payment of an option to acquire an additional 60% interest in CCEU for $13,500,000. The Company elected not to exercise the option and charged the option’s cost of $112,713 to operations in fiscal 2002.

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement. Based upon CCEU’s actual revenues since inception through August 2002, the Company calculated that it had earned royalties of $380,743. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement, which the Company disputes. As of November 30, 2002, a reserve of approximately $129,000 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, in March 2003, CCEU was served with a termination letter. In April 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation, Cryo-Cell Switzerland AG, now known as Life Sciences AG. On February 17, 2004, the Company settled the litigation with CCEU and Life Sciences AG. See “Item 3 – Legal Proceedings”.

Italia. On August 28, 2001, the Company entered into an agreement with CCEU to purchase 21.9% of CRYO-CELL Italia, Srl (‘CCI’) from CCEU’s equity for $1,800,000. In October 2001 SCPT purchased 2.19% of CCI for $150,000 in cash. The Company was to receive a portion of the processing and storage fees generated by CCI’s operations. The Company’s equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options from CCEU (see “Europe” above.)

In February 2002, the Italian Ministry of Health issued an ordinance restricting private cord blood collection. The statutory basis under Italian law for this action was Section 107 of the Regulation of Transfusion and Production of Blood Products, which requires that these activities be conducted by duly licensed organizations. In April and May 2002 petitions against the ordinance were brought by CCI and three mothers in separate actions. CCI and the mothers prevailed in all circumstances resulting in the court permitting the collection and export of the cord blood specimens. The decisions of the lower courts, however, were upheld upon appeal by the Regional Tribunal. In January 2003, the Italian Ministry of Health extended the previously issued ordinance for an additional year. Draft blood product and banking legislation is currently pending in the Italian Parliament which includes a provision that expressly allows private cord blood banking activities within the country. There can be no assurances that such legislation will be enacted in the future. Absent additional financings, CCI was not able to fund or continue its operations. An independent appraisal of the Company’s effective 24% interest (on a combined basis with SCPT) was performed in February 2003 to determine the fair market value of this investment. As a result of the appraisal, the Company determined that the value of this investment had been impaired. In May 2003 the Company was informed that CCI was being forced to liquidate. Accordingly, the Company reduced its investment in CCI to $0, charging $1,876,575 to operations and is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive loss in fiscal 2002.

Mexico. On June 13, 2001, the Company entered into an agreement, as amended in October 2001, for the exclusive license to market the Company’s U-Cord™ program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord™ program throughout Mexico, Central America and Ecuador. The initial up-front cost of the license was $600,000 and the Company will receive licensing fees of 15% and 25% of the adjusted U-Cord™ processing and storage revenues, respectively, generated in Mexico and Central America. The original agreement required CRYO-CELL de Mexico to purchase 100,000 warrants at $1.00 each to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share, of which the warrants were subsequently cancelled in the October 2001, amended agreement. As of November 30, 2003, the up-front license fee of $600,000 is paid in full. The Company recorded royalties and sub-license fees from CRYO-CELL de Mexico in the amount of $261,494 and $104,995 for the years ended November 30, 2003 and 2002, respectively, and this is reflected in other income in the accompanying consolidated statements of operations and comprehensive loss.

Israel/Middle East. In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (“CCEL ME”) for the exclusive license to market the Company’s U-Cord™ program in Israel, the Middle East and Turkey. The agreement provides for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord™ processing and storage revenues, respectively, to be generated in the licensed area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 in fiscal 2001 and the balance was to be paid in three installments. Per the agreement the licensee had the right to cancel the Middle East and Turkey portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Middle East and Turkey license. CCEL ME subsequently informed the Company that they will not be able to pay the remaining portion of the license fee. In October 2002, the Company modified the terms of the license. The Company forgave the remaining balance due in exchange for the surrender of the previously purchased warrants, which were purchased at $100,000, to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.00 per share which were previously issued to CCEL ME. The Company and CCEL ME agreed to terminate these warrants and apply their current value aggregating $100,000 toward the remaining portion of the license fee.

On February 27, 2004, the Company sent a letter to CCEL ME advising that CCEL ME was in default under the terms of the license agreement. The Company has not received any royalties to date under the agreement with CCEL ME. CCEL ME has thirty days from the date of the notice of default to cure the breaches and defaults under the terms of the agreement.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company entered into a seven-year lease in September 1997 for its 7,500 square foot corporate headquarters in Clearwater, Florida for rent of approximately $159,000 annually. The facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its supporting scientific offices. In October 2002 the Company entered into a two-year lease for 2,500 square feet of additional office and storage space located in Clearwater, Florida for approximately $32,000 annually. The lease on the Company’s headquarters expires in September 2004. The Company is currently in the process of evaluating the current lease situation to determine its future needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is periodically involved in litigation and regulatory proceedings incidental to the conduct of business and the Company expects that it will be involved in such litigation and regulatory proceedings from time to time. While the Company believes that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case. In addition to the forgoing, the Company is currently involved in the following:

I. On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment has been entered against the Company in the amount of $957,722 for revenues generated for specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability in fiscal year ended 2003 in the amount of the judgment and recorded this as an accrued expense in the accompanying consolidated financial statements. The Company accrued an additional expense in the amount of $145,000 for the fiscal year ended 2003 for revenues generated for specimens processed and stored during the fourth quarter of fiscal 2003 and will continue to accrue an expense at the rate of 6.125% of future revenue derived from the processing of new umbilical cord blood collections and for the storage of cord blood units, until the resolution of pending post-trial motions, recognizing that it is probable that damages will continue to accrue at that rate should the judgment remain in effect. In December 2003, the Company transferred $957,722 into an escrow account. The defendants, including the Company, have filed motions for post-trial relief, and execution of the judgment has been stayed pending disposition of those motions. The plaintiff has also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. Such an injunction, if granted and not stayed or reversed on appeal, would have a material adverse effect on the Company, and could require the Company to enter into an unfavorable license agreement. The Company has not accrued the $2,800,000 as of November 30, 2003, as the Company feels the likelihood of this judgment is remote. Briefing on the post-trial motions of both sides is complete. The Company believes that its motions for post-trial relief are meritorious, but no assurance can be given as to how the Court will rule on the motions. An appeal is likely to follow disposition of those motions.

II. As described in Item 1 above under “International-Europe”, following unsuccessful settlement discussions, in March 2003, CCEU was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application. In July 2003, the Company commenced legal proceedings against CCEU and a affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. In September 2003, the Company and CCEU reached a settlement of the issues in the Dutch proceedings, whereby CCEU agreed to stop using “CRYO-CELL” in its name and the names of its affiliates, and to transfer its related internet domain names to the Company.

The Company has settled its lawsuit against CCEU, and its affiliate CRYO-CELL Switzerland AG, now known as Life Sciences AG (collectively, “Life Sciences”), which was pending in the Circuit Court of the Sixth Judicial District in the State of Florida. In the lawsuit, the Company had sought to recover money damages, unpaid royalty payments due under a license agreement with the Company, and other relief. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. Life Sciences assumed COLTEC’s rights and obligations under the license agreement. The Company had previously advised Life Sciences that, by the Company’s calculation, it owed the Company $323,562 in unpaid royalties. Life Sciences denied liability and asserted a counterclaim for damages and rescission of the license agreement. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation with Life Sciences. The terms of the settlement are confidential. As a result of the settlement, the claims and counterclaim in the lawsuit will be dismissed with prejudice.

III. Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints allege violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. The complaints generally seek, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. Pursuant to the court’s scheduling order, the lead plaintiffs have 45 days from February 17, 2004 to file an amended complaint, after which the Company will respond to the amended allegations. The Company believes the litigation is without merit and intends to defend the litigation vigorously. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim is $175,000.

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

	High	Low
2002
February 28, 2002	6.15	4.65
May 31, 2002	4.70	2.24
August 31, 2002	5.62	2.95
November 30, 2002	3.04	1.56

2003
February 28, 2003	1.94	1.00
May 31, 2003	1.64	.73
August 31, 2003	1.12	.48
November 30, 2003	.89	.60

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of January 15, 2004 the Registrant had 383 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2003, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

Overview

The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. During its history, the Company has engaged in a number of other business activities outside of its core business area, such as development of cellular storage systems, treatment of certain diseases and international operations. During the past several years, the Company has suffered losses, related in large part to impairment of assets related to these non-core businesses, expenses of these non-core businesses and significant litigation expenses.

Going forward, the Company intends to focus on its core business of marketing the U-Cord™ storage program and increasing the number of customers enrolled, with an emphasis in the U.S. market.

Management is currently working to control costs and stabilize the Company’s business by continuing to resolve the disputes facing the Company and by directing resources to the core business. In order to return to profitability, the Company needs to achieve increases in revenue from its U-Cord™ storage programs and reduce expenses. The Company has attempted to increase revenue through two price increases in its storage and processing fees in the past year. These price increases were offset by decreases in the number of new specimens in 2003. The Company cannot assure whether or when it will return to profitability or whether it will be able to sustain profitability, if achieved.

Restatement

Subsequent to the issuance of the Company’s 2002 consolidated financial statements, the Company’s management determined that revisions to the 2002 consolidated financial statements were required. In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of the RSAs and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s consolidated financial statements, sought the guidance of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the RSAs and storage revenue policies should be changed and its previously issued consolidated financial statements restated. Additionally, certain other items were restated due to facts that had become known since the issuance of the Company’s consolidated financial statements for fiscal 2002. The Company became aware that its investment in CCI and Saneron suffered further impairment and that certain pending litigation at November 30, 2002 was settled in May 2003. The cost of the legal settlements aggregating approximately $219,000, the temporary impairment to the investment in Saneron of $218,000, and the additional impairment to the investment in CCI of $478,000 have been reflected in the restated financial statements for fiscal 2002 as required by accounting principles generally accepted in the United States of America

A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Balance Sheet as of November 30, 2002
Investment in European Affiliates	1,218,167	739,667
Receivable-Revenue Sharing Agreement	—	332,895
Investment in Saneron CCEL Therapeutics, Inc.	2,132,505	1,914,826
Total Other Assets	5,066,589	4,703,306
Accrued Expenses	1,128,975	1,217,407
Long-term liabilities- Revenue Sharing Agreements	—	4,416,666
Deferred Revenue	1,018,346	2,228,164
Accumulated other comprehensive loss	(170,318)	(387,997)
Stockholders’ Equity	9,569,018	3,707,165
Statement of Operations for the Year Ended November 30, 2002
Revenues	7,073,094	6,693,777
Cost of Sales	2,495,131	2,404,570
Impairment of Assets	2,637,665	3,262,165
Operating Loss	(5,537,043)	(5,963,061)
Interest Expense	58,854	391,034
Net Loss	(5,327,485)	(6,048,025)

The consolidated financial statements for the year ended November 30, 2002 contained herein have been restated to reflect all of these adjustments and reclassifications.

1.)	The Company has historically generated revenue through the sale of the U-Cord™ storage program to

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

2.)	The Company has entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states) and Tenet. The Company did not enter into any RSAs in fiscal 2002 and there is no assurance that the Company will enter into any RSAs in the future. In the Company’s prior reports the up-front payment received for each RSA was recognized as revenue when the RSA was entered into and the payment under the agreement was reasonably assured. Based upon guidance sought by management from the Office of the Chief Accountant of the SEC, the Company amended and restated fiscal 2002 to record this up-front payment as a long-term liability.

While the Company may not enter into additional RSAs or receive any further up-front payments from entering into RSAs, its earnings is expected to be impacted by the payments it is obligated to make under the existing RSAs. For the year ended November 30, 2002, the Company incurred expenses of $332,180, under the RSAs.

Reclassification of $370,000 that was recorded as an allowance for doubtful accounts from an uncollectible receivable associated with a RSA to a reduction in the long-term liability due to the new accounting treatment for RSAs.

3.)	On May 9, 2003 the Company was advised that CCI was liquidating. Accordingly, the remaining balance of the investment was recorded as an additional asset impairment in the amount of $478,500 as of November 30, 2002 to reduce the Company’s consolidated investment to $0.

4.)	Reclassification of certain depreciation for certain assets as of November 30, 2001 to impairment of assets as of November 30, 2002.

5.)	The Company recorded a receivable for the remaining balance due for the revenue sharing agreement for the state of Florida. The receivable will be reduced through revenue sharing entitlements to their share of net storage revenues. As of November 30, 2002, the balance of the receivable was $332,895.

6.)	The Company restated accrued expenses as of November 30, 2002 to reflect a settlement on litigation that occurred in May 2003, subsequent to the balance sheet date.

7.)	The Company recognized further unrealized losses of $217,679 in 2002 attributable to its investment in Saneron.

8.)	Reclassification of payments made under the RSAs from cost of sales to interest expense.

Results of Operations

Revenues. For the fiscal year ended November 30, 2003, the Company had revenues of $7,549,536 compared to $6,693,777 in the prior fiscal year, representing a 13% increase. The Company recognized a

79% year-over-year increase in recurring annual storage fee revenue from the customer base. New specimens processed during fiscal 2003 decreased 18% compared to fiscal 2002. This unit decrease was offset by the increase in recurring annual storage fees and by two price increases. On May 5, 2003, the Company implemented a price increase of $140 affecting its enrollment, processing and testing fees (“Initial Fee”). This increase began to have a positive impact on revenue and gross profit during the fiscal 2003 third quarter. On September 3, 2003, the Company implemented an additional price increase of $230 to the Initial Fee—this increase had minimal impact on fiscal 2003, but is expected to positively impact fiscal 2004. It is also management’s opinion that certain incorrect rumors and other negative publicity relative to the Company and its operations affected revenues for fiscal 2003. The Company has and will continue to proactively work to correct the misstated items within the marketplace.

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees are deferred and recognized once the processing of the specimens is completed. Had the accounting treatment been in effect, the accumulated deficit would have been $102,000 greater than previously reported as of November 30, 2002. The cumulative impact is reflected in the twelve months ended November 30, 2003. Management does not believe that the impact of this adjustment is material to the November 30, 2002 consolidated financial statements (as restated), or the operating results and earnings for the year ending November 30, 2003, or to prior years.

Cost of Sales. For the fiscal year ended November 30, 2003, cost of sales was $2,625,123, as compared to $2,404,570 in 2002, representing 35% and 36%, respectively, of revenues. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party) in Arizona, which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2003, were $9,712,342 as compared to $6,163,056 in 2002, an increase of $3,549,286 or 58%. Marketing, general and administrative expenses were 129% of revenues in fiscal 2003 compared to 92% for the same period in fiscal 2002. This increase is primarily the result of an increase in legal fees of approximately $965,000, an accrual that was recorded in the amount of $1,103,000 pursuant to a jury verdict entered in October 2003 for the Pharmastem litigation (See Item 3. Legal Proceedings) and the write-off of a deferred consulting agreement with the founder and prior Chairman and Chief Executive Officer of the Company in the amount of approximately $1,288,000. The increase in legal fees is attributable to litigation involving the Company. The Company cannot provide assurance that legal fees will be reduced in the foreseeable future. Marketing, general and administrative expenses relating to SCPT during fiscal 2003 were $634,939 compared with $583,561 for fiscal 2002. These expenses related primarily to salaries, professional fees and consulting fees associated with the continuing development of SCPT. As described under Item 1, the Company has determined to close SCPT, which will result in a decrease in these expenses for 2004. The deferred consulting agreement was written off because during the fourth quarter 2003, the Company made the decision that the prior Chairman and CEO was no longer able to provide advisory services to the Board. As a result of this determination, the unamortized present value of the agreement recorded as a deferred consulting fee asset was expensed in fiscal year ended November 30, 2003.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2003, were $226,679 as compared to $219,659 in 2002, an increase of 3%. As a percentage of revenues, research, development and related engineering expenses were 3% in both 2003 and 2002.

Impairment of Assets. The Company pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. These technologies include the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system CCEL Cellular Storage System. During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the CCEL Cellular Storage System and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. This impairment charge is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive loss. The Company intends to dispose of this equipment during 2004. As a result of this decision, the Company has withdrawn its registration as a medical device manufacturer with the Food and Drug Administration. The Company currently stores all specimens in commercially available cryogenic equipment.

In fiscal 2003, the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU through May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional financing to meet obligations in the normal course of business in 2004. As a result, the Company recorded a $739,670 charge, in 2003, included in impairment of assets, to write-off the investment due to a decrease in the market value that is considered to be other than temporary.

For the year ended November 30, 2002 and 2003, the Company has ownership interest of approximately 43% in Saneron, which is accounted for under the equity method of accounting, along with approximately $1,300,000 and $684,000, respectively, that represents goodwill and is reflected in the investment balance. In February 2003 and as of November 30, 2003, independent valuations appraised the Company’s approximate 43% interest in Saneron at $3,000,000 and $900,000, respectively. As of November 30, 2003, the decline was considered other than temporary. Due to the permanent decline in the value of the Company’s 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets in 2003, to properly reflect the investment balance as of November 30, 2003. As of November 30, 2003 and 2002, the net Saneron investment, which includes goodwill of approximately $684,000 and $1,300,000, respectively, is reflected on the consolidated balance sheets at approximately $799,300 and $1,915,000, respectively.

In fiscal 2002 the following investments were reduced by the amount indicated to reflect their fair market value as of November 30, 2002: CCI - $1,876,575, and CCEU - $268,130. Also during fiscal 2002 management reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $1,117,461 of which $679,678 related to the Company’s abandonment of its third-generation cryogenic preservation equipment. The additional $437,783 charge to operations is for the reduction in value of certain other equipment.

Interest Expense. Interest expense during the fiscal year ended November 30, 2003, was $655,731 compared to $391,034 in 2002. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into five RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states) and Tenet. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $84,030 and $38,346 for the years ended November 30, 2003 and 2002, respectively.

Other Income. Other income for the fiscal year ended November 30, 2003, was $261,494 as compared to

$900,185 in 2002. Other income decreased by approximately $639,000 from 2002 to 2003. Other income for these periods was comprised of revenue recognized on the sale of license agreements, royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Approximately $324,000 of the 2002 amount was associated with the license agreement with Europe, which has not been paid. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation attempting to recover these royalties with Life Sciences. The terms of the settlement are confidential.

There can be no assurances that income from licenses and royalties will continue at the same rates as in the past.

Extinguishment of Revenue Sharing Agreement. In September 2003 the rescission of the two revenue sharing agreements with Tenet, which allowed the Company to eliminate the long-term liability related to the Tenet agreements resulted in the recognition of $666,666 as other income in extinguishment of revenue sharing agreements.

Equity in Losses of Affiliates. Equity in losses of affiliates was $344,840 for the fiscal year ended November 30, 2003 compared to a loss of $521,814 in 2002. During fiscal 2003, the Company identified certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, the Company recorded approximately $257,000 in equity losses of affiliates related to compensation expense that resulted from the stock awards.

Liquidity and Capital Resources

At November 30, 2003, the Company had cash and cash equivalents of $2,452,006 as compared to $1,935,532 in 2002. The increase in cash and cash equivalents was primarily attributable to the maturity of a bond investment that was sold and the proceeds were reclassified to cash and cash equivalents as of November 30, 2003. In December 2003, the Company transferred $958,000 of its cash into an escrow account resulting from entry of a judgment in litigation brought by Pharmastem, described in Item 3, in which the Company is a defendant. The judgment is subject to post-trial motions, and an appeal is likely.

Cash used in operating activities in fiscal 2003 amounted to $1,674,114 which was primarily attributable to the increased marketing, general and administrative expenses that were incurred during fiscal 2003.

Cash provided by investing activities amounted to $1,929,188, which was primarily attributable to the maturity of a bond investment that was sold, and the proceeds were reclassified to cash and cash equivalents as of November 30, 2003.

Cash provided by financing activities in fiscal 2003 amounted to $261,400, which consisted primarily of loans received by SCPT in the amount of $145,000 from an officer, director and shareholder of SCPT. See SCPT’s liquidity and capital resources discussion below.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $1,266,179 at November 30, 2003.

Through November 30, 2003, the Company’s sources of cash have been from sales of its U-Cord™ program to customers, the sales of revenue sharing agreements and the sale of license agreements. The Company does not have a line of credit or other type of financing instrument.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its operations for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. The adequacy of the Company’s cash resources will depend to some extent on its ability to further reduce legal expenses resulting from continuing legal disputes and to minimize the impact of legal settlements or judgments from these disputes.

The Company currently believes that during the next twelve months, capital expenditures will be approximately $1,300,000, principally for machinery, equipment, leasehold improvements, facilities and related expenses. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund these capital expenditures. The Company will consider financing all or a portion of these capital expenditures through borrowings under a line of credit, vendor financing and other financing sources.

Since inception SCPT’s costs and expenses were funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and the sale of common stock. In August 2003, SCPT received a $100,000 interest-bearing loan from an officer, director and shareholder of SCPT (and a shareholder of CRYO-CELL) to fund its operations. The note, including 4% interest, is due on September 5, 2004. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The amended loan agreement, including 4% interest, is due on September 5, 2004 SCPT has pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with the officer, director and shareholder of SCPT for up to $50,000. The loan, including 5% interest, is due on demand or no later than December 31, 2004. To date, cash has been expended primarily for development stage expenses. On January 29, 2004, CRYO-CELL made the decision to close its majority-owned subsidiary, SCPT, following the resignation of SCPT’s Board of Directors and management. CRYO-CELL rejected a restructuring proposal made by SCPT’s management, which the Company concluded would have required substantial additional funding from CRYO-CELL to continue SCPT’s operations, see Item 1.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For further discussion of the Company’s significant and critical accounting policies, refer to Note 1 – “Summary of Critical and Significant Accounting Policies” to the Consolidated Financial Statements contained in Item 7 of this document.

Revenue Recognition

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed. The cumulative effective of the change as of November 30, 2002, would have been a reduction of the accumulated deficit of approximately $102,000. The cumulative impact of the change is reflected in the twelve months ended November 30, 2003. Management does not believe that the impact of this adjustment is material to the operating results and earnings for the year ending November 30, 2003 or to prior years.

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned and includes in revenue. Shipping and handling costs are expensed and included in cost of sales.

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

Revenue Sharing Agreements

The Company has entered into RSAs with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as revenue. The Company, after discussions with its prior auditors and the staff of the Office of the Chief Accountant at the SEC, presently records this up-front fee as a long-term liability. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSAs receivables for collectibility. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

License and Royalty Agreements

The Company previously entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically paid a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, bond investments and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate.

Litigation

The Company is periodically involved in litigation and regulatory proceedings incidental to the conduct of our business and the Company expects that it will be involved in such litigation and regulatory proceedings from time to time. The Company regularly reviews any such litigation and regulatory proceedings for possible adverse outcomes, and provides estimates for the possible liability to the Company from such adverse outcomes, as it considers appropriate.

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a deferred consulting fee with a related deferred consulting obligation. During the fourth quarter 2003, the Company determined that the prior Chairman and Chief Executive Officer was no longer able to provide advisory services to the Board. As a result of this determination, the unamortized present value of the deferred consulting fee asset was recognized as an expense for the year ended November 30, 2003.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We have recently incurred significant losses. For the year ended November 30, 2003, we incurred a net loss of $7,521,636. As of November 30, 2003 we have an accumulated deficit of $26,552,758. We may incur additional losses as we continue to adjust our costs and expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We cannot assure our stockholders that we will achieve significant additional revenues, or that we will become profitable and, if so, sustain profitability into the future. It is possible that we may encounter continued unexpected expenses. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our stockholders that additional capital will be available to us in the future on favorable terms, or at all. The various elements of our business strategies, including marketing activities and obtaining increased market acceptance, may require additional future capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to operate profitably, including further research and development and sales and marketing activities, would be significantly limited.

Possible Need for Additional Capital

The Company currently has approximately $3,700,000 in cash, cash equivalents and liquid marketable securities and other investments. However, in December 2003, the Company transferred $958,000 of its cash into an escrow account resulting from entry of a judgment in litigation brought by Pharmastem, described in Item 3, in which the Company is a defendant. The judgment is subject to post-trial motions, and an appeal is likely. The Company believes it has sufficient capital to fund its operations for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. The adequacy of the Company’s cash resources will depend to some extent on its ability to further reduce legal expenses resulting from continuing legal disputes and to minimize the impact of legal settlements or judgments from these disputes. There can be no assurance that sales will continue to increase or even maintain current levels. The Company currently believes that during the next twelve months, capital expenditures will be approximately $1,300,000, principally for machinery, equipment, leasehold improvements, facilities and related expenses. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund these capital expenditures. The Company will consider financing all or a portion of these capital expenditures through borrowings under a line of credit, vendor financing or other financing sources. There can be no assurance that such capital, if needed, will be available.

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

Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003 and have successfully updated that registration for 2004, thus meeting the compliance requirement. The FDA has proposed rules for that will regulate current Good Tissues Practices (cGTP), HCT/Ps and current CGTP. The final rules are to become effective during 2004. Also, the Company has been regulated as a medical device manufacturer under the FDA’s regulations because of its development of stem cell storage systems. In February 2004, the Company requested the FDA to cancel its device manufacturer registration and device listing. Future FDA conditions or regulations could adversely impact or limit our ability to market or perform or services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a portion or our other income and our international growth may be limited if we are unable to successfully manage our international activities.

Our licensing activities in Europe, Israel and Mexico/Central America, accounted for $261,494 and $900,185 of other income for the years ended November 30, 2003 and 2002 respectively. In addition, we have made direct equity investments in Cryo-Cell Europe NV (7%) and Cryo-Cell Italia, Srl. (24%). We are subject to a number of challenges that relate to our international business activities. Our growth and future license income and return on investments from these sources will be impacted by these challenges, which include:

•	Our inability to derive any royalties to date from CCI due to Italian law limitations regarding the storage of umbilical cord blood which contributed to the commencement of liquidation proceedings of CCI in May 2003;

•	Our modifications to the license agreement with CCEL ME from covering the entire Middle East to covering Israel;

•	Failure of local laws to provide the same degree of protection against infringement of our intellectual property rights;

•	Certain laws and business practices that could prevent our business from operating or favor local competitors, which could slow or limit our growth in international markets;

•	Entering into licensing agreements with organizations capable of undertaking and sustaining operations; and

•	The expense of entering into licensing and investment arrangements in new foreign markets.

Currently, the majority of our international license fees are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful and may suffer. In fiscal 2002 we wrote down the carrying value of our investment in CCI (after reflecting our pro rata share of losses incurred in CCI of $73,425) from $1,876,575 to $0, due to the regulatory difficulties encountered in Italy. In fiscal 2002 we wrote down $128,540 of our royalty receivable from CCEU and the carrying value of our investment CCEU (after reflecting our pro rata share of losses incurred in CCEU of $142,203) from $1,002,797 to $739,667. In fiscal 2003 we wrote down the remaining investment in CCEU in the amount of $739,667. To the extent our international business activities do not significantly improve in the near future we could have further write-downs of receivables arising from our licensing agreements.

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

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment has been entered against the Company in the amount of $957,722 for revenues generated for specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability in fiscal year ended 2003 in the amount of the judgment and recorded this as an accrued expense in the accompanying consolidated financial statements. The Company accrued an additional expense in the amount of $145,000 for the fiscal year ended 2003 for revenues generated for specimens processed and stored during the fourth quarter of fiscal 2003 and will continue to accrue an expense at the rate of 6.125% of future revenue derived from the processing and storage of new umbilical cord blood collections and for the storage of those cord blood units that were collected since April 11, 2000, until the resolution of pending post-trial motions, recognizing that it is probable that damages will continue to accrue at that rate should the judgment remain in effect. In December 2003, the Company transferred $957,722 into an escrow account. The defendants, including the Company, have filed motions for post-trial relief, and execution of the judgment has been stayed pending disposition of those motions. The plaintiff has also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. Such an injunction, if granted and not stayed or reversed on appeal, would have a material adverse effect on the Company, and could require the Company to enter into an unfavorable license agreement. The Company has not accrued the $2,800,000 as of November 30, 2003, as the Company feels the likelihood of this judgement is remote. Briefing on the post-trial motions of both sides is complete. The Company believes that its motions for post-trial relief are meritorious, but no assurance can be given as to how the Court will rule on the motions. An appeal is likely to follow disposition of those motions. This litigation relates to an integral part of the services we provide which account for essentially all of the Company’s revenues for the year ended November 30, 2003. If the Company loses the appeal against Pharmastem for the patent infringement claims, payments required to be made to the plaintiffs under the judgment would adversely affect the Company’s cash resources. Further, the Company may be prevented from marketing our services as currently configured without first obtaining a license to the disputed intellectual property from the successful party or modifying the services the Company offers. Obtaining a license could be expensive and could result in serious harm to the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop marketing its services that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in this lawsuit, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure during the discovery process.

A failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 60,000 specimens in Clearwater, Florida and approximately 15,000 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to patient privacy.

Regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that require us to adopt business procedures designed to protect the privacy of each of our patients’ individual health information. The Department of Health and Human Services recently issued health privacy regulations, which required compliance by April 14, 2003 for most health care organizations, including us, and we may incur additional costs associated with compliance. We cannot predict the impact of these regulations on our business. Compliance with these regulations may require management to spend substantial time and effort on compliance measures. If we fail to comply with the new regulations, we could suffer civil penalties up to $100 per violation with a maximum penalty of $25,000 per each requirement violated per calendar year and criminal penalties with fines up to $250,000 per violation.

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

We have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying cash dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay cash dividends on common stock will be made by the CRYO-CELL Board of Directors from time to time in the exercise of its business judgment. Furthermore, we may be restricted from paying dividends by the terms of any credit facility we enter into.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, our stock price has fluctuated from a high of $6.15 to a low of $.48. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities. As a result, investors in our common stock may not be able to resell their stock at or above the price at which they purchase it. Our stock was delisted from the Nasdaq SmallCap market in July 2003 and now is traded on the Over-the-Counter Bulletin Board.

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

The consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated financial statements are attached as part of this report.

FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Cryo-Cell International, Inc.:

We have audited the accompanying consolidated balance sheet of Cryo-Cell International, Inc. and Subsidiaries (a Delaware corporation) as of November 30, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and Subsidiaries as of November 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Tampa, Florida

February 25, 2004

WEINICK SANDERS LEVENTHAL & CO., LLP	1375 BROADWAY NEW YORK, N.Y. 10018-7010

CERTIFIED PUBLIC ACCOUNTANTS	212-869-3333
FAX: 212-764-3060
WWW.SLCO.COM

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors

CRYO-CELL International, Inc.

We have audited the accompanying consolidated balance sheets of CRYO-CELL International, Inc. and Subsidiaries as of November 30, 2002, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYO-CELL International, Inc. and Subsidiaries as of November 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the consolidated financial statements, in 2002 the Company changed its method of accounting for intangible assets.

As discussed in Note 17 of the consolidated financial statements, the consolidated financial statements as at November 30, 2002 for the years then ended have been restated.

/s/ Weinick Sanders Leventhal & Co., LLP

New York, N. Y.

February 20, 2003 (Except for Notes 17

    and portions of Notes 1, 4, 5, 8, 10, 13, 14, and 16

    as to which the date is June 13, 2003)

Item 1.	Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2003	November 30, 2002
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$2,452,006	$1,935,532
Marketable securities and other investments	798,077	3,127,843
Accounts receivable and advances (net of allowance for doubtful accounts of $200,010 and $89,010)	483,926	281,911
Receivable - Affiliates (net of allowance for doubtful accounts of $128,540)	195,022	412,071
Notes receivable (net of allowance for doubtful accounts of $41,000)	100,000	210,750
Prepaid expenses and other current assets	366,579	112,115

Total current assets	4,395,610	6,080,222

Property and Equipment-net	1,354,619	2,632,831

Other Assets
Marketable securities and other investments	468,102	—
Receivable - Revenue sharing agreement	100,525	332,895
Investment in Saneron CCEL Therapeutics, Inc.	799,328	1,914,826
Investment in European Affiliates	—	739,667
Deferred consulting fees	—	1,438,412
Deposits and other assets	99,004	277,506

Total other assets	1,466,959	4,703,306

Total assets	$7,217,188	$13,416,359

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$340,731	$391,269
Loan payable to related party	145,000	—
Accrued expenses	1,637,540	1,217,407
Deferred revenue	2,108,292	1,209,818

Total current liabilities	4,231,563	2,818,494

Other Liabilities
Deferred revenue	1,686,916	1,018,346
Long-Term Liability-Revenue sharing agreements	3,750,000	4,416,666
Deferred consulting obligation	1,339,718	1,455,688

Total other liabilities	6,776,634	6,890,700

Minority Interest	—	—

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,352,379 issued and outstanding)	113,524	113,524
Additional paid-in capital	23,295,659	23,012,760
Treasury stock	(535,912)	—
Accumulated other comprehensive loss	(111,522)	(387,997)
Accumulated deficit	(26,552,758)	(19,031,122)

Total stockholders’ (deficit) equity	(3,791,009)	3,707,165

	$7,217,188	$13,416,359

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	November 30, 2003	November 30, 2002
		(As Restated)
Revenue	$7,549,536	$6,693,777

Costs and Expenses:
Cost of sales	2,625,123	2,404,570
Marketing, general & administrative expenses	9,712,342	6,163,056
Research, development and related engineering	226,679	219,659
Impairment of assets	2,154,246	3,262,165
Depreciation and amortization	353,852	607,388

Total cost and expenses	15,072,242	12,656,838

Operating Loss	(7,522,706)	(5,963,061)

Other Income (Expense):
Interest income	53,244	128,270
Interest expense	(655,731)	(391,034)
Other income	261,494	900,185
Extinguishment of revenue sharing agreements	666,666	—
Other expense	—	(112,713)
Settlement on litigation	—	(319,175)
Gain on sale of fixed asset	41,548	—
Loss on sale of marketable securities	(20,210)	—

Total other income	347,011	205,533

Loss before income taxes, equity in losses of affiliates and minority interest	(7,175,695)	(5,757,528)

Income taxes	(1,101)	(161,500)
Equity in losses of affiliates	(344,840)	(521,814)
Minority interest	—	392,817

	(345,941)	(290,497)

Net Loss	$(7,521,636)	$(6,048,025)

Net loss per common share - basic and diluted	$(0.66)	$(0.53)

Number of Common Shares Used In Computation
Basic and diluted	11,352,379	11,342,584

Comprehensive loss:
Net loss:	$(7,521,636)	$(6,048,025)
Other comprehensive loss:
Net change in unrealized loss	256,265	(430,493)

Reclassification adjustment for losses included in net loss	20,210	—

Comprehensive loss	$(7,245,161)	$(6,478,518)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30, 2003	November 30, 2002
		(As Restated)
Cash Flows from Operating Activities
Net Loss	$(7,521,636)	$(6,048,025)
Adjustments to reconcile net loss to cash (used) provided in operating activities:
Depreciation and amortization	452,577	802,446
Loss on sale of marketable securities held to maturity	20,210	—
Gain on sale of property and equipment	(41,548)	—
Compensatory element of stock options	66,749	108,368
Issuance of common stock for services rendered	216,150	42,800
Provision for doubtful accounts	241,750	224,540
Charge for impairment of assets	2,337,122	3,262,165
Expired options	—	212,713
Dividend income reinvested in marketable securities	(4,474)	—
Equity in losses of affiliates	86,758	521,814
Minority interest	—	(392,817)
Extinguishment of Long-term liabilities-Revenue sharing agreements	(666,666)
Deferred consulting fees	1,438,412	—
Changes in assets and liabilities:
Accounts receivable and advances	(333,015)	(141,603)
Receivable - Affiliates	217,049	759,389
Notes receivable	—	(180,000)
Prepaid expenses and other current assets	(254,464)	51,494
Deposits	134,273	207,914
Accounts payable	(50,538)	276,327
Deferred revenue	1,567,044	(506,004)
Accrued expenses	420,133	991,412

Net cash (used in) provided by operating activities	(1,674,114)	192,933

Cash flows from investing activities:
Purchases of property and equipment	(186,349)	(1,137,885)
Sale of property and equipment	116,761	—
Payments for intangible assets	—	(3,108)
Purchase of marketable securities and other investments	(300,272)	(3,079,661)
Proceeds from sale of marketable securities and other investments	2,299,048

Net cash provided by (used in) investing activities	1,929,188	(4,220,654)

Cash flows from financing activities
Proceeds from the sale of subsidiary’s securities	—	391,830
Long-term liability revenue sharing agreements	—	(130,000)
Receivable - revenue sharing agreements	232,370	130,940
Proceeds from notes payable	—	33,000
Proceeds from the exercise of stock options and sale of warrants	—	43,000
Proceeds from loan payable to related party	145,000	—
Repayments of deferred consulting obligation	(115,970)	(46,268)

Net cash provided by financing activities:	261,400	422,502

Increase (decrease) in cash and cash equivalents	516,474	(3,605,219)
Cash and cash equivalents - beginning of period	1,935,532	5,540,751

Cash and cash equivalents - end of period	$2,452,006	$1,935,532

Supplemental disclosure of cash flow information:
Interest	$655,731	$391,034

Income taxes	$161,500	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net loss as a component of investment in Saneron	$123,627	$—

Change in unrealized net gain (loss) as a component of marketable securities and shareholders’ equity	$152,848	$—

Conversion of debt and accrued interest into common stock	$—	$523,100

Reclassification of company stock held by Saneron	$535,912	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 1, 2001, as restated	11,329,379	$113,285	$22,296,718	$—	$42,496	$(12,983,097)	$9,469,402
Gain on sale of minority interest in Stem Cell Preservation Technologies, Inc.	—	—	391,830	—	—	—	391,830
Conversion of debt into Stem Cell Preservation Technologies, Inc., common stock	—	—	523,100	—	—	—	523,100
Minority interest share of capital contribution to Stem Cell Preservation Technologies, Inc. by Parent Company	—	—	(521,049)	—	—	—	(521,049)
Reclassification of minority interest	—	—	128,232	—	—	—	128,232
Net decrease in value of marketable securities			—	—	(430,493)	—	(430,493)
Shares issued for services rendered	10,000	109	42,691	—	—	—	42,800
Compensatory element of non-employee stock options		—	108,368	—	—	—	108,368
Shares issued upon exercise of options	13,000	130	42,870	—	—	—	43,000
Net loss	—	—	—	—	—	(6,048,025)	(6,048,025)

Balance at November 30, 2002, as restated	11,352,379	113,524	23,012,760	—	(387,997)	(19,031,122)	3,707,165

Shares issued for services rendered	—	—	216,150	—	—	—	216,150
Net increase in value of marketable securities	—	—	—	—	12,780	—	12,780
Compensatory element of non-employee stock options	—	—	66,749	—	—	—	66,749
Reclassification of Company shares to treasury stock	—	—	—	(535,912)	263,695	—	(272,217)
Net loss	—	—	—	—	—	(7,521,636)	(7,521,636)

Balance at November 30, 2003	11,352,379	$113,524	$23,295,659	$(535,912)	$(111,522)	$(26,552,758)	$(3,791,009)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003 and 2002

NOTE 1 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

CRYO-CELL International, Inc. (“the Company” or “CRYO-CELL”) was incorporated in Delaware on September 11, 1989 and is located in Clearwater, FL. The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The revenues recognized to date have been from the sales of the U-Cord program to customers. The Company’s headquarters facility in Clearwater, Florida handles all aspects of its business operations including the processing and storage of specimens. In October 2002 the Company introduced a dual storage program whereby a portion of newly processed specimens will be stored in the Company’s Clearwater, Florida facility and the balance of the collected specimen will be stored at a facility in Arizona owned by a related party. The specimens are stored in commercially available cryogenic storage equipment.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.) and CCEL Bio-Therapies, Inc., in 1993. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc. and Stem Cell Preservation, Inc. did not have operations during fiscal years ended November 30, 2003 and 2002. As of November 30, 2001, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. (Note 2).

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCTI’). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. The accompanying consolidated financial statements as of November 30, 2003 and 2002 reflect the investment in SCTI under the equity method of accounting.

On September 20, 2001, the Board of Directors authorized the exchange of a 90% interest in one of its subsidiaries, Safti-Cell, Inc., to Redrock Partners. Redrock Partners contributed land and plans to construct a new storage and preservation facility in Arizona that is now in use as described above. Prior to the exchange this subsidiary had no assets, liabilities or equity. In May 2001, Redrock Partners paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. One of the Redrock Partners became a director of the Company in October 2001 and is a shareholder of the Company.

In September 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, N.V. (‘CCEU’) for $1,000,000. In fiscal 2001 the Company through a subsidiary, Stem Cell Preservation Technologies, Inc., (‘SCPT’) acquired an additional 1% of CCEU for $150,000. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company charged $265,333 to operations as an asset impairment in fiscal 2002. The Company reviewed this investment during 2003 and determined that the investment had suffered further impairment. As a result, the Company charged $739,667 to operations in fiscal 2003 which is included as an impairment of assets in the accompanying consolidated statements of operations and comprehensive loss.

The Company on August 28, 2001 purchased 21.9% of CRYO-CELL Italia, S.r.l. (‘CCI’) from CCEU for $1,800,000. The purchase was effectively paid for through the exercise of stock options by CCEU to purchase 200,000 shares of the Company’s common stock. SCPT in October 2001 acquired a 2.19% interest in CCI from CCEU for $150,000. The purchase price of the interests in CCI by both the Company and SCPT included a 21.9% and 2.19% interest, respectively, in a yet to be formed umbilical cord blood bank entity which is planned to commence operations. The Company has the first right of refusal to purchase from CCEU its remaining 18.91% interest in CCI. On October 3, 2001, the Company issued CCEU 17,750 shares of the Company’s common stock whose fair value at issuance was $112,713 as payment for an option to acquire an additional 60% interest in CCEU for $13,500,000. During fiscal year 2002 the Company decided not to exercise this option and accordingly, the Company charged to operations as other expense the cost of the option. Experts reviewed both of these investments for impairment and as of November 30, 2002 these assets were deemed to be impaired. As a result of this appraisal, the Company determined that the value of its investment had been impaired by $1,398,075, which was originally charged to operations in fiscal 2002. In May 2003 the Company was advised that CCI was being forced to liquidate. Accordingly, the Company charged the remaining carrying value of $478,500 to operations in fiscal 2002 as an asset impairment in connection with the 2002 restated consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2003 and 2002 and for the years then ended include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated upon consolidation.

In April 2003, upon the advice of its then auditors, management reviewed its policy of recognition of revenue from the sale of revenue sharing agreements and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s consolidated financial statements for the years ended November 30, 2002 and 2001, sought the guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the accounting treatment of the revenue sharing agreements and the storage revenue policies should be changed and the Company’s previously issued consolidated financial statements (refer to Note 17) should be restated.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk. The Company may from time to time invest some of its cash funds in certificates of deposit and bond investments maintained by brokers who are insured under Securities Investor Protection Corporation, (SIPC). The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts it investment strategy as is deems appropriate.

The Company depends on one company for the source of its collection kits. However, the Company believes that alternative manufacturing sources are available.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Reclassifications

Reclassifications have been made to the November 30, 2002 consolidated financial statements to conform to the November 30, 2003 presentation, including the reclassification of the minority interests into additional paid-in-capital. The aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of the Company’s majority owned subsidiary. As a result the minority interest on the consolidated balance sheet is reflected as $0 and the Company recognizes 100% of the subsidiaries losses in the consolidated statements of operations and comprehensive loss.

Revenue Recognition

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed. The cumulative effective of the change as of November 30, 2002, would have been a reduction of the accumulated deficit of approximately $102,000. The cumulative impact of the change is reflected in the twelve months ended November 30, 2003. Management does not believe that the impact of this adjustment is material to the operating results and earnings for the year ending November 30, 2003, or to prior years.

The Company also records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned and includes in revenue. Shipping and handling costs are expensed and included in cost of sales.

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

License and Royalty Agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically paid a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for license and royalty revenue, the Company uses estimates and judgments in determining the timing and amount of revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

Cash and Cash Equivalents

Cash and equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. Included within cash and cash equivalents is a bond investment for $1,798,856 as of November 30, 2003.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, bond investments and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year.

Accounts Receivable and Advances

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that one accounting impairment model be used for long-lived assets held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from uses of the assets and their eventual disposition. As of November 30, 2003 and 2002 the Company evaluated the realizability of its long-lived assets and recorded impairments of assets. As of November 30, 2003, the Company recorded an impairment of assets of $771,000 with regards to the CCEL Cellular Storage Systems. As of November 20, 2002, the Company recorded an impairment of assets of $1,117,461, of which $679,678 related to the Company’s third generation cryogenic preservation equipment and $437,783, which was for the excess quantity of equipment.

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

Deferred Consulting Fees

During fiscal 2002, the Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a deferred consulting fee with a related deferred consulting obligation. During the fourth quarter 2003, the Company determined that the prior Chairman and Chief Executive Officer was no longer able to provide advisory services to the Board. As a result of this determination, the unamortized present value of the deferred consulting fee asset was recognized as an expense for the year ended November 30, 2003.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Management is unable to determine if the utilization of the deferred tax asset is more likely than not and, accordingly, the tax asset has been fully reserved at November 30, 2003 and 2002.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord specimens.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of the instruments. The carrying value of investments in marketable securities and other investments approximates fair value. The carrying amount of notes receivable represents fair value as the interest rate on the notes receivable approximates current interest rates to be received on similar current notes receivable.

Management believes that the carrying amount of the loan payable to related party represents fair value. The fair values of all other financial instruments are estimated by management to approximate carrying amounts.

Loss per Common Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”) which requires the disclosure of basic and diluted earnings per common share for all periods presented. Loss per share is based on net loss and not comprehensive loss. Basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company did not present diluted earnings per share, as the effect of potentially dilutive shares from outstanding stock options would be antidilutive.

Employees Stock Plans

The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”). In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which is effective for years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted. Certain stock options have been issued to consultants and accounted for under SFAS No. 123.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in interim consolidated financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation. SFAS No. 148 was effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure requirements of SFAS 148 as of December 1, 2002.

Had SFAS No. 123 been implemented, the Corporation’s net loss and loss per share would have been increased to the amounts indicated below for the years ended November 30, 2003 and November 30, 2002:

	Year Ended
	November 30, 2003	November 30, 2002 (as restated)
Net Loss, as reported	$(7,521,636)	$(6,048,025)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(574,073)	(170,456)
Pro forma net loss	$(8,095,709)	$(6,218,481)
Loss per share:
Basic and diluted-as reported	$(.66)	$(.53)
Basic and diluted-pro forma	$(.71)	$(.55)

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that are entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which was revised in December 2003. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company is currently evaluating the impact FIN 46 will have on Company for 2004.

NOTE 2 – STEM CELL PRESERVATION TECHNOLOGIES, INC.

In 2001, CRYO-CELL announced the decision to spin off its subsidiary, Stem Cell Preservation Technologies, Inc. (“SCPT”), through the distribution of shares of SCPT common stock to CRYO-CELL’s stockholders of record on August 31, 2001. These shares were not distributed. SCPT was a development stage company, which was to be involved in the development of marketing programs for the collection and preservation of adult stem cells.

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

In August 2002, CRYO-CELL contributed $600,000 cash and 645,161 shares of its common stock (valued at $2,400,000 on the date of contribution) to SCPT to acquire a revenue sharing agreement for the States of Illinois and New York from SCPT. The transaction was accounted for on each entity’s books at historical cost, with no cost basis for the stock. The additional contribution and the related revenue sharing agreement are eliminated upon consolidation.

Through November 30, 2003, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of November 30, 2003 and 2002 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive loss during the fiscal year ended November 30, 2003 and 2002, of approximately $93,000 and $128,000, respectively.

In August 2003, SCPT received a $100,000 interest-bearing loan from an officer, director and shareholder of SCPT (and who is a shareholder of CRYO-CELL) to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The note, including interest of 4%, is due on September 5, 2004. SCPT has pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with the officer, director and shareholder of SCPT for up to $50,000. The loan, including accrued interest at a rate of 5%, is due on demand, no later than December 31, 2004. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At November 30, 2003 and 2002, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. See Note 14 and 15 regarding Revenue Sharing Agreements and Related Party Transactions. In accordance with SFAS No. 144, the closing of SCPT does not represent a discontinued operation as of November 30, 2003.

The CRYO-CELL Board intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

NOTE 3- MARKETABLE SECURITIES AND OTHER INVESTMENTS.

The Company has certain investments in marketable securities and a bond investment, which are categorized as marketable securities on the accompanying balance sheets and accounted for under SFAS 115, “Accounting for Certain Debt and Equity Instruments” (“SFAS No. 115”). Marketable securities were $1,266,179 and $3,127,843 at November 30, 2003 and 2002, respectively. In accordance with SFAS 115, the Company recorded a realized loss of approximately $20,210 and $0 for the twelve months ended November 30, 2003 and 2002, respectively, in conjunction with certain marketable securities. The bond investment of approximately $1,800,000 as of November 30, 2002, had been classified as held to maturity and has been recorded at amortized cost in accordance with SFAS 115. Also included within marketable securities on the accompanying consolidated balance sheet as of November 30, 2003 are certificates of deposits of approximately $1,068,000 recorded at cost that are not accounted for under SFAS 115.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investment. The fair value of other investments as of November 30, 2003 and 2002 was $30,780 and $12,960, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was $185,220 and $203,040 as of November 30, 2003 and 2002, respectively.

NOTE 4 - INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For the year ended November 30, 2002 and 2003, the Company has ownership interest of approximately 43% in Saneron, which is accounted for under the equity method of accounting, along with approximately $1,300,000 and $684,000, respectively, that represents goodwill and is reflected in the investment balance. In February 2003 and November 30, 2003, independent valuations appraised the Company’s approximate 43% interest in Saneron at $3,000,000 and $900,000, respectively. As of November 30, 2003, the decline is considered other than temporary due to the permanent decline in the value of the Company’s 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets, to properly reflect the investment balance as of November 30, 2003. As of November 30, 2003 and 2002, the net Saneron investment, is reflected on the consolidated balance sheets at approximately $799,300 and $1,915,000, respectively.

For the fiscal year ended November 30, 2003 and 2002, the Company recorded equity in losses of Saneron operations of approximately $86,800 and $303,000, respectively. During fiscal year 2003, the Company identified certain stock awards that were granted by SCTI at below fair market value to certain members of SCTI management who represent owners of SCTI and serve on the SCTI’s board of directors. As a result, the Company recorded approximately $258,000 in equity losses of affiliates related to compensation expense that resulted from the stock awards.

As of November 30, 2003, the Company has classified the initial value of Company stock held by Saneron of approximately $835,000 within stockholders’ equity including $536,000 in treasury stock.

CRYO-CELL Europe N V

In September 2000, the Company purchased a 6% equity interest in CCEU for $1,000,000. In October 2001 the Company’s subsidiary, SCPT acquired a 1% interest in CCEU for $150,000. The Company charged operations $145,000 in fiscal 2002 to reflect its pro rata share of CCEU’s operations. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company charged $265,333 to operations as an asset impairment for the year ended November 30, 2002. In fiscal 2003, the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU through May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional financing to meet obligations in the normal course of business in 2004. As a result, the Company recorded a $739,670 charge, in 2003, included in impairment of assets, to write-off the investment due to a decrease in the market value that is considered to be other than temporary.

On October 3, 2001, the Company issued to CCEU, 17,750 shares of the Company’s common stock, whose fair value at issuance was $112,713, as payment for an option to acquire an additional 60% interest in CCEU for $13,500,000. The Company decided not to exercise this option and accordingly, the Company charged $112,713 to operations as other expense in fiscal 2002.

CRYO-CELL Italia, S.r.l.

On August 28, 2001, the Company purchased a 21.9% interest in CCI from CCEU valued at $1,800,000. SCPT, simultaneous with its investment in CCEU referred above, also acquired a 2.19% interest in CCI from CCEU for $150,000 in cash. The Company’s equity purchase of $1,800,000 was facilitated by the exercise of previously issued stock options from CCEU (see “Note 10 – Commitment and Contingencies”). The Company’s investments in shares of CCI were in anticipation of CCI’s opening of an umbilical cord blood bank within Italy. In connection with its purchase of an interest in CCI, the Company also received a first right of refusal to purchase from CCEU its remaining 18.91% interest in CCI. The excess of cost of the investment in CCI over the book value of Italia at the time of acquisition was approximately $1,950,000. The Company originally recorded its effective 24.09% interest (on a combined basis with SCPT) in CCI under the equity method, with approximately the cost of the Company’s cost of the equity investment. The Company charged operations $73,425 in fiscal 2002 to reflect its pro rata share of CCI’s operations. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment had been impaired by $1,398,075, which was originally charged to operations in fiscal 2002. In May 2003 the Company was advised that CCI was being forced to liquidate. Accordingly, the Company charged the remaining carrying value of $478,500 to operations in fiscal 2002 as an asset impairment in connection with the 2002 restated consolidated financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2003	2002 (as restated)
Condominium	$—	$85,000
Furniture and equipment	1,805,571	1,641,041
Cellular storage units	150,000	150,000
Leasehold improvements	417,856	402,338
Equipment not placed in service	246,512	1,242,211

	2,619,939	3,520,590

Less: Accumulated Depreciation	(1,265,320)	(887,759)

	$1,354,619	$2,632,831

Depreciation expense was $408,348 in 2003 and $642,218 in 2002 and is included in cost of sales and depreciation and amortization expense in the accompanying consolidated financial statements.

NOTE 6 - IMPAIRMENT OF PROPERTY AND EQUIPMENT.

The Company pioneered several technologies that allow for the processing and storage of specimens in a cryogenic environment. These technologies include the storage of fractionated (separated) U-Cord™ stem cells and the development and patenting of the first computer controlled, robotically operated cryogenic storage system (CCEL Cellular Storage System). During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the CCEL Cellular Storage System and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. This impairment charge is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive loss. The CCEL Cellular Storage System is included in cellular storage units and equipment not placed in service in the table in Note 5. The Company intends to dispose of this equipment during 2004. The Company currently stores all specimens in commercially available cryogenic equipment.

During fiscal 2002 the Company reviewed its long-lived assets and determined that certain equipment was not being fully utilized and would be not be utilized in the foreseeable future and had suffered permanent impairment in value. The aggregate charge to operations was $1,117,461 of which $679,678 related to the Company’s third generation cryogenic preservation equipment (‘CCEL III’), which is being abandoned. The other $437,783 charge to operations was for the excess quantity of equipment.

NOTE 7 - ACCRUED EXPENSES.

Accrued expenses and other withholdings are as follows:

	November 30,
	2003	2002 (as restated)
Consultants and patent costs	$1,034	$1,137
State income and franchise taxes	20,876	161,500
Legal and accounting	185,826	606,850
Research, development and engineering costs	43,761	210,000
Payroll and payroll taxes	66,979	116,665
Patent infringement judgment	1,102,968	—
General expenses	216,096	121,255

	$1,637,540	$1,217,407

NOTE 8 - INCOME TAXES.

The Company has no provisions for current or deferred federal income taxes for the years ended November 30, 2003 and 2002. The tax provision amounts for November 30, 2003 and 2002, relate soley to current state taxes.

As of November 2003 and 2002 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	November 30,
	2003	2002 (as restated)
Deferred tax assets:
Deferred income	$2,079,000	$1,992,000
Net operating loss carryforwards	4,802,000	1,536,000
Tax over book basis in unconsolidated affiliate	1,876,000	1,243,000
Valuation receivables	75,000	97,000
Depreciation and amortization	(606,000)	(224,000)
Property asset impairment	695,000	366,000
Accrued payroll	145,000	—
Other	98,000	157,000

	9,164,000	5,167,000
Less: Valuation allowance	(9,164,000)	(5,167,000)

	$—	$—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2003 and 2002, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

Year	Amount
2009	$133,252
2010	295,551
2011	—
2012	1,008,833
2018	1,783,543
2019	577,175
2020	1,357,991
2021	—
2022	4,221,490
2023	3,355,801

$12,733,636

A reconciliation of income tax benefits with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2003	%	2002 (restated)%
Loss before income taxes, equity in loss of affiliates and minority interest	$(7,175,695)	—	$(5,757,528)	—

Tax at Federal Statutory Rate	(2,440,000)	34.0	(1,958,000)	34.0
Contribution of Capital by Parent Corporation that is Taxable	(1,013,000)	14.1	1,013,000	17.6
State Income Tax Effect	—	—	106,500	1.8
Increase in valuation allowance	3,569,000	(49.7)	1,005,000	17.4

Other	(114,900)	1.6	(5,000)	—

Total income taxes	$1,100	—	$161,500	2.8

NOTE 9 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During fiscal 2002, the Company issued 13,000 common shares to option holders who exercised options for $43,000.

The Company received compensation, consulting, property assets and professional legal services rendered in exchange for 10,000 shares in 2002 of its common stock. The fair value of the shares issued was $42,800 in 2002. In partial consideration for two RSAs, which the Company purchased from its majority owned subsidiary, SCPT, the Company issued 645,161 shares of its common stock, which had a fair value of $2,400,000 at the date of issuance during October 2002. These shares are not reflected as outstanding in the accompanying consolidated financial statements as they are eliminated in consolidation.

Employee Incentive Stock Option Plan

In 2000 the Company adopted an Employee Incentive Stock Option Plan (“the Plan”), and has

reserved 1,500,000 shares of the Company’s common stock for issuance under the Plan. In 2002 the Company had an additional 750,000 shares approved for issuance under the Plan. Employee options under the Plan have a term of five years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

Stock Options

Stock option activity for the two years ended November 30, 2003, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 1, 2001	1,855,050	$5.60
Granted	456,500	3.73
Exercised	(13,000)	3.25
Terminated	(335,750)	4.51

Outstanding and exercisable at November 30, 2002	1,962,800	5.37
Granted	1,001,400	.67
Exercised	—	—
Terminated	(1,656,300)	5.67

Outstanding and exercisable at November 30, 2003	1,307,900	$1.38

Significant option groups outstanding at November 30, 2003 and related price and contractual life information are as follows:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Weighted Average Average Remaining Contractual Life
$0.54 to $0.99	925,000	$0.56	4.7
$1.00 to $ 2.00	48,000	$1.99	3.9
$2.01 to $ 3.00	163,400	$2.37	3.9
$3.01 to $ 4.00	77,500	$3.68	1.2
$4.01 to $ 5.00	36,000	$4.93	2.3
$5.01 to $ 6.00	53,000	$5.70	3.0
$6.01 to $ 7.00	2,000	$6.50	2.0
$7.01 to $ 10.00	3,000	$9.28	2.7

	1,307,900

Certain stock options have been issued to non-employee consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the year ended November 30, 2003 and November 30, 2002 was $24,816 and $108,368, respectively.

Variables used to determine the fair value of the options for fiscal 2003 and 2002 are as follows:

	For the Years Ended November 30,
	2003	2002
Weighted average values:
Expected dividends	0%	0%
Expected volatility	119%-208%	109%-119%
Risk free interest rate	3.09%-4.90%	2.13%-3.03%
Expected life	4 years	2-4 years

Weighted average grant date fair values are shown below for options granted in 2003 and 2002.

	Weighted Average Fair Value/Share	Weighted Average Exercise Price/Share
2003
Stock price - exercise price	$.56	$.57
Stock price > exercise price	$—	$—
Stock price < exercise price	$.75	$3.00

2002
Stock price - exercise price	$—	$—
Stock price > exercise price	$—	$—
Stock price < exercise price	$1.38	$3.62

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd., a holding company, for the exclusive license to market the Company’s U-Cord program in Europe. The marketing rights allowed COLTEC, Ltd. and its affiliates to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 in cash in 2000 as an up front licensing fee, of which $465,000 and $700,000 were recorded in fiscal 2000 and 2001, respectively. The Company recognized the remaining $235,000 of the licensing fee income in fiscal 2002. Pursuant to the agreement the Company is entitled to receive royalties of 10.5% to 18% of adjusted U-Cord processing and storage revenues generated in Europe. The Company recognized as other income $0 and $360,289 in fiscal 2003 and 2002, respectively, relating to the royalty fees.

The agreement also provided for a grant, to COLTEC, Ltd., to purchase 200,000 shares of the Company’s common stock. The options were exercised on August 28, 2001 for an aggregate of $1,800,000 paid to the Company.

Subsequent to entering into the licensing agreement, COLTEC, Ltd. formed affiliated corporations, including CCEU, now known as Life Sciences Group NV, (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement. On September 19, 2000, the Company entered into an agreement to purchase approximately 6% of CCEU. In October and November 2000, the Company paid $1,000,000 for 38,760 shares of the capital stock of CCEU. The Company owned these shares on January 24, 2001.

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement for failure to pay royalty fees. Based upon actual revenues since inception through August 2002, the Company calculated that it had earned royalties of $380,743. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement. As of November 30, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, in March 2003, CCEU was served with a termination letter. In April 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation, Cryo-Cell Switzerland AG, now known as Life Sciences AG. On February 17, 2004, the Company settled the litigation with CCEU and Life Sciences AG. See “Note 16 – Legal Proceedings”.

On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America. The agreement includes the collection, processing and storage of umbilical cord stem cells and grants CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The consideration for the license to CCEL MEX is $600,000 of which $200,000 was paid to the Company in fiscal 2001, $200,000 was paid to the Company in 2002 and $200,000 was paid in fiscal 2003. The Company is entitled to on-going licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Ecuador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company recognized $500,000 in licensing fee income in fiscal 2001 with respect to this agreement, with remaining licensing fee income of $100,000 recognized in fiscal 2002 as other income. The Company recorded royalties and sub-license fees from CRYO-CELL de Mexico in the amount of $261,494 and $104,995 for the years ended November 30, 2003 and 2002, respectively, and this is reflected in other income in the accompanying consolidated statements of operations and comprehensive loss.

In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord program in Israel, the Middle East and Turkey. The agreement provided for the Company to receive $1,000,000, (allocated $500,000 to Israel and $500,000 to Turkey and the Middle East). The Company is also entitled to licensing fees of 10.5% to 18% of adjusted U-Cord processing and storage revenues to be generated in the licensed area as well as 10% from the money received by CCEL ME for the granting of sublicenses. The Company received $100,000 of the initial payment in fiscal 2001 and the balance was to be paid in three installments of $200,000 due July 2002, February 2003 and November 2003 and one installment of $300,000 due July 2004. Per the agreement the licensee had the right to cancel the Middle East and Turkey portion of the agreement and apply all of the $100,000 initial deposit toward the Israel portion of the contract. The licensee opted to cancel the Middle East and Turkey license and the Company reduced each of its receivable and unearned income by $500,000 in fiscal year ended November 30, 2002.

As a result of the geography reapportionment, CCEL ME has informed the Company that they will not be able to pay the remaining portion of the license fee. The Company in October 2002 modified the terms of the license in which it forgave $100,000 due in July 2002 and also forgave the remaining payments of the contract in exchange for the surrender of previously purchased warrants for $100,000 to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.00 per share. The Company and CCEL ME have agreed to terminate these warrants and apply their current value aggregating $100,000 toward the remaining portion of the license fee. The Company had previously recognized $125,000 as licensing fee income. Due to the proposed revised terms of the contract, $25,000 had to be reversed from Other Income in fiscal 2002 and at November 30, 2002 the entire receivable of $400,000 and unearned income of $400,000 from the sale of this license had been written-off.

On February 27, 2004, the Company sent a letter to CCEL ME advising that CCEL ME was in default under the terms of the license agreement. The Company has not received any royalties to date under the agreement with CCEL ME. CCEL ME has thirty days from the date of the notice of default to cure the breaches and defaults under the terms of the agreement.

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. The Board awarded Mr. Richard a $250,000 retirement bonus, which was recorded in fiscal 2002, and agreed to award 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. A ten-year consulting agreement provides for the payment to Mr. Richard of $200,000 per year in connection with consulting services to the Company’s Board of Directors. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. At November 30, 2002 the unamortized present value of this agreement had been recorded by the Company as a deferred consulting fee of $1,438,412, with a related deferred consulting obligation as of November 30, 2003 and 2002 of $1,339,718 and $1,455,688, respectively. In fiscal 2003 and 2002 the Company recognized $150,196 and $63,544, respectively, of consulting expense and $84,030 and $38,346, respectively, of interest expense related to this agreement. During the fourth quarter 2003, the Company made the decision that Mr. Richard’s was no longer able to provide advisory services to the Board. As a result of this decision, the unamortized present value of the agreement recorded as a deferred consulting fee asset was expensed in the amount of $1,288,216.

NOTE 11 - LEASES.

The Company leases two buildings under two separate operating leases with unrelated parties for its storage, laboratory and general office facilities. The leases, expiring in 2004, include provisions for escalations and related costs. Rent charged to operations was $190,517 and $193,431 in 2003 and 2002, respectively and are included in the consolidated statements of operations and comprehensive loss.

The future minimum rental payments under these operating leases, as of November 30, 2003, are $164,893. The operating leases expire during fiscal 2004.

NOTE 12 - RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries. The Company did not make any matching contributions to this plan for the year ended November 30, 2003 and 2002.

NOTE 13 - REVENUE SHARING AGREEMENTS.

The Company has entered into RSAs with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Before the restatement described in Note 17 to the Consolidated Financial Statements, the Company recorded the sale of the RSAs as revenue. The consolidated financial statements have been restated to reflect the payments under the RSAs as a long-term liability relating to RSAs. The Company does not intend to enter into additional RSAs. As described in Note 14 to the Consolidated Financial Statements, SCPT also entered into revenue sharing agreements, including one with the Company.

In the future, the Company could reverse the liability relating to the RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular revenue sharing agreement. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments, and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the payments during these periods will be treated in full as interest expense, which will be recognized as payments under the RSAs become due following the accrual method of accounting. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the revenue sharing agreement. The balance of $550,000 was recorded as a receivable and the receivable will be reduced through Revenue Sharing entitlements to their share of net storage revenues. As of November 30, 2003 and 2002, the balance of the receivable is $100,525 and $332,895, respectively. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board.

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

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” Revenue Sharing Agreements were purchased in which OrNda paid the Company a total of $666,666. OrNda was acquired by Tenet Healthsystems (“Tenet”), which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its laboratory in Clearwater, Florida while paying Tenet a revenue sharing entitlement. In September 2003, a signed agreement was received from Tenet acknowledging the rescission of the two revenue sharing agreements with Tenet affiliates. This allowed the Company to eliminate the long-term liability related to the Tenet agreements, in the aggregate amount of $666,666 and record this amount in other income as extinguishment of revenue sharing agreements.

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

On November 5, 1998 an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a revenue sharing agreement in the state of New Jersey. The new agreement has transferred the $100,000 investment such that it now applies to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

New Jersey. On November 30, 1999, the Company entered into agreements with two parties entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company foreclosed on the notes and deemed the $370,000 receivable to be uncollectible. The original long-term liability of $500,000 was reversed and the payments made under the contract, net of the June 2003 payment of $86,000, were recognized as revenue during fiscal 2002. In May 2003 the two parties requested that the Company return the $130,000 that had previously been paid to the Company. In June 2003 the Company agreed to settle the dispute and return $86,000 to the two parties.

Texas. On May 31, 2001 the Company entered into an agreement with two investors one of whom is an affiliate of the Company entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid in cash on August 30, 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg, currently a member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board.

NOTE 14: STEM CELL PRESERVATION TECHNOLOGIES, INC. REVENUE SHARING AGREEMENTS

On August 9, 2002, the Company agreed to enter into RSAs with its majority owned subsidiary, SCPT. The Company has determined not to complete the distribution of shares of SCPT and to close SCPT’s business (see Note 2). Pursuant to the terms of the RSAs, the Company pays an up-front one-time fee to SCPT in exchange for the right to receive a $17.50 payment per each primary specimen for each year the specimen remains in storage with SCPT or its storage provider. Such payment shall be payable for all customers originating from the State of Illinois and State of New York up to a maximum of 50,000 stored specimens per state. Of the $1,500,000 fee paid by the Company for each state, for an aggregate of $3,000,000, $600,000 was paid in cash and the balance in 645,161 shares of the Company’s common stock whose fair market value at the date of sale was $2,400,000 as determined by the average of the Company’s stock bid and ask prices. These shares are not reflected as outstanding in the accompanying consolidated financial statements as they are eliminated in consolidation.

In May 2003, SCPT, entered into a Revenue Sharing Agreement (SCPT RSA) with an independent limited liability company (‘LLC’). The SCPT RSA provides that the LLC will pay a total of $2,000,000 to SCPT in varying installments through March 2007 with interest at 4%. SCPT received an initial installment payment from the LLC when the SCPT RSA was executed. The LLC is entitled to receive, for an indefinite period, a fee of $17.50 per year for each adult stem cell specimen stored by SCPT for persons located in the State of California up to 75,000 specimens. As a result of the execution of the SCPT RSA, the Company recorded a state income tax provision of $140,000 in the quarter ended May 31, 2003. Currently, the LLC is in default under the SCPT RSA due to non-payment of three required installment payments totaling $450,000. In September 2003, a representative of the LLC advised CRYO-CELL that it did not intend to honor its obligations under the agreement. As a result, the Company has reversed all prior entries associated with the SCPT RSA in the year ended November 30, 2003. This resulted in a reversal of the $140,000 tax provision and the recognition of the $50,000 non-refundable initial payment as other income in the year ended November 30, 2003.

NOTE 15: RELATED PARTY TRANSACTIONS.

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. On January 29, 2003, Mr. D. Richard resigned from the Board of Directors. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and agreed to award 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. A ten-year consulting agreement provides for the payment to Mr. Richard of $200,000 per year in connection with consulting services to the Company’s Board of Directors. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. Mr. D. Richard was Chairman and Chief Executive Officer of SCPT from January 29, 2003 through January 23, 2004, when he resigned from these positions. During the fourth quarter 2003, the Company made the decision that Mr. Richard was no longer able to provide advisory services to the Board. Also refer to Note 10.

On February 9, 1999, the Company’s revenue sharing agreement with two individual investors relating to the State of Arizona (the “Arizona Agreement”) was modified and replaced by a new revenue sharing agreement relating to the State of Florida (the “Florida Revenue Sharing Agreement”). Under the terms of the new agreement, the Company was to receive an aggregate one time up front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida revenue sharing agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida up to a maximum of 33,000 storage spaces. The Company is applying all of its payment obligations under the Florida revenue sharing agreement toward the $550,000 balance owed to the investors until such amount is paid in full. After the $550,000 payment is satisfied, payments under the Florida Revenue Sharing Agreement will be made to the investors. The Company applied $232,370 and $114,660 in fiscal years ending 2003 and 2002, respectively, toward the investors’ obligation to pay the $550,000 balance. One of the Florida revenue sharing agreement investors is Mr. Nyberg, who became a director of the Company in August 2001.

In May 2001, Red Rock Partners, an Arizona general partnership (“Red Rock”), paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. Mr. Charles Nyberg, a director of the Company, is a partner of Red Rock.

On May 31, 2001 the Company also entered into a revenue sharing agreement with Red Rock entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces (the “Texas Revenue Sharing Agreement”). Under the terms of the Texas Revenue Sharing Agreement Red Rock paid the Company an aggregate one time up-front payment of $750,000 and the Company made total payments to Red Rock of $82,058 and $52,308 for fiscal years 2003 and 2002, respectively.

In October 2001, the company sold 90% of Safti-Cell, Inc., an inactive subsidiary of the company, to Red Rock. The sale took place prior to the time that Mr. Nyberg became a member of the Company’s

Board of Directors. The sale required that the partnership Red Rock invest capital in land, buildings, equipment and personnel sufficient to provide back-up dual cryogenic storage of umbilical cord stem cells for the Company. Red Rock has invested in excess of one million dollars to bring such facilities into operation. . The completion of the Safti-Cell facility in October 2002 allowed the Company to offer a dual storage service to its customers, for which the customers pay additional fees to the Company. Under the Company’s agreement with Safti-Cell, the Company pays $10 for each specimen that is delivered to the Safti-Cell facility for secondary storage. The agreement is for a period of twenty (20) years, during which the Company will own 10% of the equity of Safti-Cell and will also receive 2% of all of Safti-Cell’s net profits from secondary storage. Safti-Cell is expected to implement an expanded building and facilities program over the next 18 months, which will facilitate expanded dual cryogenic storage capacity for the Company.

In August 2003, SCPT received a $100,000 interest-bearing loan from Daniel Richard, a previous officer, director and current shareholder of SCPT (and who is a shareholder of CRYO-CELL) to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000 that were made at that time. The note is due on September 5, 2004 with interest of 4% due upon payment. SCPT pledged 345,161 shares of the CRYO-CELL common stock held by SCPT as collateral for this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with Mr. Richard for up to $50,000. The loan is due on demand, no later than December 31, 2004 with interest of 5% due upon payment. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note.

Daniel D. Richard, former Chairman of the Board and Chief Executive Officer of the Company and SCPT is the father of Ronald B. Richard, a former member of the Board of Directors of the Company and the former Chief Executive Officer of the Company’s majority owned subsidiary SCPT. While Mr. Ronald Richard was Chief Executive Officer of SCPT he received $138,936 as compensation in fiscal 2002. Mr. Ronald Richard resigned as a director of the Company in December 2003 and as an officer and director of SCPT in February 2003.

NOTE 16: LEGAL PROCEEDINGS.

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment has been entered against the Company in the amount of $957,722 for revenues generated for specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability in fiscal year ended 2003 in the amount of the judgment and recorded this as an accrued expense in the accompanying consolidated financial statements. The Company accrued an additional expense in the amount of $145,000 for the fiscal year ended 2003 for revenues generated for specimens processed and stored during the fourth quarter of fiscal 2003 and will continue to accrue an expense at the rate of 6.125% of revenue derived from the processing of new umbilical cord blood collections and for the storage of cord blood units, until the resolution of pending post-trial motions, recognizing that it is possible that damages will continue to accrue at that rate should the judgment remain in effect. In December 2003, the Company transferred $957,722 into escrow. The defendants, including the Company, have filed motions for post-trial relief, and execution of the judgment has been stayed pending disposition of those motions. The plaintiff has also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. Such an injunction, if granted and not stayed or reversed on appeal, would have a material adverse effect on the Company, and could require the Company to enter into an unfavorable license agreement. The Company has not accrued the $2,800,000 as of November 30, 2003, as the Company feels the likelihood of this judgment is remote. Briefing on the post-trial motions of both sides is complete. The Company believes that its motions for post-trial relief are meritorious, but no assurance can be given as to how the Court will rule on the motions. An appeal is likely to follow disposition of those motions.

As described above in “Note 10 – Commitments and Contingencies”, following unsuccessful settlement discussions, in March 2003, CCEU was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against

CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application, and it plans to file a new preliminary injunction proceeding seeking the same relief shortly. In July 2003, the Company commenced legal proceedings against CCEU and a affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. In September 2003, the Company and CCEU reached a settlement of the issues in the Dutch proceedings, whereby CCEU agreed to stop using “CRYO-CELL” in its name and the names of its affiliates, and to transfer its related internet domain names to the Company.

The Company has settled its lawsuit against CCEU, and its affiliate CRYO-CELL Switzerland AG, now known as Life Sciences AG (collectively, “Life Sciences”), which was pending in the Circuit Court of the Sixth Judicial District in the State of Florida. In the lawsuit, the Company had sought to recover money damages unpaid royalty payments due under a license agreement with the Company, and any other relief. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. Life Sciences assumed COLTEC’s rights and obligations under the license agreement. The Company had previously advised Life Sciences that, by the Company’s calculation, it owed the Company $323,562 in unpaid royalties. Life Sciences denied liability and asserted a counterclaim for damages and rescission of the license agreement. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation with Life Sciences. The terms of the settlement are confidential. As a result of the settlement, the claims and counterclaim in the lawsuit will be dismissed with prejudice.

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints allege violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. The complaints generally seek among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011. On February 17, 2004, the court appointed lead plaintiffs. Pursuant to the court’s scheduling order, the lead plaintiffs have 45 days from February 17, 2004 to file an amended complaint, after which the Company will respond to the amended allegations. The Company believes the litigation is without merit and intends to defend the litigation vigorously. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim is $175,000.

NOTE 17 - RESTATEMENT

Subsequent to the issuance of the Company’s 2002 consolidated financial statements, the Company’s management determined that the following revisions to the 2002 were required. In April 2003, upon the advice of its prior auditors, management reviewed its policy of recognition of revenue from the sale of the RSAs and annual storage fees. Management along with its prior auditors, who had previously opined upon the Company’s consolidated financial statements, sought the guidance of the staff of the Office of the Chief Accountant of the Securities and Exchange Commission. Based on discussions among the parties, management determined that the RSAs and storage revenue policies should be changed and its previously issued consolidated financial statements restated. Subsequent to the issuance of the Company’s consolidated financial statements for fiscal 2002, the Company became aware that its investment in CCI and SCTI suffered further impairment and that pending litigation at November 30,

2002 was settled in May 2003. The cost of the settlements aggregating approximately $219,000, the temporary impairment to the investment in SCTI of $218,000, and the additional permanent impairment to the investment in CCI of $478,000 have been reflected in the restated consolidated financial statements for fiscal 2002 as required by accounting principles generally accepted in the United States of America.

A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Balance Sheet as of November 30, 2002
Investment in European Affiliates	1,218,167	739,667
Receivable-Revenue Sharing Agreement	—	332,895
Investment in Saneron CCEL Therapeutics, Inc.	2,132,505	1,914,826
Total Other Assets	5,066,589	4,703,306
Accrued Expenses	1,128,925	1,217,407
Long-term liabilities-Revenue Sharing Agreements	—	4,416,666
Deferred Revenue	1,018,346	2,228,164
Accumulated other comprehensive income	(170,318)	(387,997)
Stockholders’ Equity	9,569,018	3,707,165
Statement of Operations for the Year Ended November 30, 2002
Revenues	7,073,094	6,693,777
Cost of Sales	2,495,131	2,404,570
Impairment of Assets	2,637,665	3,262,165
Operating Loss	(5,537,043)	(5,963,061)
Interest Expense	58,854	391,034
Net Loss	(5,327,485)	(6,048,025)

The consolidated financial statement for the year ended November 30, 2002 contained herein have been restated to reflect all of these adjustments and reclassifications.

1.)	The Company has historically generated revenue through the sale of the U-CordTM storage program to customers including annual renewal fees. The Company charges a fee for the initial blood collection kit sent to the expectant parents, the processing of the umbilical cord blood and the extraction of the stem cells for storage, and the first year’s storage of the stem cells. Thereafter, the client is charged an annual fee to store the specimen. In the Company’s prior report the Company recognized the revenue from the first year’s storage and the recurring annual storage fee at the time of receipt. The Company is amending and restating the prior report to initially record the annual storage fees as a deferred liability and to recognize the revenue over the twelve-month period covered by the annual storage fee.

2.)	The Company has entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states) and Tenet Health Systems Hospitals, Inc. The Company did not enter into any RSAs in fiscal 2002. In the Company’s prior reports the up-front payment received for each RSA was recognized as revenue when the RSA was entered into and the payment under the agreement was reasonably assured. Based upon guidance sought by management from the staff of the Office of the Chief Accountant of the SEC, the Company is amending and restating the prior report to record this up-front payment as a long-term liability.

While the Company may not enter into additional RSAs or receive any further up-front payments from entering into RSAs, its earnings is expected to be impacted by the payments it is obligated to make under the existing RSAs. For the year ended November 30, 2002, the Company incurred expenses of $332,180, under the RSAs.

Reclassification of $370,000 that was recorded as an allowance for doubtful accounts from an uncollectible receivable associated with a revenue sharing agreement to a reduction in the long-term liability due to the new accounting treatment for RSAs.

3.)	On May 9, 2003 the Company was advised that CCI was liquidating. Accordingly, an additional asset impairment of $478,500 has been recorded as of November 30, 2002 to reduce the Company’s consolidated investment to $0.

4.)	Reclassification of certain depreciation for certain assets as of November 30, 2001 to impairment of assets as of November 30, 2002.

5.)	The Company recorded a receivable for the remaining balance due for the revenue sharing agreement for the state of Florida. The receivable will be reduced through revenue sharing entitlements to their share of net storage revenues. As of November 30, 2003 and 2002, the balance of the receivable is $100,525 and $332,895, respectively.

6.)	The Company restated accrued expenses as of November 30, 2002 to reflect a settlement on litigation that occurred in May 2003, subsequent to the balance sheet date.

7.)	The Company recognized further unrealized losses of $217,679 in 2002 attributable to its investment in SCTI.

8.)	Reclassification of payments under the RSAs from cost of sales to interest expense.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tabular comparisons of the quarterly results of operations reflects a change to the third quarter of 2002 as previously reported in the Company’s quarterly Form 10-QSB for the issuance of shares of the Company’s common stock for services rendered of $42,800. The Form 10QSB for the quarter ended August 31, 2002 was not amended because the Board of Directors, the Company’s Audit Committee and management deemed the amount of change to be immaterial.

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net loss	$(958,653)	$(1,274,090)	$(889,485)	$(4,399,408)

Loss per share	$(0.08)	$(0.11)	$(0.08)	$(0.39)

Shares used in computation	11,352,379	11,352,379	11,352,379	11,352,379

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net loss-restated	$(5,936)	$(621,561)	$(1,157,220)	$(4,263,307)

Loss per share-restated	$—	$(0.05)	$(0.10)	$(0.37)

Shares used in computation	11,330,857	11,339,379	11,339,379	11,635,660

Refer to Notes 6 and 10 for discussion of significant fourth quarter 2003 adjustments.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2003.

ITEM 10.	EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2003.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2003.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after November 30, 2003.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

See Exhibit Index following the signature page.

b.) Reports on Form 8-K.

Form 8-K filed October 14, 2003, reporting under Item 12 results of operations and financial conditions.

Form 8-K filed October 31, 2003, reporting under Item 9 the jury verdict in the Pharmastem litigation and the decision of the Nasdaq appeal.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton
Mercedes Walton, Interim Chief Executive Officer

Dated: March 1, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE
/s/ Mercedes Walton Mercedes Walton	Chairman of the Board, Interim Chief Executive Officer	March 1, 2004

/s/ Jill Taymans Jill Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	March 1, 2004

/s/ Scott Christian Scott Christian	Director	March 1, 2004

/s/ Charles Nyberg Charles Nyberg	Director	March 1, 2004

/s/ Jagdish Sheth Jagdish Sheth	Director	March 1, 2004

/s/ Gaby Goubran Gaby Goubran	Director	March 1, 2004

/s/ Anthony Finch Anthony Finch	Director	March 1, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1 (2)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.11 (3)	Amended Agreement with Bio-Stor

10.12 (1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.13 (1)	Chairman of the Board Compensation

10.14 (1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002

10.15 (1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.

10.16 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001.

10.17 (4)	Addendum Agreement to Secondary Storage Agreement

10.18 (4)	Secondary Storage Agreement

10.19 (4)	Amendment to Dan Richard agreement dated January 29, 2003.

21	Subsidiaries of CRYO-CELL International, Inc.

23	Consents of Auditors

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.