Form 10KSB/A
period 2003-11-30
CRYO CELL INTERNATIONAL INC
filed 2004-03-29
CIK 862692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact name of Issuer as specified in its charter)

Delaware	22-3023093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 McMullen Booth Road, Building B, Clearwater, FL 33761

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (727) 450-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K.  ☐.

As of February 17, 2004, 11,997,540 Common Shares were outstanding (excluding 645,161 shares held by the Issuer’s majority-owned subsidiary, Stem Cell Preservation Technologies, Inc.) As of February 29, 2004, the aggregate market value of the Common Shares held by non-affiliates of the Issuer was $7,249,907, computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

CRYO-CELL International, Inc. amends its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (filed on March 1, 2004), as set forth in this Form 10-KSB/A (Amendment No. 1), to include the information required in Items 9, 10, 11, 12 and 13 of Part III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Directors, Executive Officers and Key Employees

Below are the names, ages and background of the current Board of Directors and Executive Officers of the Company.

Mercedes Walton, 50, Chairman of the Board. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002 and as Interim Chief Executive Officer since April 10, 2003. She has been CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, since March 2000. The firm specializes in the design and deployment of technology commercialization strategies. During the period from January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology. Ms. Walton is on the Board of Directors of Norstan, Inc. (Nasdaq: NRRD) where she is Chairman of the Corporate Governance Committee and a member of the Audit Committee.

Charles D. Nyberg, 73. Mr. Nyberg has served as a director since October 2001. Mr. Nyberg is a real estate investor and is currently a partner in Red Rock Partners and Red Rock Sedona Partners, two land investment partnerships. He was an executive with the Hormel Foods Corporation for 31 years until he retired in December 1990. He served as a director of Hormel and as a member of the executive committee. He also served as a director and a member of the executive committee of the Jennie-O Foods Corporation, a wholly owned subsidiary of the Hormel Foods Corp. Mr. Nyberg also served as a member of The Hormel Foundation. Mr. Nyberg has a degree from The University of Minnesota Law School.

Gaby W. Goubran, 62. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd, an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time. Mr. Goubran’s educational achievements include a Bachelor of Science degree from Alexandria University, Egypt and a Masters degree from Babson College.

Jagdish Sheth, Ph.D., 65. Dr. Sheth has served as a director since October 2002. Dr. Sheth is currently the Charles H. Kellstadt Professor of Marketing at Emory University’s Goizueta Business School, where he founded the Center for Relationship Management. Dr. Sheth has published twelve books and over two hundred articles in different areas of marketing and business strategy. Dr. Sheth is a frequent consultant to Fortune 500 companies, has held chairs at the University of Southern California and the University of Illinois, and served on the faculties of Columbia and MIT. Dr. Sheth also serves on the board of directors of Norstan, Inc. Pac-West Telecomm, Inc. and Wipro Limited.

Anthony P. Finch, 53. Mr. Finch has served as a director since March 2003. Mr. Finch is currently Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory. Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. He has over 25 years experience in cell separation and cryopreservation of cellular products with over 12 years experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

Scott Christian, 49. Mr. Christian has served as a director since April 2003. Mr. Christian has been President and Chief Executive Officer of Norstan, Inc. since February 2004 and a member of the Board of Directors since March 2004. Previously, he had been Executive Vice President and Chief Financial Officer of Norstan since January 2001. Norstan is one of the largest independent communications solutions and services companies serving enterprise customers in North America, with revenues exceeding $200 million. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 27 years of experience in financial management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and Master degrees from Pepperdine University.

Gerald F. Maass, 50, Executive Vice President. Mr. Maass joined the Company in 1998 from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass’ ten-year tenure with Johnson & Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and has a degree in Medical Technology.

Jill Taymans, 34, Vice President, Finance. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over eleven years in both the public and private sectors. Prior to joining the company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

E. Thomas Deutsch, III, 40, Vice President, Technology. Mr. Deutsch joined the Company in May 1996 and is a software and process engineer, specializing in healthcare information systems. He graduated from the University of North Carolina in Chapel Hill in 1986 with a B. S. degree in Mathematics. Prior to joining the Company in 1996, Mr. Deutsch worked for Shared Medical Systems in Malvern, PA, IBM in Atlanta, GA, and HBO and Company in Atlanta, GA.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the fiscal year 2003 all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Securities and Exchange Act of 1934 were timely filed, except that one Form 4 was filed late by Mr. Sheth and one Form 4 was filed late by Mr. Finch.

Code of Ethics

The Company has not yet adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers as described in Item 406 of Regulation S-B, as the Company intends to adopt such a formal code later in 2004. The Company’s management and employees are currently covered by its ongoing policy against conflicts of interest and other general policies.

ITEM 10. Executive Compensation

Set forth below is a Summary Compensation Table relating to the compensation earned by the Chief Executive Officer and each of the other persons who qualified as named executive officers under Item 402(a)(2) of Regulation S-B, for fiscal years ending November 30, 2003, 2002 and 2001.

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary			Bonus	Restricted Stock Awards ($)		Securities Underlying Options
Mercedes Walton Chairman, Interim Chief Executive Officer	2003 2002 2001	$ $	150,000 87,500 —	(1) (1)	— — —		— — —	300,000 100,000 —

Gerald F. Maass Executive Vice President	2003 2002 2001	$ $ $	135,453 129,031 127,693		$3,413 — —		— — —	50,000 5,000 3,000

E. Thomas Deutsch, III Vice President, Technology	2003 2002 2001	$ $ $	104,814 102,292 91,779		$10,147 — —		— — —	30,000 7,000 3,000

John Hargiss Former President and Chief Executive Officer (2)	2003 2002 2001	$ $	82,308 146,436 —		— — —	$	— 43,700 —	— 50,000 —

(1)	Represents Chairman of the Board fees paid to Ms. Walton. Ms. Walton does not receive cash compensation for her role as Interim Chief Executive Officer.
(2)	Represents compensation beginning February 11, 2002 for services as President and Chief Operating Officer and for Chief Executive Officer services commencing June 18, 2002. Mr. Hargiss resigned as the Company’s President and Chief Executive Officer on April 8, 2003.

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options awarded to each of the named executive officers during fiscal year 2003.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (4)	Exercise or Base Price ($ per share)	Expiration Date
Mercedes Walton (1)	300,000	30%	$0.54	August 22, 2008
Gerald Maass (2)	50,000	5%	$0.54	August 22, 2008
Gerald Maass (3)	41,400	4%	$3.00	March 4, 2008
E. Thomas Deutsch III (2)	30,000	3%	$0.54	August 22, 2008
John Hargiss	—	—	—	—

(1)	Options are eligible for exercise per the following vesting schedule: 50% on date of grant and 50% one-year from the date of grant.

(2)	Options are eligible for exercise per the following vesting schedule: 50% on date of grant, 25% one-year from the date of grant and 25% two-years from the date of grant.
(3)	Options are eligible for exercise on the date of grant.
(4)	Based on a total of 998,400 shares subject to options granted to employees under CRYO-CELL’s option plan in fiscal year 2003.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of Common Stock held as of November 30, 2003 by each of the named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year-End Exercisable (1) ($)
Mercedes Walton	0	0	400,000/150,000	$52,500
Gerald Maass	0	0	99,400/25,000	$8,750
E. Thomas Deutsch, III	0	0	37,000/15,000	$5,250
John Hargiss	0	0	0/0	—

(1)	Based upon the closing price of $0. 89 at November 30, 2003.

Employment Agreements

The Company does not have any current employment agreements.

Equity Compensation Plan Information as of November 30, 2003

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation plans approved by shareholders
CRYO-CELL International Incentive Stock Option Plan (1)	11,000	$4.63	—
CRYO-CELL International 2000 Stock Incentive Plan	1,219,400	$1.21	994,900

Equity Compensation plans not approved by shareholders

Other Plans (3)	77,500	$3.66	—

Total	1,307,900	$1.38	994,900

(1)	CRYO-CELL Incentive Stock Option Plan expired on April 1, 2000.

(2)	CRYO-CELL 2000 Stock Incentive Plan originally had 1,500,000 stock options to be issued and in June 2002 the shareholders approved an additional 750,000 shares.
(3)	From time to time the Company grants options pursuant to individual compensation arrangements in exchange for goods or services provided to the Company. These options are granted at fair market value on the date of grant and typically vest immediately and provide for an exercise period of three (3) years.

Directors’ Fees

Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Each director of the Company is eligible to receive awards of options or shares pursuant to the Company’s stock option plan. Currently, each director receives an award in the form of a stock option grant upon first becoming a member of the Board of Directors. The number of options granted is currently 20,000 shares per person. Non-employee directors are paid an attendance fee of $1,000 for each day of a Board or Board Committee meeting and are reimbursed the reasonable expenses incurred in attending the meeting. The fee for participation in a Board or Board Committee meeting held by telephone conference call and lasting at least one hour is $500.

In June 2002, the Board of Directors approved a compensation arrangement with Mercedes Walton for her service to the Company as Chairman of the Board, a position to which she was elected in June 2002. The arrangement provides for annual compensation to Ms. Walton of $150,000. At the time of becoming Chairman in June 2002, Ms. Walton was also granted options to purchase 100,000 shares of the Company’s common stock pursuant to the Company’s Stock Incentive Plan. The exercise price of the options is $2.15 and the options are fully vested and are exercisable for five years. In August 2003, Ms. Walton was granted options to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s Stock Incentive Plan. The exercise price of the options is $.54 and the options were 50% vested on the date of grant and are 50% vested one-year from the date of grant. These options are exercisable for five years. In addition, Ms. Walton is entitled to a future option grant to purchase 25,000 shares of the Company’s common stock upon the Company’s achieving each of the following benchmarks:

•	The date the Company becomes listed for trading on the Nasdaq National Market;

•	The date the Company’s shareholder equity reaches $50 million;

•	The date the Company’s annual net profits reach $10 million; and

•	The date the market price of the Company’s common stock reaches $10.00 per share.

To the extent the benchmarks are achieved by the Company and Ms. Walton is Chairman of the Company at the time, the exercise price of the options will be $6.00 per share or the closing price of the Company’s stock on the day the benchmark is achieved, whichever is lower. Each option grant will be exercisable for a term of five years.

On January 29, 2003, Daniel Richard resigned from the Board of Directors. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and conditionally awarded, 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. A ten-year consulting agreement provides for the payment to Mr. Richard of $200,000 per year in connection with consulting services to the Company’s Board of Directors. The agreement provides for continued payments to his widow in the event of death before the expiration of the 10-year period. Mr. D. Richard was Chairman and Chief Executive Officer of the Company’s majority-owned subsidiary, Stem Cell Preservation Technologies, Inc. (“SCPT”), from January 29, 2003 through January 23, 2004, when he resigned from these positions. During the fourth quarter 2003, the Company made the decision that Mr. Richard was no longer able to provide advisory services to the Board.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 29, 2004 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table (the “Named Executive Officers”), and (iv) all directors, nominees and executive officers of the Company as a group. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Directors and Executive Officers:
Mercedes Walton (2)	256,000	2.2%
Gaby Goubran (3)	45,000	*
Charles Nyberg (4)	180,000	1.6%
Jagdish Sheth (5)	20,000	*
Scott Christian (6)	20,000	*
Anthony Finch (7)	82,000	*
Gerald F. Maass (8)	88,400	*
E. Thomas Deutsch, III (9)	48,000
John V. Hargiss (10)	10,000	*

Other Beneficial Owners:
Richard Family Living Trust (11)	996,900	8.8%

All Executive Officers and Directors as a Group ( 9 persons)	749,400	6.3%

*-	Less than one percent (1%).

Unless otherwise indicated, the address for the persons listed above is 3165 McMullen Booth Road, Building B, Clearwater, Florida 33761.

(1)	Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such shareholders as of March 29, 2004 by (ii) the sum of (a) the number of shares of Common Stock outstanding as of March 29, 2004 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of March 29, 2004 or will become exercisable within 60 days after March 29, 2004.
(2)	Includes 250,000 shares subject to options exercisable as of March 29, 2004.
(3)	Includes 45,000 shares subject to options exercisable as of March 29, 2004.
(4)	Includes 100,000 shares subject to warrants exercisable as of March 29, 2004 issued to Red Rock Partners in which Mr. Nyberg is a partner. Included 25,000 options subject to options exercisable as of March 29, 2004.
(5)	Includes 20,000 shares subject to options exercisable as of March 29, 2004.
(6)	Includes 20,000 shares subject to options exercisable as of March 29, 2004.
(7)	Includes 45,000 shares subject to options exercisable as of March 29, 2004.
(8)	Includes 74,400 shares subject to options exercisable as of March 29, 2004.
(9)	Includes 22,000 shares subject to options exercisable as of March 29, 2004. Includes 14,000 shares held by Mr. Deutsch’s wife, Mary Alice Deutsch.
(10)	Based on ownership information as of April 8, 2003. Mr. Hargiss resigned as the Company’s President and Chief Executive Officer on April 8, 2003.
(11)	Daniel D. and Marie Richard are co-trustees of Richard Living Trust and share voting and investment control of the shares. Beneficial ownership is supplied as of July 10, 2003.

ITEM 12. Certain Relationships and Related Transactions

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

On May 31, 2001 the Company entered into a revenue sharing agreement with Red Rock Partners, a partnership (“Red Rock”) entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces (the “Texas Revenue Sharing Agreement”). Under the terms of the Texas Revenue Sharing Agreement Red Rock paid the Company an aggregate one time up-front payment of $750,000. The Texas Revenue Sharing Agreement entitles the investor to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces. The Company made total payments to Red Rock of $82,058 and $52,308 for fiscal years 2003 and 2002, respectively. In May 2001, Red Rock also paid $200,000 to acquire five-year warrants to purchase 100,000 shares of the Company’s common stock at $6.00 per share, and paid $50,000 for 25,000 shares of SCPT common stock at a price of $2.00 per share. One of the partners in Red Rock is Mr. Nyberg, who has been a director of the Company since August 2001.

In October 2001, the company sold 90% of the common stock of Safti-Cell, Inc., a then inactive subsidiary of the company, to Red Rock. The Company continues to own 10% of the common stock of Safti-Cell, Inc. The sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. The sale required that the partnership Red Rock invest capital in land, buildings, equipment and personnel sufficient to provide back-up dual cryogenic storage of umbilical cord stem cells for the Company. The completion of the Safti-Cell facility in October 2002 allowed the Company to offer a dual storage service to its customers, for which the customers pay additional fees to the Company. Under the Company’s agreement with Safti-Cell, the Company pays $10 for each specimen that is delivered to the Safti-Cell facility for secondary storage. The agreement is for a period of twenty (20) years, during which the Company will receive 2% of all of Safti-Cell’s net profits from secondary storage. Safti-Cell is expected to implement an expanded building and facilities program over the next 18 months, which will facilitate expanded dual cryogenic storage capacity for the Company.

In August 2003, SCPT received a $100,000 interest-bearing loan from Daniel D. Richard, a previous officer, director and current shareholder of SCPT to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The note is due on September 5, 2004 with interest of 4% due upon payment. SCPT pledged 345,161 shares of the CRYO-CELL common stock held by SCPT as collateral for this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with Mr. Richard for an additional loan of $50,000. The loan is due on demand, no later than December 31, 2004 with interest of 5% due upon payment. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note.

Ronald B. Richard, a former member of the Board of Directors of the Company and the former Chief Executive Officer of the Company’s majority owned subsidiary SCPT is the son of Daniel D. Richard, former Chairman of the Board and Chief Executive Officer of the Company and SCPT. While Mr. Ronald Richard was Chief Executive Officer of SCPT he received $138,936 as compensation in fiscal 2002. Mr. Ronald Richard resigned as a director of the Company in December 2002 and as an officer and director of SCPT in February 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

See Exhibit Index following the signature page.

b.) Reports on Form 8-K.

Form 8-K filed October 14, 2003, reporting under Item 12 results of operations and financial conditions.

Form 8-K filed October 31, 2003, reporting under Item 9 the jury verdict in the Pharmastem litigation and the decision of the Nasdaq appeal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: March 29, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1 (2)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.11 (3)	Amended Agreement with Bio-Stor

10.12 (1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.13 (1)	Chairman of the Board Compensation

10.14 (1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002

10.15 (1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.

10.16 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001.

10.17 (4)	Addendum Agreement to Secondary Storage Agreement

10.18 (4)	Secondary Storage Agreement

10.19 (4)	Amendment to Dan Richard agreement dated January 29, 2003.

21(5)	Subsidiaries of CRYO-CELL International, Inc.

23(5)	Consents of Auditors

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2003.