Form 10QSB
period 2004-02-29
CRYO CELL INTERNATIONAL INC
filed 2004-04-15
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2004

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 12, 2004, 12,000,540 shares of $0.01 par value common stock were outstanding (including 645,161 shares held by the Company’s majority-owned subsidiary, Stem Cell Preservation Technologies, Inc.).

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 29, 2004	November 30, 2003
	(unaudited)
Current Assets
Cash and cash equivalents	$2,586,250	$2,452,006
Restricted cash held in escrow	957,722	—
Marketable securities and other investments	375,171	798,077
Accounts receivable and advances (net of allowance for doubtful accounts of $200,010)	680,735	483,926
Receivable – Affiliates (net of allowance for doubtful accounts of $128,540)	135,022	195,022
Notes receivable	100,000	100,000
Prepaid expenses and other current assets	269,479	366,579

Total current assets	5,104,379	4,395,610

Property and Equipment-net	1,310,828	1,354,619

Property and Equipment-held for sale	145,000	—

Other Assets
Marketable securities and other investments	668,102	468,102
Receivable – Revenue sharing agreement	38,775	100,525
Investment in Saneron CCEL Therapeutics, Inc.	804,345	799,328
Deposits and other assets	92,860	99,004

Total other assets	1,604,082	1,466,959

Total assets	$8,164,289	$7,217,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
	February 29, 2004	November 30, 2003
Current Liabilities
Accounts payable	$546,284	$340,731
Loan payable to related party	195,000	145,000
Accrued expenses	1,784,472	1,637,540
Deferred revenue	2,271,574	2,108,292

Total current liabilities	4,797,330	4,231,563

Other Liabilities
Deferred revenue	1,895,743	1,686,916
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	1,307,289	1,339,718

Total other liabilities	6,953,032	6,776,634

Minority Interest	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,355,379 as of February 29, 2004, and 11,352,379 issued and outstanding)	113,554	113,524
Additional paid-in capital	23,312,140	23,295,659
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(137,386)	(111,522)
Accumulated deficit	(26,035,080)	(26,249,369)

Total stockholders’ deficit	(3,586,073)	(3,791,009)

	$8,164,289	$7,217,188

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenue	$2,577,810	$1,430,734

Costs and Expenses:
Cost of sales	625,152	627,736
Marketing, general & administrative expenses	1,541,837	1,402,108
Research, development and related engineering	37,630	31,718
Depreciation and amortization	100,750	82,507

Total cost and expenses	2,305,369	2,144,069

Operating Income (Loss)	272,441	(713,335)

Other Income (Expense):
Interest income	6,955	29,247
Interest expense	(176,112)	(126,104)
Other income	77,235	32,806
Settlement on insurance claim	135,338	—
Loss on sale of fixed asset	(2,625)	—
Gain on sale of marketable securities	2,958	—

Total other income	43,749	(64,051)

Income (loss) before minority interest, income taxes and equity in losses of affiliates	316,190	(777,386)

Income taxes	—	—
Equity in (losses) income of affiliates	(6,613)	23,756
Minority interest	—	—

	(6,613)	23,756

Income (loss) from continuing operations	309,577	(753,630)
Loss on discontinued operations	(95,288)	(205,023)

Net Income (Loss)	$214,289	$(958,653)

Net income (loss) from continuing operations per common share - basic and diluted	$0.03	$(0.06)
Net income (loss) from discontinued operations per common share - basic and diluted	$(0.01)	$(0.02)

Net income (loss) per common share - basic and diluted	$0.02	$(0.08)

Weighted average common shares outstanding - basic	11,354,225	11,352,379

Weighted average common shares outstanding - diluted	11,638,719	11,352,379

Comprehensive income (loss):

Net income (loss):	$214,289	$(958,653)
Other comprehensive income (loss):
Net change in unrealized loss from marketable securities	(24,847)	(117,786)

Comprehensive income (loss)	$189,442	$(1,076,439)

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$214,289	$(958,653)
Adjustments to reconcile net income (loss) to cash provided by (used in) in operating activities:
Depreciation and amortization	124,081	97,757
Gain on sale of marketable securities held to maturity	(2,958)	—
Loss on sale of property and equipment	2,625	—
Compensatory element of stock options	14,891	6,204
Provision for doubtful accounts	—	66,000
Dividend income reinvested in marketable securities	—	(8,710)
Equity in losses of affiliates	(5,017)	(23,756)
Changes in assets and liabilities:
Restricted cash held in escrow	(957,722)	—
Accounts receivable and advances	(196,809)	(90,741)
Receivable - Affiliates	60,000	67,194
Deferred consulting fees	—	34,661
Prepaid expenses and other current assets	97,100	(112,265)
Deposits	6,144	(250)
Accounts payable	205,553	32,223
Deferred revenue	372,109	476,757
Receivable - revenue sharing agreements	61,750	40,056
Accrued expenses	146,932	(311,043)

Net cash provided by (used in) operating activities	142,968	(684,566)

Cash flows from investing activities:
Purchases of property and equipment	(230,515)	(88,017)
Sale of property and equipment	2,600	—
Proceeds from sale of marketable securities	200,000	—

Net cash used in investing activities	(27,915)	(88,017)

Cash flows from financing activities
Proceeds from the exercise of stock options	1,620	—
Proceeds from loan payable to related party	50,000	—
Repayments of deferred consulting obligation	(32,429)	(26,150)
Repayment of capital leases	—	(833)

Net cash provided by (used in) financing activities:	19,191	(26,983)

Increase (Decrease) in cash and cash equivalents	134,244	(799,566)
Cash and cash equivalents - beginning of period	2,452,006	1,935,532

Cash and cash equivalents - end of period	$2,586,250	$1,135,966

Supplemental disclosure of cash flow information:
Interest	$176,112	$126,104

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net gain (loss) as a component of marketable securities and shareholders’ equity	$25,865	$(4,786)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 29, 2004, Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three months ended February 29, 2004 and February 28, 2003 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company”). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2003 Annual Report on Form 10-KSB.

Revenue Recognition

During the first quarter of 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed. The cumulative effect of the change as of November 30, 2002, would have been a reduction of the accumulated deficit of approximately $102,000. The cumulative impact of the change is reflected in the three months ended February 28, 2003. Management does not believe that the impact of this adjustment is material to the operating results and earnings for the year ending November 30, 2003 or to prior years.

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned and includes in revenue. Shipping and handling costs are expensed and included in cost of sales.

Reclassification

Certain reclassifications have been made to the November 30, 2003 balance sheet to conform to the 2004 quarterly presentation, including the reclassification of the remaining initial value of the Company stock held by Saneron of approximately $303,000 within stockholders’ equity to treasury stock.

Note 2 – Earnings per Common Share

Earnings (Loss) per share data is based on net income (loss) and not comprehensive income (loss). The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 29, 2004	For the three months ended February 28, 2003
Numerator:
Net Income (Loss)	$214,289	$(958,653)
Denominator:
Weighted-average shares outstanding-basic	11,354,225	11,352,379
Dilutive common shares issuable upon exercise of stock options	284,494	—

Weighted-average shares-diluted	11,638,719	11,352,379

Earnings (loss) per share:
Basic	$.02	$(.08)

Diluted	$.02	$(.08)

For the three months ended February 29, 2004, options to purchase 376,900 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

For the three months ended February 28, 2003, basic and diluted earnings (loss) per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company did not present diluted earnings per share for the three months ended February 28, 2003, as the effect of potentially dilutive shares from outstanding stock options would be antidilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment has been entered against the Company in the amount of $957,722 for revenues generated for specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability as of the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for revenue generated for specimens processed and stored for the three months ended November 30, 2003 and recorded this as an accrued expense in the accompanying consolidated financial statements. The Company accrued an additional expense in the amount of $153,000 for the three months ended February 29, 2004 for revenues generated for specimens processed and stored during the first quarter of fiscal 2004 and will continue to accrue an expense at the rate of 6.125% of future revenue derived from the processing of new umbilical cord blood collections and for the storage of cord blood units, until the resolution of pending post-trial motions, recognizing that it is probable that damages will continue to accrue at that rate should the judgment remain in effect. In December 2003, the Company transferred $957,722 into an escrow account, which has been reflected as restricted cash in the accompanying consolidated balance sheets. The defendants, including the Company, have filed motions for post-trial relief, and execution of the judgment has been stayed pending disposition of those motions. The plaintiff has also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. Such an injunction, if granted and not stayed or reversed on appeal, would have a material adverse effect on the Company, and could require the Company to enter into an unfavorable license agreement. The Company has not accrued the $2,800,000 as of February 29, 2004, as the Company feels the likelihood of this judgment is remote. Briefing on the post-trial motions of both sides is complete. The Company believes that its motions for post-trial relief are meritorious, but no assurance can be given as to how the Court will rule on the motions. An appeal is likely to follow disposition of those motions.

In March 2003, CRYO-CELL Europe, N.V., now known as Life-Sciences Group, N.V. (“CCEU”) was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application. In July 2003, the Company commenced legal proceedings against CCEU and a affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. In September 2003, the Company and CCEU reached a settlement of the issues in the Dutch proceedings, whereby CCEU agreed to stop using “CRYO-CELL” in its name and the names of its affiliates, and to transfer its related internet domain names to the Company.

The Company has settled its lawsuit against CCEU, and its affiliate CRYO-CELL Switzerland AG, now known as Life Sciences AG (collectively, “Life Sciences”), which was pending in the Circuit Court of the Sixth Judicial District in the State of Florida. In the lawsuit, the Company had sought to recover money damages, unpaid royalty payments due under a license agreement with the Company, and other relief. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. Life Sciences assumed COLTEC’s rights and obligations under the license agreement. The Company had previously advised Life Sciences that, by the Company’s calculation, it owed the Company $323,562 in unpaid royalties. Life Sciences denied liability and asserted a counterclaim for damages and rescission of the license agreement. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation with Life Sciences. The terms of the settlement are confidential. As a result of the settlement, the claims and counterclaim in the lawsuit have been dismissed with prejudice.

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints allege violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. The complaints generally seek, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. Pursuant to the court’s scheduling order, the lead plaintiffs have until April 30, 2004 to file an amended complaint, after which the Company will respond to the amended allegations. The Company believes the litigation is without merit and intends to defend the litigation vigorously. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim is $175,000.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (Saneron)

The Company has ownership interest of approximately 43% in Saneron, which is accounted for under the equity method of accounting, along with approximately $684,000 as of February 29, 2004 and November 30, 2003 that represents goodwill and is reflected in the investment balance. As of November 30, 2003, independent valuations appraised the Company’s approximate 43% interest in Saneron at $900,000. As of November 30, 2003, the decline in value was considered other than temporary. Due to the permanent decline in the value of the Company’s 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets in fiscal 2003, to properly reflect the investment balance. As of February 29, 2004 and November 30, 2003, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the consolidated balance sheets at approximately $804,300 and $799,300, respectively.

For the three months ended February 29, 2004 the Company recorded equity in losses of affiliates in earnings of Saneron operations of $6,613. Included in equity in losses of affiliates is approximately $11,000 related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value. For the three months ended February 28, 2003, the Company recorded equity in earnings of Saneron operations of approximately $23,756.

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

In August 2003, SCPT received a $100,000 interest-bearing loan from a shareholder of SCPT and CRYO-CELL, who was an officer and director of SCPT through January 29, 2004, to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The note, including interest of 5%, is due on September 5, 2004. SCPT has pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with this officer, director and shareholder of SCPT for up to $50,000. The loan, including accrued interest at a rate of 5%, is due on demand, no later than December 31, 2004. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At February 29, 2004, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of February 29, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of February 29, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the three months ended February 29, 2004 and February 28, 2003 of approximately $95,000 and $205,000, respectively, of which the minority interest portion is approximately $13,000 and $30,000, respectively.

The CRYO-CELL Board intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

Note 5 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) which is effective for years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted. Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three months ended February 29, 2004 and February 28, 2003 is $3,261 and $6,204, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income (loss and loss per share would have been increased to the amounts indicated below for the quarters ended February 29, 2004 and February 28, 2003:

	Three Months Ended
	February 29, 2004	February 28, 2003
Net Income (Loss), as reported	$214,289	$(958,653)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(142,165)	(173,195)
Pro forma net income (loss)	$72,124	$(1,131,848)
Income (Loss) per share:
Basic and diluted-as reported	$.02	$(.08)
Basic and diluted-pro forma	$.01	$(.10)

Note 6 – Property and Equipment – Held-for-Sale

The Company developed several technologies that allow for the processing and storage of specimens in a cryogenic environment, including a patented computer controlled, robotically operated cryogenic storage system (“CCEL Cellular Storage System”). During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the CCEL Cellular Storage System and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. The Company intends to dispose of this equipment during 2004. The fair value of this equipment has been reclassified on the consolidated balance sheet as of February 29, 2004 as assets that are held for sale.

Note 7 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Instruments” (“SFAS No. 115”). Marketable securities were $175,273 at February 29, 2004. In accordance with SFAS No. 115, the Company recorded a realized gain of approximately $2,958 and $0 for the three months ended February 29, 2004 and February 28, 2003, respectively, in conjunction with certain marketable securities. Also included within marketable securities and other investments on the accompanying consolidated balance sheet as of February 29, 2004 are certificates of deposits of approximately $868,000 recorded at cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. During its history, the Company has engaged in a number of other business activities outside of its core business area, such as development of cellular storage systems, development of new business enterprises and international investments.

During the past several fiscal years, the Company incurred losses, related in large part to impairment of assets related to these non-core businesses, expenses of these non-core businesses and significant litigation expenses. During fiscal 2003, the Company announced that it would focus on its core business of marketing the U-Cord™ storage program and increasing the number of customers enrolled, with an emphasis in the U.S. market. Management has been working to control costs and stabilize the Company’s business by continuing to resolve the disputes facing the Company and by directing resources to the core business.

In the first quarter of 2004, the Company increased its revenues by 80% over the level in the 2003 period and achieved net income of approximately $214,000, compared to an approximately $959,000 net loss in the 2003 period. Net storage revenues increased, despite a decrease in new specimens processed, because of an increase in the number of recurring annual storage fees and the effects of two price increases during 2003. The Company was profitable mainly because cost of sales and marketing, general and administrative fees were relatively flat compared to 2003 levels. In order to maintain profitability, the Company needs to continue to control operating costs and litigation expenses while it works to continue to increase revenues from its core business.

At February 29, 2004, the Company had cash and cash equivalents of approximately $2,600,000 and marketable securities and other investments of approximately $1,043,000. The Company’s cash increased by approximately $1,100,000 during the quarter, as a result of its cash flow from operations. In December 2003, $958,000 of its cash was transferred to an escrow account in connection with a judgment against the Company and has been classified as restricted cash in the accompanying consolidated balance sheets.

Discontinued Operations

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At February 29, 2004, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of February 29, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of February 29, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the three months ended February 29, 2004 and February 28, 2003 of approximately $95,000 and $205,000, respectively, of which the minority interest portion is approximately $13,000 and $30,000, respectively.

The CRYO-CELL Board intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

Results of Operations

Revenues. Revenues for the three months ended February 29, 2004 were $2,577,810 as compared to $1,430,734 for the same period in 2002, representing an 80% increase. New specimens processed during the three months ended February 29, 2004 decreased 17% compared to the three months ended February 28, 2003. The unit decrease was offset by the increase in recurring annual storage fees and by two price increases. On May 5, 2003, the Company implemented a price increase of $140 affecting its enrollment, processing and testing fees (“Initial Fee”). This increase began to have a positive impact on revenue and gross profit during the fiscal 2003 third quarter. On September 3, 2003, the Company implemented an additional price increase of $230 to the Initial Fee. This increase had a positive impact on revenue and gross profit during the three months ended February 29, 2004.

Cost of Sales. Cost of sales for the three months ended February 29, 2004 was $625,152 as compared to $627,736 for the same period in 2003, representing a slight decrease. Cost of sales were 24% of revenues for the three months ended February 29, 2004 compared with 44% for the three months ended February 28, 2003. Cost of sales as a percentage of revenue decreased due to the increase in revenue from the price increases, which had a minimal effect on costs. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party) in Arizona, which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 29, 2004 were $1,541,837 as compared to $1,402,108 for the three months ended February 28, 2003 representing a 9% increase. The increase is primarily the result of an accrual that was recorded in the amount of approximately $153,000 for the three months ended February 29, 2004 pursuant to a jury verdict entered in October 2003 for the Pharmastem litigation (See Note 3). Marketing, general and administrative expenses were 60% of revenues for the three months ended February 29, 2004 compared to 98% for the three months ended February 28, 2003. Marketing, general and administrative expenses decreased as a percentage of revenue due to the increase in revenue from the price increases, which had a minimal effect on expenses.

In the first quarter of 2004, the Company settled its lawsuit with CCEU and its affiliates, as described in Note 3. However, other legal proceedings continue. The Company cannot provide assurance that legal fees will not increase in the foreseeable future.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 29, 2004 were $37,630 as compared to $31,718 for the three months ended February 28, 2003, an increase of 19%. As a percentage of revenues, research, development and related engineering expenses were 1% and 2% for the three months ended February 29, 2004 and February 28, 2003, respectively.

Interest Expense. Interest expense for the three months ended February 29, 2004 was $176,112 as compared to $126,104 for the same period in 2003. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into five RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Essentially, as the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $21,418 and $20,005 for the three months ended February 29, 2004 and February 28, 2003, respectively.

Other Income. Other income for the three months ended February 29, 2004, was $77,235 as compared to $32,806 for the same period in 2003. Other income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Settlement on Insurance Claim. For the three months ended February 29, 2004, the Company received $135,338 as settlement to an insurance claim for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer.

Equity in Earnings of Affiliates. Equity in losses of affiliates was $6,613 for the three months ended February 29, 2004, compared to earnings of $23,756 for the 2003 period. During the three months ended February 29, 2004, the Company recorded approximately $11,000 in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value.

Liquidity and Capital Resources

At February 29, 2004, the Company had cash and cash equivalents of $2,586,250 as compared to $2,452,006 at November 30, 2003. The increase in cash and cash equivalents during the three months ended February 29, 2004 was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from the current client base, the maturity of certificate of deposits and the receipt of a settlement for an insurance claim that was filed for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer. In December 2003, the Company transferred $958,000 of its cash into an escrow account resulting from entry of judgment in litigation brought by Pharmastem, described in Note 3, in which the Company is a defendant. The judgment is subject to post-trial motions, and an appeal is likely. The cash in escrow has been classified as restricted cash in the accompanying consolidated balance sheets.

Cash provided by operating activities for the three months ended February 29, 2004 amounted to $142,968, which was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from the current client base.

Cash used in investing activities for the three months ended February 29, 2004 amounted to $27,915, which was primarily attributable to the purchase of approximately $225,000 of laboratory equipment offset by the maturity of certificate of deposits and the proceeds of $200,000.

Cash provided by financing activities for the three months ended February 29, 2004 amounted to $19,191, which consisted primarily of a loan received by SCPT in the amount of $50,000 from an officer, director and shareholder of SCPT. See SCPT’s liquidity and capital resources discussion below.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $1,043,273 at February 29, 2004, including $375,171 that is classified as current assets.

Through February 29, 2004, the Company’s sources of cash have been from sales of its U-Cord™ program to customers, the sales of revenue sharing agreements and the sale of license agreements. The Company does not have a line of credit or other type of financing instrument.

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

Since inception SCPT’s costs and expenses were funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and the sale of common stock. In August 2003, SCPT received a $100,000 interest-bearing loan from an officer, director and shareholder of SCPT (and a shareholder of CRYO-CELL) to fund its operations. The note, including 5% interest, is due on September 5, 2004. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The amended loan agreement, including 5% interest, is due on September 5, 2004. SCPT has pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with the officer, director and shareholder of SCPT for up to $50,000. The loan, including 5% interest, is due on demand or no later than December 31, 2004. To date, cash has been expended primarily for development stage expenses. On January 29, 2004, CRYO-CELL made the decision to close its majority-owned subsidiary, SCPT, following the resignation of SCPT’s Board of Directors and management. CRYO-CELL rejected a restructuring proposal made by SCPT’s management, which the Company concluded would have required substantial additional funding from CRYO-CELL to continue SCPT’s operations, see Note 2.

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

Revenue Recognition

During the first quarter of fiscal 2003, the Company changed its method of recognizing enrollment fee revenue. Through November 30, 2002, the Company recognized enrollment fees upon completion of the enrollment into the U-Cord storage program. Beginning December 1, 2002, enrollment fees and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed. The cumulative effective of the change as of November 30, 2002, would have been a reduction of the accumulated deficit of approximately $102,000. The cumulative impact of the change is reflected in the three months ended February 28, 2003. Management does not believe that the impact of this adjustment is material to the operating results and earnings for the year ending November 30, 2003 or to prior years.

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

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as a long-term liability. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSAs receivables for collectibility. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

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

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate.

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

Item 3. Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by any governmental regulations, proceedings or actions, foreign and domestic;

(ii)	any continued or increased losses, or any inability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(iii)	any increased competition in our business;

(iv)	any decrease or slow down in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(v)	the effect of any future reduced cash position and future inability to access borrowings;

(vi)	any adverse impacts on our revenue or operating margins due to the costs associated with increased growth in our business;

(vii)	any adverse developments impacting our continued relationship with and success of our licensees, foreign affiliates or investments in, or relationships with, foreign companies;

(viii)	any inability to achieve increases in revenue or earnings from umbilical cord blood stem cell storage;

(ix)	any future inability to substantially achieve the objectives expected from the successful implementation of our strategy;

(x)	any decline in public market interest in the Company’s business sector;

(xi)	any added requirements imposed on us by new laws or SEC regulations and costs thereof;

(xii)	any technological breakthrough or medical breakthrough that would render the Company’s business of stem cell preservation obsolete;

(xiii)	any material failure or malfunction in our storage facilities;

(xiv)	any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens;

(xv)	the potential impact of negative market influences on the Company’s portfolio of cash, cash equivalents and marketable securities;

(xvi)	the costs associated with defending or prosecuting litigation matters and any material adverse result from such matters;

(xvii)	decreases in asset valuations;

(xviii)	any continued negative effect from adverse publicity in the past year regarding the Company’s business operations;

(xix)	any new technology rendering the Company’s patented equipment or business obsolete;

(xx)	any performance failures related to the Company’s equipment or operations;

(xxi)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xxii)	any negative effect from the filed class action shareholder lawsuits.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits

		31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K.

Form 8-K filed on February 25, 2004, reporting under Item 9 the settlement of the Company’s lawsuit against Life Sciences.

Form 8-K filed on March 1, 2004, reporting under Items 7 and 12 the results of operations and financial conditions for the fiscal year ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton
Interim Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: April 13, 2004