Form 10QSB
period 2004-05-31
CRYO CELL INTERNATIONAL INC
filed 2004-07-13
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2004

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 15, 2004, 11,355,379 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2004	November 30, 2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,435,680	$2,452,006
Restricted cash held in escrow	1,173,721	—
Marketable securities and other investments	527,021	798,077
Accounts receivable and advances (net of allowance for doubtful accounts of $242,757 and $200,010, respectively)	745,484	483,926
Receivable - Affiliates (net of allowance for doubtful accounts of $128,540 at November 30, 2003)	—	195,022
Notes receivable	100,000	100,000
Prepaid expenses and other current assets	471,359	366,579

Total current assets	6,453,265	4,395,610

Property and Equipment-net	1,261,308	1,354,619

Property and Equipment-held for sale	145,000	—

Other Assets
Marketable securities and other investments	491,895	468,102
Receivable - Revenue sharing agreement	—	100,525
Investment in Saneron CCEL Therapeutics, Inc.	786,139	799,328
Deposits and other assets	108,199	99,004

Total other assets	1,386,233	1,466,959

Total assets	$9,245,806	$7,217,188

	May 31, 2004	November 30, 2003
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$414,277	$340,731
Loan payable to related party	—	145,000
Accrued expenses	2,060,378	1,637,540
Deferred revenue	2,462,907	2,108,292

Total current liabilities	4,937,562	4,231,563

Other Liabilities
Deferred revenue	2,225,524	1,686,916
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	1,279,074	1,339,718

Total other liabilities	7,254,598	6,776,634

Minority Interest	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,355,379 as of May 31, 2004, and 11,352,379 at November 30, 2003 issued and outstanding	113,554	113,524
Additional paid-in capital	23,357,805	23,295,659
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(151,742)	(111,522)
Accumulated deficit	(25,426,670)	(26,249,369)

Total stockholders’ deficit	(2,946,354)	(3,791,009)

	$9,245,806	$7,217,188

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Revenue	$3,196,218	$1,632,436	$5,774,027	$3,063,170

Costs and Expenses:
Cost of sales	741,663	672,484	1,366,815	1,300,220
Marketing, general & administrative expenses	1,596,957	1,679,538	3,138,794	3,081,647
Research, development and related engineering	14,078	33,672	54,439	65,390
Depreciation and amortization	100,750	80,151	201,500	162,322

Total cost and expenses	2,453,448	2,465,845	4,761,548	4,609,579

Operating Income (Loss)	742,770	(833,409)	1,012,479	(1,546,409)

Other (Expense) Income:
Interest income	10,644	15,062	17,599	44,309
Interest expense	(191,372)	(151,590)	(367,484)	(277,693)
Other income	76,204	45,006	153,439	77,812
Settlement on insurance claim	—	—	135,338	—
Loss on sale of fixed asset	—	—	(2,625)	—
(Loss) gain on sale of marketable securities	—	(24,753)	2,958	(24,753)

Total other expense	(104,524)	(116,275)	(60,775)	(180,325)

Income (loss) before minority interest, and equity in (losses) earnings of affiliates	638,246	(949,684)	951,704	(1,726,734)

Equity in (losses) earnings of affiliates	(29,836)	4,032	(36,449)	27,788
Minority interest	—	—	—	—

	(29,836)	4,032	(36,449)	27,788

Income (loss) from continuing operations	608,410	(945,652)	915,255	(1,698,946)
Loss on discontinued operations	—	(328,438)	(92,556)	(533,796)

Net Income (Loss)	$608,410	$(1,274,090)	$822,699	$(2,232,742)

Net income (loss) from continuing operations per common share - basic and diluted	$0.05	$(0.11)	$0.08	$(0.15)
Net income (loss) from discontinued operations per common share - basic and diluted	$0.00	$0.00	$(0.01)	$(0.05)

Net income (loss) per common share - basic and diluted	$0.05	$(0.11)	$0.07	$(0.20)

Weighted average common shares outstanding - basic	11,355,379	11,352,379	11,354,805	11,352,379

Weighted average common shares outstanding - diluted	11,546,265	11,352,379	11,597,753	11,352,379

Comprehensive income (loss):
Net income (loss):	$608,410	(1,274,090)	$822,699	$(2,232,742)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain from marketable securities	(14,357)	80,703	(39,203)	(37,083)

Comprehensive income (loss)	$594,053	$(1,193,387)	$783,496	$(2,269,825)

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	May 31, 2004	May 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$822,699	$(2,232,742)
Adjustments to reconcile net income (loss) to cash provided by (used in) in operating activities:
Depreciation and amortization	235,690	193,136
Gain on sale of marketable securities held to maturity	(2,958)	24,753
Loss on sale of property and equipment	2,625	—
Compensatory element of stock options	37,296	12,408
Provision for doubtful accounts	42,747	78,000
Dividend income reinvested in marketable securities	—	(7,464)
Equity in losses (income) of affiliates	36,449	(27,788)
Changes in assets and liabilities:
Restricted cash held in escrow	(1,173,721)	—
Accounts receivable and advances	(304,305)	31,335
Receivable - Affiliates	195,022	174,711
Notes receivable	—	(20,000)
Deferred consulting fees	—	75,098
Prepaid expenses and other current assets	(104,780)	(195,901)
Deposits	(9,195)	(250)
Accounts payable	73,546	7,244
Deferred revenue	893,223	939,605
Receivable - revenue sharing agreements	100,525	80,831
Accrued expenses	422,838	(270,679)

Net cash provided by (used in) operating activities	1,267,701	(1,137,703)

Cash flows from investing activities:
Purchases of property and equipment	(292,603)	(97,040)
Sale of property and equipment	2,600	—
Proceeds from sale of marketable securities	210,000	—

Net cash used in investing activities	(80,003)	(97,040)

Cash flows from financing activities
Proceeds from the exercise of stock options	1,620	—
Repayment of loan to related party	(195,000)	—
Proceeds from loan payable to related party	50,000	—
Proceeds from revenue sharing agreements	—	50,000
Repayments of deferred consulting obligation	(60,644)	(57,117)
Repayment of capital leases	—	(1,406)

Net cash used in financing activities:	(204,024)	(8,523)

Increase (Decrease) in cash and cash equivalents	983,674	(1,243,266)
Cash and cash equivalents - beginning of period	2,452,006	1,935,532

Cash and cash equivalents - end of period	$3,435,680	$692,266

Supplemental disclosure of cash flow information:
Interest	$266,899	$277,693

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$39,203	$85,004

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2004, Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three months and six months ended May 31, 2004 and May 31, 2003 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company”). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of May 31, 2004 and November 30, 2003, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Reclassification

Certain reclassifications have been made to the November 30, 2003 balance sheet to conform to the 2004 presentation, including the reclassification of the remaining initial value of the Company stock held by Saneron of approximately $303,000 within stockholders’ equity to treasury stock.

Note 2 – Earnings per Common Share

Earnings (Loss) per share data is based on net income (loss) and net comprehensive income (loss). The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Numerator:
Net Income (Loss)	$608,410	$(1,274,090)	$822,699	$(2,232,742)
Denominator:
Weighted-average shares outstanding-basic	11,355,379	11,352,379	11,354,805	11,352,379
Dilutive common shares issuable upon exercise of stock options	190,886	—	242,948	—
Weighted-average shares-diluted	11,546,265	11,352,379	11,597,753	11,352,379

Earnings (loss) per share:
Basic	$.05	$(.11)	$.07	$(.20)

Diluted	$.05	$(.11)	$.07	$(.20)

For the three months and six months ended May 31, 2004, options to purchase 454,400 and 434,000 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

For the three months and six months ended May 31, 2003, basic and diluted earnings (loss) per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company excluded the effect of all outstanding options from the computation of earnings per share for the three months and six months ended May 31, 2003, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment has been entered against the Company in the amount of $957,722 for revenues generated for specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for revenue generated for specimens processed and stored for the three months ended November 30, 2003 and recorded this as an accrued expense in the accompanying consolidated financial statements. For the three months and six months ended May 31, 2004 the Company accrued an additional expense in the amount of approximately $169,000 and $322,000, respectively, for revenues generated for specimens processed and stored during the first and second quarters of fiscal 2004 and will continue to accrue an expense at the rate of 6.125% of future revenue derived from the processing of new umbilical cord blood collections and for the storage of cord blood units, until the resolution of pending post-trial motions, recognizing that it is probable that damages will continue to accrue at that rate should the judgment remain in effect. In December 2003, the Company transferred $957,722 into an escrow account, which has been reflected as restricted cash in the accompanying consolidated balance sheets. The defendants, including the Company, have filed motions for post-trial relief, and execution of the judgment has been stayed pending disposition of those motions. The plaintiff has also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. Such an injunction, if granted and not stayed or reversed on appeal, would have a material adverse effect on the Company, and could require the Company to enter into an unfavorable license agreement. The Company has not accrued the $2,800,000 as of May 31, 2004, as the Company feels the likelihood of this judgment is remote. Briefing on the post-trial motions of both sides is complete. The Company believes that its motions for post-trial relief are meritorious, but no assurance can be given as to how the Court will rule on the motions. If the ruling is unfavorable, an appeal is likely to follow disposition of those motions.

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

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The parties have reached an agreement in principle to settle the litigation, which is being formalized in a Memorandum of Understanding. The settlement remains subject to execution of definitive settlement documents by all parties and approval by the United States District Court for the Middle District of Florida. The proposed settlement, which totals $7 million, includes a payment of $4 million, which would be paid by the carrier of the Company’s former auditors, subject to its applicable deductible. In addition, the Company’s insurance carrier would pay $3 million on the Company’s behalf under its directors’ and officers’ insurance policy, subject to its maximum deductible of $175,000. The Company believes the litigation is without merit and, in the event a settlement agreement is not consummated or approved by the court, the Company intends to defend the litigation vigorously.

From time to time, the Company is involved in other inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect on the Company’s financial condition or results of operations.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (Saneron)

The Company has ownership interest of approximately 43% in Saneron, which is accounted for under the equity method of accounting, along with approximately $684,000 as of May 31, 2004 and November 30, 2003 that represents goodwill and is reflected in the investment balance. As of November 30, 2003, an independent valuation appraised the Company’s approximate 43% interest in Saneron at $900,000. As of November 30, 2003, the decline in value was considered other than temporary. Due to the permanent decline in the value of the Company’s 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets in fiscal 2003, to properly reflect the investment balance. As of May 31, 2004 and November 30, 2003, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the consolidated balance sheets at approximately $786,000 and $799,300, respectively.

For the three months and six months ended May 31, 2004 the Company recorded equity in losses of affiliates in earnings of Saneron operations of $29,836 and $36,449, respectively. Included in equity in losses of affiliates is approximately $12,000 and $24,000 for the three months and six months ended May 31, 2004, respectively, related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value. For the three months and six months ended May 31, 2003, the Company recorded equity in earnings of Saneron operations of approximately $4,000 and $28,000, respectively.

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

In August 2003, SCPT received a $100,000 interest-bearing loan from a shareholder of SCPT and CRYO-CELL, who was an officer and director of SCPT through January 29, 2004, to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The note, including interest of 5%, was due on September 5, 2004. SCPT had pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with this officer, director and shareholder of SCPT for up to $50,000. The loan, including accrued interest at a rate of 5%, was due on demand, no later than December 31, 2004. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At February 29, 2004, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of May 31, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

During the second quarter 2004, SCPT paid all outstanding liabilities to employees and other creditors including the loan in the amount of $195,000 plus accrued interest to the shareholder of SCPT. In April 2004, the Board of Directors of SCPT approved a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock. After payment of SCPT’s remaining debts, SCPT’s remaining assets consisted solely of shares of common stock of CRYO-CELL. In order to facilitate the liquidating distribution, CRYO-CELL agreed to repurchase the CRYO-CELL shares from SCPT for a cash price of $.75 per share, the average price per share for CRYO-CELL common stock reported on the OTC Bulletin Board for the twenty trading days prior to April 30, 2004. After the repurchase of CRYO-CELL common stock, SCPT’s remaining assets consisted of $138,035 in cash, which was equal to approximately $.01 per share of SCPT common stock. This cash was distributed to SCPT’s shareholders, including CRYO-CELL, in May 2004.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of May 31, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the three months ended May 31, 2004 and May 31, 2003 of approximately $0 and $328,000, respectively, and for the six months ended May 31, 2004 and May 31, 2003 approximately $93,000 and $534,000, respectively. The minority interest portion of the losses for the three months and six months ended May 31, 2003 was approximately $30,000 and $60,000, respectively.

The CRYO-CELL Board intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

Note 5 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123) which is effective for years beginning after December 15, 1995. SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted. Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three months and six months ended May 31, 2004 is $34,035 and $37,296, respectively. The expense recognized for the three months and six months ended May 31, 2003 is $6,204 and $12,408, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income (loss) and income (loss) per share would have been adjusted to the amounts indicated below for the three and six months ended May 31, 2004 and May 31, 2003:

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net Income (Loss), as reported	$608,410	$(1,274,090)	$822,699	$(2,232,742)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(53,978)	(71,246)	(125,501)	(244,441)
Pro forma net income (loss)	$554,432	$(1,345,336)	$697,198	$(2,477,183)
Income (Loss) per share:
Basic and diluted-as reported	$.05	$(.11)	$.07	$(.20)
Basic and diluted-pro forma	$.05	$(.12)	$.06	$(.22)

Note 6 – Property and Equipment – Held-for-Sale

The Company developed several technologies that allow for the processing and storage of specimens in a cryogenic environment, including a patented computer controlled, robotically operated cryogenic storage system (“CCEL Cellular Storage System”). During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the CCEL Cellular Storage System and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. The Company intends to dispose of this equipment during 2004. The fair value of this equipment has been reclassified on the consolidated balance sheet as of May 31, 2004 as assets that are held for sale.

Note 7 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Instruments” (“SFAS No. 115”). Marketable securities were $160,814 at May 31, 2004. In accordance with SFAS No. 115, the Company recorded a realized gain of $0 and $2,958 for the three months and six months ended May 31, 2004, respectively, and a realized loss of

$24,753 for the three months and the six months ended May 31, 2003, in conjunction with certain marketable securities. Also included within marketable securities and other investments on the accompanying consolidated balance sheet as of May 31, 2004 are certificates of deposits of approximately $858,000 recorded at cost.

Note 8 – Cash in Escrow

In December 2003, the Company transferred $958,000 of its cash into an escrow account resulting from entry of judgment in litigation brought by Pharmastem, described in Note 3 to the consolidated financial statements, in which the Company is a defendant. The judgment is subject to post-trial motions, and an appeal is likely.

During the second quarter 2004, the Company entered into a 10-year lease agreement to construct a customized, nearly 18,000 square foot good manufacturing practice (cGMP) facility in Oldsmar, Florida. In April 2004, $216,000 of its cash was transferred to an escrow account per the Company’s new lease agreement. In June 2004, the Company transferred its final obligation with regards to leasehold improvements of approximately $271,000 in accordance with the terms of the lease into the escrow account. The cash in escrow has been classified as restricted cash in the accompanying consolidated balance sheets.

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

During the six months ended May 31, 2004, the Company increased its revenues by 88% over the level in the 2003 period and achieved net income of approximately $823,000, compared to an approximately $2,233,000 net loss in the 2003 period. Net storage revenues increased because of an increase in recurring annual storage fees and the effects of two price increases during 2003. The Company was profitable mainly because cost of sales and marketing, general and administrative fees were relatively flat compared to 2003 levels. In order to maintain profitability, the Company needs to continue to control operating costs while it works to continue to increase revenues from its core business.

At May 31, 2004, the Company had cash and cash equivalents of approximately $3,435,680 and marketable securities and other investments of approximately $1,019,000. The Company’s cash increased by approximately $984,000 during the six months, as a result of its cash flows from operations. In December 2003, approximately $958,000 of its cash was transferred to an escrow account in connection with a judgment against the Company and has been classified as restricted cash in the accompanying consolidated balance sheets. During the second quarter 2004, the Company entered into a 10-year lease agreement to construct a customized, nearly 18,000 square foot good manufacturing practice (cGMP) facility in Oldsmar, Florida. In April 2004, $216,000 of its cash was transferred to an escrow account in accordance with the Company’s new lease agreement.

Discontinued Operations

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would no longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At February 29, 2004, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of May 31, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

During the second quarter 2004, SCPT completed the payments to all known amounts owed to employees and other creditors including the loan in the amount of $195,000 plus accrued interest to the shareholder of SCPT. In April 2004, the Board of Directors of SCPT approved a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock. After payment of SCPT’s remaining debts, SCPT’s remaining assets consisted solely of shares of common stock of CRYO-CELL. In order to facilitate the liquidating distribution, CRYO-CELL agreed to repurchase the CRYO-CELL shares from SCPT for a cash price of $.75 per share, the average of the closing bid and ask prices per share for CRYO-CELL common stock reported on the OTC Bulletin Board for the twenty trading days prior to April 30, 2004. After the repurchase of CRYO-CELL common stock, SCPT’s remaining assets consisted of $138,035 in cash, which was equal to approximately $.01 per share of SCPT common stock. This cash was distributed to SCPT’s shareholders, including CRYO-CELL, in May 2004.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of May 31, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the three months ended May 31, 2004 and May 31, 2003 of approximately $0 and $328,000, respectively, and for the six months ended May 31, 2004 and May 31, 2003 approximately $93,000 and $534,000, respectively. The minority interest portion of the losses for the three months and six months ended May 31, 2003 was approximately $30,000 and $60,000, respectively.

The CRYO-CELL Board intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

Results of Operations – Three-month period ending May 31, 2004

Revenues. Revenues for the three months ended May 31, 2004 were $3,196,218 as compared to $1,632,436 for the same period in 2003, representing a 96% increase. On May 5, 2003, the Company implemented a price increase of $140 affecting its enrollment, processing and testing fees (“Initial Fee”). This increase began to have a positive impact on revenue and gross profit during the fiscal 2003 third quarter. On September 3, 2003, the Company implemented an additional price increase of $230 to the Initial Fee. This increase had a positive impact on revenue and gross profit beginning in the fourth quarter of 2003.

Cost of Sales. Cost of sales for the three months ended May 31, 2004 was $741,663 as compared to $672,484 for the same period in 2003, representing a 10% increase. Cost of sales were 23% of revenues for the three months ended May 31, 2004 compared with 41% for the three months ended May 31, 2003. Cost of sales as a percentage of revenue decreased due to the increase in revenue from the price increases. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party) in Arizona, which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended May 31, 2004 were $1,596,957 as compared to $1,679,538 for the three months ended May 31, 2003 representing a 5% decrease. The decrease is primarily the result of a decrease in professional fees of approximately $218,000. During the 2004 period, an accrual was recorded in the amount of approximately $169,000 pursuant to a jury verdict entered in October 2003 for the Pharmastem litigation (See Note 3 to the consolidated financial statements). Marketing, general and administrative expenses were 50% of revenues for the three months ended May 31, 2004 compared to 103% for the three months ended May 31, 2003. Marketing, general and administrative expenses as a percentage of revenue decreased due to the increase in revenue from the price increases

In the first quarter of 2004, the Company settled its lawsuit with CCEU and its affiliates, as described in Note 3. However, other legal proceedings continue. The Company cannot provide assurance that legal fees will not increase in the foreseeable future.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2004 were $14,078 as compared to $33,672 for the three months ended May 31, 2003, a decrease of 58%.

Interest Expense. Interest expense for the three months ended May 31, 2004 was $191,372 as compared to $151,590 for the same period in 2003. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (‘RSAs’) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into five RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Essentially, as the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $17,939 and $22,879 for the three months ended May 31, 2004 and May 31, 2003, respectively.

Other Income. Other income for the three months ended May 31, 2004, was $76,204 as compared to $45,006 for the same period in 2003. Other income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in (Losses) Earnings of Affiliates. Equity in losses of affiliates was $29,836 for the three months ended May 31, 2004, compared to earnings of $4,032 for the 2003 period. During the three months ended

May 31, 2004, the Company recorded approximately $12,000 in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value.

Results of Operations – Six-month period ending May 31, 2004

Revenues. Revenues for the six months ended May 31, 2004 were $5,774,027 as compared to $3,063,170 for the same period in 2003, representing an 88% increase. On May 5, 2003, the Company implemented a price increase of $140 affecting the Initial Fee. This increase began to have a positive impact on revenue and gross profit during the fiscal 2003 third quarter. On September 3, 2003, the Company implemented an additional price increase of $230 to the Initial Fee. This increase had a positive impact on revenue and gross profit beginning in the fourth quarter of 2003.

Cost of Sales. Cost of sales for the six months ended May 31, 2004 was $1,366,815 as compared to $1,300,220 for the same period in 2003, representing a slight increase. Cost of sales were 24% of revenues for the six months ended May 31, 2004 compared with 42% for the six months ended May 31, 2003. Cost of sales as a percentage of revenue decreased due to the increase in revenue from the price increases. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party) in Arizona, which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2004 were $3,138,794 as compared to $3,081,647 for the six months ended May 31, 2003 representing a 2% increase. For the six months ended May 31, 2004, an accrual was recorded in the amount of approximately $322,000 pursuant to a jury verdict entered in October 2003 for the Pharmastem litigation (See Note 3 to the consolidated financial statements). Professional fees decreased approximately $216,000 for the six months ended May 31, 2004. Marketing, general and administrative expenses were 54% of revenues for the six months ended May 31, 2004 compared to 101% for the six months ended May 31, 2003. Marketing, general and administrative expenses decreased as a percentage of revenue due to the increase in revenue from the price increases.

In the first quarter of 2004, the Company settled its lawsuit with CCEU and its affiliates, as described in Note 3. However, other legal proceedings continue. The Company cannot provide assurance that legal fees will not increase in the foreseeable future.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2004 were $54,439 as compared to $65,390 for the six months ended May 31, 2003, a decrease of 17%. As a percentage of revenues, research, development and related engineering expenses were 1% and 2% for the six months ended May 31, 2004 and May 31, 2003, respectively.

Interest Expense. Interest expense for the six months ended May 31, 2004 was $367,484 as compared to $277,693 for the same period in 2003. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into five RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Essentially, as the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $39,356 and $42,884 for the six months ended May 31, 2004 and May 31, 2003, respectively.

Other Income. Other income for the six months ended May 31, 2004, was $153,439 as compared to $77,812 for the same period in 2003. Other income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Settlement on Insurance Claim. For the six months ended May 31, 2004, the Company received $135,338 as settlement to an insurance claim for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer.

Equity in Earnings of Affiliates. Equity in losses of affiliates was $36,449 for the six months ended May 31, 2004, compared to earnings of $27,788 for the 2003 period. During the six months ended May 31, 2004, the Company recorded approximately $24,000 in equity in losses of affiliates related to compensation expense for stock option awards that were granted by SCTI to certain consultants and employees below fair market value.

Liquidity and Capital Resources

Through May 31, 2004, the Company’s principal sources of cash have been from sales of its U-Cord™ program to customers, the sales of revenue sharing agreements and the sale of license agreements. The Company does not have a line of credit or other type of financing instrument.

At May 31, 2004, the Company had cash and cash equivalents of $3,435,680 as compared to $2,452,006 at November 30, 2003. The increase in cash and cash equivalents during the six months ended May 31, 2004 was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from the current client base, the maturity of certificates of deposit and the receipt of a settlement for an insurance claim that was filed for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer. In December 2003, the Company transferred $958,000 of its cash into an escrow account resulting from entry of judgment in litigation brought by Pharmastem, described in Note 3 to the consolidated financial statements, in which the Company is a defendant. The judgment is subject to post-trial motions, and an appeal is likely.

During the second quarter 2004, the Company entered into a 10-year lease agreement to construct a customized, nearly 18,000 square foot good manufacturing practice (cGMP) facility in Oldsmar, Florida. In April 2004, $216,000 of its cash was transferred to an escrow account per the Company’s new lease agreement. In June 2004, the Company transferred its final obligation with regards to leasehold improvements of approximately $271,000 in accordance with the terms of the lease into the escrow account. The cash in escrow has been classified as restricted cash in the accompanying consolidated balance sheets.

Cash provided by operating activities for the six months ended May 31, 2004 amounted to $1,267,701, which was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from the current client base.

Cash used in investing activities for the six months ended May 31, 2004 amounted to $80,003, which was primarily attributable to the purchase of approximately $234,000 of laboratory equipment offset by the maturity of certificates of deposit with proceeds of $210,000.

Cash used in financing activities for the six months ended May 31, 2004 amounted to $204,024, which consisted primarily of a repayment of a loan in the amount of $195,000 to a former officer, director and shareholder of SCPT as a result of the liquidation of SCPT. See SCPT’s liquidity and capital resources discussion below.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $1,018,916 at May 31, 2004, including $527,021 that is classified as current assets.

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

The Company currently believes that during the next twelve months, capital expenditures will be approximately $1,100,000, principally for machinery, equipment, leasehold improvements, facilities and related expenses. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund these capital expenditures. The Company will consider financing all or a portion of these capital expenditures through borrowings under a line of credit, vendor financing and other financing sources.

Since inception SCPT’s costs and expenses were funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and the sale of common stock. In 2003, SCPT received a $100,000 interest-bearing loan from an officer, director and shareholder of SCPT (and a shareholder of CRYO-CELL) to fund its operations. The note, including 5% interest, was due on September 5, 2004. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The amended loan agreement, including 5% interest, was due on September 5, 2004. SCPT pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with the officer, director and shareholder of SCPT for up to $50,000. The loan, including 5% interest, was due on demand or no later than December 31, 2004. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT to secure this note. On January 29, 2004, CRYO-CELL made the decision to close its majority-owned subsidiary, SCPT, following the resignation of SCPT’s Board of Directors and management. CRYO-CELL rejected a restructuring proposal made by SCPT’s management, which the Company concluded would have required substantial additional funding from CRYO-CELL to continue SCPT’s operations, see Note 4 to the consolidated financial statements. In connection with closing SCPT, CRYO-CELL repaid the loans in May 2004, and the shares held as collateral were released.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The unamortized present value of the deferred consulting fee was recognized as a liability for the year ended November 30, 2003 and the six months ended May 31, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the Company’s purchases of its Common Stock on a monthly basis during the second quarter of fiscal 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2004 through March 31, 2004	—		—		—	—
April 1, 2004 through April 30, 2004	—		—		—	—
May 1, 2004 through May 31, 2004	645,161	(1)	$0.75	(1)	—	—

Total	645,161		$0.75		—	—

(1)	Shares were repurchased from SCPT in connection with the liquidation of the remaining assets of SCPT.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Lease

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Form 8-K filed on March 4, 2004, reporting under Items 7 and 12 the results of operations and financial conditions for the first quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton
Interim Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: July 12, 2004