Form 10QSB
period 2004-08-31
CRYO CELL INTERNATIONAL INC
filed 2004-10-13
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2004

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 13, 2004, 11,379,879 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2004	November 30, 2003
	(unaudited)
Current Assets
Cash and cash equivalents	$4,167,386	$2,452,006
Restricted cash held in escrow	996,653	—
Marketable securities and other investments	707,040	798,077
Accounts receivable and advances (net of allowance for doubtful accounts of $290,726 and $200,010, respectively)	841,032	483,926
Receivable - Affiliates (net of allowance for doubtful accounts of $128,540 at November 30, 2003)	—	195,022
Prepaid expenses and other current assets	431,242	366,579

Total current assets	7,143,353	4,295,610

Property and Equipment-net	1,647,156	1,354,619

Property and Equipment-held for sale	145,000	—

Other Assets
Marketable securities and other investments	516,797	468,102
Notes receivable	100,000	100,000
Receivable - Revenue sharing agreement	—	100,525
Investment in Saneron CCEL Therapeutics, Inc.	756,905	799,328
Deposits and other assets	102,055	99,004

Total other assets	1,475,757	1,566,959

Total assets	$10,411,266	$7,217,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	August 31, 2004	November 30, 2003

Current Liabilities
Accounts payable	$449,771	$340,731
Loan payable to related party	—	145,000
Accrued expenses	733,984	1,637,540
Deferred revenue	2,729,350	2,108,292

Total current liabilities	3,913,105	4,231,563

Other Liabilities
Deferred revenue	2,567,197	1,686,916
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	1,250,467	1,339,718

Total other liabilities	7,567,664	6,776,634

Minority Interest	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,379,879 as of August 31, 2004, and 11,352,379 at November 30, 2003 issued and outstanding)	113,799	113,524
Additional paid-in capital	23,399,864	23,295,659
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(175,822)	(111,522)
Accumulated deficit	(23,568,043)	(26,249,369)

Total stockholders’ deficit	(1,069,503)	(3,791,009)

	$10,411,266	$7,217,188

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Revenue	$3,229,268	$2,028,159	$9,003,295	$5,091,329

Costs and Expenses:
Cost of sales	858,870	644,317	2,225,685	1,944,537
Marketing, general & administrative expenses	1,643,843	1,831,959	4,460,979	4,913,606
Litigation Accrual Reversal	(1,424,626)	—	(1,102,968)	—
Research, development and related engineering	15,731	100,639	70,170	166,029
Depreciation and amortization	107,857	90,211	309,357	252,533

Total cost and expenses	1,201,675	2,667,126	5,963,223	7,276,705

Operating Income (Loss)	2,027,593	(638,967)	3,040,072	(2,185,376)

Other (Expense) Income:
Interest income	8,461	168	26,060	44,477
Interest expense	(202,461)	(182,411)	(569,945)	(460,105)
Other income	82,042	64,813	235,481	139,956
Settlement on insurance claim	—	—	135,338	—
Gain (Loss) on sale of fixed asset	—	41,548	(2,625)	41,548
Gain (Loss) on sale of marketable securities	—	4,542	2,958	(20,210)

Total other expense	(111,958)	(71,340)	(172,733)	(254,334)

Income (loss) before income taxes and equity in losses of affiliates	1,915,635	(710,307)	2,867,339	(2,439,710)

Income taxes	—	—	—	—
Equity in losses of affiliates	(57,008)	(262,689)	(93,457)	(234,902)

	(57,008)	(262,689)	(93,457)	(234,902)

Income (loss) from continuing operations	1,858,627	(972,996)	2,773,882	(2,674,612)

Income (Loss) on discontinued operations	—	83,511	(92,556)	(447,617)

Net Income (Loss)	$1,858,627	$(889,485)	$2,681,326	$(3,122,229)

Net income (loss) from continuing operations per common share-basic	$0.16	$(0.09)	$0.24	$(0.24)

Net income (loss) from discontinued operations per common share-basic	$0.00	$0.01	$(0.01)	$(0.04)

Net income (loss) per common share - basic	$0.16	$(0.08)	$0.23	$(0.28)

Weighted average common shares outstanding – basic	11,364,172	11,352,379	11,357,939	11,352,379

Net income (loss) from continuing operations per common share-diluted	$0.15	$(0.09)	$0.23	$(0.24)

Net income (loss) from discontinued operations per common share-diluted	$0.00	$0.01	$(0.01)	$(0.04)

Net income (loss) per common share - diluted	$0.15	$(0.08)	$0.22	$(0.28)

Weighted average common shares outstanding – diluted	12,002,235	11,352,379	11,824,360	11,352,379

Comprehensive income (loss):
Net income (loss):	$1,858,627	(889,485)	$2,681,326	$(3,122,229)

Other comprehensive income (loss):
Net change in unrealized loss on marketable securities	(24,079)	(42,425)	(64,300)	(104,260)

Comprehensive income (loss)	$1,834,548	$(931,910)	$2,617,026	$(3,226,489)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	August 31, 2004	August 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$2,681,326	$(3,122,229)
Adjustments to reconcile net income (loss) to cash provided by (used in) in operating activities:
Depreciation and amortization	369,681	300,029
Gain (loss) on sale of marketable securities held to maturity	(2,958)	20,210
Loss (Gain) on sale of property and equipment	2,625	(41,548)
Compensatory element of stock options	37,296	50,063
Issuance of common stock for services rendered	—	216,150
Provision for doubtful accounts	62,500	175,000
Dividend income reinvested in marketable securities	—	(7,464)
Equity in losses (income) of affiliates	93,457	(12,699)
Changes in assets and liabilities:
Restricted cash held in escrow	(996,653)	—
Accounts receivable and advances	(419,606)	(106,246)
Receivable – Affiliates	195,022	163,017
Notes receivable	—	(20,000)
Deferred consulting fees	—	115,535
Prepaid expenses and other current assets	(64,663)	(141,686)
Deposits and other assets	(3,051)	(250)
Accounts payable	109,040	(91,319)
Deferred revenue	1,501,339	1,375,512
Long-term liabilities-Revenue sharing agreements	—	(50,000)
Receivable - revenue sharing agreements	100,525	151,521
Accrued expenses	(903,556)	(673,250)

Net cash provided by (used in) operating activities	2,762,324	(1,699,654)

Cash flows from investing activities:
Purchases of property and equipment	(812,443)	(138,413)
Sale of property and equipment	2,600	116,761
Purchase of marketable securities and other investments	(229,000)	—
Proceeds from sale of marketable securities	210,000	200,192

Net cash (used in) provided by investing activities	(828,843)	178,540

Cash flows from financing activities
Proceeds from the exercise of stock options	16,150	—
Repayment of loan to related party	(195,000)	—
Proceeds from loan payable to related party	50,000	100,000
Proceeds from revenue sharing agreements	—	50,000
Repayments of deferred consulting obligation	(89,251)	(88,594)
Repayment of capital leases	—	(1,406)

Net cash (used in) provided by financing activities	(218,101)	60,000

Increase (Decrease) in cash and cash equivalents	1,715,380	(1,461,114)

Cash and cash equivalents - beginning of period	2,452,006	1,935,532

Cash and cash equivalents - end of period	$4,167,386	$474,418

Supplemental disclosure of cash flow information:
Interest	$469,420	$216,533

Income taxes	$—	$162,600

Supplemental schedules of non-cash investing and financing activities:

Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$(64,300)	$(104,260)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2004

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2004, Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three months and nine months ended August 31, 2004 and August 31, 2003 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company”). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of August 31, 2004 and November 30, 2003, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Reclassification

Certain reclassifications have been made to the November 30, 2003 balance sheet to conform to the 2004 presentation, including the reclassification of the remaining initial value of the Company stock held by Saneron of approximately $303,000 within stockholders’ equity to treasury stock.

Note 2 – Earnings per Common Share

Earnings (Loss) per share data is based on net income (loss) and not net comprehensive income (loss). The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Numerator:
Net Income (Loss)	$1,858,627	$(889,485)	$2,681,326	$(3,122,229)
Denominator:
Weighted-average shares outstanding-basic	11,364,172	11,352,379	11,357,939	11,352,379
Dilutive common shares issuable upon exercise of stock options	638,063	—	466,421	—

Weighted-average shares-diluted	12,002,235	11,352,379	11,824,360	11,352,379

Earnings (loss) per share:
Basic	$.16	$(.08)	$.23	$(.28)

Diluted	$.15	$(.08)	$.22	$(.28)

For the three months and nine months ended August 31, 2004, options to purchase 306,900 and 303,400 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

For the three months and nine months ended August 31, 2003 and 2004, basic and diluted earnings (loss) per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company excluded the effect of all outstanding options from the computation of earnings per share for the three months and nine months ended August 31, 2003, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington) (the “Court”), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5.004,681 (‘681 patent’) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192.553 (‘553 patent’) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company related to the ‘681 patent in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored for the three months ended November 30, 2003 and recorded this as an accrued expense in the accompanying consolidated financial statements.

During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004 recognizing that it was probable that the damages would continue to accrue at that rate should the judgment remain in effect related to the ‘681 patent. In December 2003, the Company transferred $957,722 into an escrow account, which has been reflected as restricted cash in the accompanying consolidated balance sheets. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. The Company did not accrue the $2,800,000 as of August 31, 2004, as the Company felt the likelihood of the judgment was remote.

On September 15, 2004, the Court ruled on the post trial motions. The Court vacated its judgment, overturning the jury’s verdict for patent infringement and damages previously entered against the Company, and has denied Pharmastem’s request for an injunction and enhanced damages against the defendants. Reversing the jury’s verdict, the Court has entered a new judgment in favor of the Company and the other defendant blood banks with regard to PharmaStem’s ‘553 patent, holding that the cord blood banks are not, and cannot be, liable for contributory infringement of the patent because they do not sell, or offer for sale, umbilical cord blood. Rather, the private blood banks provide a service of processing and preservation of cord blood for families. With regard to PharmaStem’s original patent the ‘681 patent, the Court has granted CRYO-CELL and its co-defendants a new trial on the issues of infringement and damages, finding that the jury’s earlier verdict of infringement was “against the great weight of the evidence”. Moreover, in a separate action, the U.S. Patent and Trademark Office has recently decided to reexamine the validity of both of the PharmaStem patents that were the subject of the litigation in Delaware, the ‘553 patent and the ‘681 patent.

As a result of the September 15, 2004 ruling, during the third quarter of 2004 the Company reversed all prior accruals related to the ‘681 patent totaling approximately $1,600,000 and has reflected this reduction, net of accruals in the relevant period, as litigation accrual reversal in the accompanying consolidated financial statements for the 2004 periods. Litigation accrual reversal for the three months ended August 31, 2004 was $1,424,626 representing the litigation expense recognized from fiscal 2003 through the second quarter of fiscal 2004. The remaining impact of the reversal is reflected as a $198,000 net reduction in marketing, general and administrative expenses for the three months ended August 31, 2004. Litigation accrual reversal for the nine months ended August 31, 2004 was $1,102,968 representing litigation expense recognized during fiscal 2003. The remaining impact of the reversal is reflected as a $523,000 net reduction in marketing, general and administrative expenses for the nine months ended August 31, 2004. The Company will no longer be obligated to hold the $957,722 in an escrow account and the funds have been returned to the Company. The Company cannot provide assurance on how the Court will rule during the new trial, as the outcome is not estimatable nor probable.

On October 4, 2004, PharmaStem filed in the Delaware action a motion for preliminary injunction against the Company (and its co-defendants) regarding the ‘681 patent. PharmaStem seeks an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company’s services, to advise customers for its services that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The court is expected to conduct a hearing on this motion in early November, as well as a hearing on a motion to be filed by the defendants seeking to hold PharmaStem in contempt of the court’s prior order enjoining PharmaStem from making false and misleading statements directed to obstetricians and seeking a preliminary injunction against various marketing activities of PharmaStem that the defendants contend are unfair, deceptive and anticompetitive.

On July 28, 2004 the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. PharmaStem, a Delaware corporation, also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. The Company intends to vigorously defend the suit. Discovery in the action has not yet commenced.

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

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The parties have signed a memorandum of understanding to settle the litigation and are in the process of executing a formal stipulation of settlement that will be filed with the Court. The settlement remains subject to approval by the United States District Court for the Middle District of Florida. The proposed settlement, which totals $7 million, includes a payment of $4 million, which would be paid by the carrier of the Company’s former auditors, subject to its applicable deductible. In addition, the Company’s insurance carrier would pay $3 million on the Company’s behalf under its directors’ and officers’ insurance policy, subject to its maximum deductible of $175,000. The Company believes the litigation is without merit and, in the event a settlement agreement is not consummated or approved by the court, the Company intends to defend the litigation vigorously.

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

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (Saneron)

The Company has ownership interest of approximately 43% in Saneron, which is accounted for under the equity method of accounting, along with approximately $684,000 as of August 31, 2004 and November 30, 2003 that represents goodwill and is reflected in the investment balance. As of November 30, 2003, an independent valuation appraised the Company’s approximate 43% interest in Saneron at $900,000. As of November 30, 2003, the decline in value was considered other than temporary. Due to the permanent decline in the value of the Company’s 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets in fiscal 2003, to properly reflect the investment balance. As of August 31, 2004 and November 30, 2003, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the consolidated balance sheets at approximately $757,000 and $799,000, respectively.

For the three months and nine months ended August 31, 2004 the Company recorded equity in losses of affiliates in earnings of Saneron operations of $57,008 and $93,457, respectively. Included in equity in losses of affiliates is approximately $28,000 and $52,000 for the three months and nine months ended August 31, 2004, respectively, related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value. For the three months and nine months ended August 31, 2003, the Company recorded equity in losses of Saneron operations of approximately $263,000 and $235,000 respectively. During the three months and nine months ended August 31, 2003, the Company recorded approximately $215,000 in equity losses of affiliates related to compensation expense that resulted from the stock awards.

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

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At February 29, 2004, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of August 31, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

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

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of August 31, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the earnings of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the three months ended August 31, 2004 and August 31, 2003 of approximately $0 and $84,000, respectively, and for the nine months ended August 31, 2004 and August 31, 2003 CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations of approximately $93,000 and $448,000, respectively. The minority interest portion of the losses for the three months ended August 31, 2004 and August 31, 2003 was approximately $0 and $15,000, respectively. The minority portion of the losses for the nine months ended August 31, 2004 and August 31, 2003 was approximately $12,000 and $85,000, respectively.

The CRYO-CELL Board intends to pursue every available option to minimize the losses incurred from the terminated spin-off. CRYO-CELL may pursue the SCPT business opportunity in the future.

Note 5 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) which is effective for years beginning after December 15, 1995. SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted. Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three months and nine months ended August 31, 2004 is $0 and $37,296, respectively. The expense recognized for the three months and nine months ended August 31, 2003 is $6,204 and $18,612, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income (loss) and income (loss) per share would have been adjusted to the amounts indicated below for the three and nine months ended August 31, 2004 and August 31, 2003:

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net Income (Loss), as reported	$1,858,627	$(889,485)	$2,681,326	$(3,122,229)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(38,924)	(234,437)	(178,113)	(403,617)
Pro forma net income (loss)	$1,819,703	$(1,123,922)	$2,503,213	$(3,525,846)
Income (Loss) per share:
Basic -as reported	$.16	$(.08)	$.23	$(.28)
Diluted-as reported	$.15	$(.08)	$.22	$(.28)
Basic -pro forma	$.16	$(.10)	$.22	$(.31)
Diluted-pro forma	$.15	$(.10)	$.21	$(.31)

Note 6 – Property and Equipment – Held-for-Sale

The Company developed several technologies that allow for the processing and storage of specimens in a cryogenic environment, including a patented computer controlled, robotically operated cryogenic storage system (“CCEL Cellular Storage System”). During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the CCEL Cellular Storage System and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. The Company intends to dispose of this equipment during 2004. The fair value of this equipment has been reclassified on the consolidated balance sheet as of August 31, 2004 as assets that are held for sale.

Note 7 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Instruments” (“SFAS No. 115”). Marketable securities were $136,735 at August 31, 2004. In accordance with SFAS No. 115, the Company recorded a realized gain of $0 and $2,958 for the three months and nine months ended August 31, 2004, respectively, and a realized gain of $4,542 for the three months ended August 31, 2003 and a realized loss of $20,210 for the nine months ended August 31, 2003, in conjunction with certain marketable securities. Also included within marketable securities and other investments on the accompanying consolidated balance sheet as of August 31, 2004 are certificates of deposits of approximately $1,087,000 recorded at cost.

Note 8 – Cash in Escrow

In December 2003, the Company transferred $958,000 of its cash into an escrow account resulting from entry of judgment in litigation brought by Pharmastem, described in Note 3 to the consolidated financial statements, in which the Company is a defendant. The judgment was subject to post trial motions. On September 15, 2004, the Court ruled on these post trial motions. As a result of the September 15, 2004 ruling, the Company will no longer be obligated to hold the $957,722 in an escrow account and expects the monies to be returned during the fourth quarter 2004.

During the second quarter 2004, the Company entered into a 10-year lease agreement to construct a customized, nearly 18,000 square foot good manufacturing practice (cGMP) facility in Oldsmar, Florida. In April and June 2004, the Company transferred $216,000 and $271,000, respectively, of its cash into an escrow account in accordance with the Company’s new lease agreement. During the third quarter 2004, approximately $448,000 was transferred from the escrow account to the lessor to fund the leasehold improvements. The remaining cash balance of approximately $39,000 remains in escrow and is classified as restricted cash on the accompanying balance sheet.

Note 8 – Subsequent Event

On October 6, 2004, subsequent to the end of its fiscal third quarter, the Company announced that it has entered into a definitive License and Royalty Agreement with Asia CRYO-CELL Private Limited (‘ACCPL’) to establish and market its U-Cord® program in India. The Agreement, which was signed on July 14, 2004, is contingent on India government approval. ACCPL has a one-year option to expand into Singapore and Malaysia after the program launches commercially in India. ACCPL will pay an up-front license fee and in return the Company will transfer its technology, know-how and quality systems to ACCPL. The up-front license fee is $750,000, which will be paid in installments over a three-year term. In addition, the Company will receive royalty fees of 8.5% of the U-Cord collection and processing revenues generated in India and 10% of those generated in Singapore and Malaysia. The Company will receive royalties on storage revenues ranging from 10% to 15% depending on the number of units stored by ACCPL. Per the Agreement, ACCPL transferred the non-refundable deposit of $275,000 into an escrow account pending approval of the Agreement by the India government. Once all necessary government approvals are received, this non-refundable deposit will be transferred to the Company.

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

During the nine months ended August 31, 2004, the Company increased its revenues by 77% over the level in the nine months ended August 31, 2003 and achieved net income of approximately $2,700,000, compared to an approximately $3,100,000 net loss for the nine months ended August 31, 2003. Net storage revenues increased because of an increase in recurring annual storage fees and the effects of two price increases during 2003 and one price increase during the third quarter of 2004. The Company was profitable mainly because cost of sales and marketing, general and administrative fees were relatively flat compared to 2003 levels. In addition, a $1.6 million reversal of accrued expenses in connection with a patent litigation matter contributed to profits. In order to maintain profitability, the Company needs to continue to control operating costs while it works to continue to increase revenues from its core business.

At August 31, 2004, the Company had cash and cash equivalents of $4,167,386 and marketable securities and other investments of $1,223,837. The Company’s cash increased by approximately $2,800,000 during the nine months, as a result of its cash flows from operations. In December 2003, approximately $958,000 of its cash was transferred to an escrow account in connection with a judgment against the Company and has been classified as restricted cash in the accompanying consolidated balance sheet as of August 31, 2004. The judgment was subject to post trial motions. On September 15, 2004, the Court ruled favorably on these post trial motions, described in Note 3 to the consolidated financial statements. As a result of the September 15, 2004 ruling, the Company will no longer be obligated to hold the $957,722 in an escrow account and expects the monies to be returned during the fourth quarter 2004. This amount will no longer be classified as restricted cash in future balance sheets. During the second quarter 2004, the Company entered into a 10-year lease agreement to construct a customized, nearly 18,000 square foot good manufacturing practice (cGMP) facility in Oldsmar, Florida. In April and June 2004, the Company transferred $216,000 and $271,000, respectively, of its cash into an escrow account in accordance with the Company’s new lease agreement. During the third quarter 2004, approximately $448,000 was transferred from the escrow account to the lessor to fund the leasehold improvements. The remaining cash balance of approximately $39,000 remains in escrow and is classified as restricted cash on the accompanying balance sheet.

Discontinued Operations

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would no longer be a subsidiary of CRYO-CELL. CRYO-CELL’s

Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. At February 29, 2004, CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of August 31, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

During the second quarter 2004, SCPT completed the payments to all known amounts owed to employees and other creditors including the loan in the amount of $195,000 plus accrued interest to the shareholder of SCPT. In April 2004, the Board of Directors of SCPT approved a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock. After payment of SCPT’s remaining debts, SCPT’s remaining assets consisted solely of shares of common stock of CRYO-CELL. In order to facilitate the liquidating distribution, CRYO-CELL agreed to repurchase the CRYO-CELL shares from SCPT for a cash price of $.75 per share, the average of the closing bid and ask prices per share for CRYO-CELL common stock reported on the OTC Bulletin Board for the twenty trading days prior to April 30, 2004. After the repurchase of CRYO-CELL common stock, SCPT’s remaining assets consisted of $138,035 in cash, which was equal to approximately $.01 per share of SCPT common stock. This cash was distributed to SCPT’s shareholders, including CRYO-CELL, in May 2004. CRYO-CELL may pursue the SCPT business opportunity in the future.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of August 31, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the earnings of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the three months ended August 31, 2004 and August 31, 2003 of approximately $0 and $84,000, respectively, and for the nine months ended August 31, 2004 and August 31, 2003 CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) of approximately $93,000 and $448,000, respectively. The minority interest portion of the losses for the three months ended August 31, 2004 and August 31, 2003 was approximately $0 and $15,000, respectively. The minority portion of the losses for the nine months ended August 31, 2004 and August 31, 2003 was approximately $12,000 and $85,000, respectively.

Results of Operations – Three-month period ending August 31, 2004

Revenues. Revenues for the three months ended August 31, 2004 were $3,229,268 as compared to $2,028,159 for the same period in 2003, representing a 59% increase. The increase was due in part to an increase of approximately $356,000 or 61% in recurring annual storage fees. The remaining increase was due to the U-Cord program fees. During 2003 and 2004 the Company implemented price increases affecting its enrollment, processing and testing fees (“Initial Fee”). These increases began to have a positive impact on revenue and gross profit during the fiscal 2003 third quarter and continued through 2004.

Cost of Sales. Cost of sales for the three months ended August 31, 2004 was $858,870 as compared to $644,317 for the same period in 2003, representing a 33% increase. Cost of sales were 27% of revenues for the three months ended August 31, 2004 compared with 32% for the three months ended August 31, 2003. Cost of sales as a percentage of revenue decreased due to the increase in revenue from the price increases and relatively stable costs. Cost of sales includes wages, supplies and testing associated with the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party) in Arizona, which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended August 31, 2004 were $1,643,843 as compared to $1,831,959 for the three months ended August 31, 2003 representing a 10% decrease. Professional fees for the three months ended August 31, 2004 decreased by approximately $415,000 compared to the same period in 2003. The decrease is due to a reduction in the Company’s legal proceedings.

In the first quarter of 2004, the Company settled its lawsuit with CCEU and its affiliates, as described in Note 3. However, other legal proceedings continue. The Company cannot provide assurance that legal fees will not increase in the foreseeable future.

Litigation Accrual Reversal. During fiscal 2003 the Company accrued approximately $1,100,000 as the result of a judgment entered against the Company in October 2003. During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004. During the third quarter 2004, the Company reversed all prior accruals totaling approximately $1,600,000 as a result of the ruling by the Court on the post trial motions with regards to the Pharmastem litigation (See Note 3 to the consolidated financial systems). Litigation accrual reversal for the three months ended August 31, 2004 was $1,424,626 representing the litigation expense recognized from fiscal 2003 through the second quarter of fiscal 2004. The remaining impact of the reversal is reflected as a $198,000 net reduction in marketing, general and administrative expenses for the three months ended August 31, 2004.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2004 were $15,731 as compared to $100,639 for the three months ended August 31, 2003, a decrease of 84%.

Interest Expense. Interest expense for the three months ended August 31, 2004 was $202,461 as compared to $182,411 for the same period in 2003. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (‘RSAs’) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into five RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Essentially, as the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $17,546 and $22,375 for the three months ended August 31, 2004 and August 31, 2003, respectively.

Other Income. Other income for the three months ended August 31, 2004, was $82,042 as compared to $64,813 for the same period in 2003. Other income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in (Losses) Earnings of Affiliates. Equity in losses of affiliates was $57,008 for the three months ended August 31, 2004, compared to $262,689 for the 2003 period. Included in equity in losses of affiliates is approximately $28,000 for the three months ended August 31, 2004, related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value. During the quarter ended August 31, 2003, the Company identified certain previously unrecorded stock awards that were granted by SCTI in March 2003 at below fair market value to certain members of SCTI management who represent owners of SCTI and serve on the board of directors. Included in equity in losses of affiliates is approximately $215,000 for the three months ended August 31, 2003, related to compensation expense that resulted from the stock awards.

Results of Operations – Nine-month period ending August 31, 2004

Revenues. Revenues for the nine months ended August 31, 2004 were $9,003,295 as compared to $5,091,329 for the same period in 2003, representing a 77% increase. The increase was due to an increase of approximately $1,000,000 or 69% in recurring annual storage fees. The remaining increase was due to the U-Cord program fees. During 2003 and 2004 the Company implemented price increases affecting its enrollment, processing and testing fees (“Initial Fee”). These increases began to have a positive impact on revenue and gross profit during the fiscal 2003 third quarter and continued through 2004.

Cost of Sales. Cost of sales for the nine months ended August 31, 2004 was $2,225,685 as compared to $1,944,537 for the same period in 2003, representing a slight increase. Cost of sales were 25% of revenues for the nine months ended August 31, 2004 compared with 38% for the nine months ended August 31, 2003. Cost of sales as a percentage of revenue decreased due to the increase in revenue from the price increases and relatively stable costs. Cost of sales includes wages, supplies and testing associated with the processing of cord blood specimens at the Company’s laboratory in Clearwater, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party) in Arizona, which commenced in October 2002.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the nine months ended August 31, 2004 were $4,460,979 as compared to $4,913,606 for the nine months ended August 31, 2003 representing a 9% decrease. Professional fees decreased approximately $552,000 for the nine months ended August 31, 2004. The decrease is due to a reduction in the Company’s legal proceedings.

In the first quarter of 2004, the Company settled its lawsuit with CCEU and its affiliates, as described in Note 3. However, other legal proceedings continue. The Company cannot provide assurance that legal fees will not increase in the foreseeable future.

Litigation Accrual Reversal. During fiscal 2003 the Company accrued approximately $1,100,000 as the result of a judgment entered against the Company in October 2003. During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated for specimens processed and stored during the first, second and third quarters of fiscal 2004. During the third quarter 2004, the Company reversed all prior accruals totaling approximately $1,600,000 as a result of the ruling by the Court on the post trial motions with regards to the Pharmastem litigation (See Note 3 to the consolidated financial systems). Litigation accrual reversal for the nine months ended August 31, 2004 was $1,102,968 representing litigation expense recognized during fiscal 2003. The remaining impact of the reversal is reflected as a $523,000 net reduction in marketing, general and administrative expenses for the nine months ended August 31, 2004.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2004 were $70,170 as compared to $166,029 for the nine months ended August 31, 2003, a decrease of 58%. As a percentage of revenues, research, development and related engineering expenses were 1% and 3% for the nine months ended August 31, 2004 and August 31, 2003, respectively.

Interest Expense. Interest expense for the nine months ended August 31, 2004 was $569,945 as compared to $460,105 for the same period in 2003. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. To date, the Company has entered into five RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Essentially, as the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $56,902 and $65,259 for the nine months ended August 31, 2004 and August 31, 2003, respectively.

Other Income. Other income for the nine months ended August 31, 2004, was $235,481 as compared to $139,956 for the same period in 2003. Other income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Settlement on Insurance Claim. For the nine months ended August 31, 2004, the Company received $135,338 as settlement to an insurance claim for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer.

Equity in Losses of Affiliates. Equity in losses of affiliates was $93,457 for the nine months ended August 31, 2004, compared $234,902 for the 2003 period. Included in equity in losses of affiliates is approximately $52,000 and $215,000 for the nine months ended August 31, 2004 and August 31, 2003, respectively, related to compensation expense for stock option awards that were granted by SCTI to certain consultants and employees below fair market value.

Liquidity and Capital Resources

Through August 31, 2004, the Company’s principal sources of cash have been from sales of its U-Cord™ program to customers, the sale of license agreements and proceeds from revenue sharing agreements. The Company does not have a line of credit or other type of financing instrument.

At August 31, 2004, the Company had cash and cash equivalents of $4,167,386 as compared to $2,452,006 at November 30, 2003. The increase in cash and cash equivalents during the nine months ended August 31, 2004 was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from a growth in the client base, the maturity of certificates of deposit and the receipt of a settlement for an insurance claim that was filed for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer. In December 2003, approximately $958,000 of its cash was transferred to an escrow account in connection with a judgment against the Company and has been classified as restricted cash in the accompanying consolidated balance sheets. The judgment was subject to post trial motions. On September 15, 2004, the Court ruled on these post trial motions, described in Note 3 to the consolidated financial statements. As a result of the September 15, 2004 ruling, the Company will no longer be obligated to hold the $957,722 in an escrow account and expects the monies to be returned during the fourth quarter 2004. This amount will no longer be classified as restricted cash in future balance sheets.

During the second quarter 2004, the Company entered into a 10-year lease agreement to construct a customized, nearly 18,000 square foot good manufacturing practice (cGMP) facility in Oldsmar, Florida. In April and June 2004, the Company transferred $216,000 and $271,000, respectively, of its cash into an escrow account in accordance with the Company’s new lease agreement. During the third quarter 2004, approximately $448,000 was transferred from the escrow account to the lessor to fund the leasehold improvements. The remaining cash balance of approximately $39,000 remains in escrow and is classified as restricted cash on the accompanying balance sheet.

Cash provided by operating activities for the nine months ended August 31, 2004 amounted to $2,762,324, which was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from the current client base.

Cash used in investing activities for the nine months ended August 31, 2004 amounted to $828,843, which was primarily attributable to the purchase of approximately $234,000 of laboratory equipment and the payment of approximately $448,000 for leasehold improvements in the Company’s new facility.

Cash used in financing activities for the nine months ended August 31, 2004 amounted to $218,101, which consisted primarily of a repayment of a loan in the amount of $195,000 to a former officer, director and shareholder of SCPT as a result of the liquidation of SCPT. See SCPT’s liquidity and capital resources discussion below.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $1,223,837 at August 31, 2004, including $707,040 that is classified as current assets.

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

The Company currently believes that during the next twelve months, capital expenditures will be approximately $1,600,000, principally for machinery, equipment, leasehold improvements, facilities and related expenses. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund these capital expenditures. The Company will consider financing all or a portion of these capital expenditures through borrowings under a line of credit, vendor financing and other financing sources.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The unamortized present value of the deferred consulting fee was recognized as a liability for the year ended November 30, 2003 and the nine months ended August 31, 2004 and the deferred consulting asset was expensed as of November 30, 2003.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Form 8-K filed on July 6, 2004, reporting under Items 7 and 12 the results of operations and financial conditions for the second quarter ended May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.
/s/ MERCEDES WALTON
Mercedes Walton
Interim Chief Executive Officer
CRYO-CELL International, Inc.
/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: October 13, 2004