Form 10KSB
period 2004-11-30
CRYO CELL INTERNATIONAL INC
filed 2005-02-25
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as specified in its charter)

DELAWARE	22-3023093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Brooker Creek Blvd, Suite 1800, Oldsmar, FL 34677

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (813) 749-2100

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class
None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB  ☒

Issuer’s Revenues for its most recent fiscal year: $12,210,273.

As of February 15, 2005 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $38,983,277. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of February 25, 2005: 11,550,379.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders or included in an amendment to this Form 10-KSB, which will be filed with Securities and Exchange Commission on or before March 30, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

FORWARD LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “CRYO-CELL International, Inc.,” “CRYO-CELL” “Company,” “we,” “our” and “us” refer to CRYO-CELL International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our future performance and operating results;

(ii)	our future operating plans;

(iii)	our liquidity and capital resources; and

(iv)	our legal proceedings;

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility;

(v)	any technological breakthrough that would render the Company’s business of stem cell preservation obsolete;

(vi)	any material failure or malfunction in our storage facilities; any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens; the costs associated with defending or prosecuting litigation matters and any material adverse result for such matters;

(vii)	any decreases in asset valuations; any continued negative effect from adverse publicity in the past year regarding the Company’s business operations;

(viii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(ix)	any negative effect from the filed class action shareholder lawsuits; and

(x)	other risks and uncertainties.

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

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

CRYO-CELL International, Inc. (“the Company” or “CRYO-CELL”) was incorporated on September 11, 1989 in the state of Delaware. The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. The Company believes it is the world’s largest private cord blood stem cell bank in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its business operations including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

It is the Company’s mission to make expectant parents aware of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for a number of life-threatening diseases. With continued research in this area of medical technology, other avenues for their potential use are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells will remain a perfect match for the baby throughout its life and have a 1-in-4 chance (or better) of being a perfect match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

Despite the potential benefits of U-Cord™ stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord™ blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. The Company anticipates the growth and profitability of the Company should come from increases in stem cell specimen storage volume driven by its value-driven competitive leadership position; a fast-growing embedded client base; expanded consumer and professional channels; increased public awareness and accelerated market penetration.

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

The Company believes that the market for cord blood stem cells is enhanced by the national discussion on stem cell research developments and the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, a newborn’s U-Cord™ cells are stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

Cellular Storage Services

In November 2004, the Company relocated its corporate headquarters to a newly constructed, nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (FDA) 21 CFR Part 1271, a new federal regulation with an anticipated effective date of May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s new laboratory processing facility boasts a class 10,000 clean room and class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker”, with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. CRYO-CELL is the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility.

The newly constructed facility, which also houses the Company’s clinical services, marketing and administrative operations, is designed and appointed to accommodate a broad range of market-facing events such as client tours and open houses, as well as clinician and expectant parent educational workshops. Building public awareness for clinicians and families on the significant benefits of umbilical cord blood stem cell preservation continues to be a major initiative for CRYO-CELL.

The Company currently stores over 75,000 cord blood stem cell specimens in Oldsmar, Florida for the exclusive use of those families who have elected to preserve them with CRYO-CELL. Approximately 25,000 of these specimens are split specimens, for which we store a duplicate specimen at a secondary storage facility in Sedona, Arizona. The Company believes it is the world’s largest private cord blood stem cell bank in terms of the number of specimens preserved. The Company utilizes a strategy of offering its high quality U-Cord™ service at superior value to its clients. The Company provides several other key competitive advantages: a state-of-the-art laboratory processing facility, a safe, secure and monitored storage environment, demonstrated success in the transplant of processed specimens, 7 day per week processing capability, a 24 hour, 7 day per week clinical support staff to assist clients and medical caregivers, high-value pricing and beginning in December 2004, the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college.

The Company has a seven member Medical and Scientific Advisory Board, with Michael Trigg, M.D. as its Chairman. Dr. Trigg is Chief, Division of Blood & Bone Marrow Transplantation, Alfred I. duPont Hospital for Children (Wilmington, DE) and Professor of Pediatrics, Jefferson Medical College of Thomas Jefferson University. Dr. Trigg is an internationally renowned pediatric marrow transplant surgeon, distinguished for his ability to treat very high-risk patients. He also chairs the Acute Lymphoblastic Leukemia (ALL) Open Trials Committee, a sub-group of the ALL Strategy Group, for the Children’s Oncology Group, the largest worldwide cooperative group for the treatment of children with cancer and leukemia. The Company believes that Dr. Trigg’s expertise and leadership in pediatric bone marrow transplantation serves to strengthen public awareness and education related to cord blood preservation and contributes to the Company’s expansion of client and professional channels as well the Company’s establishment of new strategic alliances.

Marketing

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

The Company’s growth has been facilitated by a variety of referral sources, resulting from a high degree of customer satisfaction. Sources of new expectant parent referrals during 2004 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children. This strong referral base has permitted the Company to grow without some of the traditional, more expensive marketing approaches such as a dedicated field sales force. The Company invests in marketing strategies that serve to increase the awareness of its services with expectant parents and to other groups who provide advice to expectant parents such as medical caregivers and hospital personnel.

During 2004, the Company increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals and telemarketing activities. In addition, the Company exhibited at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

The Company continues to use its Web site, www.cryo-cell.com, to market its services and to provide resource information to expectant parents. The site, which is continually being updated and improved, is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the U-Cord™ service and download enrollment forms. Viewers may also tour CRYO-CELL facilities, read about CRYO-CELL’s successful transplants, and access other topical information.

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

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against numerous local, regional and national companies. Some of these companies, such as Corcell, California Cryo-Bank, Cord Blood Registry, Inc. and Viacord are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. These companies, along with other competitors, charge substantially more for comparable quality service. In addition to the Company’s industry recognized American Association of Blood Banks (AABB) accreditation, the Company believes that it is the first private cord blood bank to process in a cGMP and cGTP-compliant facility which positions the Company well in the market, and ahead of emerging regulation. The Company believes it offers the most superior value of highest quality cryo-preservation processing and storage in the industry.

The Company also competes with various public cord blood banks that encourage parents to donate their newborn’s cord blood rather than privately bank it. Although this option is generally no-cost to the parents, there is no assurance that the newborn’s cells would be available to the family, if they were needed. The Company believes that the distinctive benefits of private cord blood banking clearly differentiate its service offer from that of public cord banks.

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service supported by a 24/7 professional nurse staff; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage.

Research, Development and Related Engineering

The Company has incurred costs of $82,509 during fiscal 2004, compared to $234,374 during fiscal 2003, on research, development and related engineering expenses.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. The Company voluntarily registered with the FDA in January 2003 and has successfully updated that registration for 2005, thus meeting this compliance requirement.

In June 1998, the Company was granted a license to operate in the state of New York. The New York Department of Health approved the Company’s application to operate as a comprehensive tissue procurement service, processing and storage facility. This license allows the Company to offer its cord blood stem cell storage services to the residents of New York.

In September 1999, the Company was granted a Blood Bank license to collect cord blood in the State of New Jersey. The Company has applied for a license in the State of Maryland. If the Company identifies other states with licensing requirements or if other states adopt such requirements, the Company would have to obtain licenses or registration to continue providing cord blood services in those states.

Evolving legislation and regulations governing private cord blood banking in various jurisdictions throughout the world may impact the Company’s international licensees.

The Company believed until February 2004 that it was subject to regulation as a medical device manufacturer because of its development and manufacture of its proprietary storage systems technology. As a result of the Board of Directors’ decision in January 2004 to discontinue further investment in and utilization of the technology, the Company does not believe it continues to be a medical device manufacturer. After this decision was made, but before the Company had notified FDA and requested a cancellation of its registration and listing the Company underwent a previously-scheduled routine inspection by the FDA in early February 2004. The Company received an FDA Form 483, a written list of inspectional observations. The formal response to the list of observations was sent to the Florida District Director, on February 23, 2004, with a complete description of corrective actions undertaken. In February 2004 the Company requested FDA to cancel its device manufacture registration and device listing. The Company received verbal confirmation from the FDA in February 2004 that it was no longer registered as a medical device manufacturer.

Subsidiaries and Joint Ventures

Since its inception, CRYO-CELL has entered into a number of business activities through subsidiaries and joint ventures, including the following activities and those described under “International” below. CRYO-CELL has de-emphasized certain of these activities in recent periods in connection with the Board of Directors’ strategic decision to focus the Company’s priorities and resource on its core business of marketing cord blood stem cell preservation services. In the future, the Company will evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with CRYO-CELL’s strategic direction.

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 42% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”). Saneron has exclusively licensed from the University of South Florida at Tampa (the “University”) various patents and patent applications for the therapeutic use of Sertoli cells. The Company received its interest in Saneron in October 2001 through the merger of a subsidiary of the Company into Saneron and the Company’s contribution of various assets in exchange for the Saneron shares.

In September 2002, Saneron and the University were awarded a Florida High Tech Corridor grant in the amount of $131,000 to conduct research on the use of Sertoli cells and collagen matrices to treat peripheral nerve injury. Also in September 2002, Saneron, StemCo Biomedical, Inc. and the University were awarded a Florida High Tech Corridor grant to conduct research on the use of a subset population of umbilical cord to treat Lou Gehrig’s disease. In September 2003, Saneron was awarded two grants, Sertoli Cell-Treated Umbilical Cord Blood for Stroke and Spinal Cord Repair with Human Umbilical Cord Blood Cells. The two grants total approximately $285,000. During December 2004, Saneron and the University were awarded a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) to develop Sertoli cells combined with stem cells from cord blood for possible treatment of spinal cord injury. The $150,000 grant is the latest in a series of six SBIR/STTR grants in which Saneron and USF have collaborated on their efforts to create cellular therapies for neurological disorders.

Safti-Cell, Inc. In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 25,000 split specimens at the Safti-Cell facility. In 2005, the

Company expects to implement a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process will utilize closed-system bags rather than vial storage. In view of this anticipated transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company expects that sometime in 2005, it will discontinue offering the dual storage service to new customers.

Stem Cell Preservation Technologies, Inc. Stem Cell Preservation Technologies, Inc. (“SCPT”), a subsidiary of the Company, was a development stage company, which was to be involved in the development of marketing programs for the collection and preservation of adult stem cells.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the spin-off would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as reflected in the November 30, 2004 consolidated financial statements. For comparative purposes, the earnings of SCPT has been reclassified in the Company’s statements of operations and comprehensive income (loss) as discontinued operations for the twelve months ended November 30, 2003. The net assets of SCPT are immaterial to the consolidated financial statements.

During 2004, SCPT paid all outstanding liabilities to employees and other creditors including the loan in the amount of $195,000 plus accrued interest to the shareholder of SCPT. In April 2004, the Board of Directors of SCPT approved a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock. After payment of SCPT’s remaining debts, SCPT’s remaining assets consisted solely of shares of common stock of CRYO-CELL. In order to facilitate the liquidating distribution, CRYO-CELL agreed to repurchase the CRYO-CELL shares from SCPT for a cash price of $.75 per share, the average price per share for CRYO-CELL common stock reported on the OTC Bulletin Board for the twenty trading days prior to April 30, 2004. After the repurchase of CRYO-CELL common stock, SCPT’s remaining assets consisted of $138,035 in cash, which was equal to approximately $.01 per share of SCPT common stock. This cash was distributed to SCPT’s shareholders, including CRYO-CELL, in May 2004.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Payments by the Company to other parties to the RSAs totaled $693,226 in fiscal 2004 and

$570,292 in fiscal 2003. Such payments are recorded as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). As described below, SCPT also entered into revenue sharing agreements, including one with the Company.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the revenue sharing agreement. The balance of $550,000 was recorded as a receivable and the receivable will be reduced through revenue sharing entitlements to their share of net storage revenues. As of November 30, 2004 and 2003, the balance of the receivable is $0 and $100,525, respectively. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, who was a member of the Board of Directors of the Company as of November 30, 2004, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” revenue sharing agreements were purchased in which OrNda paid the Company a total of $666,666. OrNda was acquired by Tenet Healthcare Corporation (“Tenet”), which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company could store all Tenet originated specimens at its laboratory in Oldsmar, Florida while paying Tenet a revenue sharing entitlement. In September 2003, a signed agreement was received from Tenet acknowledging the rescission of the two revenue sharing agreements with Tenet affiliates. This allowed the Company to eliminate the long-term liability related to the Tenet agreements, in the aggregate amount of $666,666 and record this amount in other income as extinguishment of revenue sharing agreements in fiscal 2003.

New York. On February 26, 1999, the Company entered into a modified revenue sharing agreement with Bio-Stor International, Inc. (“Bio-Stor”) for the state of New York. The Company will credit the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York for up to 33,000 shared storage spaces. This agreement supersedes all other agreements between Bio-Stor and the Company.

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

New Jersey. On November 30, 1999, the Company entered into agreements with two parties entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000 was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company foreclosed on the notes and deemed the $370,000 receivable to be uncollectible. The original liability of $500,000 was reversed and the payments made under the contract were recognized as revenue in fiscal 2002. In May 2003, the two parties requested that the Company return the $130,000 that had previously been paid to the Company. In June 2003, the Company agreed to settle the dispute and return $86,000 to the two parties.

Texas. On May 31, 2001, the Company entered into an agreement with two investors one of whom is an affiliate with the Company entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid in August 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

SCPT Revenue Sharing Agreements. On August 9, 2002, the Company agreed to enter into RSAs with SCPT. The Company paid an up-front one-time fee of $3,000,000 to SCPT for the RSAs, including $600,000 paid in cash and the balance paid in 645,161 shares of the Company’s common stock whose fair market value at the date of sale was $2,400,000 as determined by the average of the Company’s stock bid and ask prices. This transaction eliminates upon consolidation on the accompanying consolidated balance sheets. The Company does not expect to realize any value from these RSAs, as SCPT’s business has been discontinued.

In May 2003, SCPT, entered into a Revenue Sharing Agreement (RSA) with an independent limited liability company (“LLC”). The RSA provided that the LLC would pay a total of $2,000,000 to SCPT in varying installments through March 2007. As a result of the execution of the RSA, the Company recorded a state income tax provision of $140,000 in the quarter ended May 2003. The LLC defaulted under the RSA during the second quarter of fiscal 2003, due to non-payment of three required installment payments totaling $450,000. In September 2003, a representative of the LLC advised CRYO-CELL that it did not intend to honor its obligations under the agreement. As a result, the Company has reversed all prior entries associated with the RSA during 2003. This resulted in a reversal of the $140,000 tax provision and the recognition of the $50,000 non-refundable initial payment as other income in fiscal 2003.

International

In fiscal 2000 the Company began entering into licensing agreements with certain parties in various international areas in an attempt to capitalize on the Company’s technology. The Company has discontinued two of these relationships in an effort to focus on its core business. In the future, the Company will evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with CRYO-CELL’s strategic direction. The following details the background and current status of the significant agreements.

Mexico. On June 13, 2001, the Company entered into an agreement, as amended in October 2001, for the exclusive license to market the Company’s U-Cord™ program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord™ program throughout Mexico, Central America and Ecuador. The initial up-front cost of the license was $600,000 and the Company receives licensing fees of 15% and 25% of the adjusted U-Cord™ processing and storage revenues, respectively, generated in Mexico and Central America. The Company recorded royalties and sub-license fees from CRYO-CELL de Mexico in the amount of $317,205 and $211,494 for the years ended November 30, 2004 and 2003, respectively, and this is reflected in other income in the accompanying consolidated statements of operations and comprehensive income (loss).

India/Malaysia/Singapore. On October 6, 2004, the Company announced that it has entered into a definitive License and Royalty Agreement with Asia CRYO-CELL Private Limited (“ACCPL”) to establish and market its U-Cord™ program in India. The Agreement, which was signed on July 14, 2004, was contingent on India government approval. ACCPL has an option to expand into Singapore and Malaysia for one year after the program is first offered for sale to the general public in India, as defined in the agreement, or at the latest March 31, 2005. ACCPL is to pay an up-front license fee of $750,000 and in return the Company has transferred its technology, know-how and quality systems to ACCPL. The up-front license fee is payable by ACCPL in installments over a term extending for three years after the earlier of the date the services are first offered for sale to the general public in India, as defined in the agreement, or at the latest March 31, 2005. In addition, the Company will receive royalty fees of 8.5% of the U-Cord collection and processing revenues generated in India and 10% of those generated in Singapore and Malaysia if the option is elected. The Company will also receive royalties on storage revenues ranging from 10% to 15%, depending on the number of units stored by ACCPL. Per the Agreement, ACCPL paid a non-refundable deposit of $275,000, representing the first installment of the up-front license fee, into an escrow account pending approval of the Agreement by the India government. These approvals were received in November 2004 as all up-front services were completed. The Company recognized the first payment of $275,000 during fiscal 2004 and it is included in other income in the consolidated statement of operations and comprehensive income (loss). The remaining balance due of $475,000 will be recognized under the installment basis of accounting, recognizing each payment, as it becomes due.

Europe. The Company previously had an agreement with CRYO-CELL Europe, N.V., now known as Life-Sciences Group, NV (‘CCEU’) to engage in the cryogenic cellular storage business under the agreement in Europe. In September 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement between the companies. In October 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement, which the Company disputed. In April 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation. In February 2004, the Company settled the litigation with CCEU and its affiliate. See “Item 3 – Legal Proceedings”.

In fiscal 2003 the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU through May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional financing to meet obligations in the normal course of business in 2004. As a result, the Company recorded a $739,670 charge, in 2003, included in impairment of assets, to write-off its cash investment in CCEU due to a decrease in the fair value.

Israel/Middle East. In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (“CCEL ME”) for the exclusive license to market the Company’s U-Cord™ program in Israel, the Middle East and Turkey.

In February 2004, the Company sent a letter to CCEL ME advising that CCEL ME was in default under the terms of the license agreement. During September 2004, both parties agreed to a mutual release of the original license agreement, whereby CCEL ME retained the right to the Hebrew translation of “CRYO-CELL ISRAEL” and may only use this for the territory of Israel for the remaining period of the original agreement. The Company did not receive any past due royalties as part of this settlement.

Discontinued Proprietary Storage Systems

The Company previously developed technologies for the processing and cryogenic storage of specimens. During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the proprietary storage system and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. This impairment charge is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive income (loss) as of November 30, 2003. The Company was unable to sell the equipment during fiscal 2004, and therefore determined that the remaining balance of $145,000 should be written down to its salvage value of $15,000. The $130,000 write-down has been included in impairment of assets as of November 30, 2004 in the accompanying consolidated financial statements of operations and comprehensive income (loss). In February 2004 the Company requested FDA to cancel its device manufacture registration and device listing. The Company received verbal confirmation from the FDA in February 2004 that it was no longer registered as a medical device manufacturer. The Company currently stores all specimens in commercially available cryogenic equipment.

Employees

At November 30, 2004, there are 35 full-time and 13 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company entered into a ten-year lease in April 2004 for its new 17,600 square foot current Good Manuafacturing and Good Tissue Practice (cGMP/cGTP) compliant corporate headquarters in Oldsmar, Florida for rent of approximately $141,000 per year for each of the first two years and escalating thereafter. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. The lease on the Company’s previous headquarters in Clearwater, Florida expired on December 31, 2004.

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

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington) (the “Court”), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5.004,681 (‘681 patent’) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192.553 (‘553 patent’) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional accrual in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored for the three months ended November 30, 2003.

During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004 recognizing that it was probable that the damages would continue to accrue at that rate should the judgment remain in effect related to the ‘681 patent. In December 2003, the Company transferred $957,722 into an escrow account. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. The Company did not accrue the $2,800,000, as the Company felt the likelihood of such an award was remote.

On September 15, 2004, the Court ruled on the post trial motions. The Court vacated its judgment, overturning the jury’s verdict for patent infringement and damages previously entered against the Company, and denied Pharmastem’s request for an injunction and enhanced damages against the defendants. Reversing the jury’s verdict, the Court entered a new judgment in favor of the Company and the other defendant blood banks with regard to PharmaStem’s ‘553 patent, holding that the cord blood banks are not, and cannot be, liable for contributory infringement of the patent because they do not sell, or offer for sale, umbilical cord blood. Rather, the private blood banks provide a service of processing and preservation of cord blood for families. With regard to PharmaStem’s original patent the ‘681 patent, the Court granted CRYO-CELL and its co-defendants a new trial on the issues of infringement and damages, finding that the jury’s earlier verdict of infringement was “against the great weight of the evidence”.

As a result of the September 15, 2004 ruling, the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968 and has reflected this reduction, as litigation accrual Pharmastem in the accompanying consolidated statements of operations and comprehensive income (loss) for fiscal 2004. Litigation accrual reversal represents the litigation expense recognized through fiscal 2003. The Company is no longer obligated to hold the $957,722 in an escrow account and the funds were returned to the Company in October 2004.

On October 4, 2004, PharmaStem filed in the Delaware action a motion for preliminary injunction against the Company (and its co-defendants) regarding the ‘681 patent. PharmaStem sought an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company’s services, to advise customers for its services that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The Company and other defendants filed a motion asking the court to reconsider the denial of the judgment as a matter of law on the ‘681 patent. On December 14, 2004, the Court ruled in favor of the Company and other defendants. The effect of this order is that final judgment has now been entered in favor of CRYO-CELL and the other defendants on PharmaStem’s charges of infringement of both patents that were asserted in that case, marking a final disposition of the case in CRYO-CELL’s favor, and denying PharmaStem’s motion for preliminary injunction. PharmaStem has filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. CRYO-CELL and the other defendants have filed a cross-appeal on the issues of the validity and enforceability of the ‘681 and ‘553 patents.

Moreover, in a separate action, the U.S. Patent and Trademark Office has recently decided to reexamine the validity of both of the PharmaStem patents that were the subject of the litigation in Delaware, the ‘553 patent and the ‘681 patent. In January 2005, a Patent Office examiner entered an office action rejecting all claims of the ‘553 patent. This action is not final, and Pharmastem has the opportunity to present further argument to the examiner.

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division,

Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants. The Company intends to vigorously defend the suit. Discovery in the action has not yet commenced.

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

The Company has settled its lawsuit against CCEU, and its affiliate CRYO-CELL Switzerland AG, now known as Life Sciences AG (collectively, “Life Sciences”), which was pending in the Circuit Court of the Sixth Judicial District in the State of Florida. In the lawsuit, the Company had sought to recover money damages, unpaid royalty payments due under a license agreement with the Company, and other relief. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. Life Sciences assumed COLTEC’s rights and obligations under the license agreement. The Company had previously advised Life Sciences that, by the Company’s calculation, it owed the Company $323,562 in unpaid royalties. Life Sciences denied liability and asserted a counterclaim for damages and rescission of the license agreement. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation with Life Sciences. The terms of the settlement are confidential. As a result of the settlement, the claims and counterclaim in the lawsuit have been dismissed with prejudice. Amounts paid to the Company due to the settlement were recorded in marketing, general and administrative expenses as a reduction of bad debt expense and legal fees in the accompanying consolidated statements of operations and comprehensive income (loss) in fiscal 2004.

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The parties have signed a formal stipulation of settlement to settle the litigation. The settlement remains subject to approval by the United States District Court for the Middle District of Florida, and a fairness hearing is scheduled for February 25, 2005. The proposed settlement, which totals $7 million, includes a payment of $4 million, which would be paid by the carrier of the

Company’s former auditors, subject to its applicable deductible. In addition, the Company’s insurance carrier would pay $3 million on the Company’s behalf under its directors’ and officers’ insurance policy, subject to its maximum deductible of $175,000. The Company believes the litigation is without merit and, in the event a settlement agreement is not consummated or approved by the court, the Company intends to defend the litigation vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock traded on the Over-The-Counter market since January 10, 1991, the date of the Company’s initial public offering. In January 1997, the Company’s stock began trading on the NASDAQ SmallCap market. Effective July 24, 2003, the Company’s common stock was delisted from The Nasdaq SmallCap Market under a decision of the Nasdaq Listing Qualifications Panel. At that time, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “CCEL”. The Company expects to re-apply for listing on the Nasdaq SmallCap market or another exchange in the next 12-18 months; however, there is no assurance the Company will meet the applicable listing requirements at that time. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company’s common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

2003	High	Low
February 28, 2003	1.94	1.00
May 31, 2003	1.64	.73
August 31, 2003	1.12	.48
November 30, 2003	.89	.60

2004
February 29, 2004	.73	.92
May 31, 2004	.81	.60
August 31, 2004	3.00	.61
November 30, 2004	2.70	1.86

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2004 the Registrant had 363 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2004, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

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

During fiscal 2004, the Company increased its revenues by 62% over the level in fiscal 2003 and achieved net income of approximately $2,800,000, compared to an approximately $7,500,000 net loss for fiscal 2003. Net storage revenues increased because of an increase in the customer base and the effects of two price increases during 2003 and one price increase during the third quarter of 2004 for newly enrolled customers. The Company was profitable mainly because of a $4.1 million increase in gross profits compared to 2003 levels and a reduction of $1.7 million, or 21% in marketing, general and administrative fees. In addition, a $1.1 million reversal of accrued expenses in connection with the Pharmastem patent litigation matter contributed to profits, while these accrued expenses increased the loss in 2003. Other items that contributed to the net loss in fiscal 2003 that are not included in the results of fiscal 2004 include asset impairment charges of approximately $2 million. The impairment charges in 2003 included the reduction in value of investments in subsidiaries and affiliates and charges related to the decision to discontinue further investment in and utilization of the Company’s proprietary storage technology. In order to maintain profitability in 2005 and future years, the Company needs to continue to control operating costs while it works to continue to increase revenues from its core business. In the future, the Company will evaluate and pursue certain opportunities, on a selective basis, if operational synergies and economic potential align with CRYO-CELL’s strategic direction.

At November 30, 2004, the Company had cash and cash equivalents of $4,737,368 and marketable securities and other investments of $1,266,909. The Company’s cash increased by approximately $2,300,000 during fiscal 2004, as a result of its cash flows from operations. As of February 15, 2005, the Company maintains no indebtedness. Capital expenditures of approximately $686,000, for the build-out of Company’s new facility were funded from cash flow from operations.

Discontinued Operations

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT management’s restructuring proposals all would have required CRYO-CELL to make significant cash expenditures. CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT represents a discontinued operation as of November 30, 2004. For comparative purposes, the earnings of SCPT has been reclassified in the Company’s statements of operations and comprehensive income (loss) as discontinued operations for the twelve months ended November 30, 2003. The net assets of SCPT are immaterial to the consolidated financial statements.

During the second quarter 2004, SCPT paid off all known amounts owed to employees and other creditors including the loan in the amount of $195,000 plus accrued interest to the shareholder of SCPT. In April 2004, the Board of Directors of SCPT approved a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock. After payment of SCPT’s remaining debts, SCPT’s remaining assets consisted solely of shares of common stock of CRYO-CELL. In order to facilitate the liquidating distribution, CRYO-CELL agreed to repurchase the CRYO-CELL shares from SCPT for a cash price of $.75 per share, the average of the closing bid and ask prices per share for CRYO-CELL common stock reported on the OTC Bulletin Board for the twenty trading days prior to April 30, 2004. After the repurchase of CRYO-CELL common stock, SCPT’s remaining assets consisted of $138,035 in cash, which was equal to approximately $.01 per share of SCPT common stock. This cash was distributed to SCPT’s shareholders, including CRYO-CELL, in May 2004.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of November 30, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the loss of SCPT in its statements of operations and comprehensive income (loss) as discontinued operations during the twelve months ended November 30, 2004 and November 30, 2003 of approximately $93,000 and $689,000, respectively. The minority portion of the losses for the twelve months ended November 30, 2004 and November 30, 2003 was approximately $12,000 and $92,000, respectively.

Results of Operations

Revenues. For the fiscal year ended November 30, 2004, the Company had revenues of $12,210,273 compared to $7,549,536 in fiscal 2003, representing a 62% increase. The increase is primarily attributable to new clients and the effects of successfully implemented price increases for newly enrolling clients. During 2003 and 2004, the Company implemented price increases affecting its enrollment, processing and testing fees (‘Initial Fee’). These increases began to have a positive impact on revenue and gross profit during the fiscal 2003 third and fourth quarters and continued through fiscal 2004.

Cost of Sales. For the fiscal year ended November 30, 2004, cost of sales was $3,162,957, as compared to $2,625,123 in 2003, representing a 20% increase. Costs of sales were 26% of revenues in fiscal 2004 compared to 35% in fiscal 2003. Cost of sales as a percentage of revenue decreased due to the increase in revenue, principally from the Initial Fee increases with an increase of only 20% in costs of sales compared to the 62% increase in revenues. Cost of sales includes wages, supplies and testing associated with the processing of cord blood specimens at the Company’s facility and the costs associated with the dual storage of split specimens at the Safti-Cell facility (a related party as of November 30, 2004 and 2003) in Arizona, which commenced in October 2002. Included in the increase in cost of sales in fiscal 2004 was the write-off of certain assets in the amount of approximately $79,000 due to the move to the Company’s new facility, approximately $151,000 in increased testing fees, and approximately $96,000 in increased fees paid to Safti-Cell due to new specimens stored at the Safti-Cell facility. The Company expects that in 2005, it will discontinue offering the dual storage service to new customers.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2004, were $6,274,072 as compared to $7,966,734 in 2003, a decrease of $1,692,662 or 21%. Marketing, general and administrative expenses were 51% of revenues in fiscal 2004 compared to 106% for the same period in fiscal 2003. This decrease is primarily the result of the write-off in 2003 of a deferred consulting agreement with the founder and prior Chairman and Chief Executive Officer of the Company in the amount of approximately $1,300,000. The deferred consulting agreement was written off because during the fourth quarter 2003, the Company made the decision that the prior Chairman and CEO was no longer able to provide advisory services to the Board. As a result of this determination, the unamortized present value of the agreement recorded as a deferred consulting asset was expensed in fiscal year ended November 30, 2003. Professional fees decreased approximately $761,000 for the twelve months ended November 30, 2004. The decrease is due to a reduction in the Company’s legal proceedings. The Company cannot provide assurance that legal fees will not increase in the foreseeable future. Rent expense will decrease in 2005 as a result of the lease of the new facility; however, management expects increased operating costs of the new facility to offset this decrease.

Litigation Accrual. During fiscal 2003 the Company accrued approximately $1,100,000 as the result of a judgment entered against the Company in October 2003 related to the Pharmastem verdict. During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated for specimens processed and stored during the first, second and third quarters of fiscal 2004. During the third quarter 2004, the Company reversed all prior accruals totaling approximately $1,600,000 as a result of the ruling by the Court on the post trial motions with regards to the Pharmastem litigation. The litigation accrual reversal for the year ended November 30, 2004 was $1,102,968 representing litigation expense recognized during fiscal 2003.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2004, were $82,509 as compared to $234,374 in 2003, a decrease of 65%.

Impairment of Assets. The Company previously developed several technologies for the processing and cryogenic storage of specimens. During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of its proprietary storage system and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the storage system assets at fair value. This impairment charge is included in impairment of assets in the accompanying consolidated statements of operations and comprehensive income (loss) as of November 30, 2003. The Company was unable to dispose of this equipment during 2004. As a result, the Company recorded an impairment charge of approximately $130,000 during 2004 to write-down this equipment to its salvage value.

In fiscal 2003 the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU through May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional financing to meet obligations in the normal course of business in 2004. As a result, the Company recorded a $739,670 charge, in fiscal 2003, included in impairment of assets, to write-off the investment due to a decrease in the market value that is considered to be other than temporary.

For the years ended November 30, 2003 and 2004, the Company has ownership interest of approximately 43% and 42%, respectively, in Saneron, which is accounted for under the equity method of accounting, along with approximately $684,000 that represents goodwill and is reflected in the investment balance. As of November 30, 2004, and November 30, 2003, independent valuations appraised the Company’s approximate 42% and 43% interest in Saneron at $2,070,000 and $900,000, respectively. As of November 30, 2003, the decline was considered other than temporary. Due to the apparent permanent decline in the value of the Company’s 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets in 2003, to properly reflect the investment balance as of November 30, 2003. As of November 30, 2004 and 2003, the net Saneron investment which includes goodwill of approximately $684,000 is reflected on the consolidated balance sheets at approximately $716,500 and $799,000, respectively.

Interest Expense. Interest expense during the fiscal year ended November 30, 2004, was $750,128 compared to $654,322 in 2003. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). During 2003 the Company’s agreement with Tenet was rescinded. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $56,902 and $84,030 for the years ended November 30, 2004 and 2003, respectively. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Other Income. Other income for the fiscal year ended November 30, 2004, was $549,084 as compared to $211,494 in 2003. Other income increased by approximately $338,000 from 2003 to 2004. Other income for fiscal 2004 was comprised of income recognized on the sale of the India license agreement of approximately $232,000 and approximately $317,000 from royalty income earned in geographical areas where the Company has license agreements and the sale of sublicense agreements. Other income for fiscal 2003 was comprised of royalty income earned in geographical areas where the Company has license agreements and the sale of sub-license agreements. There can be no assurances that income from licenses and royalties will continue at the same rates as in the past.

Extinguishment of Revenue Sharing Agreement. In September 2003 the two revenue sharing agreements with Tenet were rescinded, which allowed the Company to eliminate the long-term liability related to the Tenet agreements. This rescission resulted in the recognition of $666,666 in other income as extinguishment of revenue sharing agreements in fiscal 2003.

Equity in Losses of Affiliates. Equity in losses of affiliates was $137,852 for the fiscal year ended November 30, 2004 compared to a loss of $344,840 in 2003. During fiscal 2003 and 2004, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $55,000 related to compensation expense that resulted from the stock awards in 2004 and approximately $257,000 in 2003.

Income Taxes. Income taxes were $86,001 for the fiscal year ended November 30, 2004 compared to $0 in 2003. The Company recorded an income tax provision for federal income taxes for the year ended November 30, 2004 based on the net profits of the Company.

Liquidity and Capital Resources

Through November 30, 2004, the Company’s principal source of cash has been from sales of its U-Cord program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fee and ongoing storage fees.

At November 30, 2004, the Company had cash and cash equivalents of $4,737,368 as compared to $2,452,006 in 2003. The increase in cash and cash equivalents was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from a growth in the client base, the maturity of certificates of deposit and reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer for approximately $135,000. In August 2004, the Company purchased a certificate of deposit in connection with a letter of credit required under an agreement between the Company and a third party financing institution for approximately $200,000 and has classified this as restricted cash in the accompanying consolidated balance sheets.

Cash provided by operating activities in fiscal 2004 amounted to $4,647,542 which was primarily attributable to the Company’s operating activities including a price increase and an increase in recurring revenue from the growth in the client base.

Cash used in investing activities in fiscal 2004 amounted to $2,254,853, which was primarily attributable to purchase of approximately $686,000 in leasehold improvements in the Company’s new facility, $674,000 in furniture, machinery & equipment, $392,000 in laboratory equipment, and $490,000 in software.

Cash used in financing activities in fiscal 2004 amounted to $107,327, which consisted primarily of a repayment of a loan in the amount of $195,000 to a former officer, director and shareholder of SCPT as a result of the liquidation of SCPT. See SCPT’s liquidity and capital resources discussion below.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $1,266,909 at November 30, 2004.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flow from operations. The Company anticipates making capital expenditures of approximately $700,000 over the next twelve months.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its operations for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. In the future, the Company will evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with the Company’s strategic direction. The adequacy of the Company’s cash resources will depend to some extent on its ability to further reduce legal expenses resulting from continuing legal disputes and to minimize the impact of legal settlements or judgments from these disputes.

Since inception SCPT’s costs and expenses were funded by capital contributions, advances for the purchase of revenue sharing agreements sold by SCPT, the sale of a promissory note for $500,000, which was converted into SCPT’s capital stock, and the sale of common stock. In August 2003, SCPT received a $100,000 interest-bearing loan from an officer, director and shareholder of SCPT (and a shareholder of CRYO-CELL) to fund its operations. The note, including 4% interest, was due on September 5, 2004. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The amended loan agreement, including 4% interest, was due on September 5, 2004. SCPT pledged 345,161 shares of the CRYO-CELL common stock held by SCPT to secure this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with the officer, director and shareholder of SCPT for up to $50,000. The loan, including 5% interest, was due on demand or no later than December 31, 2004. On January 29, 2004, CRYO-CELL made the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management. In connection with closing SCPT, CRYO-CELL repaid the loans in May 2004, and the shares held as collateral were released.

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

License and Royalty Agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a deferred consulting fee with a related deferred consulting obligation. During the fourth quarter 2003, the Company determined that the prior Chairman and Chief Executive Officer was no longer able to provide advisory services to the board. As a result of this determination, the unamortized present value of the deferred consulting fee assets was recognized as an expense for the year ended November 30, 2003. The unamortized present value of the deferred consulting fee was recognized as a liability for the years ended November 30, 2003 and November 30, 2004. In August 2004, the Company stopped making payments under the consulting agreement and the liability is currently being renegotiated.

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

Risks Related to Our Business

Possible Need for Additional Capital

The Company currently has approximately $6,000,000 in cash, cash equivalents and liquid marketable securities and other investments. The Company believes it has sufficient capital to fund its operations for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. The adequacy of the Company’s cash resources will depend to some extent on its ability to maintain lower levels of legal expenses resulting from continuing legal disputes and to minimize the impact of legal settlements or judgments from these disputes. There can be no assurance that sales will continue to increase or even maintain current levels. There can be no assurance that such capital, if needed, will be available.

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

We may not be able to achieve further growth or continue to operate our business profitably.

Our business may decline, may not grow further or may grow more slowly than expected. To the extent we are unable to achieve continued growth in our business we may incur losses. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition.

If we do not continue to obtain and maintain necessary domestic regulatory registrations, approvals and comply with ongoing regulations, we may not be able to market our services in the United States.

Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003 and have successfully updated that registration for 2004, thus meeting the compliance requirement. The FDA has proposed rules that will regulate current Good Tissues Practices (cGTP). The final rules are to become effective during 2005. Future FDA conditions or regulations could adversely impact or limit our ability to market or perform or services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a portion or our other income and our international growth may be limited if we are unable to successfully manage our international activities.

Our licensing activities in Mexico/Central America and India, accounted for $549,084 and $211,494 of other income for the years ended November 30, 2004 and 2003 respectively. We are subject to a number of challenges that relate to our international business activities. Our growth and future license income and return on investments from these sources will be impacted by these challenges, which include:

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

Currently, the majority of our international license fees are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful and may suffer. In fiscal 2003 we wrote down the remaining investment in CCEU in the amount of $739,670. To the extent our international business activities do not significantly improve in the near future we could have further write-downs of receivables arising from our licensing agreements.

If we are unable to protect our intellectual property from use by third parties, or if third parties claim that we infringe on their intellectual property, our ability to compete in the market will be harmed.

There can be no assurance that third parties will not seek to assert that our devices, systems and services infringe their patents or seek to expand their patent claims to cover aspects of our technology. As a result, there can be no assurance that we will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent granted in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties’ proprietary rights. Any public announcements related to such litigation or regulatory proceedings that we initiate, or that are initiated or threatened against us by our competitors, could adversely affect the price of our common stock. We rely upon patent protection trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position, and we typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any breach. Failure to protect our intellectual property would limit our ability to produce and/or market our products in the future and would likely have an adverse affect on the revenues generated by the sale or license of such intellectual property.

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

As a result of a favorable ruling in September 2004, the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968 and has reflected this reduction, as litigation accrual Pharmastem in the accompanying consolidated statements of operations and comprehensive income (loss) for fiscal 2004. Litigation accrual reversal represents the litigation expense recognized through fiscal 2003. In December 2004, the District Court issued another favorable ruling in favor of the Company and other defendants. PharmaStem has noticed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals issued an adverse ruling, this could have a material adverse effect on the Company.

A failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 75,000 specimens in Oldsmar, Florida and approximately 25,000 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

Because our industry is subject to rapid technological and therapeutic changes and new developments, our future success will depend on the continued viability of the use of stem cells.

Our success will depend to a significant extent upon our ability to enhance and expand the use of and utility of our services so that they gain increased market acceptance. There can be no assurance that expectant parents will continue to use our services or that our services will provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on our business, financial condition and results of operations. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells and our equipment obsolete and unmarketable. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services we provide.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, our stock price has fluctuated from a high of $6. 70 to a low of $.60. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, investors in our common stock may not be able to resell their stock at or above the price at which they purchase it. Our stock was delisted from the Nasdaq SmallCap market in July 2003 and now is traded on the Over-the-Counter Bulletin Board. The Company expects to re-apply for listing on the Nasdaq SmallCap market or another exchange in the next 12-18 months; however, there is no assurance the Company will meet the applicable listing requirements at that time.

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

FINANCIAL STATEMENTS

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Report of Independent Certified Public Accountant

Consolidated Balance Sheets as of November 30, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Income (loss)

    For the Years Ended November 30, 2004 and 2003

Consolidated Statements of Cash Flows

    For the Years Ended November 30, 2004 and 2003

Consolidated Statements of Stockholders’ (Deficit) Equity For the Years Ended November 30, 2004 and 2003

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Cryo-Cell, International, Inc.:

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (a Delaware corporation) as of November 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 15, 2005

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2004	November 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$4,737,368	$2,452,006
Restricted cash	200,000	—
Marketable securities and other investments	782,419	798,077
Accounts receivable and advances (net of allowance for doubtful accounts of $379,654 and $200,010, respectively)	1,044,430	483,926
Receivable - Affiliates (net of allowance for doubtful accounts of $0 and $128,540, respectively)	231,880	195,022
Prepaid expenses and other current assets	427,629	366,579

Total current assets	7,423,726	4,295,610

Property and Equipment-net	2,822,616	1,354,619

Other Assets
Marketable securities and other investments	484,490	468,102
Notes receivable	100,000	100,000
Receivable - Revenue sharing agreement	—	100,525
Investment in Saneron CCEL Therapeutics, Inc.	716,545	799,328
Deposits and other assets	93,336	99,004

Total other assets	1,394,371	1,566,959

Total assets	$11,640,713	$7,217,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
	November 30, 2004	November 30, 2003
Current Liabilities
Accounts payable	$482,703	$340,731
Loan payable to related party	—	145,000
Accrued expenses	1,337,024	1,637,540
Deferred revenue	2,771,490	2,108,292

Total current liabilities	4,591,217	4,231,563

Other Liabilities
Deferred revenue	2,884,782	1,686,916
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	1,250,466	1,339,718

Total other liabilities	7,885,248	6,776,634

Minority Interest	—	—

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,397,379 as of November 30, 2004, and 11,352,379 as of November 30, 2003 issued and outstanding)	113,974	113,524
Additional paid-in capital	23,428,840	23,295,659
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(130,250)	(111,522)
Accumulated deficit	(23,409,015)	(26,249,369)

Total stockholders’ deficit	(835,752)	(3,791,009)

	$11,640,713	$7,217,188

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended
	November 30, 2004	November 30, 2003
Revenue	$12,210,273	$7,549,536

Costs and Expenses (Income):
Cost of sales	3,162,957	2,625,123
Marketing, general & administrative expenses	6,274,072	7,966,734
Litigation Accrual (Pharmastem)	(1,102,968)	1,102,968
Research, development and related engineering	82,509	234,374
Impairment of assets	132,500	2,048,579
Depreciation and amortization	481,580	353,179

Total cost and expenses	9,030,650	14,330,957

Operating Income (Loss)	3,179,623	(6,781,421)

Other (Expense) Income:
Interest income	47,513	48,931
Interest expense	(750,128)	(654,322)
Licensee income	549,084	211,494
Extinguishment of revenue sharing agreements	—	666,666
Settlement on insurance claim	135,338	—
(Loss) gain on sale of fixed asset	(7,625)	41,548
Gain (Loss) on sale of marketable securities	2,958	(20,210)

Total other (expense) income	(22,860)	294,107

Income (loss) before income taxes and equity in losses of affiliates	3,156,763	(6,487,314)

Income taxes	(86,001)	—
Equity in losses of affiliates	(137,852)	(344,840)

	(223,853)	(344,840)

Income (loss) from continuing operations	2,932,910	(6,832,154)

Loss on discontinued operations	(92,556)	(689,482)

Net Income (Loss)	$2,840,354	$(7,521,636)

Net income (loss) from continuing operations per common share-basic	$0.26	$(0.60)
Net loss from discontinued operations per common share-basic	$(0.01)	$(0.06)

Net income (loss) per common share - basic	$0.25	$(0.66)

Weighted average common shares outstanding - basic	11,366,652	11,352,379

Net income (loss) from continuing operations per common share-diluted	$0.25	$(0.60)
Net loss from discontinued operations per common share-diluted	$(0.01)	$(0.06)

Net income (loss) per common share - diluted	$0.24	$(0.66)

Weighted average common shares outstanding - diluted	11,908,407	11,352,379

Comprehensive income (loss):
Net income (loss):	$2,840,354	$(7,521,636)
Other comprehensive (loss) income:
Net change in unrealized loss on marketable securities	(18,728)	276,475

Comprehensive income (loss)	$2,821,626	$(7,245,161)

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2004	November 30, 2003
Cash Flows from Operating Activities:
Net Income (Loss)	$2,840,354	$(7,521,636)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	657,383	452,577
(Loss) gain on sale of marketable securities held to maturity	(2,958)	20,210
Loss (Gain) on sale of property and equipment	7,625	(41,548)
Compensatory element of stock options	52,162	24,817
Provision for doubtful accounts	53,254	241,750
Charge for impairment of assets	132,500	2,337,122
Dividend income reinvested in marketable securities	—	(4,474)
Equity in losses of affiliates	137,852	344,840
Extinguishment of Revenue Sharing Agreement	—	(666,666)
Changes in assets and liabilities:
Restricted cash held in escrow	(200,000)	—
Accounts receivable and advances	(613,758)	(333,015)
Receivable – Affiliates	(36,858)	217,049
Deferred consulting fees	—	1,438,412
Prepaid expenses and other current assets	(88,202)	(254,464)
Deposits and other assets	5,668	134,273
Accounts payable	141,972	(50,538)
Accrued expenses	(300,516)	420,133
Deferred revenue	1,861,064	1,567,044

Net cash provided by (used in) operating activities	4,647,542	(1,674,114)

Cash flows from investing activities:
Purchases of property and equipment	(2,242,057)	(186,349)
Sale of property and equipment	6,204	116,761
Purchase of marketable securities and other investments	(619,000)	(300,272)
Proceeds from sale of marketable securities	600,000	2,299,048

Net cash (used in) provided by investing activities	(2,254,853)	1,929,188

Cash flows from financing activities:
Receivable - revenue sharing agreements	100,525	232,370
Proceeds from the exercise of stock options	26,400	—
(Repayment of) proceeds from loan to related party	(145,000)	145,000
Proceeds from loan payable to related party	—	—
Repayments of deferred consulting obligation	(89,252)	(115,970)

Net cash (used in) provided by financing activities	(107,327)	261,400

Increase in cash and cash equivalents	2,285,362	516,474

Cash and cash equivalents - beginning of period	2,452,006	1,935,532

Cash and cash equivalents - end of period	$4,737,368	$2,452,006

Supplemental disclosure of cash flow information:
Interest	$654,335	$655,731

Income taxes	$—	$161,500

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$(18,728)	$276,475

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 1, 2002	11,352,379	$113,524	$23,012,760	$0	$(387,997)	$(19,031,122)	$3,707,165

Shares issued for services rendered	—	—	216,150	—	—	—	216,150
Net decrease in value of marketable securities	—	—	—	—	12,780	—	12,780
Compensatory element of stock options	—	—	66,749	—	—	—	66,749
Reclassification of investment shares to treasury stock	—	—	—	$(839,301)	263,695	$303,389	(272,217)
Net loss	—	—	—	—	—	(7,521,636)	(7,521,636)

Balance at November 30, 2003	11,352,379	$113,524	$23,295,659	$(839,301)	$(111,522)	$(26,249,369)	$(3,791,009)

Shares issued upon exercise of options	45,000	450	25,950	—	—	—	26,400
Net decrease in value of marketable securities	—	—	—	—	(18,728)	—	(18,728)
Compensatory element of stock options	—	—	107,231	—	—	—	107,231
Net income	—	—	—	—	—	2,840,354	2,840,354

Balance at November 30, 2004	11,397,379	$113,974	$23,428,840	$(839,301)	$(130,250)	$(23,409,015)	$(835,752)

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2004 and 2003

NOTE 1 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

CRYO-CELL International, Inc. (“the Company” or “CRYO-CELL”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, FL. The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. Revenues recognized represent sales of the U-Cord program to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its business operations including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.) and CCEL Bio-Therapies, Inc., in 1993. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc. and Stem Cell Preservation, Inc. did not have operations during fiscal years ended November 30, 2004 and 2003. As of November 30, 2004, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. (Note 2).

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCTI’ or ‘Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. As of November 30, 2004, the Company has an interest of 42.03% in SCTI. The Company’s ownership in SCTI has decreased due to SCTI issuing shares of SCTI common stock to other entities and individuals. The accompanying consolidated financial statements as of November 30, 2004 and 2003 reflect the investment in SCTI under the equity method of accounting.

On September 20, 2001, the Board of Directors authorized the transfer of a 90% interest in one of its subsidiaries, Safti-Cell, Inc., to Redrock Partners. Prior to the transfer this subsidiary had no assets, liabilities or equity. In May 2001, Redrock Partners paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. One of the Redrock Partners, who is a shareholder of the Company, became a director of the Company in October 2001 and resigned during December 2004, subsequent to year-end.

In September 2000, the Company purchased a 6% equity interest in CRYO-CELL Europe, N.V. (‘CCEU’) for $1,000,000. In fiscal 2001 the Company through a subsidiary, Stem Cell Preservation Technologies, Inc. (‘SCPT’), acquired an additional 1% of CCEU for $150,000. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment has been impaired. Accordingly, the Company charged $265,333 to operations as an asset impairment in fiscal 2002. In fiscal 2003, the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU in May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional financing to meet obligations in the normal course of business in 2004. As a result, the Company charged $739,670 to operations in fiscal 2003, which is included as an impairment of assets in the accompanying consolidated statements of operations and comprehensive income (loss).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2004 and 2003 and for the years then ended include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated upon consolidation.

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

Reclassifications

Reclassifications have been made to the November 30, 2003 consolidated financial statements to conform to the November 30, 2004 presentation, including the reclassification of the remaining initial value of the Company stock held by Saneron of approximately $303,000 within stockholders’ equity to treasury stock.

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

Revenue Sharing Agreements

The Company maintains Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company presently records this up-front fee as a long-term liability. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. The Company periodically, and at least annually, reviews its RSA receivables for collectibility. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

License and Royalty Agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay an up-front licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized and based on such factors as when the payment is due, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. Included within cash and cash equivalents is a bond investment for $1,798,856 as of November 30, 2003 which matured during fiscal 2004.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit and securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective life of the lease or the estimated useful lives of the improvements. Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts and the resulting profit or loss is reflected in income. Expenditures for maintenance, repairs and minor betterments are expensed as incurred. Estimated useful lives of property and equipment are as follows:

Furniture and equipment	5-10 years
Leasehold improvements	1-10 years
Software	1-7 years

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that one accounting impairment model be used for long-lived assets held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is measured as the amount by which the carrying value of the long-lived assets exceed its fair value.

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

Deferred Consulting Fees

During fiscal 2002, the Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a deferred consulting fee with a related deferred consulting obligation. During the fourth quarter 2003, the Company determined that the prior Chairman and Chief Executive Officer was no longer able to provide advisory services to the board. As a result of this determination, the unamortized present value of the deferred consulting fee assets was recognized as an expense for the year ended November 30, 2003. The unamortized present value of the deferred consulting fee was recognized as a liability for the years ended November 30, 2003 and November 30, 2004. In August 2004, the Company stopped making payments under the consulting agreement and the liability is currently being renegotiated.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of November 30, 2004 and 2003, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Rent Expense

Rent costs are expensed based on a straight-line basis over the term of the lease and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). All leases include provisions for escalations and related costs.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of the instruments. The carrying value of marketable securities and other investments approximates fair value. The carrying amount of notes receivable represents fair value as the interest rate on the notes receivable approximates current interest rates to be received on similar current notes receivable.

Management believes that the carrying amount of the loan payable to related party represents fair value. The fair values of all other financial instruments are estimated by management to approximate carrying amounts.

Earnings (Loss) per Common Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”) which requires the disclosure of basic and diluted earnings per common share for all periods presented. Earnings (Loss) per share is based on net income (loss) and not comprehensive income (loss). Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income (loss) per share are as follows:

	Years Ended
	November 30, 2004	November 30, 2003
Numerator:
Net Income (Loss)	$2,840,354	$(7,521,636)
Denominator:
Weighted-average shares outstanding-basic	11,366,652	11,352,379
Dilutive common shares issuable upon exercise of stock options	541,395	—

Weighted-average shares-diluted	11,908,047	11,352,379

Earnings (loss) per share:
Basic	$.25	$(.66)

Diluted	$.24	$(.66)

For the year ended November 30, 2004, options to purchase 646,505 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

The Company excluded the effect of all outstanding options from the computation of diluted earnings per share for the twelve months ended November 30, 2003, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

Employees Stock Plans

The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permited by SFAS No, 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the years ended November 30, 2004 and 2003 is $52,162 and $24,817, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income (loss) per share would have been adjusted to the amounts indicated below for the years ended November 30, 2004 and November 30, 2003:

	Year Ended
	November 30, 2004	November 30, 2003
Net Income (Loss), as reported	$2,840,354	$(7,521,636)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(226,147)	(574,073)

Pro forma net income (loss)	$2,614,207	$(8,095,709)

Income (loss) per share:
Basic – as reported	$.25	$(.66)
Diluted - as reported	$.24	$(.66)
Basic – pro forma	$.23	$(.71)
Diluted – pro forma	$.22	$(.71)

Recently Issued Accounting Pronouncements

In Jan 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R). FIN 46R addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, does not apply. The general requirement to consolidate under ARB No. 51 is based on the presumption that an enterprise’s financial statements should include all of the entities in which it has a controlling financial interest. FIN 46R interprets this rule to require consolidation of a variable interest entity in which the enterprise does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss, is entitled to a majority of the entity’s residual returns, or both. For small business issuers, application of FIN 46R is required in financial statements for periods ending after December 15, 2004. The Company is currently evaluating the impact FIN 46R will have on the Company.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘SFAS 123(R)). SFAS 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted by small business issuers in the first interim or annual period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on March 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123 using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 and $0 for the years ended November 30, 2004 and 2003, respectively.

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

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management, and advised the CRYO-CELL shareholders that the distribution of SCPT shares would not be completed. CRYO-CELL rejected restructuring proposals made by SCPT’s management. SCPT’s management proposed to repurchase the SCPT stock held by CRYO-CELL, so that SCPT would not longer be a subsidiary of CRYO-CELL. CRYO-CELL’s Board of Directors formed a special sub-committee to consider the restructuring proposals presented by SCPT’s management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and SCPT’s proposals all would have required CRYO-CELL to make significant cash expenditures. In rejecting the SCPT proposals, CRYO-CELL’s investment to date in SCPT, the failure of SCPT management to submit acceptable business plans, and the need for CRYO-CELL to conserve its capital for its core business were all considered. CRYO-CELL had no assurance that SCPT had concrete credible operational, marketing, or financing plans. CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. For comparative purposes, the earnings of SCPT has been reclassified in the Company’s statements of operations and comprehensive income (loss) as discontinued operations for the twelve months ended November 30, 2003. The net assets of SCPT are immaterial to the consolidated financial statements.

During 2004, SCPT paid all outstanding liabilities to employees and other creditors including the loan in the amount of $195,000 plus accrued interest to the shareholder of SCPT. In April 2004, the Board of Directors of SCPT approved a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock. After payment of SCPT’s remaining debts, SCPT’s remaining assets consisted solely of shares of common stock of CRYO-CELL. In order to facilitate the liquidating distribution, CRYO-CELL agreed to repurchase the CRYO-CELL shares from SCPT for a cash price of $.75 per share, the average price per share for CRYO-CELL common stock reported on the OTC Bulletin Board for the twenty trading days prior to April 30, 2004. After the repurchase of CRYO-CELL common stock, SCPT’s remaining assets consisted of $138,035 in cash, which was equal to approximately $.01 per share of SCPT common stock. This cash was distributed to SCPT’s shareholders, including CRYO-CELL, in May 2004.

Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of November 30, 2004 and November 30, 2003 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income (loss) as discontinued

operations during the twelve months ended November 20, 2004 and November 30, 2003 of approximately $93,000 and $689,000, respectively. The minority portion of the losses for the twelve months ended November 30, 2004 and November 30, 2003 was approximately $12,000 and $92,000, respectively.

NOTE 3- MARKETABLE SECURITIES AND OTHER INVESTMENTS.

The Company has certain investments in marketable securities which are categorized as marketable securities and other investments on the accompanying consolidated balance sheets that are accounted for under SFAS 115, “Accounting for Certain Debt and Equity Instruments” (‘SFAS No. 115’). Marketable securities were $1,266,909 and $1,266,179 at November 30, 2004 and 2003, respectively. In accordance with SFAS 115, the Company recorded a realized loss of $2,958 and $20,210 for the twelve months ended November 30, 2004 and 2003, respectively, in conjunction with certain marketable securities. Included within marketable securities on the accompanying consolidated balance sheets as of November 30, 2004 and November 30, 2003 are certificates of deposits of approximately $1,088,000 and $1,068,000, respectively.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investments. The fair value of other investments as of November 30, 2004 and 2003 was approximately $180,000 and $198,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $36,000 and $18,000 as of November 30, 2004 and 2003, respectively.

NOTE 4 - INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For the year ended November 30, 2004 and 2003, the Company had an ownership interest of approximately 42% and 43%, respectively, in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in SCTI has decreased due to SCTI issuing common shares to entities and individuals. Independent valuations appraised the Company’s interest in Saneron at $2,070,000 and $900,000 as of November 30, 2004 and 2003, respectively. Based on the independent valuation performed as of November 30, 2003, the decline in value of the Saneron investment was considered other than temporary. Due to the permanent decline in the value of the Company’s approximate 43% interest in 2003, the Company recorded a charge of approximately $616,000 to impairment of assets, to properly reflect the investment balance as of November 30, 2003. As of November 30, 2004 and 2003, the net Saneron investment, which includes goodwill of approximately $684,000 is reflected on the consolidated balance sheets at approximately $716,500 and $799,300, respectively.

For the fiscal year ended November 30, 2004 and 2003, the Company recorded equity in losses of Saneron operations of approximately $137,900 and $344,800, respectively. During fiscal 2003 and 2004, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $55,000 related to compensation expense that resulted from the stock awards in 2004 and approximately $257,000 in 2003.

As of November 30, 2004 and 2003, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

CRYO-CELL Europe N V

In September 2000, the Company purchased a 6% equity interest in CCEU for $1,000,000. In October 2001 the Company’s subsidiary, SCPT acquired a 1% interest in CCEU for $150,000. The Company charged operations $145,000 in fiscal 2002 to reflect its pro rata share of CCEU’s operations. The Company had an independent appraisal performed in February 2003 to determine the fair market value of this investment. As a result of this appraisal, the Company determined that the value of its investment had been impaired. Accordingly, the Company charged $265,333 to operations as an asset impairment for the year ended November 30, 2002. In fiscal 2003, the Company evaluated its investment in CCEU taking into consideration declines in CCEU’s financial results through December 31, 2002, independent valuations performed on CCEU in May 2003, and verbal representations from CCEU management to Company management regarding the current value of the Company’s investment in CCEU and CCEU’s requirements for additional future financing to meet obligations in the normal course of business. As a result, the Company recorded a $739,670 charge in 2003, included in impairment of assets, to write-off the investment due to a decrease in the market value that is considered to be other than temporary.

NOTE 5 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2004	2003
Software	$490,843	$—
Furniture and equipment	2,329,397	1,805,571
Cellular storage units	15,000	150,000
Leasehold improvements	685,279	417,856
Equipment not placed in service	—	246,512

	3,520,519	2,619,939

Less: Accumulated Depreciation	697,903	1,265,320

Total Property and Equipment	$2,822,616	$1,354,619

Depreciation expense was $630,231 in 2004 and $408,348 in 2003 of which $175,803 and $63,906 is included in cost of sales, respectively, in the accompanying consolidated statements of operations and comprehensive (loss). During fiscal 2004, approximately $1,200,000 of net assets was written off due to the move to the new facility.

NOTE 6 - IMPAIRMENT OF PROPERTY AND EQUIPMENT.

The Company previously developed several technologies for the processing and storage of specimens in a cryogenic environment. During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the proprietary storage system and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. The impairment charge was reflected as an Impairment of Assets in the consolidated statements of operations and comprehensive income (loss) as of November 30, 2003. The Company was unable to dispose of this equipment during fiscal 2004, and therefore determined that the remaining balance of $145,000 should be written down to its salvage value of $15,000. The write-down has been reflected as Impairment of Assets on the accompanying consolidated statements of operations and comprehensive income (loss) as of November 30, 2004. The CCEL Cellular Storage System is included in cellular storage units in the table in Note 5. The Company currently stores all specimens in commercially available cryogenic equipment.

NOTE 7 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2004	2003
State income and franchise taxes	$86,028	$20,876
Legal and accounting	67,229	185,826
Bonuses	240,133	—
Payroll and payroll taxes	115,046	66,979
Interest expense	180,184	94,597
Patent infringement judgment	—	1,102,968
General expenses	648,404	166,294

	$1,337,024	$1,637,540

NOTE 8 - INCOME TAXES.

The Company has as an income tax provision for the year ended November 30, 2004 of approximately $86,000. The tax provision amount for November 30, 2003 relates solely to current state taxes.

As of November 2004 and 2003 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2004	2003
Deferred tax assets:
Deferred income	$2,457,000	$2,079,000
Net operating loss carryforwards	3,551,000	4,802,000
Tax over book basis in unconsolidated affiliate	1,599,000	1,876,000
Valuation receivables	143,000	75,000
Depreciation and amortization	(606,000)	(606,000)
Property asset impairment	705,000	695,000
Accrued payroll	128,000	145,000
Other	184,000	98,000

	8,161,000	9,164,000

Less: Valuation allowance	(8,161,000)	(9,164,000)

	$—	$—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2004 and 2003, has been provided as the Company does not believe it is more likely than not that the future income tax benefits will be realized.

The Company has unused net operating losses available for carryforward as of November 30, 2004 of approximately $9,438,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2018 through 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2004	%	2003	%
Tax at Federal Statutory Rate	982,000	34.0	(2,440,000)	34.0
Contribution of Capital by Parent Corporation that is Taxable	—	—	(1,013,000)	14.1
State Income Tax Effect	105,000	3.6	—	—
(Decrease) Increase in valuation allowance	(1,003,000)	(34.7)	3,569,000	(49.7)

Other	2,000	0.1	(114,900)	1.6

Total income taxes	$86,000	3.0	$1,100	—

NOTE 9 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During fiscal 2004, the Company issued 45,000 common shares to option holders who exercised options for $26,400. The Company did not issue any common shares during fiscal 2003.

Employee Incentive Stock Option Plan

In 2000 the Company adopted an Employee Incentive Stock Option Plan (“the Plan”), and as of November 30, 2004 and 2003, the Plan has reserved 2,250,000 shares of the Company’s common stock for issuance. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term of five years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

Stock Options

Stock option activity for the two years ended November 30, 2004, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 30, 2002	1,962,800	$5.37

Granted	1,001,400	.67
Exercised	—	—
Terminated	(1,656,300)	5.67

Outstanding at November 30, 2003	1,307,900	1.38

Granted	56,500	1.32
Exercised	(45,000)	.59
Terminated	(131,500)	2.31

Outstanding at November 30, 2004	1,187,900	$1.31

As of November 30, 2004 and 2003, 1,066,650 and 820,400 of the outstanding options were exercisable. The weighted average exercise prices of these options were $1.38 and $1.86, respectively.

Significant option groups outstanding at November 30, 2004 and related price and contractual life information are as follows:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Weighted Average Average Remaining Contractual Life
$0.54 to $ 0.99	848,500	$0.56	3.7
$1.00 to $ 2.00	39,500	$1.98	2.9
$2.01 to $ 3.00	188,400	$2.33	3.2
$3.01 to $ 4.00	28,500	$3.82	.9
$4.01 to $ 5.00	30,000	$5.00	1.8
$5.01 to $ 6.00	50,000	$5.68	2.0
$6.01 to $ 7.00	2,000	$6.50	1.0
$7.01 to $ 10.00	1,000	$8.35	1.7

	1,187,900

Certain stock options have been issued to non-employee consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the year ended November 30, 2004 and November 30, 2003 was $52,162 and $24,817, respectively.

Variables used to determine the fair value of the options for fiscal 2004 and 2003 are as follows:

	For the Years Ended November 30,
	2004	2003
Weighted average values:
Expected dividends	0%	0%
Expected volatility	202%-212%	119%-208%
Risk free interest rate	3.03%	3.09%-4.90%
Expected life	4 years	4 years

Weighted average grant date fair values are shown below for options granted in 2004 and 2003.

	Weighted Average Fair Value/Share	Weighted Average Exercise Price/Share
2004
Stock price - exercise price	$1.29	$1.32
Stock price > exercise price	$—	$—
Stock price < exercise price	$—	$—

2003
Stock price - exercise price	$.56	$.57
Stock price > exercise price	$—	$—
Stock price < exercise price	$.75	$3.00

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

On April 6, 2000, the Company entered into a renewable two-year agreement with COLTEC, Ltd., a holding company, for the exclusive license to market the Company’s U-Cord program in Europe. The marketing rights allowed COLTEC, Ltd. and its affiliates to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. The Company received $1,400,000 as an up front licensing fee. Pursuant to the agreement the Company was entitled to receive royalties of 10.5% to 18% of adjusted U-Cord processing and storage revenues generated in Europe.

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

On September 26, 2002, the Company sent a letter to CCEU advising that CCEU was in default under the terms of the license agreement for failure to pay royalty fees. Based upon actual revenues since inception through August 2002, the Company calculated that it was owed royalties of $380,743. Two payments were made in fiscal 2001 to the Company totaling $57,181 leaving a balance due of $323,562. On October 2, 2002, the Company received a letter from CCEU stating that the Company had not fulfilled its obligations under the licensing agreement. As of November 30, 2002, a reserve of $128,540 was taken to offset the current royalty receivable. Following unsuccessful settlement discussions, in March 2003, CCEU was served with a termination letter. In April 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation, Cryo-Cell Switzerland AG, now known as Life Sciences AG. On February 17, 2004, the Company settled the litigation with CCEU and Life Sciences AG. See “Note 16 – Legal Proceedings”.

On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America. The agreement includes the collection, processing and storage of umbilical cord stem cells and grants CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The consideration for the license to CCEL MEX was $600,000. The Company is entitled to on-going licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Ecuador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company recorded royalties and sub-license fees from CRYO-CELL de Mexico in the amount of $317,205 and $211,494 for the years ended November 30, 2004 and 2003, respectively, and this is reflected in other income in the accompanying consolidated statements of operations and comprehensive income (loss).

In October 2001 the Company finalized a renewable three-year contract with CRYO-CELL Middle East, Inc. (CCEL ME) for the exclusive license to market the Company’s U-Cord program in Israel, the Middle East and Turkey.

On February 27, 2004, the Company sent a letter to CCEL ME advising that CCEL ME was in default under the terms of the license agreement. During September 2004, both parties agreed to a mutual release of the original license agreement, whereby CCEL ME retained the right to the Hebrew translation of “CRYO-CELL ISRAEL” and may only use this for the territory of Israel for the remaining period of the original agreement. The Company did not receive any past due royalties as part of this settlement.

On October 6, 2004, the Company announced that it has entered into a definitive License and Royalty Agreement with Asia CRYO-CELL Private Limited (“ACCPL”) to establish and market its U-Cord™ program in India. The Agreement, which was signed on July 14, 2004, was contingent on India government approval. ACCPL has an option to expand into Singapore and Malaysia from July 14, 2004 until one year after the program launches commercially in India. ACCPL is to pay an up-front license fee of $750,000 and in return the Company has transferred its technology, know-how and quality systems to ACCPL. The up-front license fee payable by ACCPL in installments over a term extending for three years after the earlier of the date the services are first offered for sale to the general public in India, as defined in the agreement, or March 31, 2005. In addition, the Company will receive royalty fees of 8.5% of the U-Cord collection and processing revenues generated in India and 10% of those generated in Singapore and Malaysia if the option is elected. The Company will also receive royalties on storage revenues ranging from 10% to 15%, depending on the number of units stored by ACCPL. Per the Agreement, ACCPL paid a non-refundable deposit of $275,000, representing the first installment of the up-front license fee, into an escrow account pending approval of the Agreement by the India government. These approvals were obtained in November 2004. The Company recognized the $275,000 during fiscal 2004 as all up-front services were completed and it is included in other income in the consolidated statements of operations and comprehensive income (loss). The remaining balance due of $475,000 will be recognized under the installment basis of accounting recognizing each payment when due per the terms of the agreement.

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. The Board awarded Mr. Richard a $250,000 retirement bonus, which was recorded in fiscal 2002, and agreed to award 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. A ten year consulting agreement provides for the payment to Mr. Richard of $200,000 per year in connection with consulting services to the Company’s Board of Directors. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. At November 30, 2002 the unamortized present value of this agreement had been recorded by the Company as a deferred consulting fee of $1,438,412, with a related deferred consulting obligation of $1,339,718. During the fourth quarter 2003, the Company made the decision that Mr. Richard was no longer able to provide advisory services to the Board. As a result of this decision, the unamortized present value of the agreement recorded as a deferred consulting fee asset was expensed in the amount of $1,288,216. In fiscal 2004 and 2003 the Company recognized $0 and $150,196, respectively, of consulting expense and $56,902 and $84,030, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $1,250,467 and $1,339,718, as of November 30, 2004 and 2003, respectively. In August 2004, the Company stopped making payments under the consulting agreement and the liability is currently being renegotiated.

NOTE 11 - LEASES.

During 2003 and 2004, the Company leased two buildings in Clearwater under two separate operating leases with unrelated parties for its storage, laboratory and general office facilities. These leases expired in December 2004 and were not renewed. During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. All leases include provisions for escalations and related costs. The Company records rental expense based on a straight-line basis over the term of the lease. Rent charged to operations was $230,066 and $190,517 in 2004 and 2003, respectively and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The future minimum rental payments under these operating leases are as follows:

Fiscal Year	Rent
2005	$148,591
2006	140,800
2007	144,672
2008	149,057
2009	153,457
Thereafter	854,099

NOTE 12 - RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries. The Company did not make any matching contributions to this plan for the year ended November 30, 2004 and 2003.

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

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. Under the terms of this agreement the Company credited the $450,000 investors had previously paid toward the purchase of the revenue sharing agreement. The balance of $550,000 was recorded as a receivable and the receivable was reduced through Revenue Sharing entitlements to their share of net storage revenues. As of November 30, 2004 and 2003, the balance of the receivable is $0 and $100,525, respectively. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, who was a member of the Board of Directors of the Company as of November 30, 2004, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to specimens originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

Tenet Health System Hospitals, Inc. On November 30, 1996, the Company signed agreements with OrNda HealthCorp. Two “one-third” Revenue Sharing Agreements were purchased in which OrNda paid the Company a total of $666,666. OrNda was acquired by Tenet Healthsystems (“Tenet”), which agreed to be bound by the terms of the OrNda agreements. The agreements were renegotiated and the Company can store all Tenet originated specimens at its laboratory in Oldsmar, Florida while paying Tenet a revenue sharing entitlement. In September 2003, a signed agreement was received from Tenet acknowledging the rescission of the two revenue sharing agreements with Tenet affiliates. This allowed the Company to eliminate the long-term liability related to the Tenet agreements, in the aggregate amount of $666,666 and record this amount in other income for the year ended November 30, 2003 as extinguishment of revenue sharing agreements.

New York. On February 26, 1999, the Company entered into a modified revenue sharing agreement with Bio-Stor International, Inc. (‘Bio-Stor’) for the state of New York. The Company credited the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York for up to 33,000 shared storage spaces. This agreement supersedes all other agreements between Bio-Stor and the Company.

On November 5, 1998, an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a revenue sharing agreement in the state of New Jersey. The new agreement has transferred the $100,000 investment such that it now applies to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

New Jersey. On November 30, 1999, the Company entered into agreements with two parties entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the state of New Jersey for a price of $500,000. Deposits totaling $50,000 were received upon signing of the agreements and the remaining $450,000, was originally due in May 2000. As of August 31, 2002, the Company received $130,000. The agreement originally required the notes to be paid in full by May 31, 2000. The Company had extended the payment terms of these notes to August 31, 2002. The Company did not receive the final payment due. In conversations with the two investors, the Company was informed that they were unable to pay the notes. The Company foreclosed on the notes and deemed the $370,000 receivable to be uncollectible. The original long-term liability of $500,000 was reversed and the payments made under the contract, net of the June 2003 payment of $86,000, were recognized as revenue during fiscal 2002. In May 2003, the two parties requested that the Company return the $130,000 that had previously been paid to the Company. In June 2003, the Company agreed to settle the dispute and return $86,000 to the two parties.

Texas. On May 31, 2001, the Company entered into an agreement with two investors one of whom is an affiliate of the Company entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. An initial deposit of $50,000 was received upon signing of the agreement and the remaining balance of $700,000 was paid in August 2001. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

NOTE 14: STEM CELL PRESERVATION TECHNOLOGIES, INC. REVENUE SHARING AGREEMENTS.

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

In May 2003, SCPT, entered into a Revenue Sharing Agreement (SCPT RSA) with an independent limited liability company (‘LLC’). The SCPT RSA provided that the LLC will pay a total of $2,000,000 to SCPT in varying installments through March 2007 with interest at 4%. SCPT received an initial installment payment from the LLC when the SCPT RSA was executed. The LLC was entitled to receive, for an indefinite period, a fee of $17.50 per year for each adult stem cell specimen stored by SCPT for persons located in the State of California up to 75,000 specimens. As a result of the execution of the SCPT RSA, the Company recorded a state income tax provision of $140,000 in the quarter ended May 31, 2003. Currently, the LLC is in default under the SCPT RSA due to non-payment of three required installment payments totaling $450,000. In September 2003, a representative of the LLC advised CRYO-CELL that it did not intend to honor its obligations under the agreement. As a result, the Company has reversed all prior entries associated with the SCPT RSA in the year ended November 30, 2003. This resulted in a reversal of the $140,000 tax provision and the recognition of the $50,000 non-refundable initial payment as other income in the year ended November 30, 2003.

NOTE 15: RELATED PARTY TRANSACTIONS.

On June 18, 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. On January 29, 2003, Mr. D. Richard resigned from the Board of Directors. The Board awarded Mr. Richard a $250,000 retirement bonus which was recorded at May 31, 2002 and agreed to award, 200,000 stock options at 110% of market value at the time of grant from the Company’s Stock Incentive Plan upon the successful completion of certain performance milestones. A ten year consulting agreement provides for the payment to Mr. Richard of $200,000 per year in connection with consulting services to the Company’s Board of Directors. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. Mr. D. Richard was Chairman and Chief Executive Officer of SCPT from January 29, 2003 through January 23, 2004, when he resigned from these positions. During the fourth quarter 2003, the Company made the decision that Mr. Richard was no longer able to provide advisory services to the Board of Directors. Also refer to Note 10.

On February 9, 1999, the Company’s revenue sharing agreement with two individual investors relating to the State of Arizona (the “Arizona Agreement”) was modified and replaced by a new revenue sharing agreement relating to the State of Florida (the “Florida Revenue Sharing Agreement”). Under the terms of the new agreement, the Company was to receive an aggregate one time up front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida revenue sharing agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida up to a maximum of 33,000 storage spaces. The Company is applying all of its payment obligations under the Florida revenue sharing agreement toward the $550,000 balance owed to the investors until such amount is paid in full. After the $550,000 payment is satisfied, payments under the Florida Revenue Sharing Agreement will be made to the investors. The Company applied $100,525 and $232,370 in fiscal years ending 2004 and 2003, respectively, toward the investors’ obligation to pay the $550,000 balance. The receivable balance was fully satisfied during fiscal 2004. One of the Florida revenue sharing agreement investors is Mr. Nyberg, who became a director of the Company in August 2001 and resigned from this position in December 2004.

In May 2001, Red Rock Partners, an Arizona general partnership (“Red Rock”), paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. Mr. Charles Nyberg, a former director of the Company, is a partner of Red Rock.

On May 31, 2001 the Company also entered into a revenue sharing agreement with Red Rock entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces (the “Texas Revenue Sharing Agreement”). Under the terms of the Texas Revenue Sharing Agreement Red Rock paid the Company an aggregate one time up-front payment of $750,000 and the Company made total payments to Red Rock of $99,723 and $82,058 for fiscal years 2004 and 2003, respectively.

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The

Company currently stores approximately 25,000 split specimens at the Safti-Cell facility. In 2005, the Company expects to implement a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process will utilize closed-system bags rather than vial storage. In view of this anticipated transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company expects that sometime in 2005, it will discontinue offering the dual storage service to new customers.

In August 2003, SCPT received a $100,000 interest-bearing loan from a shareholder of SCPT and CRYO-CELL, who was an officer and director of SCPT through January 29, 2004, to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000 that were made at that time. The note was due on September 5, 2004 with interest of 4% due upon payment. SCPT pledged 345,161 shares of the CRYO-CELL common stock held by SCPT as collateral for this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with this individual for up to $50,000. The loan was due on demand, no later than December 31, 2004 with interest of 5% due upon payment. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note. During the second quarter of fiscal 2004, SCPT paid the outstanding loan of $195,000 plus accrued interest to the shareholder.

NOTE 16: LEGAL PROCEEDINGS.

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington) (the “Court”), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5.004,681 (‘681 patent’) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192.553 (‘553 patent’) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored for the three months ended November 30, 2003 and recorded this as an accrued expense in the accompanying consolidated financial statements.

During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004 recognizing that it was probable that the damages would continue to accrue at a rate of 6.125% should the judgment remain in effect related to the ‘681 patent. In December 2003, the Company transferred $957,722 into an escrow account. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. The Company did not accrue the $2,800,000, as the Company felt the likelihood of such an award was remote.

On September 15, 2004, the Court ruled on the post trial motions. The Court vacated its judgment, overturning the jury’s verdict for patent infringement and damages previously entered against the Company, and denied Pharmastem’s request for an injunction and enhanced damages against the defendants. Reversing the jury’s verdict, the Court entered a new judgment in favor of the Company and the other defendant blood banks with regard to PharmaStem’s ‘553 patent, holding that the cord blood banks are not, and cannot be, liable for contributory infringement of the patent because they do not sell, or offer for sale, umbilical cord blood. Rather, the private blood banks provide a service of processing and preservation of cord blood for families. With regard to PharmaStem’s original patent the ‘681 patent, the Court granted CRYO-CELL and its co-defendants a new trial on the issues of infringement and damages, finding that the jury’s earlier verdict of infringement was “against the great weight of the evidence”.

As a result of the September 15, 2004 ruling the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968 and has reflected this reduction as litigation accrual Pharmastem in the accompanying consolidated statements of operations and comprehensive income (loss) for fiscal 2004. Litigation accrual reversal represents the litigation expense recognized through fiscal 2003. The Company is no longer be obligated to hold the $957,722 in an escrow account and the funds were returned to the Company in October 2004.

On October 4, 2004, PharmaStem filed in the Delaware action a motion for preliminary injunction against the Company (and its co-defendants) regarding the ‘681 patent. PharmaStem sought an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company’s services, to advise customers for its services that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The Company and other defendants filed a motion asking the court to reconsider the denial of the judgment as a matter of law on the ‘681 patent. On December 14, 2004, the Court ruled in favor of the Company and other defendants. The effect of this order is that final judgment has now been entered in favor of CRYO-CELL and the other defendants on PharmaStem’s charges of infringement of both patents that were asserted in that case, marking a final disposition of the case in CRYO-CELL’s favor, and denying PharmaStem’s motion for preliminary injunction. PharmaStem has filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. CRYO-CELL and the other defendants have filed a cross-appeal on the issues of the validity and enforceability of the ‘681 and ‘553 patents.

Moreover, in a separate action, the U.S. Patent and Trademark Office has recently decided to reexamine the validity of both of the PharmaStem patents that were the subject of the litigation in Delaware, the ‘553 patent and the ‘681 patent. In January 2005, a Patent Office examiner entered an office action rejecting all claims of the ‘553 patent. This action is not final, and Pharmastem has the opportunity to present further argument to the examiner.

On July 28, 2004 the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants. The Company intends to vigorously defend the suit. Discovery in the action has not yet commenced.

As described above in “Note 10 – Commitments and Contingencies”, following unsuccessful settlement discussions, in March 2003, CCEU was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application. In July 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. In September 2003, the Company and CCEU reached a settlement of the issues in the Dutch proceedings, whereby CCEU agreed to stop using “CRYO-CELL” in its name and the names of its affiliates, and to transfer its related internet domain names to the Company.

The Company has settled its lawsuit against CCEU, and its affiliate CRYO-CELL Switzerland AG, now known as Life Sciences AG (collectively, “Life Sciences”), which was pending in the Circuit Court of the Sixth Judicial District in the State of Florida. In the lawsuit, the Company had sought to recover money damages unpaid royalty payments due under a license agreement with the Company, and any other relief. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. Life Sciences assumed COLTEC’s rights and obligations under the license agreement. The Company had previously advised Life Sciences that, by the Company’s calculation, it owed the Company $323,562 in unpaid royalties. Life Sciences denied liability and asserted a counterclaim for damages and rescission of the license agreement. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation with Life Sciences. The terms of the settlement are confidential. As a result of the settlement, the claims and counterclaim in the lawsuit will be dismissed with prejudice. Amounts paid to the Company due to the settlement were recorded in marketing, general and administrative expenses as a reduction of bad debt expense and legal fees in the accompanying consolidated statements of operations and comprehensive income (loss) in fiscal 2004.

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. The parties have signed a formal stipulation of settlement to settle the litigation. The settlement remains subject to approval by the United States District Court for the Middle District of Florida, and a fairness hearing is scheduled for February 25, 2005. The proposed settlement, which totals $7 million, includes a payment of $4 million, which would be paid by the carrier of the Company’s former auditors, subject to its applicable deductible. In addition, the Company’s insurance carrier would pay $3 million on the Company’s behalf under its directors’ and officers’ insurance policy, subject to its maximum deductible of $175,000. The Company believes the litigation is without merit and, in the event a settlement agreement is not consummated or approved by the court, the Company intends to defend the litigation vigorously.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tabular comparisons of the quarterly results of operations.

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Income	$214,289	$608,410	$1,858,627	$159,028
Earnings per Share-basic	$.02	$.05	$.16	$.01
Shares used in computation	11,354,225	11,355,379	11,364,172	11,392,983
Earnings per Share-diluted	$.02	$.05	$.15	$.01
Shares used in computation	11,638,719	11,546,265	12,002,235	12,064,355

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Loss	$(958,653)	$(1,274,090)	$(889,485)	$(4,399,408)
Loss per Share-basic & diluted	$(0.08)	$(0.11)	$(0.08)	$(0.39)
Shares used in computation	11,352,379	11,352,379	11,352,379	11,352,379

Refer to Notes 6 and 10 for discussions of significant fourth quarter 2003 adjustments.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders or included in an amendment to this Form 10-KSB, which will be filed with the Securities and Exchange Commission on or before March 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders or included in an amendment to this Form 10-KSB, which will be filed with Securities and Exchange Commission on or before March 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders or included in an amendment to this Form 10-KSB, which will be filed with Securities and Exchange Commission on or before March 30, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders, or included in an amendment to this Form 10-KSB, which will be filed with Securities and Exchange Commission on or before March 30, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

See Exhibit Index following the signature page.

b.) Reports on Form 8-K.

Form 8-K filed October 5, 2004, reporting under Item 2.02 results of operations and financial conditions.

Form 8-K filed December 17, 2004, reporting under Item 5.02 the resignation of Charles D. Nyberg from the Board of Directors.

Form 8-K filed February 15, 2004, reporting under Item 2.02 the results of operation and financial conditions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders, or included in an amendment to this Form 10-KSB, which will be filed with Securities and Exchange Commission on or before March 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton,
Mercedes Walton, Interim Chief Executive Officer

Dated: February 25, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE
/s/ Mercedes Walton Mercedes Walton	Chairman of the Board, Interim Chief Executive Officer	February 25, 2005

/s/ Jill Taymans Jill Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	February 25, 2005

/s/ Scott Christian	Director	February 25, 2005
Scott Christian

/s/ Jagdish Sheth	Director	February 25, 2005
Jagdish Sheth

/s/ Gaby Goubran	Director	February 25, 2005
Gaby Goubran

/s/ Anthony Finch	Director	February 25, 2005
Anthony Finch

EXHIBIT INDEX

Exhibit No.	Description
3.1 (2)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.11 (3)	Amended Agreement with Bio-Stor

10.12 (1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.13 (1)	Chairman of the Board Compensation

10.14 (1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002

10.15 (1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.

10.16 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001.

10.17 (4)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.18 (4)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001.

10.19 (4)	Amendment to Dan Richard agreement dated January 29, 2003.

10.20 (5)	Lease

23	Consents of Auditors

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2004.