Form 10KSB/A
period 2004-11-30
CRYO CELL INTERNATIONAL INC
filed 2005-03-30
CIK 862692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact name of Issuer as specified in its charter)

Delaware	22-3023093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Brooker Creek Boulevard, Suite 1800, Oldsmar, FL 34677

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

The issuer’s revenues for the most recently completed fiscal year, ended November 30, 2004, were $12,210,273.

As of February 15, 2005 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $38,983,277. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of March 30, 2005: 11,600,879.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

CRYO-CELL International, Inc. amends its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004 (filed on February 25, 2005), as set forth in this Form 10-KSB/A (Amendment No. 1), to include the information required in Items 9, 10, 11, 12, 13 and 14 of Part III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Directors, Executive Officers and Key Employees

Below are the names, ages and background of the current Board of Directors and Executive Officers of the Company.

Mercedes Walton, 51, Chairman of the Board. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002 and as Interim Chief Executive Officer since April 10, 2003. She has been CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, since March 2000. The firm specializes in the design and deployment of technology commercialization strategies. During the period from January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology.

Gaby W. Goubran, 63. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd, an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time. Mr. Goubran’s educational achievements include a Bachelor of Science degree from Alexandria University, Egypt and a Masters degree from Babson College.

Jagdish Sheth, Ph.D., 66. Dr. Sheth has served as a director since October 2002. Dr. Sheth is currently the Charles H. Kellstadt Professor of Marketing at Emory University’s Goizueta Business School, where he founded the Center for Relationship Management. Dr. Sheth has published twelve books and over two hundred articles in different areas of marketing and business strategy. Dr. Sheth is a frequent consultant to Fortune 500 companies, has held chairs at the University of Southern California and the University of Illinois, and served on the faculties of Columbia and MIT. Dr. Sheth also serves on the board of directors of Pac-West Telecomm, Inc. and Wipro Limited.

Anthony P. Finch, 54. Mr. Finch has served as a director since March 2003. Mr. Finch is currently Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory. Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. He has over 25 years experience in cell separation and cryopreservation of cellular products with over 12 years experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

Scott Christian, 50. Mr. Christian has served as a director since April 2003. Mr. Christian is the Vice President and General Manager of Black Box Voice Services. He served as President and Chief Executive Officer of Norstan, Inc. from February 2004 until January 25, 2005 (upon such company’s acquisition by Black Box Corporation), and as a member of Norstan’s Board of Directors from March 2004 until January 25, 2005. Previously, he had been Executive Vice President and Chief Financial Officer of Norstan since January 2001. Prior to its acquisition, Norstan was one of the largest independent communications solutions and services companies serving enterprise customers in North America, with revenues exceeding $200 million. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 27 years of experience in financial management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and a Master’s degree from Pepperdine University.

Gerald F. Maass, 51, Executive Vice President. Mr. Maass joined the Company in 1998 from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass’ ten-year tenure with Johnson & Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and has a degree in Medical Technology.

Jill Taymans, 35, Vice President, Finance. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over thirteen years in both the public and private sectors. Prior to joining the company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

Mark Powelson, 46, Vice President, Sales and Marketing. Mr. Powelson joined the Company in March 2005 from Gen-Probe where his most recent position was Vice President of Worldwide Sales. Mr. Powelson brings 20 years of experience in international sales, marketing and corporate accounts management. Prior to Gen-Probe Mr. Powelson was the Global Product Manager for Microbiology products at Trek Diagnostics Systems, Inc., Boehringer Mannheim, and Eli Lilly. Mr. Powelson holds a BA (Business) Otterbein College; Pre-Medicine studies Biology, Physics, Inorganic and Organic Chemistry, and is in the final stages of completing his Masters in Executive Leadership at the University of San Diego.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the fiscal year 2004 all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Securities and Exchange Act of 1934 were timely filed.

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer, attached hereto as Exhibit 14.

Audit Committee and Audit Committee Financial Expert

The Company has established an Audit Committee within the board of directors that currently consists of Mr. Christian (Chairman) and Mr. Finch. The Audit Committee is comprised entirely of non-employee, independent members of the Board of Directors, as independence is defined in Rule 4200(a) (15) of the Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934.

The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements. In addition, the Board of Directors has determined that at least one member of the audit committee, Mr. Scott Christian, is an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Securities and Exchange Act of 1934. Mr. Christian’s relevant experience includes his prior service as the Chief Financial Officer of Norstan, Inc., his past experience as Senior Vice President of Finance of Ceridian Corporation, and his experience as Chief Financial Officer of the Electronic Services Division of Automatic Data Processing, Inc. In addition, Mr. Christian has an MBA degree from Pepperdine University.

ITEM 10. Executive Compensation

Set forth below is a Summary Compensation Table relating to the compensation earned by the Chief Executive Officer and each of the other persons who qualified as named executive officers under Item 402(a)(2) of Regulation S-B, for fiscal years ending November 30, 2004, 2003 and 2002.

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary			Bonus		Restricted Stock Awards ($)	Securities Underlying Options
Mercedes Walton Chairman, Interim Chief Executive Officer	2004 2003 2002	$ $ $	212,500 150,000 87,500	(1) (1) (1)		$82,600 — —	— — —	— 300,000 100,000

Gerald F. Maass Executive Vice President	2004 2003 2002	$ $ $	144,877 135,453 129,031		$ $	36,000 3,413 —	— — —	— 50,000 5,000

Jill M. Taymans Vice President, Finance, Chief Financial Officer	2004 2003 2002	$ $ $	117,275 85,780 75,406		$ $	34,000 7,830 —	— — —	— 100,000 6,000

E. Thomas Deutsch, III Former Vice President, Information Technology (2)	2004 2003 2002	$ $ $	108,828 104,814 102,292		$	— 10,147 —	— — —	— 30,000 7,000

(1)	Represents Chairman of the Board fees paid to Ms. Walton. Ms. Walton does not receive cash compensation for her role as Interim Chief Executive Officer.
(2)	Represents compensation beginning December 1, 2002 for services as Vice President, Information Technology. Mr. Deutsch resigned as the Company’s Vice President, Information Technology on December 2, 2004.

Option Grants in Last Fiscal Year

There were no stock options awarded to any of the named executive officers during fiscal year 2004.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information regarding option exercises by the named executive officers during fiscal 2004 and options to purchase shares of Common Stock held as of November 30, 2004 by each of the named executive officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year-End Exercisable (1) ($)
Mercedes Walton	0	0	400,000/0	$377,000
Gerald Maass	5,000	$2,700	94,400/12,500	$17,550
Jill Taymans	0	0	109,000/25,000	$40,500
E. Thomas Deutsch, III	0	0	37,000/7,500	$12,150

(1)	Based upon the closing price of $2.70 at November 30, 2004.

Employment Agreements

The Company does not have any current employment agreements.

Equity Compensation Plan Information as of November 30, 2004

Equity Compensation plans approved by shareholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
CRYO-CELL International Incentive Stock Option Plan (1)	6,000	$5.15	—
CRYO-CELL International 2000 Stock Incentive Plan	1,151,900	$1.23	1,012,400
Equity Compensation plans not approved by shareholders
Other Plans (3)	30,000	$3.54	—
Total	1,187,900	$1.31	1,012,400

(1)	CRYO-CELL Incentive Stock Option Plan expired on April 1, 2000.
(2)	CRYO-CELL 2000 Stock Incentive Plan originally had 1,500,000 stock options authorized for issuance. In June 2002, the shareholders approved an additional 750,000 shares for issuance thereunder.

(3)	From time to time the Company grants options pursuant to individual compensation arrangements in exchange for goods or services provided to the Company. These options are granted at fair market value on the date of grant and typically vest immediately and provide for an exercise period of three (3) years.

Directors’ Fees

Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Each director of the Company is eligible to receive awards of options or shares pursuant to the Company’s stock option plan. Currently, each director receives an award in the form of a stock option grant upon first becoming a member of the Board of Directors. The number of options granted is currently 20,000 shares per person. Non-employee directors are paid an attendance fee of $3,000 for each day of a Board meeting and $1,000 for each day of a Board Committee meeting and are reimbursed the reasonable expenses incurred in attending the meeting. The fee for participation in a Board or Board Committee meeting held by telephone conference call and lasting at least one hour is $1,000.

In June 2002, the Board of Directors approved a compensation arrangement with Mercedes Walton for her service to the Company as Chairman of the Board, a position to which she was elected in June 2002. The arrangement provided for annual compensation to Ms. Walton of $150,000. In July 2004 Ms. Walton’s annual compensation was increased to $300,000. At the time of becoming Chairman in June 2002, Ms. Walton was also granted options to purchase 100,000 shares of the Company’s common stock pursuant to the Company’s Stock Incentive Plan. The exercise price of the options is $2.15 and the options are fully vested and are exercisable for five years. In August 2003, Ms. Walton was granted options to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s Stock Incentive Plan. The exercise price of the options is $.54 and the options were 50% vested on the date of grant become fully vested one year from the date of grant (i.e., options to purchase all 300,000 are vested as of the date of this filing). These options are exercisable for a period of five years from the date of grant.

In addition, Ms. Walton is entitled to a future option grant to purchase 25,000 shares of the Company’s common stock upon, and as of, each of the following dates:

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

In February 2005, Ms. Walton was granted options to purchase 128,250 shares of the Company’s commons stock pursuant to the Company’s Stock Incentive Plan. The exercise price of the options is $4.02 and the options are 33% vested one-year from the date of grant, 33% two-years from the date of grant and 33% vested three-years from the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 29, 2005 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table, and (iv) all directors, nominees and executive officers of the Company as a group. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Directors and Executive Officers:
Mercedes Walton (2)	406,000	3.4%
Gaby Goubran (3)	67,500	*
Jagdish Sheth (4)	77,500	*
Scott Christian (5)	57,500	*
Anthony Finch	104,500	*
Gerald F. Maass (6)	97,900	*
Jill M. Taymans (7)	86,000	*
E. Thomas Deutsch, III (8)	56,000	*

Other Beneficial Owners:
David Portnoy (9)	582,988	5.0%

All Executive Officers and Directors as a Group (8 persons) (10)	952,900	7.7%

Unless otherwise indicated, the address for the persons listed above is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

*	Less than one percent (1%).
(1)	Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such shareholders as of March 29, 2005 by (ii) the sum of (a) the number of shares of Common Stock outstanding as of March 29, 2005 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of March 29, 2005 or will become exercisable within 60 days after March 29, 2005.
(2)	Includes 400,000 shares subject to options exercisable as of March 29, 2005.
(3)	Includes 57,500 shares subject to options exercisable as of March 29, 2005.
(4)	Includes 57,500 shares subject to options exercisable as of March 29, 2005.
(5)	Includes 57,500 shares subject to options exercisable as of March 29, 2005.
(6)	Includes 81,900 shares subject to options exercisable as of March 29, 2005.
(7)	Includes 84,000 shares subject to options exercisable as of March 29, 2005.
(8)	Includes 14,000 shares held by Mr. Deutsch’s wife, Mary Alice Deutsch. Based on ownership information as of December 2, 2004. Mr. Deutsch resigned as the Company’s Vice President, Information Technology on December 2, 2004.
(9)

Mr. Portnoy may be deemed the beneficial owner of 582,988 shares of Common Stock, which number includes: (i) 251,848 shares of Common Stock held directly by Mr. Portnoy, which he has the sole power to vote and to dispose or direct the disposition; (ii) 7,351 shares of Common Stock held by Focus Financial Corp. (“FFC”), of which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of FFC; (iii) 61,714 shares of Common Stock held by Visual Investment Corp. (“VIC”), of which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of VIC; (iv) 108,001 shares of Common Stock held by Partner Community Inc. (“PCI”), of which Mr. Portnoy may be deed the beneficial owner as one of three directors of PCI; (v) 88,258 shares of Common Stock held by Mr. Zidell, of which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Zidell and Mr. Portnoy described under Item 6 below; and

(vi) 65,816 shares of Common Stock held by Mayim Investment Limited Partnership (“MILP”), of which Mr. Portnoy may be deemed the beneficial owner as the managing member of MILP. Beneficial ownership is supplied per the Schedule 13D filed with the Securities and Exchange Commission on January 12, 2005.

(10)	Includes 738,400 shares subject to options exercisable as of March 29, 2005.

ITEM 12. Certain Relationships and Related Transactions

On February 9, 1999, the Company’s revenue sharing agreement with two individual investors relating to the State of Arizona (the “Arizona Agreement”) was modified and replaced by a new revenue sharing agreement relating to the State of Florida (the “Florida Revenue Sharing Agreement”). Under the terms of the Florida Revenue Sharing Agreement, the Company was to receive an aggregate one-time up-front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 up-front payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida Revenue Sharing Agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida, up to a maximum of 33,000 storage spaces. The Company is applying all of its payment obligations under the Florida Revenue Sharing Agreement toward the $550,000 balance owed by the investors until such amount is paid in full. After the $550,000 payment is satisfied, payments under the Florida Revenue Sharing Agreement will be made to the investors as required there under. The Company applied $100,525 and $232,370 in fiscal years ending 2004 and 2003, respectively, toward the investors’ obligation to pay the $550,000 balance. The receivable balance was fully satisfied during fiscal 2004. One of the investors in the Florida Revenue Sharing Agreement is Charles Nyberg, who became a director of the Company in August 2001 and resigned from this position in December 2004.

On May 31, 2001 the Company entered into a revenue sharing agreement with Red Rock Partners, a partnership (“Red Rock”), entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas, up to a maximum of 33,000 storage spaces (the “Texas Revenue Sharing Agreement”). Under the terms of the Texas Revenue Sharing Agreement, Red Rock paid the Company an aggregate one-time up-front payment of $750,000. The Company made total payments to Red Rock of $99,723 and $82,058 for fiscal years 2004 and 2003, respectively. In May 2001, Red Rock also paid $200,000 to acquire five-year warrants to purchase 100,000 shares of the Company’s common stock at $6.00 per share, and paid $50,000 for 25,000 shares of SCPT common stock at a price of $2.00 per share. One of the partners in Red Rock is Charles Nyberg, who became a director of the Company in August 2001 and resigned from this position in December 2004.

In October 2001, the Company sold 90% of the common stock of Safti-Cell, Inc., a then inactive subsidiary of the Company, to Red Rock. The Company continues to own 10% of the common stock of Safti-Cell, Inc. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 25,000 split specimens at the Safti-Cell facility. In 2005, the Company expects to implement a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process will utilize closed-system bags rather than vial storage. In view of this anticipated transition to a new processing methodology, as well as the enhanced level of security designed in the Company’s new facility, the Company expects that sometime in 2005 it will discontinue offering the dual storage service to new customers.

In August 2003, SCPT received a $100,000 interest-bearing loan from Daniel D. Richard, a previous officer, director and current shareholder of SCPT, to fund its operations. On November 20, 2003, the loan agreement was amended to allow additional loans to SCPT of $45,000. The note was due on September 5, 2004 with interest of 4% due upon payment. SCPT pledged 345,161 shares of the CRYO-CELL common stock held by SCPT as collateral for this note. On December 28, 2003, SCPT entered into an additional, separate loan agreement with Mr. Richard for an additional loan of $50,000. The loan was due on demand, no later than December 31, 2004 with interest of 5% due upon payment. SCPT pledged an additional 100,000 shares of the CRYO-CELL common stock held by SCPT as collateral for this note. During the second quarter of fiscal 2004, SCPT paid the outstanding loan of $195,000 plus accrued interest to Mr. Richard.

ITEM 13. EXHIBITS

See Exhibit Index following the signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 30, 2004, the Company ratified the appointment of Grant Thornton LLP (“Grant Thornton”) to serve as its independent auditors, effective for the year ending November 30, 2004.

Fees to Independent Auditors

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2004 and November 30, 2003 and fees billed for other services rendered by Grant Thornton during these periods.

	2004	2003
Audit Fees	$169,000	$273,000
Tax Fees	69,000	27,000
Total	$238,000	$300,000

Audit Fees

Audit fees consisted of the aggregate fees billed by its independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-KSB for the years ended November 30, 2004 and November 30, 2003.

Tax Fees

Tax fees consisted of the aggregate fees billed by its independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2004 and November 30, 2003.

The policy of the Company’s Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees described above under the captions “Audit Fees” and “Tax Fees” and paid to Grant Thornton were pre-approved by the Audit Committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Grant Thornton. Furthermore, no work of Grant Thornton with respect to its services rendered to the Company was performed by anyone other than Grant Thornton.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: March 30, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE
/s/ Mercedes Walton	Chairman of the Board, Interim Chief Executive Officer	March 30, 2005
Mercedes Walton

/s/ Jill Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	March 30, 2005
Jill Taymans

/s/ Scott Christian	Director	March 30, 2005
Scott Christian

/s/ Jagdish Sheth	Director	March 30, 2005
Jagdish Sheth

/s/ Gaby Goubran	Director	March 30, 2005
Gaby Goubran

/s/ Anthony Finch	Director	March 30, 2005
Anthony Finch

EXHIBIT INDEX

Exhibit No.	Description
3.1 (2)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.1 (3)	Amended Agreement with Bio-Stor

10.2 (1)	Revenue Sharing Agreement between Stem Cell Preservation Technologies, Inc. and CRYO-CELL International, Inc.

10.3 (1)	Chairman of the Board Compensation

10.4 (1)	Employment agreement between John V. Hargiss and CRYO-CELL International, Inc. dated June 18, 2002

10.5 (1)	Agreement with Daniel D. Richard and CRYO-CELL International, Inc. dated June 18, 2002.

10.6 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001.

10.7 (4)	Addendum Agreement to Secondary Storage Agreement

10.8 (4)	Secondary Storage Agreement

10.9 (4)	Amendment to Dan Richard agreement dated January 29, 2003.

10.10 (6)	Lease

14	Code of Ethics for CEO and Senior Financial Officers

23 (5)	Consents of Auditors

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2004.