Form 10QSB
period 2005-02-28
CRYO CELL INTERNATIONAL INC
filed 2005-04-06
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number 0-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	22-3023093
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 Brooker Creek Blvd. Oldsmar, FL	34677
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s phone number, including area code: (813) 749-2120

(Former name, former address and former fiscal year, if changed since last report).

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 5, 2005, 11,600,879 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, 2005	November 30, 2004
	(unaudited)
Current Assets
Cash and cash equivalents	$5,114,170	$4,737,368
Restricted cash	200,000	200,000
Marketable securities and other investments	1,110,045	782,419
Accounts receivable and advances (net of allowance for doubtful accounts of $437,856 and $379,654, respectively)	1,061,018	1,044,430
Receivable - Affiliates	—	231,880
Prepaid expenses and other current assets	534,370	427,629

Total current assets	8,019,603	7,423,726

Property and Equipment-net	2,909,907	2,822,616

Other Assets
Marketable securities and other investments	95,000	484,490
Notes receivable	100,000	100,000
Investment in Saneron CCEL Therapeutics, Inc.	707,436	716,545
Deposits and other assets	74,454	93,336

Total other assets	976,890	1,394,371

Total assets	$11,906,400	$11,640,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
	February 28, 2005	November 30, 2004
Current Liabilities
Accounts payable	$575,266	$482,703
Accrued expenses	853,795	1,337,024
Deferred revenue	2,805,368	2,771,490

Total current liabilities	4,234,429	4,591,217

Other Liabilities
Deferred revenue	3,215,808	2,884,782
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	1,250,466	1,250,466

Total other liabilities	8,216,274	7,885,248

Minority Interest	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,558,379 as of February 28, 2005, and 11,397,379 as of November 30, 2004 issued and outstanding)	115,584	113,974
Additional paid-in capital	23,601,913	23,428,840
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(192,114)	(130,250)
Accumulated deficit	(23,230,385)	(23,409,015)

Total stockholders’ deficit	(544,303)	(835,752)

Total liabilities and stockholders’ deficit	$11,906,400	$11,640,713

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Revenue	$3,268,359	$2,577,810

Costs and Expenses:
Cost of sales	850,131	625,152
Marketing, general & administrative expenses	2,030,703	1,541,837
Research, development and related engineering	13,864	37,630
Depreciation and amortization	106,664	100,750

Total cost and expenses	3,001,362	2,305,369

Operating Income	266,997	272,441

Other (Expense) Income:
Interest income	20,916	6,955
Interest expense	(187,827)	(176,112)
Licensee income	104,756	77,235
Settlement on insurance claim	—	135,338
Loss on sale of fixed asset	(5,179)	(2,625)
Gain on sale of marketable securities	—	2,958

Total other (expense) income	(67,334)	43,749

Income before income taxes and equity in losses of affiliates	199,663	316,190

Equity in losses of affiliates	(21,033)	(6,613)

	(21,033)	(6,613)

Income from continuing operations	178,630	309,577
Loss on discontinued operations	—	(95,288)

Net Income	$178,630	$214,289

Net income from continuing operations per common share-basic	$0.02	$0.03
Net loss from discontinued operations per common share-basic	$0.00	$(0.01)

Net income per common share - basic	$0.02	$0.02

Weighted average common shares outstanding - basic	11,488,232	11,354,225

Net income from continuing operations per common share-diluted	$0.01	$0.03
Net loss from discontinued operations per common share-diluted	$0.00	$(0.01)

Net income per common share - diluted	$0.01	$0.02

Weighted average common shares outstanding - diluted	12,268,654	11,638,719

Comprehensive income:
Net income:	$178,630	$214,289
Net change in unrealized loss on marketable securities	(61,864)	(24,847)

Comprehensive income	$116,766	$189,442

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash Flows from Operating Activities:
Net Income	$178,630	$214,289
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142,088	124,081
Gain on sale of marketable securities held to maturity	—	(2,958)
Loss on sale of property and equipment	5,179	2,625
Compensatory element of stock options	8,914	3,261
Provision for doubtful accounts	58,202	—
Equity in losses of affiliates	21,033	6,613
Changes in assets and liabilities:
Restricted cash held in escrow	—	(957,722)
Accounts receivable and advances	(74,790)	(196,809)
Receivable - Affiliates	231,880	60,000
Prepaid expenses and other current assets	(106,741)	97,100
Deposits and other assets	7,231	6,144
Accounts payable	92,563	205,553
Accrued expenses	(483,229)	146,932
Deferred revenue	364,904	372,109

Net cash provided by operating activities	445,864	81,218

Cash flows from investing activities:
Purchases of property and equipment	(240,858)	(230,515)
Sale of property and equipment	17,951	2,600
Proceeds from sale of marketable securities	—	200,000

Net cash used in investing activities	(222,907)	(27,915)

Cash flows from financing activities:
Receivable - revenue sharing agreements	—	61,750
Proceeds from the exercise of stock options	153,845	1,620
Proceeds from loan payable to related party	—	50,000
Repayments of deferred consulting obligation	—	(32,429)

Net cash provided by financing activities	153,845	80,941

Increase in cash and cash equivalents	376,802	134,244
Cash and cash equivalents - beginning of period	4,737,368	2,452,006

Cash and cash equivalents - end of period	$5,114,170	$2,586,250

Supplemental disclosure of cash flow information:
Interest	$180,184	$176,112

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$(61,864)	$(24,847)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2005 and November 30, 2004, and the related Consolidated Statements of Operations and Comprehensive Income and Cash Flows for the three months ended February 28, 2005 and February 29, 2004 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company” or “CRYO-CELL”). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2004 Annual Report on Form 10-KSB.

Revenue Recognition

Enrollment fee revenue and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed.

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of February 28, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”). FIN 46R addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, does not apply. The general requirement to consolidate under ARB No. 51 is based on the presumption that an enterprise’s financial statements should include all of the entities in which it has a controlling financial interest. FIN 46R interprets this rule to require consolidation of a variable interest entity in which the enterprise does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss, is entitled to a majority of the entity’s residual returns, or both. For small business issuers, application of FIN 46R is required in financial statements for periods ending after December 15, 2004. As of February 28, 2005, management evaluated FIN46R and determined that it does not have an impact on the Company.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 and $0 for the periods ended February 28, 2005 and February 29, 2004, respectively.

Note 2 – Earnings per Common Share

Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2005	For the three months ended February 29, 2004
Numerator:
Net Income	$178,630	$214,289
Denominator:
Weighted-average shares outstanding-basic	11,488,232	11,354,225
Dilutive common shares issuable upon exercise of stock options	780,422	284,494

Weighted-average shares-diluted	12,268,654	11,638,719

Earnings per share:
Basic	$.02	$.02

Diluted	$.01	$.02

For the three months ended February 28, 2005 and February 29, 2004, options to purchase 347,306 and 376,900 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington) (the “Court”), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent’) which relates to the collection, processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent’) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored. The Company accrued an additional expense in the amount of $153,000 for the three months ended February 29, 2004 for revenues generated for specimens processed and stored during the first quarter of fiscal 2004.

During fiscal 2004 the Company accrued an additional $523,000 (which includes the $153,000 accrued during the three months ended February 29, 2004) for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004 recognizing that it was probable that the damages would continue to accrue at a rate of 6.125% should the judgment remain in effect related to the ‘681 patent. In December 2003, the Company transferred $957,722 into an escrow account. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. The Company did not accrue the $2,800,000, as the Company felt the likelihood of such an award was remote.

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

As a result of the September 15, 2004 ruling the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968, during the third quarter of fiscal 2004. The Company is no longer obligated to hold the $957,722 in an escrow account and the funds were returned to the Company in October 2004.

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

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. On February 25, 2005, the United States District Court for the Middle District of Florida issued an order approving the previously reported formal stipulation of settlement for the litigation. The settlement, which totals $7 million, includes a payment of $4 million paid by the insurance carrier of the Company’s former auditors. In addition, the Company’s insurance carrier paid $3 million on the Company’s behalf under its directors’ and officers’ insurance policy. The Company previously satisfied the $175,000 deductible under its directors’ and officers’ insurance policy, and should have no further financial obligations under the settlement.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

The Company has an ownership interest of approximately 40% and 42% in Saneron, which is accounted for under the equity method of accounting, as of February 28, 2005 and November 30, 2004, respectively. The Company’s ownership percentage in Saneron has decreased due to Saneron issuing common shares to entities and individuals. As of November 30, 2004, independent valuations appraised the Company’s approximate 42% interest in Saneron at $2,070,000. As of February 28, 2005 and November 30, 2004, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the accompanying consolidated balance sheets at approximately $707,400 and $716,500, respectively.

For the three months ended February 28, 2005 the Company recorded equity in losses of affiliates in earnings of Saneron operations of $21,033. Included in equity in losses of affiliates is approximately $12,000 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value. For the three months ended February 29, 2004, the Company recorded equity in losses of Saneron operations of approximately $6,600. Included in equity in losses of affiliates is approximately $11,000 related to compensation expense for stock option awards that were granted by Saneron.

As of February 28, 2005 and November 30, 2004, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Stem Cell Preservation Technologies, Inc.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT management’s restructuring proposals all would have required CRYO-CELL to make significant cash expenditures. CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income as discontinued operations during the three months ended February 28, 2005 and February 29, 2004 of approximately $0 and $95,000, respectively, of which the minority interest portion is approximately $0 and $13,000, respectively.

Note 5 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three months ended February 28, 2005 and February 29, 2004 is $8,913 and $3,261, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income per share would have been adjusted to the amounts indicated below for the quarters ended February 28, 2005 and February 29, 2004:

	Three Months Ended
	February 28, 2005	February 29, 2004
Net Income, as reported	$178,630	$214,289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(49,883)	(142,165)
Pro forma net income	$128,747	$72,124
Income per share:
Basic - as reported	$.02	$.02
Diluted - as reported	.01	.02
Basic and diluted-pro forma	$.01	$.01

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Instruments” (“SFAS No. 115”). Marketable securities were $1,205,045 and $1,266,909 and at February 28, 2005 and November 30, 2004. In accordance with SFAS No. 115, the Company recorded a gain of approximately $0 and $2,958 for the three months ended February 28, 2005 and February 29, 2004, respectively, in conjunction with certain marketable securities. Included within marketable securities and other investments on the accompanying consolidated balance sheets as of February 28, 2005 and November 30, 2004 are certificates of deposits of approximately $1,087,000 and $1,087,000 recorded at cost.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investments. The fair value of other investments as of February 28, 2005 and November 30, 2004 was approximately $118,000 and $180,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $98,000 and $36,000 as of February 28, 2005 and November 30, 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in cryogenic cellular storage, with a focus on the processing and preservation of umbilical cord (U-Cord™) blood stem cells for autologous/sibling use. During its history, the Company has engaged in a number of other business activities outside of its core business area, such as development of cellular storage systems, development of new business enterprises and international investments. During the past several fiscal years, the Company incurred losses, related in large part to impairment of assets related to these non-core businesses, expenses of these non-core businesses and significant litigation expenses. During fiscal 2003, the Company announced that it would focus on its core business of marketing the U-Cord™ storage program and increasing the number of customers enrolled, with an emphasis in the U.S. market. Since that time, management has been working to control costs and stabilize the Company’s business by continuing to resolve the disputes facing the Company and by directing resources to the core business.

In the first quarter of 2005, the Company increased its revenues by 27% over the level in the 2004 period and achieved net income of approximately $179,000, compared to $214,000 in the 2004 period. Net storage revenues increased because of an increase in the customer base and the effects of two price increases during 2003 and one price increase during the third quarter of 2004 for newly enrolled customers. The Company continued to be profitable mainly because the increase in revenue due to the increase in the customer base and the 2004 price increase partially offset the increases in cost of sales and marketing, general, and administrative expenses. The significant increase in these expenses resulted mainly from costs to enhance existing production procedures and quality systems in the processing of cord blood specimens at the Company’s new state-of-the-art, current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility in Oldsmar, Florida. The Company also deployed a new customer database, new network infrastructure and implemented plans to expand sales and marketing initiatives, which increased expenses.

At February 28, 2005, the Company had cash and cash equivalents of approximately $5,114,000 and marketable securities and other investments of approximately $1,205,000. The Company’s cash increased by approximately $377,000 during the quarter, as a result of its cash flow from operations and the proceeds from the exercise of stock options. As of April 5, 2005, the Company maintains no indebtedness.

Discontinued Operations

Discontinued operations consisted of SCPT, CRYO-CELL’s subsidiary that was closed in 2004. See Note 4 to the Consolidated Financial Statements. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of February 28, 2005 and November 30, 2004 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income as discontinued operations during the three months ended February 28, 2005 and February 29, 2004 of approximately $0 and $95,000, respectively, of which the minority interest portion is approximately $0 and $13,000, respectively.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2005 were $3,268,359 as compared to $2,577,810 for the same period in 2004, representing a 27% increase. The increase is primarily attributable to the effects of successfully implemented price increases during 2003 and 2004 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues. During 2004, the Company implemented a price increase affecting its enrollment, processing and testing fees (‘Initial Fee’). These price increases began to have a positive impact on revenues and gross profits in the third quarter 2003 and has continued through the first quarter of 2005.

Cost of Sales. Cost of sales for the three months ended February 28, 2005 was $850,131 as compared to $625,152 for the same period in 2004, representing a 36% increase. Cost of sales were 26% of revenues for the three months ended February 28, 2005 compared with 24% for the three months ended February 29, 2004. Cost of sales as a percentage of revenue increased slightly due to an increase in cord blood collection reimbursements and various sales promotions. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party as of February 29, 2004) in Arizona. In 2005, the Company expects to implement a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process will utilize closed-system bags rather than vial storage. In view of this anticipated transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company expects that sometime in 2005, it will discontinue offering the dual storage service to new customers.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 28, 2005 were $2,030,703 as compared to $1,541,837 for the three months ended February 29, 2004 representing a 32% increase. The increase was largely attributable to an increase in salaries and wages, consulting fees related to the deployment of a new customer database and a new network infrastructure, and the implementation of the Company’s plans to expand its sales and marketing initiatives including increased consumer advertising. Marketing, general and administrative expenses were 62% of revenues for the three months ended February 28, 2005 compared to 60% for the three months ended February 29, 2004. Marketing, general and administrative expenses increased slightly as a percentage of revenue due to the aforementioned increases, which were largely offset by the increase in revenue. Professional fees decreased approximately $188,000 for the three months ended February 28, 2005 compared to the same period in fiscal 2004. The decrease is due to a reduction in the Company’s legal proceedings. The Company cannot provide assurance that legal fees will not increase in the foreseeable future. The Company expects an increase in professional fees during the remainder of fiscal 2005 due to costs associated with Sarbanes-Oxley Section 404 compliance.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2005 were $13,864 as compared to $37,630 for the three months ended February 29, 2004, a decrease of 63%.

Interest Expense. Interest expense for the three months ended February 28, 2005 was $187,827 as compared to $176,112 for the same period in 2004. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $0 and $21,418 for the three months ended February 28, 2005 and February 29, 2004, respectively. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the three months ended February 28, 2005, was $104,756 as compared to $77,235 for the same period in 2004. Other income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Settlement on Insurance Claim. For the three months ended February 29, 2004, the Company received $135,338 as settlement to an insurance claim for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer.

Equity in Losses of Affiliates. Equity in losses of affiliates was $21,033 for the three months ended February 28, 2005, compared to $6,613 for the 2004 period. During the three months ended February 28, 2005 and February 29, 2004, the Company recorded approximately $12,000 and $11,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value.

Liquidity and Capital Resources

Through February 28, 2005, the Company’s sources of cash have been from sales of its U-Cord™ program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fee and ongoing storage fees.

At February 28, 2005, the Company had cash and cash equivalents of $5,114,170 as compared to $4,737,368 at November 30, 2004. The increase in cash and cash equivalents during the three months ended February 28, 2005 was primarily attributable to the following:

Cash provided by operating activities for the three months ended February 28, 2005 amounted to $445,864, which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base.

Cash used in investing activities for the three months ended February 28, 2005 amounted to $222,907, which was primarily attributable to the purchase of approximately $241,000 of software, furniture, and equipment.

Cash provided by financing activities for the three months ended February 28, 2005 amounted to $153,845, which consisted solely of proceeds provided by the exercise of stock options.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $1,205,045 at February 28, 2005.

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

Revenue Recognition

Enrollment fee revenue and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed.

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of February 28, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment.

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

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement and the liability is currently being renegotiated.

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

Item 3. Controls and Procedures

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

Form 8-K filed on March 4, 2005, reporting under Item 7.01 the approval of the previously reported formal stipulation of settlement for the ten putative class action complaints that were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements..

Form 8-K filed on April 5, 2005, reporting under Items 7 and 12 the results of operations and financial conditions for the three months ended February 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton
Interim Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: April 5, 2005