Form 10QSB
period 2005-05-31
CRYO CELL INTERNATIONAL INC
filed 2005-07-15
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2005

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 13, 2005, 11,614,629 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2005	November 30, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,418,653	$4,737,368
Restricted cash	200,000	200,000
Marketable securities and other investments	825,601	782,419
Accounts receivable and advances (net of allowance for doubtful accounts of $589,131 and $379,654, respectively)	1,228,250	1,044,430
Receivable - Affiliates	—	231,880
Prepaid expenses and other current assets	757,460	427,629

Total current assets	8,429,964	7,423,726

Property and Equipment-net	3,049,468	2,822,616

Other Assets
Marketable securities and other investments	—	484,490
Notes receivable	100,000	100,000
Investment in Saneron CCEL Therapeutics, Inc.	685,834	716,545
Deposits and other assets	68,017	93,336

Total other assets	853,851	1,394,371

Total assets	$12,333,283	$11,640,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$648,460	$482,703
Accrued expenses	1,032,201	1,337,024
Deferred revenue	2,993,425	2,771,490

Total current liabilities	4,674,086	4,591,217

Other Liabilities
Deferred revenue	3,603,934	2,884,782
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	705,261	1,250,466

Total other liabilities	8,059,195	7,885,248

Minority Interest	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,605,879 as of May 31, 2005, and 11,397,379 as of November 30, 2004 issued and outstanding)	116,059	113,974
Additional paid-in capital	23,643,414	23,428,840
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(205,352)	(130,250)
Accumulated deficit	(23,114,818)	(23,409,015)

Total stockholders’ deficit	(399,998)	(835,752)

Total liabilities and stockholders’ deficit	$12,333,283	$11,640,713

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenue	$3,574,369	$3,196,218	$6,842,727	$5,774,027

Costs and Expenses:
Cost of sales	1,107,898	742,357	1,958,030	1,367,509
Marketing, general & administrative expenses	2,621,617	1,596,263	4,652,320	3,138,100
Research, development and related engineering	2,204	14,078	16,068	54,439
Depreciation and amortization	111,128	100,750	217,792	201,500

Total cost and expenses	3,842,847	2,453,448	6,844,210	4,761,548

Operating (Loss) Income	(268,478)	742,770	(1,483)	1,012,479

Other (Expense) Income:
Interest income	31,645	10,644	52,561	17,599
Interest expense	(202,936)	(191,372)	(390,763)	(367,484)
Licensee income	93,198	76,204	197,954	153,439
Settlement on insurance claim	—	—	—	135,338
Renegotiation of deferred consulting agreement	498,161	—	498,161	—
Loss on sale of fixed asset	—	—	(5,179)	(2,625)
(Loss) Gain on sale of marketable securities	(3,207)	—	(3,207)	2,958

Total other income (expense)	416,861	(104,524)	349,527	(60,775)

Income before income taxes and equity in losses of affiliates	148,383	638,246	348,044	951,704

Equity in losses of affiliate	(32,812)	(29,836)	(53,847)	(36,449)

	(32,812)	(29,836)	(53,847)	(36,449)

Income from continuing operations	115,571	608,410	294,197	915,255

Loss on discontinued operations	—	—	—	(92,556)

Net Income	$115,571	$608,410	$294,197	$822,699

Net income from continuing operations per common share-basic	$0.01	$0.05	$0.03	$0.08

Net loss from discontinued operations per common share-basic	$0.00	$0.00	$0.00	$(0.01)

Net income per common share - basic	$0.01	$0.05	$0.03	$0.07

Weighted average common shares outstanding - basic	11,602,047	11,355,379	11,545,765	11,354,805

Net income from continuing operations per common share-diluted	$0.01	$0.05	$0.02	$0.08

Net loss from discontinued operations per common share-diluted	$0.00	$0.00	$0.00	$(0.01)

Net income per common share - diluted	$0.01	$0.05	$0.02	$0.07

Weighted average common shares outstanding - diluted	12,193,013	11,546,265	12,185,663	11,597,753

Comprehensive income:
Net income:	$115,571	608,410	$294,197	$822,699

Net change in unrealized loss on marketable securities	(13,238)	(14,357)	(75,102)	(39,203)

Comprehensive income	$102,333	$594,053	$219,095	$783,496

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	May 31, 2005	May 31, 2004
Cash Flows from Operating Activities:
Net Income	$294,197	$822,699
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	287,184	235,690
Gain (loss) on sale of marketable securities held to maturity	3,207	(2,958)
Loss on sale of property and equipment	5,179	2,625
Gain on re-negotiation of deferred consulting agreement	(498,161)	—
Compensatory element of stock options	12,628	37,296
Provision for doubtful accounts	209,477	42,747
Equity in losses of affiliate	53,847	36,449
Changes in assets and liabilities:
Restricted cash	—	(1,173,721)
Accounts receivable and advances	(393,297)	(304,305)
Receivable - Affiliates	231,880	195,022
Prepaid expenses and other current assets	(329,831)	(104,780)
Deposits and other assets	7,230	(9,195)
Accounts payable	165,757	73,546
Accrued expenses	(304,823)	422,838
Deferred revenue	941,087	893,223

Net cash provided by operating activities	685,561	1,167,176

Cash flows from investing activities:
Purchases of property and equipment	(522,327)	(292,603)
Sale of property and equipment	21,201	2,600
Proceeds from sale of marketable securities	362,999	210,000

Net cash used in investing activities	(138,127)	(80,003)

Cash flows from financing activities:
Receivable - revenue sharing agreements	—	100,525
Proceeds from the exercise of stock options	180,895	1,620
Proceeds from loan payable to related party	—	50,000
Repayment of loan to related party	—	(195,000)
Repayments of deferred consulting obligation	(47,044)	(60,644)

Net cash provided by (used in) financing activities	133,851	(103,499)

Increase in cash and cash equivalents	681,285	983,674

Cash and cash equivalents - beginning of period	4,737,368	2,452,006

Cash and cash equivalents - end of period	$5,418,653	$3,435,680

Supplemental disclosure of cash flow information:
Interest	$372,949	$266,899

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:

Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$(75,102)	$(39,203)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2005 and November 30, 2004, and the related Consolidated Statements of Earnings and Comprehensive Income and Cash Flows for the three and six months ended May 31, 2005 and May 31, 2004 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company” or “CRYO-CELL”). In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of May 31, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

SFAS 123(R) must be adopted by small business issuers in the annual period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on December 1, 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the six months ended May 31, 2005 and May 31, 2004.

Note 2 – Earnings per Common Share

Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Numerator:
Net Income	$115,571	$608,410	$294,197	$822,699
Denominator:
Weighted-average shares outstanding-basic	11,602,047	11,355,379	11,545,765	11,354,805

Dilutive common shares issuable upon exercise of stock options	590,966	190,886	639,898	242,948

Weighted-average shares-diluted	12,193,013	11,546,265	12,185,663	11,597,753

Earnings per share:
Basic	$.01	$.05	$.03	$.07

Diluted	$.01	$.05	$.02	$.07

For the three and six months ended May 31, 2005 and May 31, 2004, options to purchase 433,546 and 389,056, and 454,400 and 434,000 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. (“Pharmastem”) in the United States District Court of Delaware (Wilmington) (the “Court”), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent’) which relates to the collection, processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent’) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. Pharmastem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored. For the three months and six months ended May 31, 2004 the Company accrued an additional expense in the amount of approximately $169,000 and $322,000 for revenues generated for specimens processed and stored.

During fiscal 2004 the Company accrued an additional $523,000 (which includes the $169,000 and $322,000 accrued during the three and six months ended May 31, 2004, respectively) for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004 recognizing that it was probable that the damages would continue to accrue at a rate of 6.125% should the judgment remain in effect related to the ‘681 patent. In December 2003, the Company transferred $957,722 into an escrow account. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, as well as for a permanent injunction against future infringement. The Company did not accrue the $2,800,000, as the Company felt the likelihood of such an award was remote.

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

As a result of the September 15, 2004 ruling the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968, during the third quarter of fiscal 2004. The Company was no longer obligated to hold the $957,722 in an escrow account and the funds were returned to the Company in October 2004.

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

Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-

CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. On February 25, 2005, the United States District Court for the Middle District of Florida issued an order approving the previously reported formal stipulation of settlement for the litigation. The settlement, which totals $7 million, includes a payment of $4 million paid by the insurance carrier of the Company’s former auditors. In addition, the Company’s insurance carrier paid $3 million on the Company’s behalf under its directors’ and officers’ insurance policy. The Company previously satisfied the $175,000 deductible under its directors’ and officers’ insurance policy, and believes it will have no further financial obligations under the settlement.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

The Company has an ownership interest of approximately 39% and 42% in Saneron, which is accounted for under the equity method of accounting, as of May 31, 2005 and November 30, 2004, respectively. The Company’s ownership percentage in Saneron has decreased due to Saneron issuing common shares to other entities and individuals. As of November 30, 2004, independent valuations appraised the Company’s approximate 42% interest in Saneron at $2,070,000. As of May 31, 2005 and November 30, 2004, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the accompanying consolidated balance sheets at approximately $686,000 and 717,000, respectively.

For the three and six months ended May 31, 2005, the Company recorded equity in losses of affiliate in losses of Saneron operations $32,812 and $53,847. Included in equity in losses of affiliate is approximately $13,200 and $23,100 for the three and six months ended May 31, 2005, respectively, related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value. For the three and six months ended May 31, 2004, the Company recorded equity in losses of Saneron operations of $29,836 and $36,449. Included in equity in losses of affiliate is approximately $12,000 and $24,000 for the three months and six months ended May 31, 2004 related to compensation expense for stock option awards that were granted by Saneron.

As of May 31, 2005 and November 30, 2004, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Stem Cell Preservation Technologies, Inc.

On January 29, 2004, CRYO-CELL announced the decision to close SCPT, following the resignation of SCPT’s Board of Directors and management. SCPT ceased operations immediately thereafter. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT management’s restructuring proposals all would have required CRYO-CELL to make significant cash expenditures. CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. CRYO-CELL has recognized 100% of the losses of SCPT in its statements of earnings and comprehensive income as discontinued operations during the three months ended May 31, 2005 and May 31, 2004 of approximately $0 and $0, respectively, and for the six months ended May 31, 2005 and May 31, 2004 approximately $0 and $93,000, respectively.

Note 5 – Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three and six months ended May 31, 2005 is $3,715 and $12,628, respectively. The expense recognized for the three and six months ended May 31, 2004 is $34,035 and $37,296, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income per share would have been adjusted to the amounts indicated below for the three and six months ended May 31, 2005 and May 31, 2004:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net Income, as reported	$115,571	$608,410	$294,197	$822,699
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(114,725)	(53,978)	(164,608)	(125,501)
Pro forma net income	$846	$554,432	$129,589	$697,198
Income per share:
Basic-as reported	$.01	$.05	$.03	$.07
Diluted-as reported	$.01	$.05	$.02	$.07
Basic-pro forma	$—	$.05	$.01	$.06
Diluted-pro forma	$—	$.05	$.01	$.06

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Instruments” (“SFAS No. 115”). Marketable securities were $825,601 and $1,266,909 and at May 31, 2005 and November 30, 2004. In accordance with SFAS No. 115, the Company recorded a realized loss of $3,207 for the three and six months ended May 31, 2005, and a realized gain of $0 and $2,958 for the three months and six months ended May 31, 2004, in conjunction with certain marketable securities. Included within marketable securities and other investments on the accompanying consolidated balance sheets as of May 31, 2005 and November 30, 2004 are certificates of deposits of approximately $721,000 and $1,087,000 recorded at cost.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investments. The fair value of other investments as of May 31, 2005 and November 30, 2004 was approximately $105,000 and $180,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $111,000 and $36,000 as of May 31, 2005 and November 30, 2004, respectively.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The

Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of May 31, 2005.

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

During the six months ended May 31, 2005, the Company increased its revenues by 19% over the level in the 2004 period and achieved net income of approximately $294,000, compared to $823,000 in the 2004 period. Net storage revenues increased because of an increase in the customer base and the effects of two price increases during 2003 and one price increase during the third quarter of 2004 for newly enrolled customers. The Company continued to be profitable mainly because the increase in revenue due to the increase in the customer base, the 2004 price increase, and recognition of $498,000 in non-cash income in the second quarter in connection with the re-negotiation of a deferred consulting agreement with a former officer, which were partially offset by the increases in cost of sales and marketing, general, and administrative expenses. The significant increase in these expenses resulted mainly from costs to enhance existing production procedures and quality systems in the processing of cord blood specimens at the Company’s new state-of-the-art, current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility in Oldsmar, Florida. The Company also deployed a new customer database, new network infrastructure and implemented plans to expand sales and marketing initiatives, which increased expenses.

At May 31, 2005, the Company had cash and cash equivalents of approximately $5,419,000 and marketable securities and other investments of approximately $826,000. The Company’s cash increased by approximately $681,000 during the first two quarters, as a result of its cash flow from operations and the proceeds from the exercise of stock options. As of July 13, 2005, the Company maintains no indebtedness.

Discontinued Operations

Discontinued operations consisted of SCPT, CRYO-CELL’s subsidiary that was closed in 2004. See Note 4 to the Consolidated Financial Statements. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of May 31, 2005 and November 30, 2004 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of earnings and comprehensive income as discontinued operations during the three and six months ended May 31, 2005 and May, 2004 of approximately $0 and $93,000, respectively, of which the minority interest portion is approximately $0 and $13,000, respectively.

Results of Operations – Three-month period ended May 31, 2005

Revenues. Revenues for the three months ended May 31, 2005 were $3,574,369 as compared to $3,196,218 for the same period in 2004, representing a 12% increase. The increase is primarily attributable to the effects of successfully implemented price increases during 2004 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues. These increases were partially offset by an increase in sales discounts. During 2004, the Company implemented a price increase affecting its enrollment, processing and testing fees (‘Initial Fee’). These price increases began to have a positive impact on revenues and gross profits in the third quarter 2003 and the impact has continued through the second quarter of 2005.

Cost of Sales. Cost of sales for the three months ended May 31, 2005 was $1,107,898 as compared to $742,357 for the same period in 2004, representing a 49% increase. Cost of sales were 31% of revenues for the three months ended May 31, 2005 compared with 23% for the three months ended May 31, 2004. Cost of sales as a percentage of revenue increased due to an increase in sales promotions, laboratory supplies, cord blood collection reimbursements, and salaries and wages. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005. The increase in the cost of laboratory supplies is a direct result of the transition to the new processing methodology.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended May 31, 2005 were $2,621,617 as compared to $1,596,263 for the three months ended May 31, 2004 representing a 64% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in a significant increase in consumer advertising. Consulting fees related to the deployment of a new customer database and Sarbanes-Oxley compliance also contributed to the increase. Marketing, general and administrative expenses were 73% of revenues for the three months ended May 31, 2005 compared to 50% for the three months ended May 31, 2004. Marketing, general and administrative expenses increased as a percentage of revenue due to the aforementioned increases, which were partially offset by the increase in revenue.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2005 were $2,204 as compared to $14,078 for the three months ended May 31, 2004, a decrease of 84%.

Interest Expense. Interest expense for the three months ended May 31, 2005 was $202,936 as compared to $191,372 for the same period in 2004. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $5,206 and $17,939 for the three months ended May 31, 2005 and May 31, 2004, respectively.

Licensee Income. Licensee income for the three months ended May 31, 2005, was $93,198 as compared to $76,204 for the same period in 2004. Licensee income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $32,812 for the three months ended May, 31, 2005, compared to $29,836 for the 2004 period. During the three months ended May 31, 2005 and May 31, 2004, the Company recorded approximately $13,000 and $12,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value.

Other Income. For the three months ended May 31, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of this settlement agreement are confidential.

Results of Operations – Six-month period ended May 31, 2005

Revenues. Revenues for the six months ended May 31, 2005 were $6,842,727 as compared to $5,774,027 for the same period in 2004, representing a 19% increase. The increase is primarily attributable to the effects of successfully implemented price increases during 2004 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues. These increases were partially offset by an increase in sales discounts. During 2004, the Company implemented a price increase affecting its enrollment, processing and testing fees (‘Initial Fee’). These price increases began to have a positive impact on revenues and gross profits in the third quarter 2003 and the impact continued through the second quarter of 2005.

Cost of Sales. Cost of sales for the six months ended May 31, 2005 was $1,958,030 as compared to $1,367,509 for the same period in 2004, representing a 43% increase. Cost of sales were 29% of revenues for the six months ended May 31, 2005 compared with 24% for the six months ended May 31, 2004. Cost of sales as a percentage of revenue increased due to an increase in sales promotions and cord blood collection reimbursements. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party as of February 29, 2004) in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2005 were $4,652,320 as compared to $3,138,100 for the six months ended May 31, 2004 representing a 48% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in a significant increase in consumer advertising. Consulting fees related to the deployment of a new customer database and Sarbanes-Oxley compliance also contributed to the increase. Marketing, general and administrative expenses were 68% of revenues for the six months ended May 31, 2005 compared to 54% for the six months ended May 31, 2004. Marketing, general and administrative expenses increased as a percentage of revenue due to the aforementioned increases, which were partially offset by the increase in revenue.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2005 were $16,068 as compared to $54,439 for the three months ended May 31, 2004, a decrease of 70%.

Interest Expense. Interest expense for the six months ended May 31, 2005 was $390,763 as compared to $367,484 for the same period in 2004. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $5,206 and $39,356 for the six months ended May 31, 2005 and May 31, 2004, respectively.

Licensee Income. Licensee income for the six months ended May 31, 2005, was $197,954 as compared to $153,439 for the same period in 2004. Licensee income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Settlement on Insurance Claim. For the six months ended May 31, 2004, the Company received $135,338 as settlement to an insurance claim for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer.

Equity in Losses of Affiliate. Equity in losses of affiliate was $53,847 for the six months ended May 31, 2005, compared to $36,449 for the 2004 period. During the six months ended May 31, 2005 and May 31, 2004, the Company recorded approximately $23,000 and $24,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value.

Other Income. For the six months ended May 31, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of this settlement agreement are confidential.

Liquidity and Capital Resources

Through May 31, 2005, the Company’s sources of cash have been from sales of its U-Cord™ program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fee and ongoing storage fees.

At May 31, 2005, the Company had cash and cash equivalents of $5,418,653 as compared to $4,737,368 at November 30, 2004. The increase in cash and cash equivalents during the six months ended May 31, 2005 was primarily attributable to the following:

Cash provided by operating activities for the six months ended May 31, 2005 amounted to $685,561, which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base.

Cash used in investing activities for the six months ended May 31, 2005 amounted to $138,127, which was primarily attributable to the purchase of approximately $522,000 of software, furniture, and equipment, offset by the $363,000 of proceeds received for the redemption of marketable securities.

Cash provided by financing activities for the six months ended May 31, 2005 amounted to $133,851, which consisted primarily of proceeds provided by the exercise of stock options.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $825,601 at May 31, 2005.

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

Reclassifications

Reclassifications have been made to the consolidated financial statements for the three and six months ended May 31, 2004 to conform to the May 31, 2005 presentation.

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

Accounts Receivable

Accounts receivable are recorded at their net realizable value. During the second quarter of fiscal 2005, the Company changed its methodology regarding the recording of its allowance for doubtful accounts. As a result, the Company’s allowance for doubtful accounts increased during the second quarter of fiscal 2005.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of May 31, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of May 31, 2005.

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

Form 8-K filed on July 15 2005, reporting under Items 7 and 12 the results of operations and financial conditions for the six months ended May 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton
Interim Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: July 15, 2005