Form 10QSB
period 2005-08-31
CRYO CELL INTERNATIONAL INC
filed 2005-10-14
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2005

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 13, 2005, 11,624,629 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2005	November 30, 2004
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,690,182	$4,737,368
Restricted cash	200,000	200,000
Marketable securities and other investments	585,128	782,419
Accounts receivable and advances (net of allowance for doubtful accounts of $646,574 and $379,654, respectively)	1,125,043	1,044,430
Receivable - Affiliates	—	231,880
Prepaid expenses and other current assets	669,606	427,629

Total current assets	9,269,959	7,423,726

Property and Equipment-net	3,003,013	2,822,616

Other Assets
Marketable securities and other investments	—	484,490
Notes receivable	100,000	100,000
Investment in Saneron CCEL Therapeutics, Inc.	667,971	716,545
Deposits and other assets	61,889	93,336

Total other assets	829,860	1,394,371

Total assets	$13,102,832	$11,640,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$538,598	$482,703
Accrued expenses	712,038	1,337,024
Deferred revenue	3,184,840	2,771,490

Total current liabilities	4,435,476	4,591,217

Other Liabilities
Deferred revenue	4,014,414	2,884,782
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	681,240	1,250,466

Total other liabilities	8,445,654	7,885,248

Minority Interest	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,615,879 as of August 31, 2005, and 11,397,379 as of November 30, 2004 issued and outstanding)	116,159	113,974
Additional paid-in capital	23,706,088	23,428,840
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(243,824)	(130,250)
Accumulated deficit	(22,517,420)	(23,409,015)

Total stockholders’ equity (deficit)	221,702	(835,752)

Total liabilities and stockholders’ equity (deficit)	$13,102,832	$11,640,713

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Revenue	$3,772,135	$3,229,268	$10,614,862	$9,003,295

Costs and Expenses:
Cost of sales	1,100,580	858,870	3,058,609	2,225,685
Marketing, general & administrative expenses	1,879,451	1,643,843	6,531,772	4,460,979
Litigation Accrual (Pharmastem)	—	(1,424,626)	—	(1,102,968)
Research, development and related engineering	3,740	15,731	19,808	70,170
Depreciation and amortization	114,880	107,857	332,672	309,357

Total cost and expenses	3,098,651	1,201,675	9,942,861	5,963,223

Operating Income	673,484	2,027,593	672,001	3,040,072

Other (Expense) Income:
Interest income	39,990	8,461	92,550	26,060
Interest expense	(246,330)	(202,461)	(637,093)	(569,945)
Licensee income	160,766	82,042	358,719	235,481
Settlement on insurance claim	—	—	—	135,338
Renegotiation of deferred consulting agreement	—	—	498,161	—
Loss on sale of fixed asset	—	—	(5,179)	(2,625)
(Loss) Gain on sale of marketable securities	—	—	(3,207)	2,958

Total other (expense) income	(45,574)	(111,958)	303,951	(172,733)

Income before income taxes and equity in losses of affiliate	627,910	1,915,635	975,952	2,867,339

Income taxes	41,001	—	41,001	—
Equity in losses of affiliate	(71,512)	(57,008)	(125,358)	(93,457)

	(30,511)	(57,008)	(84,357)	(93,457)

Income from continuing operations	597,399	1,858,627	891,595	2,773,882

Loss on discontinued operations	—	—	—	(92,556)

Net Income	$597,399	$1,858,627	$891,595	$2,681,326

Net income from continuing operations per common share-basic	$0.05	$0.16	$0.08	$0.24

Net loss from discontinued operations per common share-basic	$0.00	$0.00	$0.00	$(0.01)

Net income per common share - basic	$0.05	$0.16	$0.08	$0.23

Weighted average common shares outstanding - basic	11,613,528	11,364,172	11,568,518	11,357,939

Net income from continuing operations per common share-diluted	$0.05	$0.15	$0.07	$0.23

Net loss from discontinued operations per common share-diluted	$0.00	$0.00	$0.00	$(0.01)

Net income per common share - diluted	$0.05	$0.15	$0.07	$0.22

Weighted average common shares outstanding - diluted	12,233,516	12,002,235	12,234,172	11,824,360

Comprehensive income:
Net income:	$597,399	1,858,627	$891,595	$2,681,326

Net change in unrealized loss on marketable securities	(38,474)	(24,079)	(113,574)	(64,300)

Comprehensive income	$558,925	$1,834,548	$778,021	$2,617,026

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	August 31, 2005	August 31, 2004
Cash Flows from Operating Activities:
Net Income	$891,595	$2,681,326
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	439,102	369,681
Loss (gain) on sale of marketable securities held to maturity	3,207	(2,958)
Loss on sale of property and equipment	5,179	2,625
Gain on re-negotiation of deferred consulting agreement	(498,161)	—
Compensatory element of stock options	12,628	37,296
Provision for doubtful accounts	298,746	62,500
Equity in losses of affiliate	125,358	93,457
Changes in assets and liabilities:
Restricted cash	—	(996,653)
Accounts receivable and advances	(379,359)	(419,606)
Receivable - Affiliates	231,880	195,022
Prepaid expenses and other current assets	(241,977)	(64,663)
Deposits and other assets	6,921	(3,051)
Accounts payable	55,895	109,040
Accrued expenses	(624,986)	(903,556)
Deferred revenue	1,542,982	1,501,339

Net cash provided by operating activities	1,869,010	2,661,799

Cash flows from investing activities:
Purchases of property and equipment	(621,353)	(812,443)
Sale of property and equipment	21,201	2,600
Purchase of marketable securities and other investments	—	(229,000)
Proceeds from sale of marketable securities	565,000	210,000

Net cash used in investing activities	(35,152)	(828,843)

Cash flows from financing activities:
Receivable - revenue sharing agreements	—	100,525
Proceeds from the exercise of stock options	190,021	16,150
Proceeds from loan payable to related party	—	50,000
Repayment of loan to related party	—	(195,000)
Repayments of deferred consulting obligation	(71,065)	(89,251)

Net cash provided by (used in) financing activities	118,956	(117,576)

Increase in cash and cash equivalents	1,952,814	1,715,380

Cash and cash equivalents - beginning of period	4,737,368	2,452,006

Cash and cash equivalents - end of period	$6,690,182	$4,167,386

Supplemental disclosure of cash flow information:
Interest	$595,037	$469,420

Income taxes	$45,000	$—

Supplemental schedules of non-cash investing and financing activities:
Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$(113,574)	$(64,300)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2005 and November 30, 2004, the related Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended August 31, 2005 and August 31, 2004, and the related Consolidated Statements of Cash Flows for the nine months ended August 31, 2005 and August 31, 2004 have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company” or “CRYO-CELL”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of August 31, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”) and amends FASB Statement No. 95, Statement of Cash Flows. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the nine months ended August 31, 2005 and August 31, 2004.

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded to employees and officers under its stock option plan that had exercise prices greater than the current price of the stock ($2.30) on the effective date of the stock option acceleration. The unvested options to purchase approximately 569,000 shares became fully vested as of September 28, 2005 as a result of the acceleration. These stock options would have vested through February 1, 2008.

The purpose of the accelerated vesting is to enable the Company to avoid recognizing compensation expense of approximately $600,000 associated with these options in future periods, upon adoption of SFAS 123(R) in December 2006.

Note 2 – Earnings per Common Share

Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Numerator:
Net Income	$597,399	$1,858,627	$891,595	$2,681,326
Denominator:
Weighted-average shares outstanding-basic	11,613,528	11,364,172	11,568,518	11,357,939

Dilutive common shares issuable upon exercise of stock options	619,988	638,063	665,654	466,421

Weighted-average shares-diluted	12,233,516	12,002,235	12,234,172	11,824,360

Earnings per share:
Basic	$.05	$.16	$.08	$.23

Diluted	$.05	$.15	$.07	$.22

For the three and nine months ended August 31, 2005 and August 31, 2004, options to purchase 712,556 and 306,900, and 709,056 and 303,400 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

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

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

The Company has an ownership interest of approximately 39% and 42% in Saneron, which is accounted for under the equity method of accounting, as of August 31, 2005 and November 30, 2004, respectively. The Company’s ownership percentage in Saneron has decreased due to Saneron issuing common shares to other entities and individuals. As of November 30, 2004, an independent valuation appraised the Company’s approximate 42% interest in Saneron at $2,070,000. As of August 31, 2005 and November 30, 2004, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the accompanying consolidated balance sheets at approximately $668,000 and $717,000, respectively.

For the three and nine months ended August 31, 2005, the Company recorded equity in losses of affiliate in losses of Saneron operations $71,512 and $125,358. Included in equity in losses of affiliate is approximately $54,000 and $77,000 for the three and nine months ended August 31, 2005, respectively, related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value. For the three and nine months ended August 31, 2004, the Company recorded equity in losses of Saneron operations of $57,008 and $93,457. Included in equity in losses of affiliate is approximately $28,000 and $52,000 for the three months and nine months ended August 31, 2004 related to compensation expense for stock option awards that were granted by Saneron.

As of August 31, 2005 and November 30, 2004, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Stem Cell Preservation Technologies, Inc.

On January 29, 2004, CRYO-CELL announced the decision to close Stem Cell Preservation Technologies, Inc (“SCPT”), following the resignation of SCPT’s Board of Directors and management. SCPT ceased operations immediately thereafter. CRYO-CELL concluded that SCPT required significant additional funding to complete the repurchase and to remain in operation, and that SCPT management’s restructuring proposals all would have required CRYO-CELL to make significant cash expenditures. CRYO-CELL owned 11,500,000 (86.6%) shares of SCPT. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. CRYO-CELL has recognized 100% of the losses of SCPT in its statements of earnings and comprehensive income as discontinued operations during the three months ended August 31, 2005 and August 31, 2004 of approximately $0 and $0, respectively and for the nine months ended August 31, 2005 and August 31, 2004 approximately $0 and $93,000, respectively.

Note 5 – Stock Options

The Company accounts for stock options under APB No. 25, under which no compensation expense has been recognized for stock options issued to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three and nine months ended August 31, 2005 is $0 and $12,628, respectively. The expense recognized for the three and nine months ended August 31, 2004 is $0 and $37,296, respectively.

Had SFAS No. 123 been implemented, the Company’s net income per share would have been adjusted to the amounts indicated below for the three and nine months ended August 31, 2005 and August 31, 2004:

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net Income, as reported	$597,399	$1,858,627	$891,595	$2,681,326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(552,126)	(38,924)	(716,733)	(178,113)
Pro forma net income	$45,273	$1,819,703	$174,862	$2,503,213
Income per share:
Basic-as reported	$.05	$.16	$.08	$.23
Diluted-as reported	$.05	$.15	$.07	$.22
Basic-pro forma	$—	$.16	$.02	$.22
Diluted-pro forma	$—	$.15	$.01	$.21

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Marketable securities were $585,128 and $1,266,909 and at August 31, 2005 and November 30, 2004. In accordance with SFAS No. 115, the Company recorded a realized loss of $0 and $3,207 for the three and nine months ended August 31, 2005, and a realized gain of $0 and $2,958 for the three months and nine months ended August 31, 2004, in conjunction with certain marketable securities. Also included within marketable securities and other investments on the accompanying consolidated balance sheets as of August 31, 2005 and November 30, 2004 are certificates of deposits of approximately $519,000 and $1,087,000 recorded at cost.

Marketable Securities

The Company uses the guidance in SFAS No. 115 as described above, to account for marketable securities which are classified as available for sale. The fair value of other investments as of August 31, 2005 and November 30, 2004 was approximately $66,000 and $180,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $150,000 and $36,000 as of August 31, 2005 and November 30, 2004, respectively.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The Company recognized a gain upon entering into the new agreement, which is included in other income on the Consolidated Statement of Earnings and Comprehensive Income for the nine months ended August 31, 2005. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of August 31, 2005.

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

During the nine months ended August 31, 2005, the Company increased its revenues by 18% over the level in the 2004 period and achieved net income of approximately $892,000, compared to $2,681,000 in the 2004 period. Net storage revenues increased because of an increase in the customer base and the effects of two price increases during 2003 and one price increase during the third quarter of 2004 for newly enrolled customers. The Company continued to be profitable mainly because the increase in revenue due to the increase in the customer base and the 2004 price increase. Net income was higher during the prior year largely due to the reversal of a $1.1 million litigation accrual, as well as by increases in cost of sales and marketing, general, and administrative expenses. The significant increase in these expenses resulted mainly from costs to enhance existing production procedures and quality systems in the processing of cord blood specimens at the Company’s new state-of-the-art, current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility in Oldsmar, Florida. The Company also deployed a new customer database, new network infrastructure and implemented plans to expand sales and marketing initiatives, which increased expenses.

At August 31, 2005, the Company had cash and cash equivalents of approximately $6,690,000 and marketable securities and other investments of approximately $585,000. The Company’s cash increased by approximately $1,953,000 during the first three quarters, as a result of its cash flow from operations and the proceeds from the exercise of stock options. As of October 13, 2005, the Company maintains no indebtedness.

Discontinued Operations

Discontinued operations consisted of SCPT, CRYO-CELL’s subsidiary that was closed in 2004. See Note 4 to the Consolidated Financial Statements. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. Through November 30, 2002, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of August 31, 2005 and November 30, 2004 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of earnings and comprehensive income as discontinued operations during the three and nine months ended August 31, 2004 of approximately $0 and $93,000, respectively, of which the minority interest portion is approximately $0 and $12,000, respectively.

Results of Operations – Three-month periods ended August 31, 2005 and 2004

Revenues. Revenues for the three months ended August 31, 2005 were $3,772,135 as compared to $3,229,268 for the same period in 2004, representing a 17% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2004 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues. These increases were partially offset by an increase in sales discounts. During 2004, the Company implemented a price increase affecting its enrollment, processing and testing fees (‘Initial Fee’). These price increases began to have a positive impact on revenues and gross profits in the third quarter 2004 and the impact has continued through the third quarter of 2005.

Cost of Sales. Cost of sales for the three months ended August 31, 2005 was $1,100,580 as compared to $858,870 for the same period in 2004, representing a 28% increase. Cost of sales was 29% of revenues for the three months ended August 31, 2005 compared with 27% for the three months ended August 31, 2004. Cost of sales as a percentage of revenue increased due to an increase in sales promotions, laboratory supplies, cord blood collection reimbursements, and salaries and wages. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005. The increase in the cost of laboratory supplies is a direct result of the transition to the new processing methodology.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended August 31, 2005 were $1,879,451 as compared to $1,643,843 for the three months ended August 31, 2004 representing a 14% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in an increase in consumer advertising. Consulting fees related to Sarbanes-Oxley compliance also contributed to the increase. Marketing, general and administrative expenses were 50% of revenues for the three months ended August 31, 2005 compared to 51% for the three months ended August 31, 2004. Marketing, general and administrative expenses remained constant as a percentage of revenues due to the aforementioned increases, which were partially offset by the increase in revenues.

Litigation Accrual Reversal. During fiscal 2003 the Company accrued approximately $1,100,000 as the result of a judgment entered against the Company in October 2003. During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004. During the third quarter 2004, the Company reversed all prior accruals totaling approximately $1,600,000 as a result of the ruling by the Court on the post trial motions with regards to the Pharmastem litigation (See Note 3 to the consolidated financial statements). Litigation accrual reversal for the three months ended August 31, 2004 was $1,424,626 representing the litigation expense recognized from fiscal 2003 through the second quarter of fiscal 2004. The remaining impact of the reversal is reflected as a $198,000 net reduction in marketing, general and administrative expenses for the three months ended August 31, 2004.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2005 were $3,740 as compared to $15,731 for the three months ended August 31, 2004, a decrease of 76%.

Interest Expense. Interest expense for the three months ended August 31, 2005 was $246,330 as compared to $202,461 for the same period in 2004. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $13,874 and $17,546 for the three months ended August 31, 2005 and August 31, 2004, respectively.

Licensee Income. Licensee income for the three months ended August 31, 2005, was $160,766 as compared to $82,042 for the same period in 2004. Licensee income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $71,512 for the three months ended August, 31, 2005, compared to $57,008 for the 2004 period. During the three months ended August 31, 2005 and August 31, 2004, the Company recorded approximately $54,000 and $28,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value.

Income Taxes. Income tax benefit was $41,001 for the three months ended August 31, 2005, due to the reversal of a federal income tax accrual that had been recorded during the fourth quarter of fiscal 2004 for estimated tax payments.

Results of Operations – Nine-month periods ended August 31, 2005 and 2004

Revenues. Revenues for the nine months ended August 31, 2005 were $10,614,862 as compared to $9,003,295 for the same period in 2004, representing an 18% increase. The increase is primarily attributable to the effects of successfully implemented price increases during 2004 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues. These increases were partially offset by an increase in sales discounts. During 2004, the Company implemented a price increase affecting the Initial Fee. These price increases began to have a positive impact on revenues and gross profits in the third quarter 2004 and the impact continued through the third quarter of 2005.

Cost of Sales. Cost of sales for the nine months ended August 31, 2005 was $3,058,609 as compared to $2,225,685 for the same period in 2004, representing a 37% increase. Cost of sales was 29% of revenues for the nine months ended August 31, 2005 compared with 25% for the nine months ended August 31, 2004. Cost of sales as a percentage of revenue increased due to an increase in lab supplies, sales promotions, and cord blood collection reimbursements. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party as of February 29, 2004) in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the nine months ended August 31, 2005 were $6,531,772 as compared to $4,460,979 for the nine months ended August 31, 2004 representing a 46% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in a significant increase in consumer advertising. Consulting fees related to the deployment of a new customer database and Sarbanes-Oxley compliance also contributed to the increase. Marketing, general and administrative expenses were 62% of revenues for the nine months ended August 31, 2005 compared to 50% for the nine months ended August 31, 2004. Marketing, general and administrative expenses increased as a percentage of revenue due to the aforementioned increases, which were partially offset by the increase in revenue.

Litigation Accrual Reversal. During fiscal 2003 the Company accrued approximately $1,100,000 as the result of a judgment entered against the Company in October 2003. During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated for specimens processed and stored during the first, second and third quarters of fiscal 2004. During the third quarter 2004, the Company reversed all prior accruals totaling approximately $1,600,000 as a result of the ruling by the Court on the post trial motions with regards to the Pharmastem litigation (See Note 3 to the consolidated financial statements). Litigation accrual reversal for the nine months ended August 31, 2004 was $1,102,968 representing litigation expense recognized during fiscal 2003. The remaining impact of the reversal is reflected as a $523,000 net reduction in marketing, general and administrative expenses for the nine months ended August 31, 2004.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2005 were $19,808 as compared to $70,170 for the nine months ended August 31, 2004, a decrease of 72%.

Interest Expense. Interest expense for the nine months ended August 31, 2005 was $637,093 as compared to $569,945 for the same period in 2004. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $19,080 and $56,902 for the nine months ended August 31, 2005 and August 31, 2004, respectively.

Licensee Income. Licensee income for the nine months ended August 31, 2005, was $358,719 as compared to $235,481 for the same period in 2004. Licensee income for these periods was royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Settlement on Insurance Claim. For the nine months ended August 31, 2004, the Company received $135,338 as settlement to an insurance claim for reimbursement of a portion of the legal and settlement fees pertaining to settled lawsuits filed by the Company’s former President and Chief Operating Officer.

Equity in Losses of Affiliate. Equity in losses of affiliate was $125,358 for the nine months ended August 31, 2005, compared to $93,457 for the 2004 period. During the nine months ended August 31, 2005 and August 31, 2004, the Company recorded approximately $77,000 and $52,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron CCEL Therapeutics, Inc. (“SCTI”) to certain consultants and employees below fair market value.

Other Income. For the nine months ended August 31, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of this settlement agreement are confidential.

Income Taxes. Income tax benefit was $41,001 for the nine months ended August 31, 2005, due to the reversal of a federal income tax accrual that had been recorded during the fourth quarter of fiscal 2004 for estimated tax payments.

Liquidity and Capital Resources

Through August 31, 2005, the Company’s sources of cash have been from sales of its U-Cord™ program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fee and ongoing storage fees.

At August 31, 2005, the Company had cash and cash equivalents of $6,690,182 as compared to $4,737,368 at November 30, 2004. The increase in cash and cash equivalents during the nine months ended August 31, 2005 was primarily attributable to the following:

Cash provided by operating activities for the nine months ended August 31, 2005 amounted to $1,869,010, which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base.

Cash used in investing activities for the nine months ended August 31, 2005 amounted to $35,152, which was primarily attributable to the purchase of approximately $621,000 of software, furniture, and equipment, offset by approximately $565,000 of proceeds received for the redemption of marketable securities.

Cash provided by financing activities for the nine months ended August 31, 2005 amounted to $118,996, which consisted primarily of proceeds provided by the exercise of stock options.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $585,128 at August 31, 2005.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flow from operations. The Company anticipates making capital expenditures of approximately $750,000 over the next twelve months.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its operations for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. The adequacy of the Company’s cash resources will depend to some extent on its ability to continue reduce legal expenses resulting from continuing legal disputes and to minimize the impact of legal settlements or judgments from these disputes.

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded to employees and officers under its stock option plan that had exercise prices greater than the current price of the stock ($2.30) on the effective date of the stock option acceleration. The unvested options to purchase approximately 569,000 shares became fully vested as of September 28, 2005 as a result of the acceleration. These stock options would have vested through February 1, 2008.

The purpose of the accelerated vesting is to enable the Company to avoid recognizing compensation expense of approximately $600,000 associated with these options in future periods, upon adoption of SFAS 123(R) in December 2006.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of August 31, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of August 31, 2005.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility;

(v)	any technological breakthrough that would render the Company’s business of stem cell preservation obsolete;

(vi)	any material failure or malfunction in our storage facilities; any natural disaster such as a tornado, other disaster (fire) or act of terrorism that adversely affects stored specimens; the costs associated with defending or prosecuting litigation matters and any material adverse result for such matters;

(vii)	any continued negative effect from adverse publicity in the past year regarding the Company’s business operations; and

(viii)	other risks and uncertainties.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2005, we granted options to purchase up to 300,000 shares of our common stock to Mercedes Walton, our Chairman of the Board and Chief Executive Officer, pursuant to an employment agreement dated as of the same date. The options are exercisable at $3.05 per share and are subject to the Company’s 2000 Incentive Stock Option Plan. As of the date of this report, the options are fully vested. The securities were issued in a private placement under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10	Employment Agreement with Mercedes Walton

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton
Interim Chief Executive Officer

CRYO-CELL International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: October 14, 2005