Form 10KSB
period 2005-11-30
CRYO CELL INTERNATIONAL INC
filed 2006-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2005

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

Common Stock, par value $.01 per share

(Title of class)

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $14,451,331.

As of February 15, 2006 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $40,357,184. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of February 25, 2006: 11,624,629.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders or included in an amendment to this Form 10-KSB, which will be filed with Securities and Exchange Commission on or before March 30, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No   ☒

FORWARD LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The terms “CRYO-CELL International, Inc.,” “CRYO-CELL” “Company,” “we,” “our” and “us” refer to CRYO-CELL International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities ;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility;

(v)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our ability to effectively compete with local businesses;

(vi)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(vii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(viii)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(ix)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(x)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xi)	any negative effect from the filed class action shareholder lawsuits.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. CRYO-CELL International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Cryo-Cell files from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

CRYO-CELL International, Inc. (“the Company” or “CRYO-CELL”) was incorporated on September 11, 1989 in the State of Delaware. The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations, including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 70 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have at least a 1-in-4 chance of being a perfect match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

Despite the potential benefits of U-Cord® stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord® blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market, and anticipates that its growth and profitability should come from increases in stem cell specimen storage volume driven by its value-driven competitive leadership position; a fast-growing embedded client base; expanded consumer and professional channels; increased public awareness and accelerated market penetration.

The Company believes that it provides several key advantages over its competitors, including:

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	demonstrated success in the transplant of processed specimens,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week clinical support staff to assist clients and medical caregivers,

•	high-value pricing,

•	the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college,

•	our Client for Life™ Program, announced in December 2005, that enables clients to lock-in today’s U-Cord® Service prices for the family’s future newborns, and

•	a $10,000 CRYO-CELL Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s CRYO-CELL processed and stored cord blood specimen is utilized for bone marrow transplant.

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

Cell Banking

Hematopoietic stem cells are the building blocks of our blood and immune systems. They form the white blood cells that fight infection, red blood cells that carry oxygen throughout the body and platelets that promote healing. Stem cells are found in bone marrow where they continue to generate cells throughout our lives. Stem cells can be stored in a cryogenic environment, and upon thawing, infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). An individual’s own bone marrow may be used for a transplant if the cancer has not entered the marrow system (metastasized). Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or matched stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease. Stem cell therapies and transplants are used for both cancerous and non-cancerous diseases.

Stem cells are found in umbilical cord/placental blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 6,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

The Company believes that the market for cord blood stem cell preservation is enhanced by the national discussion on stem cell research developments and the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, a newborn’s U-Cord® cells can be stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

Plureon®

In October 2005, the Company announced an exclusive Strategic Relationship Agreement with Plureon Corporation, a private biotechnology company, to provide collection and preservation of Plureon’s proprietary stem cells in the United States of America. Under the terms of the agreement, the Company will develop the proprietary methodology to collect, process and cryogenically preserve Plureon® Stem Cells (“PSCs”) collected from placental tissue at the time of birth. The agreement establishes exclusive license rights for the Company to market this service in the United States, and first right-of-refusal for other global markets. The agreement stipulates that the Company must meet certain sales thresholds in order to retain its exclusivity.

PSCs are a novel type of stem cell discovered by researchers working in the Laboratory for Cell Therapy and Tissue Engineering at Children’s Hospital Boston (a Harvard Medical School teaching affiliate in Boston, MA). Although, to date, PSCs have not been used in human therapies, researchers believe that PSCs may become an alternative to embryonic stem cells in the development of human cellular therapies. Researchers have already demonstrated that PSCs have the ability to cure diabetes in small animals. This finding attracted the interest of several large pharmaceutical and life sciences companies. Plureon Corporation has a research and development agreement in the field of diabetes with BD (Becton Dickinson and Company). Plureon is also researching the use of PSCs in treating a host of other diseases, disabilities, and injuries.

In the laboratory, PSCs have been differentiated into many other cell types, including bone, cardiac muscle, skeletal muscle, nerves, liver, and pancreatic cells. Even after hundreds of population doublings, PSCs appear to remain stable and retain their key characteristics. PSCs are collected without harm to an embryo or fetus, and so they do not give rise to the ethical controversy surrounding embryonic stem cells. PSCs differ from embryonic stem cells in other respects as well. For instance, embryonic stem cells have been shown to form teratomas when implanted into animals, whereas Plureon cells are non-cancer forming. In addition, PSCs have more plasticity (the ability to become multi-lineage) and can be easily cultured to multiply.

CRYO-CELL intends to launch the Plureon® service in the first half of fiscal 2006, in combination with its U-Cord® service. CRYO-CELL expects to charge a fee for cell collection, processing and storage, and pay royalties to Plureon for sub-licensing the underlying technology. The Company believes that this bundled service will provide parents with the unique opportunity to collect both cord blood and PSCs from placental tissue for their future therapeutic potential.

Cellular Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into a 21-year pre-paid storage plan.

In November 2004, the Company relocated its corporate headquarters to a newly constructed, nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (FDA) 21 CFR Part 1271, a new federal regulation with an effective date of May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s laboratory processing facility contains a class 10,000 clean room and class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker,” with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. The Company is the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility.

The Company’s facility, which also houses the Company’s clinical services, marketing and administrative operations, is designed and appointed to accommodate a broad range of events such as client tours and open houses, as well as educational workshops for clinicians and expectant parents. Building public awareness for clinicians and families on the significant benefits of umbilical cord blood stem cell preservation continues to be a major initiative for CRYO-CELL.

The Company, in combination with its global affiliates, currently stores over 110,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their family. Approximately 33,000 of these specimens are split specimens, for which the Company stores a duplicate specimen at a secondary storage facility in Sedona, Arizona. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of worldwide specimens preserved.

Medical and Scientific Advisory Board

The Company has a seven member Medical and Scientific Advisory Board (MASB), with Stephen Noga, M.D., Ph.D. serving as its Chairman. Dr. Noga is currently the Director of Medical Oncology & Hematology at the Alvin & Lois Lapidus Cancer Institute and the Director of the Cellular Therapeutics Program, both at Sinai Hospital of Baltimore. He is an Associate Professor of Oncology and Pathology at The John Hopkins University School of Medicine. In addition to his expertise in cellular therapies, Dr. Noga is a noted speaker, has served on many editorial boards and has organized many conferences, advisory committees and review groups.

Dr. Noga is joined by six other highly qualified MSAB members, each having expertise in the areas of either transplant medicine, infectious disease, laboratory/transfusion medicine and/or obstetrics/gynecology.

Marketing

The Company markets its preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2005 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children. This referral base has permitted the Company to grow in past years without some of the traditional, more expensive marketing approaches.

During 2005, the Company increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals and telemarketing activities. In addition, the Company exhibited at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

To increase awareness among expectant parent audiences, the Company continues to promote its service in several national targeted prenatal magazines including American Baby, Fit Pregnancy, and ePregnancy, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and the Company has increased its internet marketing campaigns.

The Company’s clinical support team of specially trained R.N.s and L.P.Ns. are available 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

The Company continues to use its Web site, www.cryo-cell.com, to market its services and to provide resource information to expectant parents. The site, which is frequently updated and improved, is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the U-Cord® service and enroll in online. Viewers may read about successful transplants using Cryo-Cell stored cord blood stem cells and access other topical information.

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Corcell and Cord Blood Registry, Inc. are competitors who, as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord, a division of ViaCell, and LifeBankUSA, a division of Celgene, are both publicly traded corporations.

The competitors mentioned above, and others, may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, these competitors mentioned above, along with others, charge more for comparable quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it is the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2000 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system (QMS). This achievement positions CRYO-CELL as the only cGMP and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation. The Company believes it offers the most superior value of highest quality cryopreservation processing and storage in the industry.

The Company also operates in an environment where various public cord blood banks are encouraging parents to donate their newborn’s cord blood rather than privately banking it. Although this option is generally no-cost to the parents, there is no assurance that the newborn’s cells would be available to the family, if they were needed. The Company believes that the distinctive benefits of private cord blood banking clearly differentiate its services from that of public cord banks.

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service supported by a 24/7 professional nurse staff; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage.

Research, Development and Related Engineering

The Company incurred costs of $26,148 during fiscal 2005, compared to $82,509 during fiscal 2004, on research, development and related engineering expenses.

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

Currently, the states of New York, New Jersey and Maryland require cord blood banks to be registered or licensed. The Company is currently registered or licensed to operate in these states. If the Company identifies other states with licensing requirements or if other states adopt such requirements, the Company would have to obtain licenses or registration to continue providing cord blood services in those states.

Evolving legislation and regulations governing private cord blood banking in various jurisdictions throughout the world may impact the Company’s international licensees.

The Company believed until February 2004 that it was subject to regulation as a medical device manufacturer because of its development and manufacture of its proprietary storage systems technology. As a result of the Board of Directors’ decision in January 2004 to discontinue further investment in and utilization of such technology and a verbal confirmation from the FDA, the Company believes it is no longer a medical device manufacturer.

Subsidiaries and Joint Ventures

Since its inception, CRYO-CELL has entered into a number of business activities through subsidiaries and joint ventures, including the following activities and those described under “International” below. CRYO-CELL has de-emphasized certain of these activities in recent periods in connection with the Board of Directors’ strategic decision to focus the Company’s priorities and resources on its core business of marketing cord blood stem cell preservation services. In the future, the Company expects to evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with CRYO-CELL’s strategic direction.

Saneron CCEL Therapeutics, Inc. The Company owned an approximate 38% and 42% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2005 and 2004, respectively. Saneron has exclusively licensed from both the University of South Florida (“USF”) and the University of Minnesota (“UMN”) various patents and patent applications for the therapeutic use of umbilical cord blood stem cells and Sertoli cells. The Company received its interest in Saneron in October 2001 through the merger of a subsidiary of the Company into Saneron and the Company’s contribution of various assets in exchange for Saneron shares.

In May 2005, Saneron and USF received both a NIH Small Business Technology Transfer (“STTR”) grant and a Florida High Tech Corridor grant totaling over $250,000 to conduct research on the use of Saneron’s U-CORD-CELLTM (a proprietary suspension of mononuclear cells, including stem cells, isolated from umbilical cord blood) in a large animal for the treatment of acute myocardial infarction. Also, in September 2005, Saneron and UMN received a NIH STTR grant of nearly $160,000 to conduct research on a proprietary umbilical cord blood stem cell line developed at UMN for the treatment of hemorrhagic brain injury. To date, Saneron has received eight SBIR/STTR grants and has been the industry sponsor on seven Florida High Tech Corridor grants to continue their efforts to create cellular therapies for neurological disorders.

Safti-Cell, Inc. In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. In December 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 33,000 split specimens at the Safti-Cell facility. In May 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. In view of this transition to a new processing methodology, as well as the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers.

Stem Cell Preservation Technologies, Inc. Stem Cell Preservation Technologies, Inc. (“SCPT”), a subsidiary of the Company, was formed to be involved in the development of marketing programs for the collection and preservation of adult stem cells. During 2004, SCPT shut down its operations, paid all outstanding liabilities to employees and other creditors and completed a liquidating distribution of the remaining assets of SCPT to the holders of SCPT common stock.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Payments by the Company to the parties that have entered in to the RSAs totaled $798,199 in fiscal 2005 and $693,226 in fiscal 2004. Such payments are recorded as interest expense in the accompanying consolidated statements of income and comprehensive income.

Summary descriptions of the Company’s current RSAs are found below, grouped by the geographic location to which they relate. As described below, SCPT also entered into revenue sharing agreements, including one with the Company.

Florida. In 1999, the Company signed a revenue sharing agreement, which applies to net storage revenues originating from specimens from within the State of Florida for $1,000,000, and entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, currently has a 50% interest in the shared revenue under this agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share in the Company’s portion of net storage revenues generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s portion of net revenues relating to a maximum of 33,000 storage spaces for specimens originating in Illinois and its contiguous states and stored in Oldsmar, Florida.

New York. In 1999, the Company entered into a modified revenue sharing agreement with Bio-Stor International, Inc. (“Bio-Stor”) for the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the State of New York for up to 33,000 shared storage spaces.

In 1998 an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a revenue sharing agreement applicable to revenue associated with specimens from the State of New Jersey. The new agreement has transferred the $100,000 investment to the State of New York. Under the revised agreement the investor receives 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the State of New York for up to 33,000 storage spaces.

Texas. In 2001, the Company entered into an agreement with two investors, one of whom was an affiliate of the Company, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg owns a 50% interest in the shared revenue under this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

International

In fiscal 2000 the Company began entering into licensing agreements with certain parties in various international areas in an attempt to capitalize on the Company’s technology. The Company has discontinued two of these relationships in an effort to focus on its core business. In the future, the Company expects to evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with CRYO-CELL’s strategic direction. The following details the background and current status of the significant agreements.

Mexico. On June 13, 2001, the Company entered into an agreement with CRYO-CELL de Mexico, as amended in October 2001, for the exclusive license to market the Company’s U-Cord® program in Mexico. The license allows CRYO-CELL de Mexico to directly market and operate the U-Cord™ program throughout Mexico, Central America and Ecuador. The Company received an initial up-front license fee payment of $600,000 and is entitled to receive ongoing licensing fees of 15% and 25% of the adjusted U-Cord™ processing and storage revenues, respectively, generated in Mexico and Central America. The Company recorded royalties and sub-license fees from CRYO-CELL de Mexico in the amount of $597,013 and $317,205 for the years ended November 30, 2005 and 2004, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income and comprehensive income.

India/Malaysia/Singapore. On October 6, 2004, the Company announced that it has entered into a definitive License and Royalty Agreement with Asia CRYO-CELL Private Limited (“ACCPL”) to establish and market its U-Cord® program in India. The agreement, which was signed on July 14, 2004, was contingent on Indian government approval. The up-front license fee is payable by ACCPL in installments over a term extending for three years after the earlier of the date the services are first offered for sale to the general public in India, as defined in the agreement, or at the latest March 31, 2005. ACCPL has an option to expand into Singapore and Malaysia for one year after the licensed services are first offered for sale to the general public in India, as defined in the agreement, which is March 5, 2006. ACCPL is to pay an up-front license fee of $750,000 and in return the Company has transferred its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8.5% of the U-Cord collection and processing revenues generated in India and 10% of those generated in Singapore and Malaysia if the option therefore is exercised. The Company will also receive royalties on storage revenues ranging from 10% to 15%, depending on the number of units stored by ACCPL.

Under the terms of the agreement, ACCPL paid a non-refundable deposit of $275,000, representing the first installment of the up-front license fee, into an escrow account pending approval of the agreement by the Indian government. These approvals were received in November 2004 as all up-front services were completed. The Company recognized the first payment of $275,000 during fiscal 2004 and it is included in licensee income in the consolidated statement of income and comprehensive income. The remaining balance due of $475,000 will be recognized under the installment basis of accounting, recognizing each payment when received. The next installment of $175,000 becomes due on March 1, 2006. The Company recorded royalties and sub-license fees from ACCPL in the amount of $16,302 and $0 for the years ended November 30, 2005 and 2004, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income and comprehensive income.

Employees

At November 30, 2005, there are 46 full-time and 8 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company entered into a ten-year lease in April 2004 for its new 17,600 square foot current Good Manufacturing and Good Tissue Practice (cGMP/cGTP) compliant corporate headquarters in Oldsmar, Florida for rent of approximately $141,000 per year for each of the first two years and escalating thereafter. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. The lease on the Company’s previous headquarters in Clearwater, Florida expired on December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

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

PharmaStem Litigation. On February 22, 2002, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent’) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent’) which relates to the therapeutic use of stem cells derived from umbilical cord blood. PharmaStem, a Delaware corporation, originally named as defendants eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003, and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional accrual in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored for the three months ended November 30, 2003.

During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004, recognizing that it was probable that the damages would continue to accrue at that rate should the judgment remain in effect related to the ‘681 patent. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. In December 2003, the Company transferred $957,722 into an escrow account to secure the judgment. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, and a permanent injunction against future infringement. The Company did not accrue the $2,800,000, as the Company felt the likelihood of such an award was remote.

On September 15, 2004, the court ruled on the post trial motions. The court vacated its judgment, overturning the jury’s verdict for patent infringement and damages previously entered against the Company, and denied PharmaStem’s request for an injunction and enhanced damages against the defendants. The court entered a new judgment in favor of the Company and the other defendant blood banks with regard to PharmaStem’s ‘553 patent, holding that the cord blood banks are not, and cannot be, liable for contributory infringement of the patent because they do not sell, or offer for sale, umbilical cord blood. Rather, the private blood banks provide a service of processing and preserving of cord blood for families. With regard to PharmaStem’s ‘681 patent, the court granted CRYO-CELL and its co-defendants a new trial on the issues of infringement, finding that the jury’s earlier verdict of infringement was “against the great weight of the evidence.”

As a result of the September 15, 2004 ruling, the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968 and has reflected this reduction, as “litigation accrual (PharmaStem)” in the accompanying consolidated statements of income and comprehensive income for fiscal 2004. Litigation accrual reversal represents the litigation expense recognized through fiscal 2003. The Company was no longer obligated to hold the $957,722 in an escrow account and the funds were returned to the Company in October 2004.

On October 4, 2004, PharmaStem filed (in the Delaware action) a motion for preliminary injunction against the Company (and its co-defendants) regarding the ‘681 patent. PharmaStem sought an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company’s services, to advise its customers that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The Company and other defendants filed a motion asking the court to reconsider the denial of the judgment as a matter of law on the ‘681 patent. On December 14, 2004, the court ruled in favor of the Company and other defendants. The effect of this order is that final judgment has now been entered in favor of CRYO-CELL and the other defendants on PharmaStem’s charges of infringement of both patents that were asserted in that case, marking a final disposition of the case in CRYO-CELL’s favor, and denying PharmaStem’s motion for preliminary injunction.

PharmaStem has filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. CRYO-CELL and the other defendants have filed a cross-appeal on the issues of the validity and enforceability of the ‘681 and ‘553 patents.

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, In re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Company intends to vigorously defend the suit. The Delaware court has stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office. The reexamination proceedings involve all four of the patents on which PharmaStem has sued. In January 2005, a Patent Office examiner entered an office action rejecting all claims of the ‘553 patent. This action is not final, and PharmaStem has the opportunity to present further argument to the examiner.

Life-Sciences Litigation. In March 2003, CRYO-CELL Europe, N.V., now known as Life-Sciences Group, N.V. (“CCEU”) was served with a letter terminating the Company’s license agreement with a CCEU affiliate. On April 15, 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. On or about May 30, 2003, the Company voluntarily withdrew its preliminary injunction application. In July 2003, the Company commenced legal proceedings against CCEU and an affiliated corporation in the Hague, Netherlands, for a preliminary injunction restraining CCEU from using the “CRYO-CELL” name. In September 2003, the Company and CCEU reached a settlement of the issues in the Dutch proceedings, whereby CCEU agreed to stop using “CRYO-CELL” in its name and the names of its affiliates, and to transfer its related Internet domain names to the Company.

The Company has settled its lawsuit against CCEU, and its affiliate CRYO-CELL Switzerland AG, now known as Life Sciences AG (collectively, “Life Sciences”), which was pending in the Circuit Court of the Sixth Judicial District in the State of Florida. In the lawsuit, the Company had sought to recover money damages, unpaid royalty payments due under a license agreement with the Company, and other relief. The license agreement granted COLTEC, Ltd. and its affiliates an exclusive license to market the Company’s U-Cord program in Europe and allowed them to directly market the U-Cord program, sell revenue sharing agreements or further sub-license the marketing rights throughout Europe. Life Sciences assumed COLTEC’s rights and obligations under the license agreement. The Company had previously advised Life Sciences that, by the Company’s calculation, it owed the Company $323,562 in unpaid royalties. Life Sciences denied liability and asserted a counterclaim for damages and rescission of the license agreement. The Company recognized as an expense in fiscal 2002, a provision for doubtful accounts of approximately $129,000 as an estimate of that portion of the royalty that may not be paid. On February 17, 2004, the Company settled the litigation with Life Sciences. The terms of the settlement are confidential. As a result of the settlement, the claims and counterclaim in the lawsuit have been dismissed with prejudice. Amounts paid to the Company due to the settlement were recorded in marketing, general and administrative expenses as a reduction of bad debt expense and legal fees in the accompanying consolidated statements of income and comprehensive income in fiscal 2004.

Securities Class Action Litigation. Between May and July 2003, ten putative class action complaints were filed in the United States District Court of the Middle District of Florida against the Company, certain current and former officers and directors of the Company and two accounting firms who previously audited the Company’s consolidated financial statements. All ten complaints alleged violations of federal securities laws, including improper recognition of revenue in the consolidated financial statements presented in certain public reports of the Company. On October 22, 2003, all ten complaints were consolidated (Case No. 03-CV-1011). On February 17, 2004, the court appointed lead plaintiffs. On April 27, 2004, the lead plaintiffs filed an amended complaint. The amended complaint generally seeks, among other things, certification of a class of persons who purchased the Company’s common stock between March 16, 1999 and May 20, 2003 and unspecified damages. On February 25, 2005, the court issued an order approving the previously reported formal stipulation of settlement for the litigation. The settlement, which totals $7 million, includes a payment of $4 million paid by the insurance carrier of the Company’s former auditors. In addition, the Company’s insurance carrier paid $3 million on the Company’s behalf under its directors’ and officers’ insurance policy. The Company previously satisfied the $175,000 deductible under its directors’ and officers’ insurance policy, and believes it will have no further financial obligations under the settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Low Closing Bid	High Closing Bid
2004
February 29, 2004	.73	.92
May 31, 2004	.60	.81
August 31, 2004	.61	3.00
November 30, 2004	1.86	2.70

2005
February 28, 2005	2.75	6.70
May 31, 2005	2.15	3.86
August 31, 2005	2.82	3.90
November 30, 2005	2.30	3.89

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2005, the Company had 334 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2005, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. The Company currently charges fees of $1,595 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also receives other income from licensing fees and royalties from global affiliates.

During fiscal 2005, the Company increased its revenues by 18% over the level in fiscal 2004 and achieved net income of approximately $1,000,000, compared to approximately $2,800,000 of net income for fiscal 2004. Net storage revenues increased because of an increase in the customer base and the effects of one price increase during 2004 for newly enrolled customers. The Company continued to be profitable largely due to the 18% increase in revenues offset by increases in cost of sales and marketing, general, and administrative expenses, and a gain recognized on the renegotiation of a deferred consulting agreement for approximately $498,000. Net income decreased from the prior year largely due to the reversal of a litigation accrual in 2004 and an increase in marketing, general, and administrative expenses as a percentage of revenues during 2005.

In October 2005, the Company announced an agreement with Plureon under which the Company will have the exclusive rights to market the service of collecting, processing and preserving placental stem cells as a supplement to its existing services involving U-Cord® stem cells. During the first half of 2006, the Company expects to launch this service. The Company expects to charge an initial fee for collection and processing the placental stem cells, in addition to its existing fees for collection and processing of U-Cord® stem cells. Also, the Company will charge an additional annual storage fee for storage of the placental stem cells, in addition to the storage fee for the U-Cord® stem cells. The Company will pay royalties to Plureon for sub-licensing the underlying technology.

At November 30, 2005, the Company had cash and cash equivalents of $7,979,377 and marketable securities and other investments of $519,713. The Company’s cash increased by approximately $3,200,000 during fiscal 2005, as a result of its cash flows from operations. As of February 25, 2006, the Company maintains no indebtedness.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the closing of SCPT in 2004 represents a discontinued operation as of November 30, 2004. The net assets of SCPT are immaterial to the consolidated financial statements. Through November 30, 2003, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of November 30, 2004 is reflected at $0, and CRYO-CELL has recognized 100% of the loss of SCPT in its statement of income and comprehensive income as discontinued operations during the twelve months ended November 30, 2004 of approximately $93,000. The minority portion of the losses for the twelve months ended November 30, 2004 was approximately $12,000.

Results of Operations

Revenues. For the fiscal year ended November 30, 2005, the Company had revenues of $14,451,331 compared to $12,210,273 in fiscal 2004, representing an 18% increase. The increase is primarily attributable to the effects of successfully implemented price increases during 2004 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to an increase in storage revenues. These increases were partially offset by an increase in sales discounts. During 2004, the Company implemented a price increase affecting the initial fee. This price increase had a positive impact on revenue and gross profit during fiscal 2004 and continued through fiscal 2005.

Cost of Sales. For the fiscal year ended November 30, 2005, cost of sales was $4,143,002, as compared to $3,162,957 in 2004, representing a 31% increase. Costs of sales were 29% of revenues in fiscal 2005 compared to 26% in fiscal 2004. Cost of sales as a percentage of revenue increased due to an increase in costs of lab supplies, sales promotions, and cord blood collection reimbursements. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility (a related party during portions of 2004 and 2005) in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2005, were $9,104,087 as compared to $6,274,072 in 2004, an increase of $2,830,015 or 45%. The increase was largely attributable to a significant increase in consumer advertising. Consulting fees related to the deployment of a new customer database, corporate rebranding, and Sarbanes-Oxley compliance also contributed to the increase. Marketing, general and administrative expenses were 63% of revenues in fiscal 2005 compared to 51% for the same period in fiscal 2004. Marketing, general and administrative expenses increased as a percentage of revenue due to the aforementioned increases.

Litigation Accrual. During fiscal 2003 the Company accrued approximately $1,100,000 as the result of a judgment entered against the Company in 2003 related to the Pharmastem litigation. In 2004, the Company reversed all prior accruals as a result of a ruling by the Court on the post trial motions with regards to the Pharmastem litigation. The litigation accrual reversal for fiscal 2004 was $1,102,968 representing litigation expense recognized during fiscal 2003.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2005, were $26,148 as compared to $82,509 in 2004, a decrease of 68%.

Impairment of Assets. The Company previously developed several technologies for the processing and cryogenic storage of specimens. During fiscal 2003, the Company made the strategic decision to terminate further utilization of its proprietary storage system and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The Company was unable to dispose of the storage system equipment during 2004. As a result, the Company recorded an impairment charge of approximately $130,000 in 2004 to write-down this equipment to its salvage value.

Interest Expense. Interest expense during the fiscal year ended November 30, 2005, was $863,713 compared to $750,128 in 2004. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $30,779 and $56,902 for the years ended November 30, 2005 and 2004, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the fiscal year ended November 30, 2005, was $613,316 as compared to $549,084 in 2004. Licensee income increased by approximately $64,000 from 2004 to 2005. Licensee income for fiscal 2005 and fiscal 2004 was royalty income earned in geographical areas where the Company has license agreements and the sale of sublicense agreements. There can be no assurances that income from licenses and royalties will continue at the same rates as in the past.

Renegotiation of Deferred Consulting Agreement. For the year ended November 30, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of this settlement agreement are confidential.

Equity in Losses of Affiliates. Equity in losses of affiliates was $119,762 for the fiscal year ended November 30, 2005 compared to a loss of $137,852 in 2004. During fiscal 2005 and 2004, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $88,000 related to compensation expense that resulted from the stock awards in 2005 and approximately $55,000 in 2004.

Income Taxes. Income tax benefit was $36,001 for the fiscal year ended November 30, 2005 compared to income tax expense of $86,001 in 2004. The Company recorded an income tax benefit due to the reversal of a federal income tax accrual that had been recorded during the fourth quarter of fiscal 2004 for estimated tax payments, which was partially offset by the current year provision recorded for the year ended November 30, 2005 based on the net profits of the Company.

Liquidity and Capital Resources

Through November 30, 2005, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fee and ongoing storage fees.

At November 30, 2005, the Company had cash and cash equivalents of $7,979,377 as compared to $4,737,368 in 2004. The increase in cash and cash equivalents was primarily attributable to the following:

Cash provided by operating activities in fiscal 2005 amounted to $3,218,576 which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base.

Cash used in investing activities in fiscal 2005 amounted to $86,924, which was primarily attributable to the purchase of approximately $709,000 of software, furniture, and equipment, offset by approximately $596,000 of proceeds received for the redemption of marketable securities.

Cash provided by financing activities in fiscal 2005 amounted to $110,357, which consisted primarily of proceeds provided by the exercise of stock options.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $519,713 at November 30, 2005, compared to $1,266,909 as of November 30, 2004.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flow from operations. The Company anticipates making capital expenditures of approximately $2,000,000 over the next twelve months.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular processing and cryogenic storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. In the future, the Company will evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with the Company’s strategic direction.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for uncollectible accounts.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The Company has certain investments as of November 30, 2005 and 2004 that have been below fair market value for several years. The write down associated with these investments has been recorded in other comprehensive income. Management believes that the decline in market value of these investments is temporary based on current industry reports and economic and technological trends.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment. The Company does not believe that an impairment exists as of November 30, 2005 and November 30, 2004.

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of November 30, 2005 and 2004.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of November 30, 2005 and November 30, 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

Risk Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-KSB. The risks and uncertainties described below are not the only ones we face. Should they materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

We may be forced to undertake lengthy and costly efforts to build market acceptance of our umbilical cord blood stem cell storage services, the success of which is critical to our profitability.

We anticipate that service fees from the processing and storage of umbilical cord blood stem cells will comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners, and the time and expense required to educate and build awareness of our services and its potential benefits could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the needs of obstetricians and family medicine practitioners in order to address potential resistance to recommendations for our services and ultimately reach our potential consumers.

Our placental stem cell storage services have not yet been offered, and there is no assurance that these services will gain market acceptance.

We intend to launch our offering of the services of processing and storing Plureon® Stem Cells in the first six months of 2006. This represents a new and untested service offering of the Company, and there is no assurance that it will gain market acceptance. Unlike umbilical cord blood stem cells, placental stem cells have not yet been used in human therapies, and research continues in the medical and scientific communities to attempt to find treatment applications for placental stem cells. Market acceptance of the Company’s Plureon® Stem Cell storage services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for placental stem cells, this may adversely affect our future sales of these services.

We operate in a regulated environment, and our failure to comply with applicable regulations, registrations and approvals could materially and adversely affect our business.

Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003 and successfully updated that registration for 2005, thus meeting the compliance requirement. The FDA proposed rules that will regulate current Good Tissues Practices (cGTP). The final rules became effective during 2005. Future FDA regulations could adversely impact or limit our ability to market or perform our services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a material portion of our income, and the continued success of our involvement in those arrangements involves unique risks.

Our licensing activities in Mexico/Central America and India accounted for $613,316 and $549,084 of other income for the years ended November 30, 2005 and 2004, respectively. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

•	Local laws may not provide the same degree of protection against infringement of our intellectual property rights;

•	Local laws and business practices could prevent our business from operating or favor local competitors;

•	It may difficult and time consuming to locate local organizations, with whom to partner, that are capable of undertaking and sustaining operations;

•	We may be forced to incur significant expenses related to entering into licensing and investment arrangements in new foreign markets; and

•	Because the majority of our international license fees are currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets.

If we are unable to meet and overcome these challenges, our international growth may slow, be limited, or be altogether successful. To the extent our international business activities do not significantly improve in the near future we could have further write-downs of receivables arising from our licensing agreements.

We may be unable to protect our intellectual property from infringement by third parties, and third parties may claim that we infringe on their intellectual property, either of which could materially and adversely affect the Company.

We rely upon patent protection, trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position, and we typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any such breach.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive to ours. Our competitors may independently develop similar technology, duplicate our processes, products or services or design around our intellectual property rights. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to produce and/or market our products in the future and would likely have an adverse affect on the revenues generated by the sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

We also may be subject to costly litigation in the event our products or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or otherwise result in limitations in our ability to use the intellectual property subject to such claims.

We are involved in intellectual property litigation, which may hurt our business, may be costly to us and may prevent us from selling or licensing our products or services.

On February 22, 2002, the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent) which relates to the therapeutic uses of stem cells derived from umbilical cord blood.

As a result of a favorable ruling in September 2004, the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968 and reflected this reduction as “litigation accrual Pharmastem” in the accompanying consolidated statements of income and comprehensive income for fiscal 2004. Litigation accrual reversal represents the litigation expense recognized through fiscal 2003. In December 2004, the court issued another favorable ruling in favor of the Company and other defendants. PharmaStem has noticed an appeal of the decision to the United States Court of Appeals. If the Court of Appeals issues an adverse ruling, this could have a material adverse effect on the Company.

The stem cell preservation market has and continues to become increasingly competitive.

Stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of stem cell preservation businesses and providers of stem storage services. Currently, the Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Corcell and Cord Blood Registry, Inc. are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord (a division of ViaCell) and LifeBankUSA (a division of Celgene) are affiliates of publicly traded corporations. These competitors may have access to greater financial resources. In addition, established companies with greater access to financial resources may enter our markets and compete with us. Finally, various public cord blood banks are encouraging parents to donate their newborn’s cord blood rather than privately banking it.

In the event that we are not able to compete successfully with our current or potential competitors, it may be difficult for us to grow our revenue and maintain our existing business without incurring significant additional expenses to try and refine our technology, services or approach to our business to better compete, and even then there would be no guarantee of success.

Because our industry is subject to rapid technological and therapeutic changes, our future success will materially depend on the continued viability of the use of stem cells.

Our success materially depends on the continued viability of stem cells for developing therapeutic treatments and cures for disease. The broader medical and research environment for such treatments and cures critically affects the utility of stem cells, the services we offer to the public, and our future success. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells and our services and equipment obsolete and unmarketable. As a result, there can be no assurance that our services will provide competitive advantages over other technologies. If technological or medical developments arise that materially alter the commercial viability of our technology or services, we may be forced to incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. Alternatively, significant advances may be made in other treatment methods or in disease prevention techniques which could significantly reduce or entirely eliminate the need for the services we provide. The materialization of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our information systems are critical to our business, and a failure of those systems could have a materially adverse effect on the Company’s business, financial condition and reputation.

We depend on our ability to store, retrieve, process, and manage a significant amount of information through our computer systems. Like most computer systems, our systems are subject to the risks of failure, computer viruses, and unauthorized individuals (hackers) obtaining access to and inadvertently or purposefully damaging them. The Company believes the security systems and virus-detection controls we have implemented significantly reduce these risks. If our computer systems nonetheless fail or are compromised, sensitive information regarding our customers may become publicly available. In such an event, we may be exposed to liability from customers, may lose customers and may suffer significant damage to our business reputation. Any of these events could have a materially adverse effect on our business and financial condition.

A failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 85,000 specimens in Oldsmar, Florida and approximately 33,000 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to patient privacy.

Regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that require us to adopt business procedures designed to protect the privacy of each of our patients’ individual health information. The Department of Health and Human Services recently issued health privacy regulations applicable to most health care organizations, including us, and we may incur material expenses associated with compliance efforts. In addition, compliance may require management to spend substantial time and effort on compliance measures. If we fail to comply with the new regulations, we could suffer civil penalties up to $100 per violation with a maximum penalty of $25,000 per each requirement violated per calendar year and criminal penalties with fines up to $250,000 per violation.

Our failure to comply with laws related to hazardous materials could materially harm us.

We are subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling and disposal of that material. Although we believe we are in compliance with all such applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that would have an adverse effect on us.

Risks Related to Our Common Stock

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, the price of our common stock has fluctuated from a high of $6.70 to a low of $.60. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

Our common stock trades in an illiquid market, which may make it difficult for you to sell your shares at times and prices you believe to be appropriate.

Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Our stock was delisted from the Nasdaq SmallCap market in July 2003. The Company expects to reapply for listing on the Nasdaq SmallCap market or another exchange in the next 12-18 months, but the Company may be unable to meet the applicable listing requirements at that time.

Our board of directors has the authority to issue preferred stock, which could deter takeover bids even if those bids are in the stockholders’ best interests.

We have 500,000 shares of authorized and unissued preferred stock, which could be issued to third parties selected by management or used as the basis for a stockholders’ rights plan, which could have the effect of deterring potential acquirers. The ability of our Board of Directors to establish the terms and provisions of different series of preferred stock could discourage unsolicited takeover bids from third parties even if those bids are in the stockholders’ best interests. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

We have no intention of paying dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements are attached as part of this report.

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income For the Years Ended November 30, 2005 and 2004

Consolidated Statements of Cash Flows For the Years Ended November 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) For the Years Ended November 30, 2005 and 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Cryo-Cell, International, Inc.:

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (a Delaware corporation) as of November 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 20, 2006

Item 1. Financial Statements

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2005	November 30, 2004
ASSETS

Current Assets
Cash and cash equivalents	$7,979,377	$4,737,368
Restricted cash	200,000	200,000
Marketable securities and other investments	484,491	602,612
Accounts receivable and advances (net of allowance for doubtful accounts of $633,557 and $379,654, respectively)	1,043,748	1,044,430
Receivable - Affiliates	—	231,880
Deferred tax assets	45,000	141,000
Prepaid expenses and other current assets	693,852	427,629

Total current assets	10,446,468	7,384,919

Property and Equipment-net	2,923,959	2,822,616

Other Assets
Marketable securities and other investments	35,222	664,297
Notes receivable	100,000	100,000
Investment in Saneron CCEL Therapeutics, Inc.	684,939	716,545
Deposits and other assets	42,922	93,336

Total other assets	863,083	1,574,178

Total assets	$14,233,510	$11,781,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$478,575	$482,703
Accrued expenses	1,171,845	1,337,024
Deferred revenue	3,277,622	2,771,490

Total current liabilities	4,928,042	4,591,217

Other Liabilities
Deferred revenue	4,457,245	2,884,782
Deferred tax liabilities	45,000	141,000
Long-Term Liability-Revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	658,666	1,250,466

Total other liabilities	8,910,911	8,026,248

Minority Interest	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,624,629 as of November 30 2005, and 11,397,379 as of November 30, 2004 issued and outstanding)	116,247	113,974
Additional paid-in capital	23,768,054	23,428,840
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(274,834)	(130,250)
Accumulated deficit	(22,375,609)	(23,409,015)

Total stockholders’ equity (deficit)	394,557	(835,752)

Total liabilities and stockholders’ equity (deficit)	$14,233,510	$11,781,713

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years ended
	November 30, 2005	November 30, 2004
Revenue	$14,451,331	$12,210,273

Costs and Expenses:
Cost of sales	4,143,002	3,162,957
Marketing, general & administrative expenses	9,104,087	6,274,072
Litigation Accrual (Pharmastem)	—	(1,102,968)
Research, development and related engineering	26,148	82,509
Renegotiation of deferred consulting agreement	(498,161)	—
Impairment of assets	—	132,500
Depreciation and amortization	452,295	481,580

Total cost and expenses	13,227,371	9,030,650

Operating Income	1,223,960	3,179,623

Other Income (Expense):
Interest income	143,495	47,513
Interest expense	(863,713)	(750,128)
Other income	109	130,671
Licensee income	613,316	549,084

Total other income (expense)	(106,793)	(22,860)

Income before income tax benefit (expense) and equity in losses of affiliate	1,117,167	3,156,763

Income tax benefit (expense)	36,001	(86,001)
Equity in losses of affiliate	(119,762)	(137,852)

	(83,761)	(223,853)

Income from continuing operations	1,033,406	2,932,910

Loss on discontinued operations	—	(92,556)

Net Income	$1,033,406	$2,840,354

Net income from continuing operations per common share-basic	$0.09	$0.26

Net loss from discontinued operations per common share-basic	$0.00	$(0.01)

Net income per common share - basic	$0.09	$0.25

Weighted average common shares outstanding - basic	11,582,147	11,366,652

Net income from continuing operations per common share-diluted	$0.08	$0.25

Net loss from discontinued operations per common share-diluted	$0.00	$(0.01)

Net income per common share - diluted	$0.08	$0.24

Weighted average common shares outstanding - diluted	12,232,308	11,908,407

Comprehensive income:
Net income:	$1,033,406	$2,840,354

Net change in unrealized loss on marketable securities	(144,584)	(18,728)

Comprehensive income	$888,822	$2,821,626

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2005	November 30, 2004
Cash Flows from Operating Activities:
Net Income	$1,033,406	$2,840,354
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	597,366	657,383
Loss (gain) on sale of marketable securities held to maturity	6,612	(2,958)
Loss on sale of property and equipment	5,179	7,625
Gain on renegotiation of deferred consulting agreement	(498,161)	—
Compensatory element of stock options	49,335	52,162
Provision for doubtful accounts	289,029	53,254
Charge for impairment of assets	—	132,500
Equity in losses of affiliate	119,762	137,852
Changes in assets and liabilities:
Restricted cash	—	(200,000)
Accounts receivable and advances	(278,347)	(613,758)
Receivable - Affiliates	231,880	(36,858)
Prepaid expenses and other current assets	(266,223)	(88,202)
Deposits and other assets	19,450	5,668
Accounts payable	(4,128)	141,972
Accrued expenses	(165,179)	(300,516)
Deferred revenue	2,078,595	1,861,064

Net cash provided by operating activities	3,218,576	4,647,542

Cash flows from investing activities:
Purchases of property and equipment	(709,125)	(2,242,057)
Sale of property and equipment	26,201	6,204
Purchase of marketable securities and other investments	—	(619,000)
Proceeds from sale of marketable securities	596,000	600,000

Net cash used in investing activities	(86,924)	(2,254,853)

Cash flows from financing activities:
Receivable - revenue sharing agreements	—	100,525
Proceeds from the exercise of stock options	203,996	26,400
Proceeds from loan payable to related party	—	(145,000)
Repayments of deferred consulting obligation	(93,639)	(89,252)

Net cash provided by (used in) financing activities	110,357	(107,327)

Increase in cash and cash equivalents	3,242,009	2,285,362
Cash and cash equivalents - beginning of period	4,737,368	2,452,006

Cash and cash equivalents - end of period	$7,979,377	$4,737,368

Supplemental disclosure of cash flow information:
Interest	$827,311	$654,335

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:

Change in unrealized net loss as a component of marketable securities and shareholders’ equity	$(144,584)	$(18,728)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 1, 2003	11,352,379	$113,524	$23,295,659	$(839,301)	$(111,522)	$(26,249,369)	$(3,791,009)

Shares issued upon exercise of options	45,000	450	25,950				26,400
Net decrease in value of marketable securities					(18,728)		(18,728)
Compensatory element of stock options			107,231				107,231
Net income						2,840,354	2,840,354

Balance at November 30, 2004	11,397,379	113,974	23,428,840	(839,301)	(130,250)	(23,409,015)	(835,752)

Shares issued upon exercise of options	227,250	2,273	201,723				203,996
Net decrease in value of marketable securities					(144,584)		(144,584)
Compensatory element of stock options			137,491				137,491
Net income						1,033,406	1,033,406

Balance at November 30, 2005	11,624,629	$116,247	$23,768,054	$(839,301)	$(274,834)	$(22,375,609)	$394,557

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 1 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

CRYO-CELL International, Inc. (“the Company” or “CRYO-CELL”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, FL. The Company is engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. Revenues recognized represent sales of the U-Cord® program to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.) and CCEL Bio-Therapies, Inc., in 1993. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc. and Stem Cell Preservation, Inc. did not have operations during fiscal years ended November 30, 2005 and 2004. As of November 30, 2005, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. (Note 2).

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCTI’ or ‘Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. As of November 30, 2005 and 2004, the Company has an interest of 37.88% and 42.03% in SCTI, respectively. The Company’s ownership in SCTI has decreased due to SCTI issuing shares of SCTI common stock to other entities and individuals. The accompanying consolidated financial statements as of November 30, 2005 and 2004 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2005 and 2004 and for the years then ended includes the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated upon consolidation.

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

Reclassifications

Reclassifications have been made to the November 30, 2004 consolidated financial statements to conform to the November 30, 2005 presentation, including the reclassification of a portion of the 2004 valuation allowance to deferred tax assets and liabilities. This reclassification had no impact on the results of operations or stockholders’ equity during 2004 and 2005.

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

Revenue Sharing Agreements

The Company maintains Revenue Sharing Agreements (“RSAs”) entered into with various parties prior to 2002, whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically paid the Company a non-refundable up-front fee for the rights to these future payments. The Company recorded this up-front fee as a long-term liability. Given the criteria under which these RSAs were established, cash receipts from these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

License and Royalty Agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay an up-front licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized and based on such factors as when the payment is received, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

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

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit and securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The Company has certain investments as of November 30, 2005 and 2004 that have been below fair market value for several years. The write down associated with these investments has been recorded in other comprehensive income. Management believes that the decline in market value of these investments is temporary based on current industry reports and economic and technological trends.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Furniture and equipment	5-10 years
Leasehold improvements	10 years
Software	1-5 years

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that one accounting impairment model be used for long-lived assets held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is measured as the amount by which the carrying value of the long-lived assets exceed its fair value. The Company believes no impairment of long-lived assets exists as of November 30, 2005 and 2004.

Investment in Saneron

The Company made a significant investment in its subsidiary, Saneron, which is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment. The Company believes no impairment of its investment in Saneron exists as of November 30, 2005 and 2004.

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of November 30, 2005.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2005 and 2004, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord® specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the consolidated statements of income and comprehensive income.

Rent Expense

Rent costs are expensed based on a straight-line basis over the term of the lease and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of income and comprehensive income. All leases include provisions for escalations and related costs.

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

Earnings per Common Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”) which requires the disclosure of basic and diluted earnings per common share for all periods presented. Earnings per share is based on net income and not comprehensive income. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share are as follows:

	Years Ended
	November 30, 2005	November 30, 2004
Numerator:
Net Income	$1,033,406	$2,840,354
Denominator:
Weighted-average shares outstanding-basic	11,582,147	11,366,652
Dilutive common shares issuable upon exercise of stock options	650,161	541,395

Weighted-average shares-diluted	12,232,308	11,908,047

Earnings per share:
Basic	$.09	$.25

Diluted	$.08	$.24

For the years ended November 30, 2005 and November 30, 2004, options to purchase 395,306 and 646,505 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Employees Stock Plans

The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permitted by SFAS No, 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the years ended November 30, 2005 and 2004 is $49,335 and $52,162, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net income (loss) per share would have been adjusted to the amounts indicated below for the years ended November 30, 2005 and November 30, 2004:

	Year Ended
	November 30, 2005	November 30, 2004
Net income, as reported	$1,033,406	$2,840,354
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,277,317)	(226,147)

Pro forma net (loss) income	$(1,243,911)	$2,614,207
Income (loss) per share:
Basic – as reported	$.09	$.25
Diluted -as reported	$.08	$.24
Basic – pro forma	$(.11)	$.23
Diluted – pro forma	$(.10)	$.22

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded to all employees and officers under its stock option plan that had exercise prices greater than the current price of the stock, $2.30, on the effective date of the stock option acceleration. The unvested options to purchase approximately 652,000 shares became fully vested as of September 28, 2005 as a result of the acceleration. These stock options would have vested through September 26, 2008.

The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense of approximately $700,000 associated with these options in future periods, upon adoption of SFAS 123(R) in December 2006.

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

SFAS 123(R) must be adopted by small business issuers in the first annual period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on December 1, 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, management expects the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 and $0 for the years ended November 30, 2005 and 2004, respectively.

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

On January 29, 2004, CRYO-CELL announced the decision to close SCPT. In accordance with SFAS No. 144, the closing of SCPT represents a discontinued operation as of November 30, 2004. The net assets of SCPT are immaterial to the consolidated financial statements.

Through November 30, 2003, aggregate losses attributable to the minority interest exceeded the minority’s interest in the equity capital of SCPT. As a result, minority interest on the balance sheet as of November 30, 2005 and November 30, 2004 is reflected at $0, and CRYO-CELL has recognized 100% of the losses of SCPT in its statements of operations and comprehensive income as discontinued operations during the twelve months ended November 20, 2005 and November 30, 2004 of approximately $0 and $93,000 respectively. The minority portion of the losses for the twelve months ended November 30, 2005 and November 30, 2004 was approximately $0 and $12,000, respectively.

NOTE 3- MARKETABLE SECURITIES AND OTHER INVESTMENTS.

The Company has certain investments in marketable securities which are categorized as marketable securities and other investments on the accompanying consolidated balance sheets that are accounted for under SFAS 115, “Accounting for Certain Debt and Equity Instruments” (‘SFAS No. 115’). Marketable securities were $519,713 and $1,266,909 at November 30, 2005 and 2004, respectively. In accordance with SFAS 115, the Company recorded a realized (loss) gain of ($6,612) and $2,958 for the twelve months ended November 30, 2005 and 2004, respectively, in conjunction with certain marketable securities. Included within marketable securities on the accompanying consolidated balance sheets as of November 30, 2005 and November 30, 2004 are certificates of deposits of approximately $484,000 and $1,088,000, respectively.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investments. The fair value of other investments as of November 30, 2005 and 2004 was approximately

$35,000 and $180,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $181,000 and $36,000 as of November 30, 2005 and 2004, respectively.

NOTE 4 - INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For the year ended November 30, 2005 and 2004, the Company had an ownership interest of approximately 38% and 42%, respectively, in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in SCTI has decreased due to SCTI issuing common shares to entities and individuals. During 2005 and 2004, the Company had independent valuations performed on the Company’s interest in Saneron. Management believes that these valuations accurately reflect the fair value of the Company’s interest in Saneron as of November 30, 2005 and 2004. As of November 30, 2005 and 2004, the net Saneron investment, which includes goodwill of approximately $684,000 is reflected on the consolidated balance sheets at approximately $684,900 and $716,500, respectively.

For the fiscal year ended November 30, 2005 and 2004, the Company recorded equity in losses of Saneron operations of approximately $119,800 and $137,900, respectively. During fiscal 2005 and 2004, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $88,000 related to compensation expense that resulted from the stock awards in 2005 and approximately $55,000 in 2004.

As of November 30, 2005 and 2004, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

NOTE 5 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2005	2004
Software	$574,574	$490,843
Furniture and equipment	2,765,280	2,329,397
Cellular storage units	—	15,000
Leasehold improvements	842,739	685,279

	4,182,593	3,520,519
Less: Accumulated Depreciation	1,258,634	697,903

Total Property and Equipment	$2,923,959	$2,822,616

Depreciation expense was $566,402 in 2005 and $630,231 in 2004 of which $145,071 and $175,803 is included in cost of sales, respectively, in the accompanying consolidated statement of income and comprehensive income. During fiscal 2004, approximately $1,200,000 of net assets was written off due to the move to the new facility.

NOTE 6 - IMPAIRMENT OF PROPERTY AND EQUIPMENT.

The Company previously developed several technologies for the processing and storage of specimens in a cryogenic environment. During the fourth quarter of fiscal 2003, the Company made the strategic decision to terminate further utilization of the proprietary storage system and abandon further construction of the units. The Board of Directors formally approved this decision in January 2004. This decision was based on the conclusion that the Company’s resources are best utilized for market development and expansion of services. The decision to terminate utilization of the technology resulted in a $771,000 impairment charge in fiscal 2003 in order to reflect the CCEL Cellular Storage System at fair value. The Company was unable to dispose of this equipment during fiscal 2004, and therefore determined that the remaining balance of $145,000 should be written down to its salvage value of $15,000. The write-down has been reflected as impairment of assets on the accompanying consolidated statements of income and comprehensive income as of November 30, 2004. In November 2005, the Company sold the equipment to an outside party for $15,000. The CCEL Cellular Storage System is included in cellular storage units as of November 30, 2004 in the table in Note 5. The Company currently stores all specimens in commercially available cryogenic equipment.

NOTE 7 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2005	2004
State income and franchise taxes	$50,133	$86,028
Legal and accounting	40,000	67,229
Bonuses	186,120	240,133
Payroll and payroll taxes	158,315	115,046
Interest expense	216,058	180,184
General expenses	521,219	648,404

	$1,171,845	$1,337,024

NOTE 8 - INCOME TAXES.

The Company has an income tax benefit for the year ended November 30, 2005 of approximately $36,000, compared to an income tax provision of approximately $86,000 for the year ended November 30, 2004.

As of November 2005 and 2004 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	Current	2005 Non-current	Total
Tax Assets:
Deferred income	$225,000	$2,219,000	$2,444,000
NOL’s, credits, and other carryforward items	—	4,649,000	4,649,000
Tax over book basis in unconsolidated affiliate	—	1,007,000	1,007,000
Accrued payroll	10,000	—	10,000
Reserves and other accruals	269,000	—	269,000
Deferred compensation	—	248,000	248,000
Property asset impairment	—	165,000	165,000

Total Assets:	504,000	8,288,000	8,792,000

Tax Liabilities:
Depreciation and amortization	$—	$(436,000)	$(436,000)
Stock compensation	—	(354,000)	(354,000)
Less: Valuation Allowance	(459,000)	(7,543,000)	(8,002,000)

Net Deferred Tax Asset (Liability)	$45,000	$(45,000)	$—

	Current	2004 Non-current	Total
Tax Assets:
Deferred income	$1,139,000	$1,318,000	$2,457,000
NOL’s, credits, and other carryforward items	—	3,637,000	3,637,000
Tax over book basis in	—	—	—
unconsolidated affiliate	—	1,599,000	1,599,000
Accrued payroll	8,000	—	8,000
Reserves and other accruals	218,000	—	218,000
Deferred compensation	—	479,000	479,000
Other	—	23,000	23,000
Property asset impairment	—	705,000	705,000

Total Assets:	1,365,000	7,761,000	9,126,000

Tax Liabilities:
Depreciation and amortization	$—	$(606,000)	$(606,000)
Stock compensation	—	(359,000)	(359,000)
Less: Valuation allowance	(1,224,000)	(6,937,000)	(8,161,000)

Net Deferred Tax Asset (Liability)	$141,000	$(141,000)	$—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2005 and 2004, has been provided as the Company does not believe it is more likely than not that the future income tax benefits will be realized. The valuation allowance decreased by approximately $159,000 in 2005 as a result of the taxable obligations determined in fiscal 2005.

The Company has unused net operating losses available for carryforward as of November 30, 2005 of approximately $9,319,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2014 through 2024. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. The Company also has unused capital losses available as of November 30, 2005 for carryforward of approximately $2,700,000 to offset future capital gains. The capital loss carryforwards expire during 2006 through 2010.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2005	%	2004	%
Tax at Federal Statutory Rate	339,000	34.0	982,000	34.0
State Income Tax Effect	36,000	3.6	105,000	3.6
(Decrease) Increase in valuation allowance	(408,000)	(40.9)	(1,003,000)	(34.7)
Other	(3,000)	(0.3)	2,000	0.1

Total income taxes	$(36,000)	(3.6)	$86,000	3.0

NOTE 9 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the years ended November 30, 2005 and 2004, the Company issued 227,250 and 45,000 common shares, respectively, to option holders who exercised options for $203,996 and $26,400, respectively.

Employee Stock Incentive Plan

In 2000 the Company adopted a Stock Incentive Plan (“the Plan”), and as of November 30, 2005 and 2004, the Plan has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term of five years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

Stock Options

Stock option activity for the two years ended November 30, 2005, was as follows:

	Number of Shares	Average Exercise Price
Outstanding at November 30, 2003	1,307,900	$1.38

Granted	56,500	1.32
Exercised	(45,000)	.59
Terminated	(131,500)	2.31

Outstanding at November 30, 2004	1,187,900	$1.31
Granted	805,306	3.36
Exercised	(227,250)	.90
Terminated	(97,750)	3.47

Outstanding at November 30, 2005	1,668,206	$2.23

As of November 30, 2005 and 2004, 1,613,206 and 1,066,650 of the outstanding options were exercisable. The weighted average exercise prices of these options were $2.20 and $1.38, respectively.

Significant option groups outstanding at November 30, 2005 and related price and contractual life information are as follows:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.54 to $0.99	653,500	$0.55	2.7
$1.00 to $ 2.00	22,500	$1.96	1.8
$2.01 to $ 3.00	291,400	$2.46	3.0
$3.01 to $ 4.00	365,000	$3.15	4.5
$4.01 to $ 5.00	291,306	$4.09	4.0
$5.01 to $ 6.00	41,500	$5.60	1.6
$6.01 to $ 7.00	2,000	$6.50	.1
$7.01 to $ 10.00	1,000	$8.35	.7

	1,668,206

Certain stock options have been issued to non-employee consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the year ended November 30, 2005 and November 30, 2004 was $49,335 and $52,162, respectively.

Variables used to determine the fair value of the options for fiscal 2005 and 2004 are as follows:

	For the Years Ended November 30,
	2005	2004
Weighted average values:
Expected dividends	0%	0%
Expected volatility	203%-212%	202%-212%
Risk free interest rate	3.69%-4.51%	3.03%
Expected life	5 years	4 years

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

On October 15, 2001 the Company signed a renewable two-year agreement with CRYO-CELL De Mexico, S.A. De C.V. (CCEL MEX) whereby the Company granted CCEL MEX an exclusive license for the operation and commercialization of the CRYO-CELL U-Cord program in Mexico, Ecuador and Central America. The agreement includes the collection, processing and storage of umbilical cord stem cells and grants CCEL MEX exclusive rights to sublicense the U-Cord program in these geographic areas. The consideration for the license to CCEL MEX was $600,000. The Company is entitled to on-going licensing fees of 15% to 25% of adjusted U-Cord processing and storage revenues to be generated in Mexico, Ecuador and Central America as well as 10% from the money received by CCEL MEX for the granting of sublicenses. The Company recorded royalties and sub-license fees from CRYO-CELL de Mexico in the amount of $597,013 and $317,205 for the years ended November 30, 2005 and 2004, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income and comprehensive income.

On October 6, 2004, the Company announced that it has entered into a definitive License and Royalty Agreement with Asia CRYO-CELL Private Limited (“ACCPL”) to establish and market its U-Cord® program in India. The Agreement, which was signed on July 14, 2004, was contingent on India government approval. ACCPL has an option to expand into Singapore and Malaysia from July 14, 2004 until one year after the program launches commercially in India. ACCPL is to pay an up-front license fee of $750,000 and in return the Company has transferred its technology, know-how and quality systems to ACCPL. The up-front license fee payable by ACCPL in installments over a term extending for three years after the earlier of the date the services are first offered for sale to the general public in India, as defined in the agreement, or March 31, 2005. In addition, the Company will receive royalty fees of 8.5% of the U-Cord collection and processing revenues generated in India and 10% of those generated in Singapore and Malaysia if the option is elected. The Company will also receive royalties on storage revenues ranging from 10% to 15%, depending on the number of units stored by ACCPL. Per the Agreement, ACCPL paid a non-refundable deposit of $275,000, representing the first installment of the up-front license fee, into an escrow account pending approval of the Agreement by the India government. These approvals were obtained in November 2004. The Company recognized the $275,000 during fiscal 2004 as all up-front services were completed and it is included in licensee income in the consolidated statements of income and comprehensive income. The remaining balance due of $475,000 will be recognized under the installment basis of accounting recognizing each payment when received per the terms of the agreement. The Company recognized $16,302 in royalties related to this agreement during fiscal 2005, and this is reflected in licensee income in the accompanying consolidated statements of income and comprehensive income.

In 2002, Daniel D. Richard resigned from his positions as Chairman and Chief Executive Officer of the Company. A ten year consulting agreement provides for the payment to Mr. Richard of $200,000 per year in connection with consulting services to the Company’s Board of Directors. The agreement constitutes a survivor’s benefit to his widow in the event of death before the expiration of the 10-year period. During the fourth quarter 2003, the Company made the decision that Mr. Richard was no longer able to provide advisory services to the Board. As a result of this decision, the unamortized present value of the agreement recorded as a deferred consulting fee asset was expensed in the amount of $1,288,216. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The Company recognized a gain upon entering into the new agreement, which is included in other income on the consolidated statement of income and comprehensive income. In fiscal 2005 and 2004, the Company recognized $30,779 and $56,902, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $658,666 and $1,250,467, as of November 30, 2005 and 2004, respectively.

NOTE 11- LEASES.

Prior to 2005, the Company leased two buildings in Clearwater under two separate operating leases with unrelated parties for its storage, laboratory and general office facilities. These leases expired in December 2004 and were not renewed. During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. All leases include provisions for escalations and related costs. The Company records rental expense based on a straight-line basis over the term of the lease. Rent charged to operations was $222,146 and $230,066 in 2005 and 2004, respectively and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of income and comprehensive income.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year	Rent
2006	$140,800
2007	144,672
2008	149,057
2009	153,457
2010	158,019
Thereafter	696,080

NOTE 12 - RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries. The Company did not make any matching contributions to this plan for the year ended November 30, 2005 and 2004.

NOTE 13 - REVENUE SHARING AGREEMENTS.

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

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

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

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

On November 5, 1998, an agreement previously entered into by the Company with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a revenue sharing agreement in the state of New Jersey. The 1998 agreement transferred the $100,000 investment such that it now applies to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership (“Red Rock”), entitling them to on-going shares in a portion of CRYO-CELL’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg is a 50% owner of Red Rock. Red Rock purchased this revenue sharing agreement prior to the time Mr. Nyberg became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004. The Company made total payments to Red Rock of $115,453 and $99,723 for fiscal years 2005 and 2004, respectively.

NOTE 14: RELATED PARTY TRANSACTIONS.

In May 2001, Red Rock paid $200,000 to acquire warrants that expire on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. Mr. Charles Nyberg, a former director of the Company, is a partner of Red Rock.

On May 31, 2001 the Company also entered into a revenue sharing agreement with Red Rock entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas up to a maximum of 33,000 storage spaces. Under the terms of the agreement, Red Rock paid the Company an aggregate one time up-front payment of $750,000.

On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to net revenues from a maximum of 33,000 storage spaces. Mr. Nyberg, a former member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement.

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 33,000 split specimens at the Safti-Cell facility. In May 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. In view of this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers.

NOTE 15: LEGAL PROCEEDINGS.

The Company is involved in the following legal proceedings:

On February 22, 2002, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent’) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent’) which relates to the therapeutic use of stem cells derived from umbilical cord blood. PharmaStem, a Delaware corporation, originally named as defendants eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003, and pursuant to a jury verdict entered on October 30, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The

Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional accrual in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored for the three months ended November 30, 2003.

During fiscal 2004 the Company accrued an additional $523,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored during the first, second and third quarters of fiscal 2004, recognizing that it was probable that the damages would continue to accrue at that rate should the judgment remain in effect related to the ‘681 patent. The defendants, including the Company, filed motions for post-trial relief, and execution of the judgment was stayed pending disposition of those motions. In December 2003, the Company transferred $957,722 into an escrow account to secure the judgment. The plaintiff also filed motions seeking an award of approximately $2,800,000 for enhanced damages, counsel fees and interest, and a permanent injunction against future infringement. The Company did not accrue the $2,800,000, as the Company felt the likelihood of such an award was remote.

On September 15, 2004, the court ruled on the post trial motions. The court vacated its judgment, overturning the jury’s verdict for patent infringement and damages previously entered against the Company, and denied PharmaStem’s request for an injunction and enhanced damages against the defendants. The court entered a new judgment in favor of the Company and the other defendant blood banks with regard to PharmaStem’s ‘553 patent, holding that the cord blood banks are not, and cannot be, liable for contributory infringement of the patent because they do not sell, or offer for sale, umbilical cord blood. Rather, the private blood banks provide a service of processing and preserving of cord blood for families. With regard to PharmaStem’s ‘681 patent, the court granted CRYO-CELL and its co-defendants a new trial on the issues of infringement, finding that the jury’s earlier verdict of infringement was “against the great weight of the evidence.”

As a result of the September 15, 2004 ruling, the Company reversed all prior accruals related to the ‘681 patent totaling $1,102,968 and has reflected this reduction, as “litigation accrual (PharmaStem)” in the accompanying consolidated statements of income and comprehensive income for fiscal 2004. Litigation accrual reversal represents the litigation expense recognized through fiscal 2003. The Company was no longer obligated to hold the $957,722 in an escrow account and the funds were returned to the Company in October 2004.

On October 4, 2004, PharmaStem filed (in the Delaware action) a motion for preliminary injunction against the Company (and its co-defendants) regarding the ‘681 patent. PharmaStem sought an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company’s services, to advise its customers that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The Company and other defendants filed a motion asking the court to reconsider the denial of the judgment as a matter of law on the ‘681 patent. On December 14, 2004, the court ruled in favor of the Company and other defendants. The effect of this order is that final judgment has now been entered in favor of CRYO-CELL and the other defendants on PharmaStem’s charges of infringement of both patents that were asserted in that case, marking a final disposition of the case in CRYO-CELL’s favor, and denying PharmaStem’s motion for preliminary injunction.

PharmaStem has filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. CRYO-CELL and the other defendants have filed a cross-appeal on the issues of the validity and enforceability of the ‘681 and ‘553 patents.

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s

Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, In re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Company intends to vigorously defend the suit. The Delaware court has stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office. The reexamination proceedings involve all four of the patents on which PharmaStem has sued. In January 2005, a Patent Office examiner entered an office action rejecting all claims of the ‘553 patent. This action is not final, and PharmaStem has the opportunity to present further argument to the examiner.

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

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tabular comparisons of the quarterly results of operations.

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Income	$178,630	$115,571	$597,399	$141,806
Earnings per Share-basic	$.02	$.01	$.05	$.01
Shares used in computation	11,488,232	11,602,047	11,613,528	11,623,187
Earnings per Share-diluted	$.01	$.01	$.05	$.01
Shares used in computation	12,268,654	12,193,013	12,223,516	12,195,539

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Income	$214,289	$608,410	$1,858,627	$159,028
Earnings per Share-basic	$.02	$.05	$.16	$.01
Shares used in computation	11,354,225	11,355,379	11,364,172	11,392,983
Earnings per Share-diluted	$.02	$.05	$.15	$.01
Shares used in computation	11,638,719	11,546,265	12,002,235	12,064,355

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

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, or an amendment to this Form 10-KSB, which is expected to be filed with the Securities and Exchange Commission on or before March 30, 2006.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, or included in an amendment to this Form 10-KSB, which is expected to be filed with Securities and Exchange Commission on or before March 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, or an amendment to this Form 10-KSB, which is expected to be filed with Securities and Exchange Commission on or before March 30, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, or an amendment to this Form 10-KSB, which is expected to be filed with Securities and Exchange Commission on or before March 30, 2006.

ITEM 13. EXHIBITS.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (1)	Amended and Restated By-Laws

10.1 (2)	Amended Agreement with Bio-Stor

10.5 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001

10.6 (4)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (4)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (5)	Lease for corporate headquarters dated April 15, 2004

10.10 (6) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 *	Employment Agreement with Jill M. Taymans, dated November 1, 2005 (filed herewith)

10.12 *	Employment Agreement with Gerald F. Maass, dated November 1, 2005 (filed herewith)

10.13*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan (filed herewith)

23	Consent of Auditors (filed herewith)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, or an amendment to this Form 10-KSB, which is expected to be filed with Securities and Exchange Commission on or before March 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: February 25, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton Mercedes Walton	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2006

/s/ Jill Taymans Jill Taymans	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2006

/s/ Scott Christian Scott Christian	Director	February 25, 2006

/s/ Jagdish Sheth Jagdish Sheth	Director	February 25, 2006

/s/ Gaby Goubran Gaby Goubran	Director	February 25, 2006

/s/ Anthony Finch Anthony Finch	Director	February 25, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (1)	Amended and Restated By-Laws

10.1 (2)	Amended Agreement with Bio-Stor

10.5 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001

10.6 (4)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (4)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (5)	Lease for corporate headquarters dated April 15, 2004.

10.10 (6) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 *	Employment Agreement with Jill M. Taymans, dated November 1, 2005 (filed herewith)

10.12 *	Employment Agreement with Gerald F. Maass, dated November 1, 2005 (filed herewith)

10.13 *	Forms of Stock Option Agreements under 2000 Stock Incentive Plan (filed herewith)

23	Consent of Auditors (filed herewith)

*	Compensation plans and agreements

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 19, 2005.