Form 10KSB/A
period 2005-11-30
CRYO CELL INTERNATIONAL INC
filed 2006-03-30
CIK 862692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2005

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K.  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the most recently completed fiscal year, ended November 30, 2005, were $14,451,331.

As of February 15, 2006 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $40,357,184. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of March 30, 2006: 11,624,629.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

CRYO-CELL International, Inc. amends its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 (filed on February 28, 2006), as set forth in this Form 10-KSB/A (Amendment No. 1), to include the information required in Items 9, 10, 11, 12, 13 and 14 of Part III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Directors, Executive Officers and Key Employees

Below are the names, ages and background of the current Board of Directors and Executive Officers of the Company.

Mercedes Walton, 52, Chairman of the Board. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002, as Interim Chief Executive Officer from April 2003 through August 2005 and as the Chief Executive Officer since September 2005. She was CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, since March 2000. The firm specializes in the design and deployment of technology commercialization strategies. During the period from January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology.

Gaby W. Goubran, 64. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd, an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time. Mr. Goubran’s educational achievements include a Bachelor of Science degree from Alexandria University, Egypt and a Masters degree from Babson College.

Jagdish Sheth, Ph.D., 67. Dr. Sheth has served as a director since October 2002. Dr. Sheth is currently the Charles H. Kellstadt Professor of Marketing at Emory University’s Goizueta Business School, where he founded the Center for Relationship Management. Dr. Sheth has published twelve books and over two hundred articles in different areas of marketing and business strategy. Dr. Sheth is a frequent consultant to Fortune 500 companies, has held chairs at the University of Southern California and the University of Illinois, and served on the faculties of Columbia and MIT. Dr. Sheth also serves on the board of directors of Pac-West Telecomm, Inc. and Wipro Limited.

Anthony P. Finch, 55. Mr. Finch has served as a director since March 2003. Mr. Finch is currently Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory. Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. He has over 25 years experience in cell separation and cryopreservation of cellular products with over 12 years experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

Scott Christian, 51. Mr. Christian has served as a director since April 2003. Mr. Christian is the Vice President and General Manager of Black Box Voice Services. He served as President and Chief Executive Officer of Norstan, Inc. from February 2004 until January 25, 2005, when Norstan was acquired by Black Box Corporation, and as a member of Norstan’s Board of Directors from March 2004 until January 25, 2005. Previously, he had been Executive Vice President and Chief Financial Officer of Norstan since January 2001. Prior to its acquisition, Norstan was one of the largest independent communications solutions and services companies serving enterprise customers in North America, with revenues exceeding $200 million. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 27 years of experience in financial management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and a Master’s degree from Pepperdine University.

Gerald F. Maass, 52, Executive Vice President. Mr. Maass is currently Executive Vice President, Corporate Business Development, and has responsibility for new business development, international expansion and mergers and acquisitions. Mr. Maass joined the Company in 1998 from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient

Monitoring business. Mr. Maass’ ten-year tenure with Johnson & Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and has a degree in Medical Technology.

Jill Taymans, 36, Vice President, Finance. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over fourteen years in both the public and private sectors. Prior to joining the company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the fiscal year 2005 all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Securities and Exchange Act of 1934 were timely filed.

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer.

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

ITEM 10. Executive Compensation

Set forth below is a Summary Compensation Table relating to the compensation earned by the Chief Executive Officer and each of the other persons who qualified as named executive officers under Item 402(a)(2) of Regulation S-B, for fiscal years ending November 30, 2005, 2004 and 2003.

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary			Bonus		Securities Underlying Options (#)
Mercedes Walton Chairman, Chief Executive Officer	2005 2004 2003	$ $ $	307,500 212,500 150,000	(1) (2) (2)	$ $	66,000 82,600 —	428,250 — 300,000

Gerald F. Maass Executive Vice President	2005 2004 2003	$ $ $	164,074 144,877 135,453		$ $ $	25,000 36,000 3,413	57,125 — 50,000

Jill M. Taymans Vice President, Finance, Chief Financial Officer	2005 2004 2003	$ $ $	155,343 117,275 85,780		$ $ $	24,000 34,000 7,830	57,125 — 100,000

(1)	Includes $225,000 in Chairman of the Board fees paid to Ms. Walton through August 31, 2005. Ms. Walton did not receive additional cash compensation for her role as Interim Chief Executive Officer. Also includes $82,500 in salary received by Ms. Walton from September 1, 2005 through November 30, 2005.
(2)	Represents Chairman of the Board fees paid to Ms. Walton. Ms. Walton did not receive cash compensation for her role as Interim Chief Executive Officer.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding option grants to the named executive officers during fiscal 2005.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year		Exercise Price ($/share)	Expiration Date
Mercedes Walton	128,250 300,000	(1) (1)	17 41	% %	4.02 3.05	February 1, 2010 August 15, 2010

Gerald Maass	37,125 20,000	(1) (1)	5 3	% %	4.02 2.61	February 1, 2010 November 1, 2010

Jill Taymans	37,125 20,000	(1) (1)	5 3	% %	4.02 2.61	February 1, 2010 November 1, 2010

(1)	By their original terms, such options each became exercisable over periods ranging from one year to three years. In September 2005, the Company accelerated the vesting of unvested stock options awarded to employees and officers under its stock option plan that had exercise prices greater than the current price of the stock ($2.30) on the effective date of the stock option acceleration. The unvested options became fully vested as of September 28, 2005 as a result of the acceleration.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information regarding option exercises by the named executive officers during fiscal 2005 and options to purchase shares of Common Stock held as of November 30, 2005 by each of the named executive officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year-End Exercisable/Unexercisable (1) ($)
Mercedes Walton	0	0	828,250/0	$1,292,000/0
Gerald Maass	0	0	133,192/18,333	$152,850/$47,850
Jill Taymans	0	0	147,792/18,333	$58,350/$47,850

(1)	Based upon the closing price of $3.57 at November 30, 2005.

Employment Agreements

On August 15, 2005, the Company entered into a three-year employment agreement (the “Employment Agreement”) with Mercedes Walton, the Company’s Chairman of the Board and former interim Chief Executive Officer, to become the Chairman of the Board and Chief Executive Officer (on a non-interim basis) effective as of September 1, 2005 (the ”Commencement Date”). Effective on the Commencement Date, Ms. Walton received a base salary of $330,000 per year, subject to 4%-10% increases that will become effective on February 1, 2006, 2007 and 2008 depending on whether corporate performance meets certain incentive standards established from time to time by the compensation committee of the Company’s board of directors. The three-year term of the Employment Agreement will be automatically extended for additional one-year periods unless, at least 90 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

In addition to base salary, the Employment Agreement provides that Ms. Walton is eligible for annual lump-sum bonuses, at the discretion of the Company’s board of directors, available to senior executive officers. Specifically, Ms. Walton will be eligible to receive annual bonuses in amounts of 20%, 40% or 60% of her then-current base salary depending on whether corporate performance meets certain incentive standards established from time to time by the compensation committee of the Company’s board of directors. Ms. Walton is also eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined the compensation committee of the Company’s board of directors.

In the event the Employment Agreement is terminated upon Ms. Walton’s death (without any then-existing default in her performance), then Ms. Walton’s estate or a designated beneficiary will be entitled to receive Ms. Walton’s base salary for a 12-month period thereafter. In the event the Company terminates the Employment Agreement without cause (or delivers a notice of non-renewal of the Employment Agreement), she will be entitled to receive a lump sum equal to 12 months of her then-current base salary plus an amount equal to the pro rata portion of her annual bonus for the year of termination (based on the proportion of the year during which she was employed and the pro rata results for such year). If Ms. Walton terminates the Employment Agreement for “Good Reason” (as defined in the Employment Agreement), she will be entitled to continue receiving her then-current base salary for a 12-month period plus an amount equal to her annual bonus paid for the year prior to termination.

In the event of a termination of Ms. Walton’s employment upon a Change in Control or within two years thereafter (or prior to the Change in Control if the termination was related to the Change in Control), if the termination was initiated by the company without cause or by Ms. Walton for any reason, Ms. Walton will be entitled to receive the following: (i) compensation in an amount equal to two times the sum of (A) 24 months of base salary as in effect on the termination date or, if greater, base salary in effect immediately prior to the Change in Control, plus (B) the average of the actual bonus payments made to Ms. Walton for the most recent two years; (ii) a pro rata portion of the annual bonus for the year in which termination occurs (based on the proportion of the year during which she was employed and the pro rata results for such year; (ii) continued benefits and perquisites for a period of two years; (iii) reimbursement for reasonable legal fees and expenses incurred in connection with the termination; and (iv) the vesting of all shares of restricted stock, long-term performance stock option awards, other stock-appreciation rights and stock options. If the present value of the payments to Ms. Walton in connection with a Change in Control are greater than the product of three times Ms. Walton’s then-current base amount (under applicable tax regulations) as of the termination date (the “Parachute Limit”) but not greater than 105% of the Parachute Limit, then the Employment Agreement limits the present value of the total amount of such payments to one dollar less than the Parachute Limit. If the present value of the payments to Ms. Walton in connection with a Change in Control are greater than 105% of the Parachute Limit, the Company has agreed to pay to Ms. Walton an additional amount as a “gross-up payment” to pay any applicable excise taxes.

The Employment Agreement also provides that the Company will provide certain other benefits, including continued participation in all applicable Company benefit plans, payment of reasonable business expenses, and financial planning and legal expenses incurred in connection with the negotiation and execution of the Employment Agreement.

In the Employment Agreement, Ms. Walton has agreed not to compete with the Company or solicit its customers, clients or employees during the term of the Employment Agreement and for a period of two years following the termination of Ms. Walton’s employment under the Employment Agreement.

On November 1, 2005, the Company entered into one-year employment agreements (the “Employment Agreements”) with Jill M. Taymans, as the Company’s Chief Financial Officer and Vice President, and with Gerald F. Maass, as the Company’s Executive Vice President. The one-year terms of the Employment Agreements will be automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

Under her Employment Agreement, Ms. Taymans will receive a base salary of $155,343 for the initial one-year term of the Employment Agreement. At all times during the term of her Employment Agreement (as the same may be extended), Ms. Taymans will be eligible for discretionary merit increases and base salary adjustments, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. Under his Employment Agreement, Mr. Maass will receive a base salary of $164,074 per year. At all times during the term of his Employment Agreement (as the same may be extended), Mr. Maass will be eligible for discretionary merit increases and base salary adjustments, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. Under the Employment Agreements, both executives will also be eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined the compensation committee of the Company’s board of directors.

In the event of a termination of employment of either Ms. Taymans or Mr. Maass upon or within one year of a Change in Control (as defined in the Employment Agreements), or prior to the Change in Control if the termination was related to the Change in Control, if the termination was by the Company without cause or was by either executive due to being requested to accept without cause a demotion or relocation, such executive will be entitled to receive the following: (i) all earned compensation through the date of termination (or, if greater, on the date immediately preceding a Change in Control); and (ii) 12 months of base salary as in effect on the termination date (or, if greater, base salary in effect immediately prior to the Change in Control).

Under the Employment Agreements, the Company will also provide certain other benefits to the executives, including continued participation in all applicable Company benefit plans and payment of reasonable business expenses.

In the Employment Agreements, the executives agreed not to compete with the Company or solicit its customers, clients or employees during the term of their respective Employment Agreements and for a 12-month period following the termination of their employment under their respective Employment Agreements.

Equity Compensation Plan Information as of November 30, 2005

Equity Compensation plans approved by shareholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
CRYO-CELL International 2000 Stock Incentive Plan	1,657,206	$2.22	316,344
Equity Compensation plans not approved by shareholders
Other Plans (2)	11,000	$3.01	—
Total	1,668,206	$2.23	316,344

(1)	Such options were granted prior to fiscal 2003 pursuant to individual compensation arrangements in exchange for goods or services provided to the Company.

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

Through August 2005, Ms. Walton was compensated for her services as Chairman of the Board. She received annual compensation at a rate of $300,000 per annum.

In February 2005, Ms. Walton was granted options to purchase 128,250 shares of the Company’s common stock pursuant to the Company’s Stock Incentive Plan. The exercise price of the options is $4.02, and the options vested in three equal annual installments. As a result of the acceleration of vesting of certain options in October 2005, these options became fully vested as of September 28, 2005.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 30, 2006 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table, and (iv) all directors, nominees and executive officers of the Company as a group. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Directors and Executive Officers:
Mercedes Walton (2)	834,250	6.7%
Gaby Goubran (3)	80,000	*
Jagdish Sheth (4)	90,000	*
Scott Christian (5)	70,000	*
Anthony Finch (6)	117,000	*
Gerald F. Maass (7)	159,192	*
Jill M. Taymans (8)	159,792	*

Other Beneficial Owners:
David Portnoy (9)	815,495	7.02%

All Executive Officers and Directors as a Group (7 persons) (10)	1,510,233	11.64%

*	Less than one percent (1%).

Unless otherwise indicated, the address for the persons listed above is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(1)	Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as of March 30, 2006 by (ii) the sum of (a) the number of shares of Common Stock outstanding as of March 30, 2006 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of March 30, 2006 or will become exercisable within 60 days after March 30, 2006.
(2)	Includes 828,250 shares subject to options exercisable as of March 30, 2006.
(3)	Includes 70,000 shares subject to options exercisable as of March 30, 2006.
(4)	Includes 70,000 shares subject to options exercisable as of March 30, 2006.
(5)	Includes 70,000 shares subject to options exercisable as of March 30, 2006.
(6)	Includes 12,500 shares subject to options exercisable as of March 30, 2006.
(7)	Includes 143,192 shares subject to options exercisable as of March 30, 2006.
(8)	Includes 157,792 shares subject to options exercisable as of March 30, 2006.
(9)	Mr. Portnoy may be deemed the beneficial owner of 815,495 shares of Common Stock, which number includes (i) 284,242 shares of Common Stock held directly by Mr. Portnoy, as to which he has the sole power to vote and to dispose or direct the disposition; (ii) 9,351 shares of Common Stock held by Focus Financial Corp. (“FFC”), as to which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of FFC; (iii) 80,000 shares of Common Stock held by Visual Investment Corp. (“VIC”), as to which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of VIC; (iv) 139,600 shares of Common Stock held by PCI, as to which Mr. Portnoy may be deemed the beneficial owner as one of three directors of PCI; (v) 137,201 shares of Common Stock held by Mr. Zidell, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Zidell and Mr. Portnoy; (vi) 81,085 shares of Common Stock held by MILP, as to which Mr. Portnoy may be deemed the beneficial owner as the managing member of Mayim LLC; (vii) 60,390 shares of Common Stock held by Mr. Ruttenberg, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Ruttenberg and Mr. Portnoy; and (viii) 23,626 shares of Common Stock held by Ms. Amar, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Ms. Amar and Mr. Portnoy. Beneficial ownership information is supplied per the Schedule 13D/A filed with the Securities and Exchange Commission on January 27, 2006.

(10)	Includes 1,351,733 shares subject to options exercisable as of March 30, 2006.

ITEM 12. Certain Relationships and Related Transactions

On February 9, 1999, the Company’s revenue sharing agreement with two individual investors relating to the State of Arizona (the “Arizona Agreement”) was modified and replaced by a new revenue sharing agreement relating to the State of Florida (the “Florida Revenue Sharing Agreement”). Under the terms of the Florida Revenue Sharing Agreement, the Company was to receive an aggregate one-time up-front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 up-front payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida Revenue Sharing Agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida, up to a maximum of 33,000 storage spaces. The Company applied all of its payment obligations under the Florida Revenue Sharing Agreement toward the $550,000 balance owed by the investors until such amount was paid in full during the second quarter of fiscal 2004. Thereafter, payments under the Florida Revenue Sharing Agreement were made to the investors as required thereunder. The Company applied $100,525 in fiscal year 2004 to satisfy the $550,000 balance, and made aggregate payments to the investors of $80,652 in fiscal 2004 and $281,161 in fiscal 2005. The receivable balance was fully satisfied during fiscal 2004. One of the investors in the Florida Revenue Sharing Agreement is Charles Nyberg, who became a director of the Company in August 2001 and resigned from this position in December 2004.

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

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company paid total fees to Safti-Cell of $325,121 and $214,020 in fiscal 2005 and 2004, respectively.

ITEM 13. EXHIBITS

See Exhibit Index following the signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 29, 2005, the Company ratified the appointment of Grant Thornton LLP (“Grant Thornton”) to serve as its independent auditors, effective for the year ending November 30, 2005.

Fees to Independent Auditors

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2005 and November 30, 2004 and fees billed for other services rendered by Grant Thornton during these periods.

	2005	2004
Audit Fees	$195,000	$169,000
Tax Fees	69,000	69,000
Total	$264,000	$238,000

Audit Fees

Audit fees consisted of the aggregate fees billed by its independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-KSB for the years ended November 30, 2005 and November 30, 2004.

Tax Fees

Tax fees consisted of the aggregate fees billed by its independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2005 and November 30, 2004.

The policy of the Company’s Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees described above under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and paid to Grant Thornton were pre-approved by the Audit Committee.

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

CRYO-CELL INTERNATIONAL, INC.

By	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: March 30, 2006

In accordance with the Securities Exchange Act of 1934, this amendment has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton Mercedes Walton	Chairman of the Board, Chief Executive Officer	March 30, 2006

/s/ Jill Taymans Jill Taymans	Vice President, Finance, The Company’s Principal Financial Officer and Principal Accounting Officer	March 30, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (1)	Amended and Restated By-Laws

10.1 (2)	Amended Agreement with Bio-Stor

10.5 (4)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001

10.6 (4)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (4)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (5)	Lease

10.10 (6) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (7)*	Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.12 (7)*	Employment Agreement with Gerald F. Maass, dated November 1, 2005

10.13 (7)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan

14 (8)	Code of Ethics for CEO and Senior Financial Officers

23 (7)	Consent of Auditors

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 19, 2005.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(8)	Incorporated by reference to the Company’s Form 10-KSB/A for the year ended November 30, 2004, filed on March 30, 2005.