Form 10QSB
period 2006-02-28
CRYO CELL INTERNATIONAL INC
filed 2006-04-13
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2006

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

Issuer’s phone number, including area code: (813) 749-2100

(Former name, former address and former fiscal year, if changed since last report).

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2006, 11,624,629 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2006	November 30, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,966,963	$7,979,377
Restricted cash	200,000	200,000
Marketable securities and other investments	95,000	484,491
Accounts receivable and advances (net of allowance for doubtful accounts of $687,509 and $633,557, respectively)	884,777	1,043,748
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	804,230	693,852

Total current assets	10,995,970	10,446,468

Property and Equipment-net	2,865,061	2,923,959

Other Assets
Marketable securities and other investments	55,604	35,222
Notes receivable	100,875	100,000
Investment in Saneron CCEL Therapeutics, Inc.	681,789	684,939
Deposits and other assets	45,422	42,922

Total other assets	883,690	863,083

Total assets	$14,744,721	$14,233,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$701,827	$478,575
Accrued expenses	1,120,797	1,171,845
Deferred revenue	3,108,591	3,277,622

Total current liabilities	4,931,215	4,928,042

Other Liabilities
Deferred revenue	4,881,139	4,457,245
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	631,806	658,666

Total other liabilities	9,307,945	8,910,911

Stockholders’ Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,624,629 as of February 28, 2006, and 11,624,629 as of November 30, 2005 issued and outstanding)	116,247	116,247
Additional paid-in capital	23,803,149	23,768,054
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(254,453)	(274,834)
Accumulated deficit	(22,320,081)	(22,375,609)

Total stockholders’ equity	505,561	394,557

Total liabilities and stockholders’ equity	$14,744,721	$14,233,510

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	February 28, 2006	February 28, 2005
Revenue	$3,691,253	$3,268,359

Costs and Expenses:
Cost of sales	1,207,516	850,131
Marketing, general & administrative expenses	2,473,964	2,030,703
Research, development and related engineering	11,620	13,864
Depreciation and amortization	109,833	106,664

Total cost and expenses	3,802,933	3,001,362

Operating (Loss) Income	(111,680)	266,997

Other Income (Expense):
Interest income	68,445	20,916
Interest expense	(229,673)	(187,827)
Other income (expense)	5,510	(5,179)
Licensee income	333,234	104,756

Total other income (expense)	177,516	(67,334)

Income before income tax expense and equity in losses of affiliate	65,836	199,663

Income tax expense	—	—
Equity in losses of affiliate	(10,308)	(21,033)

	(10,308)	(21,033)

Net Income	$55,528	$178,630

Net income per common share - basic	$0.00	$0.02

Weighted average common shares outstanding - basic	11,624,629	11,488,232

Net income per common share - diluted	$0.00	$0.01

Weighted average common shares outstanding - diluted	12,309,569	12,268,654

Comprehensive income:
Net income:	$55,528	$178,630

Unrealized gain (loss) on marketable securities	20,381	(61,864)

Comprehensive income	$75,909	$116,766

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	February 28, 2006	February 28, 2005
Cash Flows from Operating Activities:
Net Income	$55,528	$178,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	154,736	142,088
Gain on sale of marketable securities held to maturity	(5,510)	—
Loss on sale of property and equipment	—	5,179
Compensatory element of stock options	27,936	8,914
Provision for doubtful accounts	56,622	58,202
Equity in losses of affiliate	10,308	21,033
Changes in assets and liabilities:
Accounts receivable and advances	97,349	(74,790)
Receivable - Affiliates	—	231,880
Note receivable	(875)	—
Prepaid expenses and other current assets	(110,378)	(106,741)
Deposits and other assets	(2,500)	7,231
Accounts payable	223,252	92,563
Accrued expenses	(51,048)	(483,229)
Deferred revenue	254,863	364,904

Net cash provided by operating activities	710,283	445,864

Cash flows from investing activities:
Purchases of property and equipment	(95,837)	(240,858)
Sale of property and equipment	5,000	17,951
Proceeds from sale of marketable securities	395,000	—

Net cash provided by (used in) investing activities	304,163	(222,907)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	153,845
Repayments of deferred consulting obligation	(26,860)	—

Net cash provided by (used in) financing activities	(26,860)	153,845

Increase in cash and cash equivalents	987,586	376,802

Cash and cash equivalents - beginning of period	7,979,377	4,737,368

Cash and cash equivalents - end of period	$8,966,963	$5,114,170

Supplemental disclosure of cash flow information:
Interest	$228,549	$180,184

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain (loss) as a component of marketable securities and shareholders’ equity	$20,381	$(61,864)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2006 and November 30, 2005, the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three months ended February 28, 2006 and February 28, 2005, have been prepared by CRYO-CELL International, Inc. and its subsidiaries (“the Company” or “CRYO-CELL”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2005 Annual Report on Form 10-KSB.

Revenue Recognition

Enrollment fee revenue and the related direct incremental costs associated with these fees are deferred and recognized once the processing of the specimens is completed.

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing, and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of February 28, 2006 and November 30, 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record income tax expense during the first quarter of fiscal 2005 and 2006 as it was able to utilize its deferred tax assets to offset its taxable income.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”) and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The Company plans to adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the three months ended February 28, 2006 and February 28, 2005.

Note 2 – Earnings per Common Share

Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2006	For the three months ended February 28, 2005
Numerator:
Net Income	$55,528	$178,630
Denominator:
Weighted-average shares outstanding-basic	11,624,629	11,488,232
Dilutive common shares issuable upon exercise of stock options	684,940	780,422

Weighted-average shares-diluted	12,309,569	12,268,654

Earnings per share:
Basic	$.00	$.02

Diluted	$.00	$.01

For the three months ended February 28, 2006 and February 28, 2005, options to purchase 365,363 and 347,306 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002 the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. (“PharmaStem”) in the United States District Court of Delaware (Wilmington) (the “Court”), Case No. 02-148-GMS, alleging patent infringement of two U.S Patents No. 5,004,681 (‘681 patent’) which relates to the collection, processing, and storage of stem cells derived from umbilical cord blood and No. 5,192,553 (‘553 patent’) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. PharmaStem, a Delaware corporation, named eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The trial was held in October 2003 and pursuant to a jury verdict entered on October 29, 2003, a judgment was entered against the Company in the amount of $957,722 for damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003. The Company recognized a liability for the year ended November 30, 2003 in the amount of the judgment and an additional expense in the amount of $145,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored.

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

On October 4, 2004, PharmaStem filed in the Delaware action a motion for preliminary injunction against the Company (and its co-defendants) regarding the ‘681 patent. PharmaStem sought an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company’s services, to advise customers for its services that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The Company and other defendants filed a motion asking the court to reconsider the denial of the judgment as a matter of law on the ‘681 patent. On December 14, 2004, the Court ruled in favor of the Company and other defendants. The effect of this order is that final judgment has now been entered in favor of CRYO-CELL and the other defendants on PharmaStem’s charges of infringement of both patents that were asserted in that case, marking a final disposition of the case in CRYO-CELL’s favor, and denying PharmaStem’s motion for preliminary injunction. PharmaStem has filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. CRYO-CELL and the other defendants have filed a cross-appeal on the issues of the validity and enforceability of the ‘681 and ‘553 patents. The Court heard oral argument on the appeals on April 4, 2006, and a decision is expected later in the year.

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, In re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Company intends to vigorously defend the suit. The Delaware court has stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office. The reexamination proceedings involve all four of the patents on which PharmaStem has sued. In January 2005, a Patent Office examiner entered an office action rejecting all claims of the ‘553 patent. This action is not final, and PharmaStem has the opportunity to present further argument to the examiner.

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

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

The Company has an ownership interest of approximately 38% in Saneron, which is accounted for under the equity method of accounting, as of February 28, 2006 and November 30, 2005. During 2005, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2005. As of February 28, 2006 and November 30, 2005, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the accompanying consolidated balance sheets at approximately $682,000 and $685,000, respectively.

For the three months ended February 28, 2006, the Company recorded equity in losses of affiliate in losses of Saneron operations of $10,308. Included in equity in losses of affiliate is approximately $7,200 for the three months ended February 28, 2006, related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value. For the three months ended February 28, 2005, the Company recorded equity in losses of Saneron operations of $21,033. Included in equity in losses of affiliate is approximately $12,000 for the three months ended February 28, 2005 related to compensation expense for stock option awards that were granted by Saneron.

As of February 28, 2006 and November 30, 2005, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Note 5 – Stock Options

The Company accounts for stock options under APB No. 25, under which no compensation expense has been recognized for stock options issued to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three months ended February 28, 2006 and February 28, 2005 is $27,936 and $8,913, respectively.

Had SFAS No. 123 been implemented, the Company’s net income per share would have been adjusted to the amounts indicated below for the three months ended February 28, 2006 and February 28, 2005:

	Three Months Ended
	February 28, 2006	February 28, 2005
Net Income, as reported	$55,528	$178,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(38,186)	(49,883)
Pro forma net income	$17,342	$128,747
Income per share:
Basic - as reported	$.00	$.02
Diluted – as reported	$.00	$.01
Basic and diluted-pro forma	$.00	$.01

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Marketable securities were $150,604 and $519,713 and at February 28, 2006 and November 30, 2005. In accordance with SFAS No. 115, the Company recorded a gain of $5,510 and $0 for the three months ended February 28, 2006 and February 28, 2005, in conjunction with the sale of certain marketable securities. Also included within marketable securities and other investments on the accompanying consolidated balance sheets as of February 28, 2006 and November 30, 2005 are certificates of deposits of approximately $95,000 and $484,000 recorded at cost.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for marketable securities which are classified as available for sale. The fair value of other investments as of February 28, 2006 and November 30, 2005 was approximately $56,000 and $35,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $160,000 and $181,000 as of February 28, 2006 and November 30, 2005, respectively.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of February 28, 2006 and November 30, 2005.

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

During the three months ended February 28, 2006, the Company increased its revenues by 13% over the level in the 2005 period and achieved net income of approximately $56,000, compared to $178,000 in the 2005 period. Net storage revenues increased because of an increase in the customer base and the effects of a price increase implemented during fiscal 2006. The Company experienced an operating loss in the 2006 period due to increases in cost of sales and marketing, general, and administrative expenses. However, the Company continued to be profitable largely due to an increase in licensee income, partly due to an installment payment from a non-recurring sale of a license agreement and partly due to increased royalties from its international affiliates.

In October 2005, the Company announced an agreement with Plureon under which the Company will have the exclusive rights to market the service of collecting, processing and preserving placental stem cells as a supplement to its existing services involving U-Cord® stem cells. The Company expects to launch this service during 2006. The Company expects to charge an initial fee for collection and processing the placental stem cells, in addition to its existing fees for collection and processing of U-Cord® stem cells. Also, the Company will charge an annual storage fee for storage of the placental stem cells, in addition to the storage fee for the U-Cord® stem cells. The Company will pay royalties to Plureon for sub-licensing the underlying technology.

At February 28, 2006, the Company had cash and cash equivalents of approximately $8,967,000 and marketable securities and other investments of approximately $151,000. The Company’s cash increased by approximately $988,000 during the first quarter, as a result of its cash flow from operations and the proceeds from the redemption of marketable securities. As of April 13, 2006, the Company maintains no indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2006 were $3,691,253 as compared to $3,268,359 for the same period in 2005, representing a 13% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. Cost of sales for the three months ended February 28, 2006 was $1,207,516 as compared to $850,131 for the same period in 2005, representing a 42% increase. Cost of sales was 33% of revenues for the three months ended February 28, 2006 compared with 26% for the three months ended February 28, 2005. Cost of sales as a percentage of revenue increased due to an increase in laboratory supplies, return medical courier service charges, cord blood collection reimbursements, and salaries and wages. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005. The increase in the cost of laboratory supplies is a direct result of the transition to the new processing methodology. The increase in collection kit freight charges is a direct result of the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 28, 2006 were $2,473,964 as compared to $2,030,703 for the three months ended February 28, 2005 representing a 22% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in an increase in advertising and consulting fees associated with its corporate rebranding. An increase in salaries and wages also contributed to the increase. Marketing, general and administrative expenses were 67% of revenues for the three months ended February 28, 2006 compared to 62% for the three months ended February 28, 2005. Marketing, general and administrative expenses increased slightly as a percentage of revenues due to the aforementioned increases, which were partially offset by the increase in revenues. The Company has announced plans to further expand its sales and marketing initiatives in the next several quarters, which can be expected to cause continued increases in marketing, sales and administrative expenses on a year-over-year basis.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2006 were $11,620 as compared to $13,864 for the three months ended February 28, 2005, a decrease of 16%.

Interest Expense. Interest expense for the three months ended February 28, 2006 was $229,673 as compared to $187,827 for the same period in 2005. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $11,821 and $0 for the three months ended February 28, 2006 and February 28, 2005, respectively. No interest expense related to the deferred consulting agreement was incurred during the first quarter of fiscal 2005 as the original agreement was terminated in August 2004. A new agreement was negotiated by the parties and signed on April 15, 2005.

Licensee Income. Licensee income for the three months ended February 28, 2006, was $333,234 as compared to $104,756 for the same period in 2005. Licensee income for the three months ended February 28, 2006 consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $184,511 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the three months ended February 28, 2005 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $10,308 for the three months ended February 28, 2006, compared to $21,033 for the 2005 period. During the three months ended February 28, 2006 and February 28, 2005, the Company recorded approximately $7,000 and $12,000 respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value.

Income Taxes. Income tax expense was $0 for the three months ended February 28, 2006, compared to $0 for the same period in 2005. The Company did not record income tax expense during the first quarter of fiscal 2005 and 2006 as it was able to utilize its deferred tax assets to offset its taxable income.

Liquidity and Capital Resources

Through February 28, 2006, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fees and ongoing storage fees.

At February 28, 2006, the Company had cash and cash equivalents of $8,966,963 as compared to $7,979,377 at November 30, 2005. The increase in cash and cash equivalents during the three months ended February 28, 2006 was primarily attributable to the following:

Cash provided by operating activities for the three months ended February 28, 2006 amounted to $710,283 which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base. During the prior year, the Company began requiring credit cards to be used by all new clients. This has resulted in an increase in operating cash flow.

Cash provided by investing activities for the three months ended February 28, 2006 amounted to $304,163 which was primarily attributable to the proceeds for the redemption of marketable securities.

Cash used in financing activities for the three months ended February 28, 2006 amounted to $26,860, which consisted of repayments of a deferred consulting obligation to a former officer.

The Company also has certain investments in marketable securities and certificates of deposit, totaling $150,604 at February 28, 2006.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flows from operations. The Company anticipates making capital expenditures of approximately $2,000,000 over the next twelve months.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. In the past several years, the Company has attempted to focus its capital resources on its core business of cellular processing and cryogenic storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. In the future, the Company will evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with the Company’s strategic direction.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of February 28, 2006 and November 30, 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The Company has certain investments as of February 28, 2006 and November 30, 2005 that have been below fair market value for several years. The write down associated with these investments has been recorded in other comprehensive income. Management believes that the decline in market value of these investments is temporary based on current industry reports and economic and technological trends.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of February 28, 2006 and November 30, 2005.

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

(xi)	any failure to timely launch anticipated new service offerings, such as the processing and storage of Plureon® (placental) Stem Cells, or the failure of any such new service offerings to gain market acceptance; and

(xii)	any negative effect from the filed class action shareholder lawsuits.

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

Date: April 13, 2006