Form 10QSB
period 2006-05-31
CRYO CELL INTERNATIONAL INC
filed 2006-07-17
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2006

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 13, 2006, 11,624,629 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2006	November 30, 2005
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,742,975	$7,979,377
Restricted cash	200,000	200,000
Marketable securities and other investments	81,524	484,491
Accounts receivable and advances (net of allowance for doubtful accounts of $864,548 and $633,557, respectively)	833,429	1,043,748
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	959,587	693,852

Total current assets	9,862,515	10,446,468

Property and Equipment-net	3,002,003	2,923,959

Other Assets
Marketable securities and other investments	989,581	35,222
Notes receivable	90,875	100,000
Investment in Saneron CCEL Therapeutics, Inc.	672,110	684,939
Deposits and other assets	45,422	42,922

Total other assets	1,797,988	863,083

Total assets	$14,662,506	$14,233,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$698,042	$478,575
Accrued expenses	1,243,464	1,171,845
Deferred revenue	3,358,599	3,277,622

Total current liabilities	5,300,104	4,928,042

Other Liabilities
Deferred revenue	5,239,254	4,457,245
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	606,630	658,666

Total other liabilities	9,640,884	8,910,911

Stockholders’ (Deficit) Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,624,629 as of May 31, 2006 and November 30, 2005 issued and outstanding)	116,247	116,247
Additional paid-in capital	23,853,320	23,768,054
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(228,533)	(274,834)
Accumulated deficit	(23,180,215)	(22,375,609)

Total stockholders’ (deficit) equity	(278,482)	394,557

Total liabilities and stockholders’ (deficit) equity	$14,662,506	$14,233,510

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Revenue	$4,480,285	$3,574,369	$8,171,537	$6,842,727

Costs and Expenses:
Cost of sales	1,621,179	1,107,898	2,828,695	1,958,030
Marketing, general & administrative expenses	3,404,327	2,621,617	5,878,291	4,652,320
Research, development and related engineering	129,024	2,204	140,644	16,068
Renegotiation of deferred consulting agreement	—	(498,161)	—	(498,161)
Depreciation and amortization	105,172	111,128	215,005	217,792

Total cost and expenses	5,259,702	3,344,686	9,062,634	6,346,049

Operating (Loss) Income	(779,417)	229,683	(891,097)	496,678

Other Income (Expense):
Interest income	70,997	31,645	139,442	52,561
Interest expense	(253,979)	(202,936)	(483,652)	(390,763)
Other (expense) income	(4,528)	(3,207)	982	(8,386)
Licensee income	136,742	93,198	469,976	197,954

Total other (expense) income	(50,768)	(81,300)	126,748	(148,634)

(Loss) Income before income tax expense and equity in losses of affiliate	(830,185)	148,383	(764,349)	348,044

Income tax expense	—	—	—	—
Equity in losses of affiliate	(29,948)	(32,812)	(40,256)	(53,847)

	(29,948)	(32,812)	(40,256)	(53,847)

Net (Loss) Income	$(860,133)	$115,571	$(804,605)	$294,197

Net (loss) income per common share - basic	$(0.07)	$0.01	$(0.07)	$0.03

Weighted average common shares outstanding - basic	11,624,629	11,602,047	11,624,629	11,545,765

Net (loss) income per common share - diluted	$(0.07)	$0.01	$(0.07)	$0.02

Weighted average common shares outstanding - diluted	11,624,629	12,193,013	11,624,629	12,185,663

Comprehensive (loss) income:
Net (loss) income:	$(860,133)	115,571	$(804,605)	$294,197

Unrealized gain (loss) on marketable securities	25,920	(13,238)	46,301	(75,102)

Comprehensive (loss) income	$(834,213)	$102,333	$(758,304)	$219,095

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	May 31, 2006	May 31, 2005
Cash Flows from Operating Activities:
Net (Loss) Income	$(804,605)	$294,197
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	308,294	287,184
Loss (gain) on sale of marketable securities	(5,510)	3,207
Loss on sale of property and equipment	4,528	5,179
Gain on renegotiation of deferred consulting agreement	—	(498,161)
Compensatory element of stock options	57,839	12,628
Provision for doubtful accounts	238,703	209,477
Equity in losses of affiliate	40,256	53,847
Changes in assets and liabilities:
Accounts receivable and advances	(33,384)	(393,297)
Receivable - Affiliates	—	231,880
Note receivable	9,125	—
Prepaid expenses and other current assets	(265,737)	(329,831)
Deposits and other assets	(2,500)	7,230
Accounts payable	219,467	165,757
Accrued expenses	71,619	(304,823)
Deferred revenue	862,986	941,087

Net cash provided by operating activities	701,081	685,561

Cash flows from investing activities:
Purchases of property and equipment	(390,866)	(522,327)
Sale of property and equipment	5,000	21,201
Purchase of marketable securities and other investments	(989,581)	—
Proceeds from sale of marketable securities	490,000	362,999

Net cash used in investing activities	(885,447)	(138,127)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	180,895
Repayments of deferred consulting obligation	(52,036)	(47,044)

Net cash (used in) provided by financing activities	(52,036)	133,851

(Decrease) Increase in cash and cash equivalents	(236,402)	681,285
Cash and cash equivalents - beginning of period	7,979,377	4,737,368

Cash and cash equivalents - end of period	$7,742,975	$5,418,653

Supplemental disclosure of cash flow information:
Interest	$456,421	$372,949

Supplemental schedules of non-cash investing and financing activities:

Unrealized gain (loss) as a component of marketable securities and shareholders’ equity	$46,301	$(75,102)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2006 and November 30, 2005, the related Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended May 31, 2006 and May 31, 2005, and the related Consolidated Statements of Cash Flows for the six months ended May 31, 2006 and May 31, 2005 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing, and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales. Since the implementation of a new price increase in December 2005 the Company no longer charges shipping and handling costs.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of May 31, 2006 and November 30, 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record income tax expense during the six months ended May 31, 2006 and May 31, 2005 as it was able to utilize its deferred tax assets to offset its taxable income.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the three and six months ended May 31, 2006 and May 31, 2005.

Note 2 – Loss (Earnings) per Common Share

(Loss) Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Numerator:
Net (Loss) Income	$(860,133)	$115,571	$(804,605)	$294,197
Denominator:
Weighted-average shares outstanding-basic	11,624,629	11,602,047	11,624,629	11,545,765

Dilutive common shares issuable upon exercise of stock options	—	590,966	—	639,898

Weighted-average shares-diluted	11,624,629	12,193,013	11,624,629	12,185,663

(Loss) Earnings per share:
Basic	$(.07)	$.01	$(.07)	$.03

Diluted	$(.07)	$.01	$(.07)	$.02

For the three and six months ended May 31, 2006, basic and diluted (loss) earnings per share was computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. The Company excluded the effect of all outstanding options from the computation of earnings per share for the three months and six months ended May 31, 2006 as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

For the three and six months ended May 31, 2005, options to purchase 433,546 and 389,056 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

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

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, In re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Company intends to vigorously defend the suit. The Delaware court has stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office. Patent Office examiners have entered office actions rejecting all claims of all four patents. These actions are not final, and PharmaStem has the opportunity to present further arguments to the examiner and to appeal an adverse final determination.

Note 4 - Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

The Company has an ownership interest of approximately 38% in Saneron, which is accounted for under the equity method of accounting, as of May 31, 2006 and November 30, 2005. During 2005, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2005. As of May 31, 2006 and November 30, 2005, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the accompanying consolidated balance sheets at approximately $672,000 and $685,000, respectively.

For the three and six months ended May 31, 2006, the Company recorded equity in losses of affiliate in losses of Saneron operations of $29,948 and $40,256. Included in equity in losses of affiliate is approximately $20,200 and $27,400 for the three and six months ended May 31, 2006, related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value. For the three and six months ended May 31, 2005, the Company recorded equity in losses of Saneron operations of $32,812 and $53,847. Included in equity in losses of affiliate is approximately $13,200 and $23,100 for the three and six months ended May 31, 2005 related to compensation expense for stock option awards that were granted by Saneron.

As of May 31, 2006 and November 30, 2005, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Note 5 – Stock Options

The Company accounts for stock options under APB No. 25, under which no compensation expense has been recognized for stock options issued to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three and six months ended May 31, 2006 and is $29,903 and $57,839, respectively. The expense recognized for the three and six months ended May 31, 2005 is $3,715 and $12,628, respectively.

Had SFAS No. 123 been implemented, the Company’s net (loss) income per share would have been adjusted to the amounts indicated below for the three and six months ended May 31, 2006 and May 31, 2005:

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net (Loss) Income, as reported	$(860,133)	$115,571	$(804,605)	$294,197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(80,742)	(114,725)	(118,927)	(164,608)
Pro forma net (loss) income	$(940,875)	$846	$(923,532)	$129,589
(Loss) Earnings per share:
Basic-as reported	$(.07)	$.01	$(.07)	$.03
Diluted-as reported	$(.07)	$.01	$(.07)	$.02
Basic-pro forma	$(.08)	$—	$(.08)	$.01
Diluted-pro forma	$(.08)	$—	$(.08)	$.01

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Marketable securities were $1,071,105 and $519,713 and at May 31, 2006 and November 30, 2005. In accordance with SFAS No. 115, the Company recorded a gain of $5,510 for the three and six months ended May 31, 2006, and recorded a loss of $3,207 for the three and six months ended May 31, 2005, in conjunction with the sale of certain marketable securities. Marketable securities and other investments on the accompanying consolidated balance sheet as of May 31, 2006, includes a bond investment of approximately $990,000. Also included within marketable securities and other investments on the accompanying consolidated balance sheets as of May 31, 2006 and November 30, 2005 are certificates of deposits of approximately $0 and $484,000 recorded at cost.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for marketable securities which are classified as available for sale. The fair value of other investments as of May 31, 2006 and November 30, 2005 was approximately $82,000 and $35,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $134,000 and $181,000 as of May 31, 2006 and November 30, 2005, respectively.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of May 31, 2006 and November 30, 2005.

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

During the six months ended May 31, 2006, the Company increased its revenues by 19% over the level in the 2005 period and incurred a net loss of approximately $805,000, compared to net income of approximately $294,000 in the 2005 period. Net storage revenues increased because of an increase in the customer base and the effects of a price increase implemented during fiscal 2006. The Company experienced a net loss in the 2006 period due to increases in cost of sales and marketing, general, and administrative expenses, partially offset by the increase in revenue and a significant increase in licensee income in 2006. In addition, net income in the 2005 period was increased by the effect of a non-cash income liability reversal of $498,000 in connection with the renegotiation of a consulting agreement with a former officer.

In October 2005, the Company announced an agreement with Plureon under which the Company will have the exclusive rights to market the service of collecting, processing and preserving placental stem cells as a supplement to its existing services involving U-Cord® stem cells. The Company expects to launch this service during the fall of 2006. The Company expects to charge an initial fee for collection and processing the placental stem cells, in addition to its existing fees for collection and processing of U-Cord® stem cells. Also, the Company will charge an annual storage fee for storage of the placental stem cells, in addition to the storage fee for the U-Cord® stem cells. The Company will pay royalties to Plureon for sub-licensing the underlying technology.

At May 31, 2006, the Company had cash and cash equivalents of approximately $7,743,000 and marketable securities and other investments of approximately $1,071,000. The Company’s cash decreased by approximately $236,000 during the first two quarters, as a result of the purchase of a bond investment and the purchase of property and equipment, which was offset by cash flow from operations and the proceeds from the redemption of marketable securities. As of July 13, 2006, the Company maintains no indebtedness.

Results of Operations - Three-month period ended May 31, 2006

Revenues. Revenues for the three months ended May 31, 2006 were $4,480,285 as compared to $3,574,369 for the same period in 2005, representing a 25% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. Cost of sales for the three months ended May 31, 2006 was $1,621,179 as compared to $1,107,898 for the same period in 2005, representing a 46% increase. Cost of sales was 36% of revenues for the three months ended May 31, 2006 compared with 31% for the three months ended May 31, 2005. Cost of sales as a percentage of revenue increased due to an increase in laboratory supplies, return medical courier service charges, and cord blood collection reimbursements. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005. The increase in the cost of laboratory supplies is a direct result of the transition to the new processing methodology. The increase in collection kit freight charges is a direct result of the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended May 31, 2006 were $3,404,327 as compared to $2,621,617 for the three months ended May 31, 2005, a 30% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in an increase in advertising and consulting fees associated with its corporate rebranding. An increase in salaries and wages also contributed to the increase. Marketing, general and administrative expenses were 76% of revenues for the three months ended May 31, 2006 compared to 73% for the three months ended May 31, 2005. The Company has announced plans to further expand its sales and marketing initiatives in the next several quarters, which can be expected to cause continued increases in marketing, general and administrative expenses on a year-over-year basis.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2006 were $129,024 as compared to $2,204 for the three months ended May 31, 2005. The increase related to the Company’s development expenses for proprietary technology to collect, process and cryogenically preserve Plureon Stem Cells (PSCs) collected from placental stem cells under the agreement with Plureon.

Renegotiation of Deferred Consulting Agreement. For the three months ended May 31, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of the settlement agreement are confidential.

Interest Expense. Interest expense for the three months ended May 31, 2006 was $253,979 as compared to $202,936 for the same period in 2005. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (RSAs) with third parties based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $9,149 and $5,206 for the three months ended May 31, 2006 and May 31, 2005, respectively.

Licensee Income. Licensee income for the three months ended May 31, 2006, was $136,742 as compared to $93,198 for the same period in 2005. Licensee income for these periods consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $29,948 for the three months ended May 31, 2006, compared to $32,812 for the 2005 period. During the three months ended May 31, 2006 and May 31, 2005, the Company recorded approximately $20,000 and $13,000 respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value.

Income Taxes. Income tax expense was $0 for the three months ended May 31, 2006, compared to $0 for the same period in 2005. The Company did not record income tax expense during the three months ended May 31, 2006 and May 31, 2005, as it was able to utilize its deferred tax assets to offset its taxable income.

Results of Operations - Six-month period ended May 31, 2006

Revenues. Revenues for the six months ended May 31, 2006 were $8,171,537 as compared to $6,842,727 for the same period in 2005, representing a 19% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. Cost of sales for the three months ended May 31, 2006 was $2,828,695 as compared to $1,958,030 for the same period in 2005, representing a 44% increase. Cost of sales was 35% of revenues for the six months ended May 31, 2006 compared with 29% for the three months ended May 31, 2005. Cost of sales as a percentage of revenue increased due to an increase in laboratory supplies, return medical courier service charges, and cord blood collection reimbursements. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005. The increase in the cost of laboratory supplies is a direct result of the transition to the new processing methodology. The increase in collection kit freight charges is a direct result of the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2006 were $5,878,291 as compared to $4,652,320 for the six months ended May 31, 2005 representing a 26% increase. The increase was largely attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in an increase in advertising and consulting fees associated with its corporate rebranding. An increase in salaries and wages also contributed to the increase. Marketing, general and administrative expenses were 72% of revenues for the six months ended May 31, 2006 compared to 68% for the six months ended May 31, 2005. Marketing, general and administrative expenses increased slightly as a percentage of revenues due to the aforementioned increases, which were partially offset by the increase in revenues. The Company has announced plans to further expand its sales and marketing initiatives in the next several quarters, which can be expected to cause continued increases in marketing, general and administrative expenses on a year-over-year basis.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2006 were $140,644 as compared to $16,068 for the six months ended May 31, 2005. The increase was due to expenses related to the Company’s development expenses for the proprietary technology to collect, process and cryogenically preserve Plureon Stem Cells (PSCs) collected from placental stem cells under the agreement with Plureon.

Renegotiation of Deferred Consulting Agreement. For the six months ended May 31, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of the settlement agreement are confidential.

Interest Expense. Interest expense for the six months ended May 31, 2006 was $483,652 as compared to $390,763 for the same period in 2005. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $20,970 and $5,206 for the six months ended May 31, 2006 and May 31, 2005, respectively.

Licensee Income. Licensee income for the six months ended May 31, 2006, was $469,976 as compared to $197,954 for the same period in 2005. Licensee income for the six months ended May 31, 2006, consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $321,253 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the six months ended May 31, 2005 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $40,256 for the six months ended May 31, 2006, compared to $53,847 for the 2005 period. During the six months ended May 31, 2006 and May 31, 2005, the Company recorded approximately $27,000 and $23,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value.

Income Taxes. Income tax expense was $0 for the six months ended May 31, 2006, compared to $0 for the same period in 2005. The Company did not record income tax expense during the six months ended May 31, 2006 and May 31, 2005, as it was able to utilize its deferred tax assets to offset its taxable income.

Liquidity and Capital Resources

Through May 31, 2006, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fees and ongoing storage fees.

At May 31, 2006, the Company had cash and cash equivalents of $7,742,975 as compared to $7,979,377 at November 30, 2005. The decrease in cash and cash equivalents during the six months ended May 31, 2006 was primarily attributable to the following:

Cash provided by operating activities for the six months ended May 31, 2006 amounted to $701,081 which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base. During the prior year, the Company began requiring credit cards to be used by all new clients. This has resulted in an increase in operating cash flow.

Cash used in investing activities for the six months ended May 31, 2006 amounted to $885,447 which was primarily attributable to the purchase of a bond investment and property and equipment, partially offset by proceeds for the redemption of marketable securities.

Cash used in financing activities for the six months ended May 31, 2006 amounted to $52,036, which consisted of repayments of a deferred consulting obligation to a former officer.

The Company also has certain investments in marketable securities totaling $1,071,105 at May 31, 2006.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flows from operations. The Company anticipates making capital expenditures of approximately $500,000 over the next twelve months exclusive of the anticipated expenditures related to lease amendment described below.

On June 7, 2006, Cryo-Cell International, Inc. (the “Company”) entered into a First Lease Amendment with Brooker Creek North I, LLP (“Brooker Creek”), which amends the Company’s Lease Agreement with Brooker Creek dated April 21, 2004 respecting the Company’s principal offices located at 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida. The original Lease Agreement covered approximately 17,600 square feet of space. Under the amendment, the Company elected to lease an additional 9,600 square feet of space at the Brooker Creek Boulevard location, beginning on August 1, 2006 and ending with the termination of the April 21, 2005 Lease Agreement. The amendment requires the Company to pay rent for the additional space in an amount of $10,400 per month for the first full year ending July 31, 2007, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the period from August 1, 2014 through July 31, 2015, the end of the initial term of the lease. The Company anticipates making capital expenditures in connection of the lease of approximately $500,000 over the next twelve months.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 to 18 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and controlling expenses. In the past several years, the Company has attempted to focus its capital resources on its core business of cellular processing and cryogenic storage services by de-emphasizing certain non-core business activities and through settlement of some of its legal disputes. In the future, the Company will evaluate and consider pursuing certain opportunities outside of a core business, on a selective basis, in which operational synergies and economic potential align with the Company’s strategic direction.

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

Reclassifications

Reclassifications have been made to the consolidated financial statements for the three and six months ended May 31, 2005 to conform to the May 31, 2006 presentation.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales. Since the implementation of a new price increase in December 2005 the Company no longer charges shipping and fees.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the second quarter of fiscal 2006, the Company changed its methodology regarding the recording of its allowance for doubtful accounts. As a result, the Company’s allowance for doubtful accounts increased during the second quarter of fiscal 2006.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of May 31, 2006 and November 30, 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, debt and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The Company has certain investments as of May 31, 2006 and November 30, 2005 that have been below fair market value for several years. The write down associated with these investments has been recorded in other comprehensive income. Management believes that the decline in market value of these investments is temporary based on current industry reports and economic and technological trends.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of May 31, 2006 and November 30, 2005.

Payment Guarantee and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment guarantee under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the guarantee program nor has it incurred costs related to these guarantees. The Company does not maintain insurance for this guarantee program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the guarantee as an obligation and recognize the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment, multiplied by the number of units covered by the guarantee, multiplied by the expected transplant rate, multiplied by the expected engraftment failure rate, multiplied by a time factor plus the $10,000 maximum expense reimbursement, multiplied by the number of units covered by the guarantee, multiplied by the expected transplant rate, multiplied by a time factor. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the guarantee. As of May 31, 2006 and May 31, 2005 the Company recorded reserves under these programs in the amounts of $13,967 and $0, respectively.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Cryo-Cell International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2006 annual meeting of shareholders on June 28, 2006. At the meeting, the stockholders voted to re-elect five director nominees to serve one-year terms or until their successors are elected and qualified. The results of the voting were as follows:

Director-Nominees	For	Withheld
Mercedes Walton	8,656,504	1,478,819
Gaby W. Goubran	8,638,636	1,496,687
Jagdish Sheth	8,656,702	1,478,621
Anthony Finch	8,677,602	1,457,621
Scott Christian	8,663,951	1,471,372

At the 2006 annual meeting, the stockholders also voted for the ratification of Grant Thornton LLP as the independent registered public accountants of the Company for the year ending November 30, 2006. The results of the voting were as follows:

For	Against	Abstain
9,911,371	181,033	42,919

Finally, the stockholders also voted at the 2006 annual meeting to approve the Company’s 2006 Stock Incentive Plan. The results of the voting were as follows:

For	Against	Abstain	Not Voted
2,215,187	1,963,602	74,788	5,881,746

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: July 17, 2006