Form 10QSB
period 2006-08-31
CRYO CELL INTERNATIONAL INC
filed 2006-10-16
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2006

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 13, 2006, 11,624,629 shares of $0.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one). Yes   ☐    No   ☒

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2006	November 30, 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$7,630,673	$7,979,377
Restricted cash	200,000	200,000
Marketable securities and other investments	—	484,491
Accounts receivable and advances (net of allowance for doubtful accounts of $960,525 and $633,557, respectively)	1,225,251	1,043,748
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	719,268	693,852

Total current assets	9,820,192	10,446,468

Property and Equipment-net	2,921,301	2,923,959

Other Assets
Marketable securities and other investments	1,058,161	35,222
Notes receivable	92,450	100,000
Investment in Saneron CCEL Therapeutics, Inc.	690,219	684,939
Deposits and other assets	108,645	42,922

Total other assets	1,949,475	863,083

Total assets	$14,690,968	$14,233,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$522,705	$478,575
Accrued expenses	1,756,715	1,171,845
Deferred revenue	3,358,599	3,277,622

Total current liabilities	5,638,019	4,928,042

Other Liabilities
Deferred revenue	5,867,556	4,457,245
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	578,876	658,666

Total other liabilities	10,241,432	8,910,911

Stockholders’ (Deficit) Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,624,629 as of August 31, 2006 and November 30, 2005 issued and outstanding)	116,247	116,247
Additional paid-in capital	23,888,389	23,768,054
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(94,056)	(274,834)
Accumulated deficit	(24,259,762)	(22,375,609)

Total stockholders’ (deficit) equity	(1,188,483)	394,557

Total liabilities and stockholders’ (deficit) equity	$14,690,968	$14,233,510

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Revenue	$4,589,222	$3,772,135	$12,760,760	$10,614,862

Costs and Expenses:
Cost of sales	1,666,204	1,100,580	4,494,898	3,058,609
Marketing, general & administrative expenses	3,599,516	1,879,451	9,477,807	6,531,772
Research, development and related engineering	114,756	3,740	255,400	19,808
Renegotiation of deferred consulting agreement	—	—	—	(498,161)
Impairment of assets	147,420	—	147,420	—
Depreciation and amortization	104,044	114,880	319,049	332,672

Total cost and expenses	5,631,940	3,098,651	14,694,574	9,444,700

Operating (Loss) Income	(1,042,718)	673,484	(1,933,814)	1,170,162

Other Income (Expense):
Interest income	77,411	39,990	216,853	92,550
Interest expense	(271,917)	(246,330)	(755,568)	(637,093)
Other (expense) income	(428)	—	554	(8,386)
Licensee income	164,828	160,766	634,804	358,719

Total other (expense) income	(30,106)	(45,574)	96,643	(194,210)

(Loss) Income before income tax expense and equity in losses of affiliate	(1,072,824)	627,910	(1,837,171)	975,952

Income tax benefit	—	41,001	—	41,001
Equity in losses of affiliate	(6,726)	(71,512)	(46,982)	(125,358)

	(6,726)	(30,511)	(46,982)	(84,357)

Net (Loss) Income	$(1,079,550)	$597,399	$(1,884,153)	$891,595

Net (loss) income per common share - basic	($0.09)	$0.05	($0.16)	$0.08

Weighted average common shares outstanding - basic	11,624,629	11,613,528	11,624,629	11,568,518

Net (loss) income per common share - diluted	($0.09)	$0.05	($0.16)	$0.07

Weighted average common shares outstanding - diluted	11,624,629	12,233,516	11,624,629	12,234,172

Comprehensive (loss) income:
Net (loss) income:	$(1,079,550)	597,399	$(1,884,153)	$891,595
Unrealized gain (loss) on marketable securities	(12,943)	(38,474)	33,358	(113,574)
Write-off of unrealized loss on marketable securities	147,420	—	147,420	—

Comprehensive (loss) income	$(945,073)	$558,925	$(1,703,375)	$778,021

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	August 31, 2006	August 31, 2005
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,884,153)	$891,595
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization expense	492,406	439,102
(Gain) loss on sale of marketable securities	(5,510)	3,207
Loss on sale of property and equipment	4,956	5,179
Gain on renegotiation of deferred consulting agreement	—	(498,161)
Compensatory element of stock options	68,074	12,628
Provision for doubtful accounts	338,272	298,746
Impairment of assets	147,420	—
Equity in losses of affiliate	46,982	125,358
Changes in assets and liabilities:
Accounts receivable and advances	(524,775)	(379,359)
Receivable - Affiliates	—	231,880
Note receivable	7,550	—
Prepaid expenses and other current assets	(25,415)	(241,977)
Deposits and other assets	(65,723)	6,921
Accounts payable	44,130	55,895
Accrued expenses	584,870	(624,986)
Deferred revenue	1,491,288	1,542,982

Net cash provided by operating activities	720,372	1,869,010

Cash flows from investing activities:
Purchases of property and equipment	(494,705)	(621,353)
Sale of property and equipment	5,000	21,201
Purchase of marketable securities and other investments	(989,581)	—
Proceeds from sale of marketable securities	490,000	565,000

Net cash used in investing activities	(989,286)	(35,152)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	190,021
Repayments of deferred consulting obligation	(79,790)	(71,065)

Net cash (used in) provided by financing activities	(79,790)	118,956

(Decrease) Increase in cash and cash equivalents	(348,704)	1,952,814

Cash and cash equivalents - beginning of period	7,979,377	4,737,368

Cash and cash equivalents - end of period	$7,630,673	$6,690,182

Supplemental disclosure of cash flow information:
Interest	$712,800	$595,037

Income taxes	$—	$45,000

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain (loss) as a component of marketable securities and shareholders’ equity	$33,358	$(113,574)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2006 and November 30, 2005, the related Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended August 31, 2006 and August 31, 2005, and the related Consolidated Statements of Cash Flows for the nine months ended August 31, 2006 and August 31, 2005 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of August 31, 2006 and November 30, 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record income tax expense during the nine months ended August 31, 2006 and August 31, 2005 as it was able to utilize its deferred tax assets to offset its taxable income.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the three and nine months ended August 31, 2006 and August 31, 2005.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Note 2 – Loss (Earnings) per Common Share

(Loss) Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Numerator:
Net (Loss) Income	$(1,079,550)	$597,399	$(1,884,153)	$891,595
Denominator:
Weighted-average shares outstanding-basic	11,624,629	11,613,528	11,624,629	11,568,518

Dilutive common shares issuable upon exercise of stock options	—	619,988	—	665,654

Weighted-average shares-diluted	11,624,629	12,233,516	11,624,629	12,234,172

(Loss)Earnings per share:
Basic	$(.09)	$.05	$(.16)	$.08

Diluted	$(.09)	$.05	$(.16)	$.07

For the three and nine months ended August 31, 2006, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

For the three and nine months ended August 31, 2005, options to purchase 712,556 and 306,900 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

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

Note 4 – Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

The Company has an ownership interest of approximately 38% in Saneron, which is accounted for under the equity method of accounting, as of August 31, 2006 and November 30, 2005. During 2005, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2005. As of August 31, 2006 and November 30, 2005, the net Saneron investment, including goodwill of approximately $684,000, is reflected on the accompanying consolidated balance sheets at approximately $690,000 and $685,000, respectively.

For the three and nine months ended August 31, 2006, the Company recorded equity in losses of affiliate in losses of Saneron operations of $6,726 and $46,982. Included in equity in losses of affiliate is approximately $24,900 and $52,300 for the three and nine months ended August 31, 2006, related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value. For the three and nine months ended August 31, 2005, the Company recorded equity in losses of Saneron operations of $71,512 and $125,358. Included in equity in losses of affiliate is approximately $54,000 and $77,000 for the three and nine months ended August 31, 2005 related to compensation expense for stock option awards that were granted by Saneron.

As of August 31, 2006 and November 30, 2005, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Note 5 – Stock Options

The Company accounts for stock options under APB No. 25, under which no compensation expense has been recognized for stock options issued to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the three and nine months ended August 31, 2006 and is $10,235 and $68,074, respectively. The expense recognized for the three and nine months ended August 31, 2005 is $0 and $12,628, respectively.

Had SFAS No. 123 been implemented, the Company’s net (loss) income per share would have been adjusted to the amounts indicated below for the three and nine months ended August 31, 2006 and August 31, 2005:

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Net (Loss) Income, as reported	$(1,079,550)	$597,399	$(1,884,153)	$891,595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(116,891)	(552,126)	(235,819)	(716,733)
Pro forma net (loss) income	$(1,196,441)	$45,273	$(2,119,972)	$174,862
(Loss) Earnings per share:
Basic-as reported	$(.09)	$.05	$(.16)	$.08
Diluted-as reported	$(.09)	$.05	$(.16)	$.07
Basic-pro forma	$(.10)	$—	$(.18)	$.02
Diluted-pro forma	$(.10)	$—	$(.18)	$.01

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Marketable securities were $1,058,162 and $519,713 and at August 31, 2006 and November 30, 2005. In accordance with SFAS No. 115, the Company recorded a gain of $5,510 for the three and nine months ended August 31, 2006, and recorded a loss of $0 and $3,207 for the three and nine months ended August 31, 2005, in conjunction with the sale of certain marketable securities. Marketable securities and other investments on the accompanying consolidated balance sheet as of August 31, 2006, includes a bond investment of approximately $990,000. Also included within marketable securities and other investments on the accompanying consolidated balance sheets as of August 31, 2006 and November 30, 2005 are certificates of deposits of approximately $0 and $484,000 recorded at cost.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for marketable securities which are classified as available for sale. The fair value of other investments as of August 31, 2006 and November 30, 2005 was approximately $69,000 and $35,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $0 and $181,000 as of August 31, 2006 and November 30, 2005, respectively. The cost basis of the other investments was written down to fair value and charged to impairment during the third quarter of fiscal 2006 as it was determined that the decline in fair market value was other-than-temporary.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of August 31, 2006 and November 30, 2005.

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

During the nine months ended August 31, 2006, the Company increased its revenues by 20% over the level in the 2005 period and incurred a net loss of approximately $1,884,000, compared to net income of approximately $892,000 in the 2005 period. Net storage revenues increased because of an increase in the customer base and the effects of a price increase implemented during fiscal 2006. The Company experienced a net loss in the 2006 period due to increases in cost of sales and marketing, general, and administrative expenses, partially offset by the increase in revenue and a significant increase in licensee income in 2006. In addition, net income in the 2005 period was increased by the effect of a non-cash income liability reversal of $498,000 in connection with the renegotiation of a consulting agreement with a former officer.

In October 2005, the Company announced an agreement with Plureon under which the Company will have the exclusive rights to market the service of collecting, processing and preserving placental stem cells as a supplement to its existing services involving U-Cord® stem cells. The Company expects to launch this service commercially by the first quarter of fiscal 2007. The Company expects to charge an initial fee for collection and processing the placental stem cells, in addition to its existing fees for collection and processing of U-Cord® stem cells. Also, the Company will charge an annual storage fee for storage of the placental stem cells, in addition to the storage fee for the U-Cord® stem cells. The Company will pay royalties to Plureon for sub-licensing the underlying technology. In preparation for the Company’s commercial launch of this service, the Company and Plureon are negotiating the final license fees and renegotiating certain other terms of its agreement with Plureon.

At August 31, 2006, the Company had cash and cash equivalents of approximately $7,631,000 and marketable securities and other investments of approximately $1,058,000. The Company’s cash decreased by approximately $349,000 during the first three quarters, as a result of the purchase of a bond investment and the purchase of property and equipment, which was offset by cash flow from operations and the proceeds from the redemption of marketable securities. As of October 13, 2006, the Company maintains no indebtedness.

Results of Operations - Three-month period ended August 31, 2006

Revenues. Revenues for the three months ended August 31, 2006 were $4,589,222 as compared to

$3,772,135 for the same period in 2005, representing a 22% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. Cost of sales for the three months ended August 31, 2006 was $1,666,204 as compared to $1,100,580 for the same period in 2005, representing a 51% increase. Cost of sales was 36% of revenues for the three months ended August 31, 2006 compared with 29% for the three months ended August 31, 2005. The increase in cost of sales as a percentage of revenue was due to increased expenses for enrollment incentives and cord blood collection reimbursements, as well as the expenses associated with the Company’s introduction of service enhancements in connection with the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended August 31, 2006 were $3,599,516 as compared to $1,879,451 for the three months ended August 31, 2005, an 92% increase. The increase was principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase in consumer advertising and increased expenditures related to corporate re-branding. An increase in salaries and wages also contributed to the increase. Marketing, general and administrative expenses were 78% of revenues for the three months ended August 31, 2006 compared to 50% for the three months ended August 31, 2005. The Company expects to continue expansion of its sales and marketing initiatives in the next several quarters, which can be expected to continue to cause increases in marketing, general and administrative expenses on a year-over-year basis.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2006 were $114,756 as compared to $3,740 for the three months ended August 31, 2005. The increase related to the Company’s development expenses for proprietary technology to collect, process and cryogenically preserve Plureon Stem Cells (PSCs) collected from placental stem cells under the agreement with Plureon.

Impairment of Assets. During the three months ended August 31, 2006, the Company recognized $147,420 in charges related to impairment of assets. During the period ended August 31, 2006, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Interest Expense. Interest expense for the three months ended August 31, 2006 was $271,917 as compared to $246,330 for the same period in 2005. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (RSAs) with third parties based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $10,493 and $13,874 for the three months ended August 31, 2006 and August 31, 2005, respectively.

Licensee Income. Licensee income for the three months ended August 31, 2006, was $164,828 as compared to $160,766 for the same period in 2005. Licensee income for these periods consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $6,726 for the three months ended August 31, 2006, compared to $71,512 for the 2005 period. During the three months ended August 31, 2006 and August 31, 2005, the Company recorded approximately $25,000 and $54,000 respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value.

Income Taxes. The Company did not record income tax expense during the three months ended August 31, 2006 and August 31, 2005, as it was able to utilize its deferred tax assets to offset its taxable income.

Results of Operations - Nine-month period ended August 31, 2006

Revenues. Revenues for the nine months ended August 31, 2006 were $12,760,760 as compared to $10,614,862 for the same period in 2005, representing a 20% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. Cost of sales for the nine months ended August 31, 2006 was $4,494,898 as compared to $3,058,609 for the same period in 2005, representing a 47% increase. Cost of sales was 35% of revenues for the nine months ended August 31, 2006 compared with 29% for the nine months ended August 31, 2005. The increase in cost of sales as a percentage of revenue was due to increased expenses for enrollment incentives, an increase in laboratory supplies, and cord blood collection reimbursements, as well as the expenses associated with the Company’s introduction of service enhancements in connection with the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits. Cost of sales includes wages and supplies associated with new process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. During the second quarter of fiscal 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the American Association of Blood Banks (AABB). The new process utilizes closed-system bags rather than vial storage. Due to this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005. The increase in the cost of laboratory supplies is a direct result of the transition to the new processing methodology.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the nine months ended August 31, 2006 were $9,477,807 as compared to $6,531,772 for the nine months ended August 31, 2005 representing a 45% increase. The increase was principally attributable to the implementation of the Company’s plans to expand its sales and marketing initiatives, which resulted in an increase in advertising and consulting fees associated with its corporate re-branding. An increase in salaries and wages also contributed to the increase. Marketing, general and administrative expenses were 74% of revenues for the nine months ended August 31, 2006 compared to 62% for the nine months ended August 31, 2005. Marketing, general and administrative expenses increased as a percentage of revenues due to the aforementioned increases, which were partially offset by the increase in revenues. The Company expects to continue the expansion of its sales and marketing initiatives in the next several quarters, which can be expected to cause continued increases in marketing, general and administrative expenses on a year-over-year basis.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2006 were $255,400 as compared to $19,808 for the nine months ended August 31, 2005. The increase was due to expenses related to the Company’s development expenses for the proprietary technology to collect, process and cryogenically preserve Plureon Stem Cells (PSCs) collected from placental stem cells under the agreement with Plureon.

Renegotiation of Deferred Consulting Agreement. For the nine months ended August 31, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of the settlement agreement are confidential.

Impairment of Assets. For the nine months ended August 31, 2006, the Company recorded an impairment of assets of $147,420. During the period ended August 31, 2006, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Interest Expense. Interest expense for the nine months ended August 31, 2006 was $755,568 as compared to $637,093 for the same period in 2005. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $31,463 and $19,080 for the nine months ended August 31, 2006 and August 31, 2005, respectively.

Licensee Income. Licensee income for the nine months ended August 31, 2006, was $634,804 as compared to $358,719 for the same period in 2005. Licensee income for the nine months ended August 31, 2006, consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $486,081 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the nine months ended August 31, 2005 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $46,982 for the nine months ended August 31, 2006, compared to $125,358 for the 2005 period. During the nine months ended August 31, 2006 and August 31, 2005, the Company recorded approximately $52,000 and $77,000, respectively, in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees below fair market value.

Income Taxes. The Company did not record income tax expense during the nine months ended August 31, 2006 and August 31, 2005, as it was able to utilize its deferred tax assets to offset its taxable income.

Liquidity and Capital Resources

Through August 31, 2006, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fees and ongoing storage fees.

At August 31, 2006, the Company had cash and cash equivalents of $7,630,673 as compared to $7,979,377 at November 30, 2005. The decrease in cash and cash equivalents during the nine months ended August 31, 2006 was primarily attributable to the following:

Cash provided by operating activities for the nine months ended August 31, 2006 amounted to $720,372 which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base. During the prior year, the Company began requiring credit cards to be used by all new clients. This has resulted in an increase in operating cash flow.

Cash used in investing activities for the nine months ended August 31, 2006 amounted to $989,286 which was primarily attributable to the purchase of a bond investment and property and equipment, partially offset by proceeds for the redemption of marketable securities.

Cash used in financing activities for the nine months ended August 31, 2006 amounted to $79,790, which consisted of repayments of a deferred consulting obligation to a former officer.

The Company also has certain investments in marketable securities totaling $1,058,161 at August 31, 2006.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flows from operations. The Company anticipates making capital expenditures of approximately $1,000,000 over the next twelve months including $500,000 in the anticipated expenditures related to the lease amendment described below.

On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at same location, beginning on August 1, 2006 and ending with the termination of the lease in 2015. The Company’s rent for the additional space is $10,400 per month through July 31, 2007, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the additional space.

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

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the second quarter of fiscal 2006, the Company increased the percentage it applies to its accounts receivable to determine its allowance for doubtful accounts. As a result, the Company’s allowance for doubtful accounts increased during the second quarter of fiscal 2006.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the net deferred tax assets of the Company as of

August 31, 2006 and November 30, 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Investment in Saneron

The Company made a significant investment in Saneron, an entity involved in stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment.

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

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, debt and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value. The Company recorded an impairment charge of approximately $147,000 on one of its available for sale securities during the third quarter of fiscal 2006 as its decline in fair market value was determined to be other-than-temporary.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of August 31, 2006 and November 30, 2005.

Product Guarantee and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment guarantee under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the guarantee program nor has it incurred costs related to these guarantees. The Company does not maintain insurance for this guarantee program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the guarantee as an obligation and recognize the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment, multiplied by the number of units covered by the guarantee, multiplied by the expected transplant rate, multiplied by the expected engraftment failure rate, multiplied by a time factor plus the $10,000 maximum expense reimbursement, multiplied by the number of units covered by the guarantee, multiplied by the expected transplant rate, multiplied by a time factor. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the guarantee. As of August 31, 2006 and November 30, 2005 the Company recorded reserves under these programs in the amounts of $25,214 and $0, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any failure to timely launch the processing and storage of Plureon® (placental) stem cells, which remains subject to certain clinical validation and the negotiation of final financial terms of royalties and other arrangements with Plureon Corporation;

(v)	the failure of the offering of placental stem cell processing and storage services, services that have not previously been offered commercially, to gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility and costs relating to the commercial launch of the placental stem cell service offering;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our ability to effectively compete with local businesses;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	any negative effect from the filed class action shareholder lawsuits.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	2006 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Company’s Form 8-K filed on July 5, 2006).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell INTERNATIONAL, INC.

/s/ MERCEDES WALTON
Mercedes Walton Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans Vice President, Finance

Date: October 13, 2006