Form 10KSB
period 2006-11-30
CRYO CELL INTERNATIONAL INC
filed 2007-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as specified in its charter)

22-3023093	DELAWARE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Brooker Creek Blvd, Suite 1800, Oldsmar, FL	34677
(Address of principal executive offices)	(Zip Code)

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

Issuer’s revenues for its most recent fiscal year: $17,180,383.

As of February 22, 2007 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $26,365,717. The market value of Common Stock of the Issuer, par value $0.01 per share, was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

The number of shares outstanding of the Issuer’s Common Stock, par value $0.01 per share, as of February 23, 2006: 11,624,629.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any failure to timely launch the processing and storage of Plureon® (placental) stem cells, which remains subject to certain developments, including completion of clinical validation and testing for commercialization of the process and the Company’s development of its final business and economic model in offering this service;

(v)	the failure of the offering of processing and storage services for placental stem cells and possibly other new types of stem cells, services that have not previously been offered commercially, to gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xiii)	any negative effect from the filed class action shareholder lawsuits.

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

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated on September 11, 1989 in the State of Delaware. The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations, including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage units. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

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

Stem cells are found in umbilical cord/placental blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 8,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

Plureon® Stem Cells

In October 2005, the Company announced an exclusive Strategic Relationship Agreement with Plureon Corporation, a private biotechnology company, to provide collection and preservation of Plureon’s proprietary stem cells in the United States of America. Under the terms of the agreement, the Company will develop the proprietary methodology to collect, process and cryogenically preserve Plureon® Stem Cells (“PSCs”) collected from placental tissue at the time of birth. The agreement establishes exclusive license rights for the Company to market this service in the United States, and first right-of-refusal for other global markets. The agreement stipulates that the Company must meet certain sales thresholds, after the launch of the service, in order to retain its exclusivity.

PSCs are a novel type of stem cell found in placental tissue and amniotic fluid and discovered by researchers working in the Laboratory for Cell Therapy and Tissue Engineering at Children’s Hospital Boston (a Harvard Medical School teaching affiliate in Boston, MA). Although, to date, PSCs have not been used in human therapies, researchers believe that PSCs may become an alternative to embryonic stem cells in the development of human cellular therapies and for use in regenerative medicine. Researchers have already demonstrated that PSCs have the ability to cure diabetes in small animals. This finding attracted the interest of several large pharmaceutical and life sciences companies. Plureon Corporation has a research and development agreement in the field of diabetes with BD (Becton Dickinson and Company). Plureon is also researching the use of PSCs in treating a host of other diseases, disabilities, and injuries.

In the laboratory, PSCs have been differentiated into many other cell types, including bone, cardiac muscle, skeletal muscle, nerves, liver, and pancreatic cells. Even after hundreds of population doublings, PSCs appear to remain stable and retain their key characteristics. PSCs are collected without harm to an embryo or fetus, and so they do not give rise to the ethical controversy surrounding embryonic stem cells. PSCs differ from embryonic stem cells in other respects, as well. For instance, embryonic stem cells have been shown to form teratomas when implanted into animals, whereas Plureon cells are non-cancer forming.

Cryo-Cell believes that this bundled service will provide parents with the unique opportunity to collect both cord blood and PSCs for their future therapeutic potential. The Company expects to charge a fee for cell collection, processing and storage, and to pay royalties to Plureon for sub-licensing the underlying technology. Technological and related commercialization considerations, combined with emerging regulatory standards, have contributed to postponement of the Company’s plans to launch the Plureon service, which was previously anticipated during 2006. Cryo-Cell currently anticipates the commercial launch of the Plureon® service, in combination with its U-Cord® service during 2007, subject to any unexpected technological and/or related business developments. Prior to the Company’s commercial launch of this service, certain developments must occur, including completion of clinical validation and testing for commercialization of the process and the Company’s development of its final business and economic model in offering this service.

Cellular Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into a 21-year pre-paid storage plan.

In November 2004, the Company relocated its corporate headquarters to a newly constructed, nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (FDA) 21 CFR Part 1271, a new federal regulation with an effective date of May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s laboratory processing facility contains a class 10,000 clean room and class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker,” with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. The Company believes that it was the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility. The Company’s facility, which also currently houses the Company’s clinical services, marketing and administrative operations, is designed and appointed to accommodate a broad range of events such as client tours and open houses, as well as educational workshops for clinicians and expectant parents.

In June 2006, the Company announced that it had signed an amendment to its lease to create a Center of Excellence to be used as a training and educational facility. Under the terms of the lease, the Company will add an additional suite of approximately 9,600 square feet. The Center of Excellence, which is expected to open during 2007, will be housed in a separate facility adjacent to the Company’s corporate headquarters. The Company will use the facility as an event center where the Company will organize, on its own, as well as, by partnering with hospitals and healthcare providers, a variety of pregnancy and parenting-related education classes and professional seminars. Building public awareness for clinicians and families on the significant benefits of umbilical cord blood stem cell preservation continues to be a major initiative for Cryo-Cell.

The Company, in combination with its global affiliates, currently stores over 135,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their family. Approximately 33,000 of these specimens are split specimens, for which the Company stores a duplicate specimen at a secondary storage facility in Sedona, Arizona. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of worldwide specimens preserved.

Medical and Scientific Advisory Board

The Company has a seven member Medical and Scientific Advisory Board (MSAB), with Stephen Noga, M.D., Ph.D. serving as its Chairman. Dr. Noga is currently the Director of Medical Oncology & Hematology at the Alvin & Lois Lapidus Cancer Institute and the Director of the Cellular Therapeutics Program, both at Sinai Hospital of Baltimore. He is an Associate Professor of Oncology and Pathology at The Johns Hopkins University School of Medicine. In addition to his expertise in cellular therapies, Dr. Noga is a noted speaker, has served on many editorial boards and has organized many conferences, advisory committees and review groups.

Dr. Noga is joined by six other highly qualified MSAB members, each having expertise in the areas of either transplant medicine, infectious disease, laboratory/transfusion medicine and/or obstetrics/gynecology.

Marketing

The Company markets its preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2006 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

During 2006, the Company increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals and telemarketing activities. In addition, the Company exhibited at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

To increase awareness among expectant parent audiences, the Company continues to promote its service in several national targeted prenatal magazines including American Baby and Fit Pregnancy, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and the Company has increased its internet marketing campaigns.

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

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Cord Blood Registry, Inc. are competitors who, as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord, a division of ViaCell, and LifeBankUSA, a division of Celgene, are both publicly traded corporations.

The competitors mentioned above, and others, may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, these competitors mentioned above, along with others, charge more for comparable quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2000 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system (QMS). This achievement positions Cryo-Cell as the only cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation. The Company believes it offers the most superior value of highest quality cryopreservation processing and storage in the industry.

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

Research, Development and Related Engineering

The Company incurred costs of $486,164 during fiscal 2006, compared to $26,148 during fiscal 2005, on research, development and related engineering expenses. Research, development and related engineering expenses are due to the Company’s development expenses for the proprietary technology to collect, process and cryogenically preserve Plureon Stem Cells (PSCs) collected from placenta under the agreement with Plureon Corporation.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. The Company voluntarily registered with the FDA in January 2003 and has successfully updated that registration for 2006, thus meeting this compliance requirement.

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

Federal and state laws govern the Company’s ability to obtain and, in some cases, to use and disclose data that we may need to conduct certain activities. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. The Company is not subject to HIPPA because the Company does not engage in certain electronic transactions related to the reimbursement of healthcare and because blood and tissue procurement and banking activities are exempt. However, the healthcare providers that collect umbilical cord blood for the Company’s customers are subject to HIPAA. The identifiable information shared is only what is permitted by HIPAA.

The Company is also subject to local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances. These laws include the Occupational Safety and Health Act (OSHA), current Good Tissue Practices (cGTPs), current Good Manufacturing Practices (cGMPs), Environmental Protection Agency (EPA), and those of the local Department of Health.

Enacted in 1970, OSHA requires all employers to assure safe and healthful working conditions for working men and women through development and implementation of work standards, education, and training. OSHA enforces the standards developed under the Act, applicable to all employers in the U.S. and its territories. Current Good Tissue Practices (cGTPs) are laws, enforced by the Food and Drug Administration (FDA), that define and govern methods used in the manufacture of Human Cells, Tissues, and cellular and tissue-based Products (HCT/Ps). Current Good Manufacturing Practices (cGMPs) are laws, enforced by the FDA, that define and govern methods used in the manufacture of drugs and finished pharmaceuticals. Both of the latter federal practices, or laws, govern the Company’s products.

The Environmental Protection Agency (EPA) governs the management and proper disposal of products and by-products or waste. These products must be disposed in a manner that does not adversely affect the environmental from which it came or where disposed of. The Department of Health on the local level primarily regulates systems and associated equipment employed in recovery activities such as back-up generators; therefore, governing specific internal processes.

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

In addition, as the organization grows and evolves, other legislation and regulations are expected to impact the Company. One such evolution involves activities that may be designated as or involve medical research or cooperative agreements associated with medical research. These types of activities are also governed by the FDA, specifying oversight by an Institutional Review Board (IRB). The IRB is a board or committee that approves the initiation of, and conducts periodic review of, biomedical research involving human subjects. The primary purpose of such review is to assure the protection of the rights and welfare of the human subjects. Governance of biomedical research is codified as laws by Title 21 of the Code of Federal Regulations (CFR) Part 56, and enforced by the FDA.

Hence, as the Company continues to evolve, other impacting governance is expected and planned for.

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

Saneron CCEL Therapeutics, Inc. The Company owned an approximate 38% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2006 and 2005. Saneron has exclusively licensed from both the University of South Florida (“USF”) and the University of Minnesota (“UMN”) various patents and patent applications for the therapeutic use of umbilical cord blood stem cells and Sertoli cells.

To date, Saneron has received eight SBIR/STTR grants, has been the industry sponsor on seven Florida High Tech Corridor grants, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL™ as a treatment for Alzheimer’s. During 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL™ have been underway at Cryo-Cell International’s GMP facility and the University of South Florida.

Safti-Cell, Inc. In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. In December 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 33,000 split specimens at the Safti-Cell facility. In May 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the AABB. The new process utilizes closed-system bags rather than vial storage. In view of this transition to a new processing methodology, as well as the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Payments by the Company to the parties that have entered in to the RSAs totaled $940,828 in fiscal 2006 and $798,199 in fiscal 2005. Such payments are recorded as interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

Texas. In 2001, the Company entered into an agreement with two investors, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg owns a 50% interest in the shared revenue under this revenue sharing agreement. Mr. Nyberg purchased this revenue sharing agreement prior to the time he became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004.

International

In fiscal 2000 the Company began entering into licensing and royalty agreements with certain parties in various international areas in an attempt to capitalize on the Company’s technology. The Company has discontinued two of these relationships in an effort to focus on its core business. In the future, the Company expects to evaluate and pursue certain opportunities, on a selective basis, in which operational synergies and economic potential align with Cryo-Cell’s strategic direction. The following details the background and current status of the significant agreements.

Mexico. On June 13, 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. The Company received an initial up-front license fee payment of $600,000 and, until the amendment described below effective January 1, 2007, was entitled to receive ongoing royalties of 15% of adjusted cord blood processing fees and 25% of storage revenues generated by Cryo-Cell de Mexico’s laboratory operations. The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of $608,043 and $597,013 for the years ended November 30, 2006 and 2005, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive (loss) income. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico. Processing revenues from specimens originating in these territories totaled $410,785 and $248,900 for the years ended November 30, 2006 and 2005 and is reflected in revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

On February 7, 2007, the Company and Cryo-Cell de Mexico executed an amendment to their definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all U-Cord® collection, processing and storage revenues generated effective January 1, 2007. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company’s royalties on storage revenues are now at a level of 10%, compared to 25% prior to the amendment. The total royalty payments per the revised agreement are now capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001.

India/Malaysia/Singapore. On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”) to establish and market its U-Cord® program in India. The up-front license fee of $750,000 is payable by ACCPL in installments, with $275,000 paid in 2004, a second payment of $175,000 paid in 2006, and the final $300,000 payable in 2007 as described below. ACCPL has an option to expand into Singapore and Malaysia for one year after March 5, 2006, the date the licensed services were first offered for sale to the general public in India, as defined in the agreement. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL in 2004. The payment of $175,000 received by the Company during fiscal 2006 is included in licensee income in the consolidated statement of operations and comprehensive (loss) income. The remaining balance due of $300,000 will be recognized under the installment basis of accounting, recognizing each payment when received.

On January 22, 2007, the Company and ACCPL executed an amendment to the definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all cord blood collection, processing and storage revenues generated after September 1, 2006. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India, Singapore and Malaysia rather than the previous royalty rate of 8.5-10%. The Company will now receive royalties on storage revenues of 10%, compared to 10-15%, based on volume, prior to the amendment. All revenues generated prior to the effective date are subject to the original agreement. Per the amendment, ACCPL is required to pay the two remaining license fee payments of $150,000 each by January 31, 2007 and May 31, 2007, respectively, and the first such payment was made in January 2007. The total royalty payments per the agreement are now capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004.

The Company recorded royalties and sub-license fees from ACCPL in the amount of $170,058 and $16,302 for the years ended November 30, 2006 and 2005, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive (loss) income.

Employees

At November 30, 2006, there are 60 full-time and 6 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

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

The Company is periodically involved in litigation and regulatory proceedings incidental to the conduct of business and the Company expects that it will be involved in such litigation and regulatory proceedings from time to time. While the Company believes that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case. In addition to the foregoing, the Company is currently involved in the following:

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

	Low Closing Bid	High Closing Bid
2005
February 28, 2005	2.75	6.70
May 31, 2005	2.15	3.86
August 31, 2005	2.82	3.90
November 30, 2005	2.30	3.89

2006
February 28, 2006	3.26	3.85
May 31, 2006	2.55	3.40
August 31, 2006	2.19	2.80
November 30, 2006	2.25	2.80

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2006, the Company had 318 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2006, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-KSB.

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

During the year ended November 30, 2006, the Company increased its revenues by 19% over the level in fiscal 2005 and incurred a net loss of approximately $2,811,000, compared to net income of approximately $1,033,000 for fiscal 2005. Net storage revenues increased because of an increase in the customer base and the effects of a price increase implemented during fiscal 2006. The Company reported a net loss in fiscal 2006 of approximately ($2.8 million), or ($0.24) per basic common share, compared to net income of approximately $1.0 million, or $0.09 per basic common share, in fiscal 2005. The net loss in fiscal 2006 is in part the result of a 46% increase in cost of sales and a 42% increase in marketing, general and administrative expenses in fiscal 2006 over fiscal 2005, partially offset by the 19% increase in revenue. In addition, the net loss consisted of certain expenses in the 2006 period including approximately $1.0 million for corporate re-branding and strategic corporate development; approximately $486,000 in research and development expenses relating to the Company’s development expenses of proprietary technology to collect, process and cryogenically preserve Plureon® Stem Cells (PSCs) collected from placental stem cells under an agreement with Plureon Corporation; and the effect of an investment that was deemed permanently impaired and recorded as an impairment of assets in the amount of approximately $147,000. The impact of the higher costs and expenses was partially offset by the increase in revenue and a significant increase in licensee income in 2006. In addition, net income in fiscal 2005 was increased by the effect of a non-cash income liability reversal of $498,000 in connection with the renegotiation of a consulting agreement with a former officer.

In October 2005, the Company announced an agreement with Plureon Corporation under which the Company will have the exclusive rights to market the service of collecting, processing and preserving Plureon® placental stem cells as a supplement to its existing services involving U-Cord® stem cells. The Company expects to launch this service during fiscal 2007. The Company expects to charge an initial fee for collection and processing the placental stem cells, in addition to its existing fees for collection and processing of U-Cord® stem cells. Also, the Company will charge an additional annual storage fee for storage of the placental stem cells, in addition to the storage fee for the U-Cord® stem cells. The Company will pay royalties to Plureon Corporation for sub-licensing the underlying technology.

At November 30, 2006, the Company had cash and cash equivalents of $7,414,140 and marketable securities and other investments of $1,040,341. The Company’s cash decreased by approximately $565,000 during fiscal 2006, as a result of the purchase of a bond investment and the purchase of property and equipment, which was partially offset by cash flow from operations and the proceeds from the redemption of marketable securities. The total of cash and marketable securities was essentially flat compared to the end of fiscal 2005. As of February 23, 2007, the Company maintains no indebtedness.

Results of Operations

Revenues. For the fiscal year ended November 30, 2006, the Company had revenues of $17,180,383 compared to $14,451,331 in fiscal 2005, representing a 19% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during fiscal 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. For the fiscal year ended November 30, 2006, cost of sales was $6,067,671, as compared to $4,143,002 in 2005, representing a 46% increase. Costs of sales were 35% of revenues in fiscal 2006 compared to 29% in fiscal 2005. The increase in cost of sales was due in part to the expenses associated with the Company’s introduction of service enhancements in connection with the recent price increase. The enhancements include return shipping by a medical courier to all new U.S. customers, which accounted for approximately $800,000 of the increase. Other contributing factors were increases in cord blood collection reimbursements, as well as an increase in expenses for lab supplies due to the Company’s April 2005 implementation of a new processing methodology in accordance with newly established standards of the AABB. The new process utilizes closed-system bags rather than vial storage. This change caused lab supplies to increase approximately $200,000 from the prior year. Due to this transition to a new processing methodology, as well as the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers during the second quarter of fiscal 2005.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2006 were $12,957,465 as compared to $9,104,087 for the fiscal year ended November 30, 2005 representing a 42% increase. The increase was principally attributable to the implementation of the Company’s previously announced strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase of $2.9 million in marketing expense, principally related to expenses for consumer advertising and consulting fees related to corporate re-branding. In addition, general and administrative costs increased as a result of the Company’s decision to enhance existing production procedures and quality systems, as well as consulting expenses. Marketing, general and administrative expenses were 75% of revenues for the fiscal year ended November 30, 2006 compared to 63% for the fiscal year ended November 30, 2005. Marketing, general and administrative expenses increased as a percentage of revenues due to the aforementioned increases, which were partially offset by the increase in revenues.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2006, were $486,164 as compared to $26,148 in 2005. The increase was due to expenses related to the Company’s development expenses for the proprietary technology to collect, process and cryogenically preserve Plureon® Stem Cells (PSCs) collected from placental stem cells under the agreement with Plureon.

Renegotiation of Deferred Consulting Agreement. For the year ended November 30, 2005, the Company recorded other income of $498,161 due to the cancellation of a deferred consulting obligation agreement. A new deferred consulting agreement was negotiated and signed during the second quarter 2005. The terms of this settlement agreement are confidential.

Impairment of Assets. For the fiscal year ended November 30, 2006, the Company recorded an impairment of assets of $147,420. During the fiscal year ended November 30, 2006, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Interest Expense. Interest expense during the fiscal year ended November 30, 2006, was $1,015,389 compared to $863,713 in 2005. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $41,391 and $30,779 for the years ended November 30, 2006 and 2005, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the fiscal year ended November 30, 2006, was $926,824 as compared to $613,316 in 2005. Licensee income for the fiscal year ended November 30, 2006, consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $778,101 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the fiscal year ended November 30, 2005 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. In late 2006 and early 2007, the Company and its international licensees agreed to changes in the royalty fees for processing and storage in those geographical areas. The new rates are expected to have a negative impact on future royalty income.

Equity in Losses of Affiliates. Equity in losses of affiliates was $84,287 for the fiscal year ended November 30, 2006 compared to a loss of $119,762 in 2005. During fiscal 2006 and 2005, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $83,000 related to compensation expense that resulted from the stock awards in 2006 and approximately $88,000 in 2005.

Income Taxes. The Company did not record an income tax benefit during the fiscal year ended November 30, 2006, as the benefit was offset by an increase in the valuation allowance. Income tax benefit was $36,001 for the fiscal year ended November 30, 2005. The Company recorded an income tax benefit during the fiscal year ended November 30, 2005 due to the reversal of a federal income tax accrual that had been recorded during the fourth quarter of fiscal 2004 for estimated tax payments, which was partially offset by the provision recorded for the year ended November 30, 2005 based on the net profits of the Company.

Liquidity and Capital Resources

Through November 30, 2006, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fee and ongoing storage fees.

At November 30, 2006, the Company had cash and cash equivalents of $7,414,140 as compared to $7,979,377 in 2005. The decrease in cash and cash equivalents was primarily attributable to the following:

Cash provided by operating activities in fiscal 2006 amounted to $924,901 which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base. During the prior year, the Company began requiring credit cards to be used by all new clients. This has resulted in an increase in operating cash flow.

Cash used in investing activities in fiscal 2006 amounted to $1,490,138, which was primarily attributable to the purchase of a bond investment and property and equipment, partially offset by proceeds for the redemption of marketable securities.

There were no cash flows used in or provided by financing activities for fiscal 2006.

The Company also has certain investments in marketable securities totaling $1,040,341 as of November 30, 2006.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flow from operations. The Company anticipates making capital expenditures of approximately $1,400,000 over the next twelve months including $500,000 in the anticipated expenditures related to the lease amendment described below.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB 101) as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the second quarter of fiscal 2006, the Company increased the percentages it applies to its accounts receivable to determine its allowance for doubtful accounts to reflect recent write-off experience. As a result, the Company’s allowance for doubtful accounts increased during the second quarter of fiscal 2006.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2006 and 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the fiscal year ended November 30, 2006, as the benefit was offset by an increase in the valuation allowance.

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

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2006 and November 30, 2005.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as a long-term liability. Given the criteria under which these RSAs are established, cash receipts from these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method. The Company does not intend to enter into additional RSAs.

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has two active licensing agreements, one covering Mexico, Central America, and Ecuador, and the other one covering India, with an option to expand into Singapore and Malaysia.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, and Ecuador. These fees are included in revenue on the consolidated statements of operations and comprehensive (loss) income. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for uncollectible accounts.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value. The Company recorded an impairment charge of approximately $147,000 on one of its available for sale securities during the fiscal year ended November 30, 2006 as its decline in fair market value was determined to be other-than-temporary.

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of November 30, 2006 and 2005.

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

Product Guarantee and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment guarantee under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the guarantee program nor has it incurred costs related to these guarantees. The Company does not maintain insurance for this guarantee program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the guarantee as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the guarantee. As of November 30, 2006 and November 30, 2005 the Company recorded reserves under these programs in the amounts of $35,238 and $0, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Our placental stem cell storage services have not yet been offered, and there is no assurance that these services will be launched or will gain market acceptance.

We intend to launch our offering of the services of processing and storing Plureon® Stem Cells in the first half of 2007. The commercial launch of this offering is subject to certain developments, including completion of clinical validation and testing for commercialization of the process and the Company’s development of its final business and economic model in offering this service. There can be no assurance that the necessary validation and testing and business developments will be successful or that the commercial service will ever be launched. The placental stem cell storage business represents a new and untested service offering of the Company, and there is no assurance that, if launched, it will gain market acceptance. Unlike umbilical cord blood stem cells, placental stem cells have not yet been used in human therapies, and research continues in the medical and scientific communities to attempt to find treatment applications for placental stem cells. Market acceptance of the Company’s Plureon® Stem Cell storage services or potential storage services for other new types of stem cells will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for placental stem cells or other new cells, this may adversely affect our future sales of these services.

We operate in a regulated environment, and our failure to comply with applicable regulations, registrations and approvals could materially and adversely affect our business.

Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003 and successfully updated that registration, thus meeting the compliance requirement. The FDA proposed rules that will regulate current Good Tissues Practices (cGTP). The final rules became effective during 2005. Future FDA regulations could adversely impact or limit our ability to market or perform our services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a material portion of our income, and the continued success of our involvement in those arrangements involves unique risks.

Our licensing activities in Mexico/Central America and India accounted for $926,824 and $613,316 of licensee income for the years ended November 30, 2006 and 2005, respectively. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

•	Local laws may not provide the same degree of protection against infringement of our intellectual property rights;

•	Local laws and business practices could prevent our business from operating or favor local competitors;

•	It may be difficult and time consuming to locate local organizations, with whom to partner, that are capable of undertaking and sustaining operations;

•	We may be forced to incur significant expenses related to entering into licensing and investment arrangements in new foreign markets; and

•

Because the majority of our international license fees are currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets.

If we are unable to meet and overcome these challenges, our international growth may slow, be limited, or be altogether unsuccessful. To the extent our international business activities do not significantly improve in the near future we could have further write-downs of receivables arising from our licensing agreements.

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

On February 22, 2002, the Company was named as a defendant in a complaint filed by Pharmastem Therapeutics, Inc. in the United States District Court of Delaware (Wilmington), Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent) which relates to the collection processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent) which relates to the therapeutic uses of stem cells derived from umbilical cord blood. Pursuant to a jury verdict in 2003, a judgment was entered against the Company in the amount of approximately $958,000 for estimated damages relating to royalties resulting from revenues generated from specimens processed and stored from April 11, 2000 through August 31, 2003.

In 2004, the court reversed this judgment and issued two favorable rulings in favor of the Company and other defendants. However, PharmaStem has noticed an appeal of the decision to the United States Court of Appeals. Further, there is a separate action against the Company pending in Delaware state courts. The Delaware court has stayed all proceedings pending an outcome in the federal case. If the Court of Appeals and/or the Delaware court issues an adverse ruling, this could have a material adverse effect on the Company.

The stem cell preservation market has and continues to become increasingly competitive.

Stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of stem cell preservation businesses and providers of stem storage services. Currently, the Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Cord Blood Registry, Inc. are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord (a division of ViaCell) and LifeBankUSA (a division of Celgene) are affiliates of publicly traded corporations. These competitors may have access to greater financial resources. In addition, established companies with greater access to financial resources may enter our markets and compete with us. Finally, various public cord blood banks are encouraging parents to donate their newborn’s cord blood rather than privately banking it.

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

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 95,000 specimens in Oldsmar, Florida and approximately 33,000 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, the price of our common stock has fluctuated from a high of $6.70 to a low of $2.15. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

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

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 7:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2006 and 2005

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended November 30, 2006 and 2005

Consolidated Statements of Cash Flows

For the Years Ended November 30, 2006 and 2005

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Years Ended November 30, 2006 and 2005

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Cryo-Cell, International, Inc.:

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (a Delaware corporation) as of November 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 21, 2007

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2006	November 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$7,414,140	$7,979,377
Restricted cash	200,000	200,000
Marketable securities and other investments	989,581	484,491
Accounts receivable and advances (net of allowance for doubtful accounts of $905,984 and $633,557, respectively)	1,213,569	1,043,748
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	649,971	693,852

Total current assets	10,512,261	10,446,468

Property and Equipment-net	3,188,662	2,923,959

Other Assets
Marketable securities and other investments	50,760	35,222
Notes receivable	93,238	100,000
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,939
Deposits and other assets	111,462	42,922

Total other assets	939,460	863,083

Total assets	$14,640,383	$14,233,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$1,207,167	$478,575
Accrued expenses	1,706,199	1,171,845
Deferred revenue	3,592,485	3,277,622

Total current liabilities	6,505,851	4,928,042

Other Liabilities
Deferred revenue	5,875,107	4,457,245
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	556,571	658,666

Total other liabilities	10,226,678	8,910,911

Commitments and Contigencies (Note 8)

Stockholders’ (Deficit) Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,624,629 as of November 30, 2006 and November 30, 2005 issued and outstanding)	116,247	116,247
Additional paid-in capital	23,929,761	23,768,054
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(111,876)	(274,834)
Accumulated deficit	(25,186,977)	(22,375,609)

Total stockholders’ (deficit) equity	(2,092,146)	394,557

Total liabilities and stockholders’ (deficit) equity	$14,640,383	$14,233,510

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended
	November 30, 2006	November 30, 2005

Revenue	$17,180,383	$14,451,331

Costs and Expenses:
Cost of sales	6,067,671	4,143,002
Marketing, general & administrative expenses	12,957,465	9,104,087
Research, development and related engineering	486,164	26,148
Renegotiation of deferred consulting agreement	—	(498,161)
Impairment of marketable securities	147,420	—
Depreciation and amortization	481,727	452,295

Total cost and expenses	20,140,447	13,227,371

Operating (Loss) Income	(2,960,064)	1,223,960

Other Income (Expense):
Interest income	322,369	143,495
Interest expense	(1,015,389)	(863,713)
Other (expense) income	(821)	109
Licensee income	926,824	613,316

Total other income (expense)	232,983	(106,793)

(Loss) Income before income tax benefit and equity in losses of affiliate	(2,727,081)	1,117,167

Income tax benefit	—	36,001
Equity in losses of affiliate	(84,287)	(119,762)

	(84,287)	(83,761)

Net (Loss) Income	$(2,811,368)	$1,033,406

Net (loss) earnings per common share—basic	($0.24)	$0.09

Weighted average common shares outstanding—basic	11,624,629	11,582,147

Net (loss) earnings per common share—diluted	($0.24)	$0.08

Weighted average common shares outstanding—diluted	11,624,629	12,232,308

Comprehensive (loss) income:
Net (loss) income:	$(2,811,368)	$1,033,406
Unrealized gain (loss) on marketable securities	15,538	(144,584)
Recognition of unrealized loss on marketable securities	147,420	—

Comprehensive (loss) income	$(2,648,410)	$888,822

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30, 2006	November 30, 2006
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,811,368)	$1,033,406
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization expense	724,524	597,366
(Gain) loss on sale of marketable securities	(5,510)	6,612
Loss on sale of property and equipment	6,331	5,179
Gain on renegotiation of deferred consulting agreement	—	(498,161)
Compensatory element of stock options	78,359	49,335
Provision for doubtful accounts	336,246	289,029
Impairment of marketable securities	147,420	—
Equity in losses of affiliate	84,287	119,762
Changes in assets and liabilities:
Accounts receivable and advances	(511,067)	(278,347)
Receivable—Affiliates	—	231,880
Note receivable	6,762	—
Prepaid expenses and other current assets	43,881	(266,223)
Deposits and other assets	(68,540)	19,450
Accounts payable	728,592	(4,128)
Accrued expenses	534,354	(165,179)
Deferred consulting obligation	(102,095)	(93,639)
Deferred revenue	1,732,725	2,078,595

Net cash provided by operating activities	924,901	3,124,937

Cash flows from investing activities:
Purchases of property and equipment	(995,557)	(709,125)
Sale of property and equipment	5,000	26,201
Purchase of marketable securities and other investments	(989,581)	—
Proceeds from sale of marketable securities	490,000	596,000

Net cash used in investing activities	(1,490,138)	(86,924)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	203,996

Net cash (used in) provided by financing activities	—	203,996

(Decrease) Increase in cash and cash equivalents	(565,237)	3,242,009
Cash and cash equivalents—beginning of period	7,979,377	4,737,368

Cash and cash equivalents—end of period	$7,414,140	$7,979,377

Supplemental disclosure of cash flow information:
Interest	$983,411	$827,331

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain (loss) as a component of marketable securities and shareholders’ equity	$15,538	$(144,584)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 1, 2004	11,397,379	$113,974	$23,428,840	($839,301)	($130,250)	($23,409,015)	($835,752)

Shares issued upon exercise of options	227,250	2,273	201,723				203,996
Net decrease in value of marketable securities					(144,584)		(144,584)
Compensatory element of stock options			137,491				137,491
Net income						1,033,406	1,033,406

Balance at November 30, 2005	11,624,629	$116,247	$23,768,054	($839,301)	($274,834)	($22,375,609)	$394,557

Impairment of marketable securities					147,420		147,420
Net increase in value of marketable securities					15,538		15,538
Compensatory element of stock options			161,707				161,707
Net loss						(2,811,368)	(2,811,368)

Balance at November 30, 2006	11,624,629	$116,247	$23,929,761	($839,301)	($111,876)	($25,186,977)	($2,092,146)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

NOTE 1—SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during fiscal years ended November 30, 2006 and 2005. As of November 30, 2006, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCTI’ or ‘Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. As of November 30, 2006 and 2005, the Company has an interest of 37.68% and 37.88% in SCTI, respectively. The Company’s ownership in SCTI has decreased due to SCTI issuing shares of SCTI common stock to other entities and individuals. The accompanying consolidated financial statements as of November 30, 2006 and 2005 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2006 and 2005 and for the years then ended includes the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

Reclassifications

Reclassifications have been made to the November 30, 2005 consolidated financial statements to conform to the November 30, 2006 presentation, including the reclassification of payments made on a deferred consulting obligation from financing activities to operating activities in the statement of cash flows.

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

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, and Ecuador. These fees are included in revenue on the consolidated statements of operations and comprehensive (loss) income. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews royalty receivables for collectibility and, if necessary, will record an expense for an allowance for an uncollectible account.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit and securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments of approximately $147,000 was written down to fair value and charged to impairment during fiscal 2006 as it was determined that the decline in fair market value was other-than-temporary.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows:

December 1, 2004	$379,654
Bad Debt Expense	289,029
Write-offs	(35,126)
Recoveries	—

November 30, 2005	$633,557

Bad Debt Expense	336,246
Write-offs	(64,709)
Recoveries	890

November 30, 2006	$905,984

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

Furniture and equipment	3-10 years
Leasehold improvements	8-10 years
Software	1-5 years

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that one accounting impairment model be used for long-lived assets held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is measured as the amount by which the carrying value of the long-lived assets exceeds its fair value. The Company believes no impairment of long-lived assets exists as of November 30, 2006 and 2005.

Investment in Saneron

The Company made a significant investment in its subsidiary, Saneron, which is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment considering various factors including obtaining an independent valuation and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other-than-temporary impairment exists. The Company believes no impairment of its investment in Saneron exists as of November 30, 2006 and 2005.

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of November 30, 2006 and November 30, 2005.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2006 and 2005, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord® specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Rent Expense

Rent costs are expensed based on a straight-line basis over the term of the lease and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. All leases include provisions for escalations and related costs.

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

Product Guarantee and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment guarantee under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the guarantee program nor has it incurred costs related to these guarantees. The Company does not maintain insurance for this guarantee program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the guarantee as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the guarantee. As of November 30, 2006 and November 30, 2005 the Company recorded reserves under these programs in the amounts of $35,238 and $0, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Earnings (Loss) per Common Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”) which requires the disclosure of basic and diluted earnings per common share for all periods presented. Earnings (loss) per share is based on net income (loss) and not comprehensive income. Basic earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income (loss) per share is as follows:

	Years Ended
	November 30, 2006	November 30, 2005
Numerator:
Net (Loss) Income	$(2,811,368)	$1,033,406
Denominator:
Weighted-average shares outstanding-basic	11,624,619	11,582,147
Dilutive common shares issuable upon exercise of stock options	—	650,161

Weighted-average shares-diluted	11,624,619	12,232,308

(Loss) Earnings per share:
Basic	$(.24)	$.09

Diluted	$(.24)	$.08

For the year ended November 30, 2006, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

For the year ended November 30, 2005, options to purchase 395,306 shares of common stock, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Employees Stock Plans

The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized as permitted by SFAS No, 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Certain stock options have been issued to consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the years ended November 30, 2006 and 2005 is $78,359 and $49,335, respectively.

Had SFAS No. 123 been implemented, the Corporation’s net (loss) income per share would have been adjusted to the amounts indicated below for the years ended November 30, 2006 and November 30, 2005:

	Year Ended
	November 30, 2006	November 30, 2005
Net (loss) income, as reported	$(2,811,368)	$1,033,406
Add: Consultant option expense included in reported net income	78,359	49,335

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(410,337)	(2,326,652)

Pro forma net (loss) income	$(3,143,346)	$(1,243,911)
(Loss) income per share:
Basic – as reported	$(.24)	$.09
Diluted – as reported	$(.24)	$.08
Basic – pro forma	$(.27)	($.11)
Diluted – pro forma	$(.27)	($.10)

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, management expects the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 and $0 for the years ended November 30, 2006 and 2005, respectively.

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

NOTE 2—MARKETABLE SECURITIES AND OTHER INVESTMENTS.

The Company has certain investments in marketable securities which are categorized as marketable securities and other investments on the accompanying consolidated balance sheets that are accounted for under SFAS 115, “Accounting for Certain Debt and Equity Instruments” (‘SFAS No. 115’). Marketable securities were $1,040,341 and $519,713 at November 30, 2006 and 2005, respectively. In accordance with SFAS 115, the Company recorded a realized gain (loss) of $5,510 and ($6,612) for the twelve months ended November 30, 2006 and 2005, respectively, in conjunction with certain marketable securities. Included within marketable securities on the accompanying consolidated balance sheet as of November 30, 2006 is a bond investment of $989,581, which is being held to maturity. The estimated fair market value of this bond was $994,380 as of November 30, 2006. Included within marketable securities on the accompanying consolidated balance sheet as of November 30, 2005 are certificates of deposits of approximately $484,000.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investments. The fair value of other investments as of November 30, 2006 and 2005 was approximately $51,000 and $35,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $18,000 and $181,000 as of November 30, 2006 and 2005, respectively. The cost basis of the other investments of approximately $147,000 was written down to fair value and charged to impairment, with the corresponding offset to accumulated comprehensive income, during fiscal 2006 as it was determined that the decline in fair market value was other-than-temporary.

NOTE 3—INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For the year ended November 30, 2006 and 2005, the Company had an ownership interest of approximately 37.7% and 37.9%, respectively, in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in SCTI has decreased due to SCTI issuing common shares to entities and individuals. During 2006 and 2005, the Company had independent valuations performed on the Company’s interest in Saneron. Management believes that these valuations accurately reflect the fair value of the Company’s interest in Saneron as of November 30, 2006 and 2005. During the current year, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of November 30, 2006 and 2005, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at approximately $684,000 and $684,900, respectively.

For the fiscal year ended November 30, 2006 and 2005, the Company recorded equity in losses of Saneron operations of approximately $84,287 and $119,800, respectively. During fiscal 2006 and 2005, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $83,000 related to compensation expense that resulted from the stock awards in 2006 and approximately $88,000 in 2005. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of November 30, 2006 and 2005, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

NOTE 4—PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2006	2005
Software	$621,043	$574,574
Furniture and equipment	3,370,089	2,765,280
Construction in progress	129,198	—
Assets held for future use	92,050	—
Leasehold improvements	848,747	842,739

	5,061,127	4,182,593
Less: Accumulated Depreciation	1,872,465	1,258,634

Total Property and Equipment	$3,188,662	$2,923,959

Depreciation expense was $724,524 in 2006 and $566,402 in 2005 of which $242,797 and $145,071 is included in cost of sales, respectively, in the accompanying consolidated statement of operations and comprehensive (loss) income.

NOTE 5—ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2006	2005
State income and franchise taxes	$—	$50,133
Legal and accounting	46,762	40,000
Bonuses	122,234	186,120
Payroll and payroll taxes	241,840	158,315
Interest expense	250,964	216,058
General expenses	1,044,399	521,219

	$1,706,199	$1,171,845

NOTE 6—INCOME TAXES.

The Company did not record an income tax provision or benefit for the year ended November 30, 2006, compared to an income tax benefit of approximately $36,000 for the year ended November 30, 2005.

As of November 2006 and 2005 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2006
	Current	Non-current	Total
Tax Assets:
Deferred income	$225,000	$2,818,000	$3,043,000
NOL’s, credits, and other carryforward items	—	4,662,000	4,662,000
Tax over book basis in unconsolidated affiliate	—	1,027,000	1,027,000
Accrued payroll	26,000	—	26,000
Reserves and other accruals	386,000	—	386,000
Deferred compensation	—	209,000	209,000
Property asset impairment	—	362,000	362,000

Total Assets:	637,000	9,078,000	9,715,000

Tax Liabilities:
Depreciation and amortization	$—	($338,000)	($338,000)
Stock compensation	—	(341,000)	(341,000)
Less: Valuation Allowance	(592,000)	(8,444,000)	(9,036,000)

Net Deferred Tax Asset (Liability)	$45,000	($45,000)	$—

	2005
	Current	Non-current	Total
Tax Assets:
Deferred income	$225,000	$2,219,000	$2,444,000
NOL’s, credits, and other carryforward items	—	4,649,000	4,649,000
Tax over book basis in unconsolidated affiliate	—	1,007,000	1,007,000
Accrued payroll	10,000	—	10,000
Reserves and other accruals	269,000	—	269,000
Deferred compensation	—	248,000	248,000
Property asset impairment	—	165,000	165,000

Total Assets:	504,000	8,288,000	8,792,000

Tax Liabilities:
Depreciation and amortization	$—	($436,000)	($436,000)
Stock compensation	—	(354,000)	(354,000)
Less: Valuation Allowance	(459,000)	(7,543,000)	(8,002,000)

Net Deferred Tax Asset (Liability)	$45,000	($45,000)	$—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2006 and 2005, has been provided as the Company does not believe it is more likely than not that the future income tax benefits will be realized. The valuation allowance increased by approximately $1,033,000 in 2006 as a result of the net operating loss in fiscal 2006.

The Company has unused net operating losses available for carryforward as of November 30, 2006 of approximately $8,917,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2018 through 2026. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. The Company also has unused capital losses available as of November 30, 2006 for carryforward of approximately $2,681,000 to offset future capital gains. The capital loss carryforwards expire during 2006 through 2011.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2006	%	2005	%
Tax at Federal Statutory Rate	(960,000)	34.0	339,000	34.0
State Income Tax Effect	(102,000)	3.6	36,000	3.6
Increase (Decrease) in valuation allowance	1,033,000	(36.6)	(408,000)	(40.9)
Permanent Disallowances	81,000	(2.8)	33,000	3.3
Other	(52,000)	1.8	(36,000)	(3.6)

Total income taxes	$—	—	($36,000)	(3.6)

NOTE 7—STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the years ended November 30, 2005, the Company issued 227,250 common shares, respectively, to option holders who exercised options for $203,996. There were no common stock issuances during the fiscal year ended November 30, 2006.

Employee Stock Incentive Plan

In 2000 the Company adopted a Stock Incentive Plan (“the Plan”). The Plan has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

In June 2006 the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards, or performance awards (i.e. performance shares and performance units). During 2006 there were not any stock options issued under the 2006 plan.

Stock Options

Stock option activity for the two years ended November 30, 2006, was as follows:

	Number of Shares	Average Exercise Price

Outstanding at November 30, 2004	1,187,900	$1.31

Granted	805,306	3.36
Exercised	(227,250)	.90
Terminated	(97,750)	3.47

Outstanding at November 30, 2005	1,668,206	$2.23

Granted	374,652	3.13
Exercised	—	—
Terminated	(122,965)	3.43

Outstanding at November 30, 2006	1,919,893	$2.32

As of November 30, 2006 and 2005, 1,589,679 and 1,613,206 of the outstanding options were exercisable. The weighted average exercise prices of these options were $2.14 and $2.20, respectively.

Significant option groups outstanding at November 30, 2006 and related price and contractual life information are as follows:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.54 to $ 0.99	651,500	$0.55	1.7
$1.00 to $ 2.00	11,500	$1.99	1.1
$2.01 to $ 3.00	344,900	$2.42	2.8
$3.01 to $ 4.00	615,630	$3.22	4.8
$4.01 to $ 5.00	267,363	$4.09	3.0
$5.01 to $ 6.00	29,000	$5.58	.6

	1,919,893

Certain stock options have been issued to non-employee consultants of the Company and accounted for under SFAS No. 123. The expense recognized for the year ended November 30, 2006 and November 30, 2005 was $78,359 and $49,335, respectively.

Variables used to determine the fair value of the options for fiscal 2006 and 2005 are as follows:

	For the Years Ended November 30,
	2006	2005
Weighted average values:
Expected dividends	0%	0%
Expected volatility	192%-203%	203%-212%
Risk free interest rate	4.30%-5.19%	3.69%-4.51%
Expected life	7 years	5 years

The weighted average grant date fair values were $3.10 and $3.29, respectively, for the fiscal years ended November 30, 2006 and November 30, 2005.

NOTE 8—COMMITMENTS AND CONTINGENCIES.

Cryo-Cell De Mexico

On June 13, 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. The Company received an initial up-front license fee payment of $600,000 and, until the amendment described below effective January 1, 2007, was entitled to receive ongoing royalties of 15% of adjusted cord blood processing fees and 25% of storage revenues generated by Cryo-Cell de Mexico’s laboratory operations. The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of $608,043 and $597,013 for the years ended November 30, 2006 and 2005, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive (loss) income. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico. Processing revenues from specimens originating in these territories totaled $410,785 and $248,900 for the years ended November 30, 2006 and 2005 and is reflected in revenues in the accompany consolidated statements of operations and comprehensive (loss) income.

On February 7, 2007, the Company and Cryo-Cell de Mexico executed an amendment to their definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all U-Cord® collection, processing and storage revenues generated effective January 1, 2007. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company will now receive royalties on storage revenues of 10% compared to 25% prior to the amendment. The total royalty payments per the agreement are now capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001.

Asia Cryo-Cell Private Limited

On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”) to establish and market its U-Cord® program in India. The up-front license fee of $750,000 is payable by ACCPL in installments, with $275,000 paid in 2004, a second payment of $175,000 paid in 2006, and the final $300,000 payable in 2007 as described below. ACCPL has an option to expand into Singapore and Malaysia for one year after March 5, 2006, the date the licensed services were first offered for sale to the general public in India, as defined in the agreement. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL in 2004. The payment of $175,000 received by the Company during fiscal 2006 is included in licensee income in the consolidated statement of operations and comprehensive (loss) income. The remaining balance due of $300,000 will be recognized under the installment basis of accounting, recognizing each payment when received.

On January 22, 2007, the Company and ACCPL executed an amendment to the definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all cord blood collection, processing and storage revenues generated after September 1, 2006. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India, Singapore and Malaysia rather than the previous royalty rate of 8.5-10%. The Company will now receive royalties on storage revenues of 10%, compared to 10-15%, based on volume, prior to the amendment. All revenues generated prior to the effective date are subject to the original agreement. Per the amendment, ACCPL is required to pay the two remaining license fee payments of $150,000 each by January 31, 2007 and May 31, 2007, respectively, and the first such payment was made in January 2007. The total royalty payments per the agreement are now capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004.

The Company recorded royalties and sub-license fees from ACCPL in the amount of $170,058 and $16,302 for the years ended November 30, 2006 and 2005, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive (loss) income.

Deferred Consulting Obligation

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The Company recognized a gain upon entering into the new agreement, which is included in other income on the consolidated statement of income and comprehensive income. In fiscal 2006 and 2005, the Company recognized $41,391 and $30,779, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $556,571 and $658,666, as of November 30, 2006 and 2005, respectively.

NOTE 9—LEASES.

During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at same location. All leases include provisions for escalations and related costs. The Company records rental expense based on a straight-line basis over the term of the lease. Rent charged to operations was $270,403 and $222,146 in 2006 and 2005, respectively and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year	Rent
2007	$270,720
2008	$278,881
2009	$287,153
2010	$295,715
2011	$304,612
Thereafter	$998,148

NOTE 10—RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries. The Company did not make any matching contributions to this plan for the year ended November 30, 2006 and 2005.

NOTE 11—REVENUE SHARING AGREEMENTS.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership (“Red Rock”), entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. Mr. Charles Nyberg is a 50% owner of Red Rock. Red Rock purchased this revenue sharing agreement prior to the time Mr. Nyberg became a member of the Board. Mr. Nyberg resigned from the Board of Directors during December 2004. The Company made total payments to Red Rock of $139,116 and $115,453 for fiscal years 2006 and 2005, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS.

In May 2001, Red Rock paid $200,000 to acquire warrants that expired on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. Mr. Charles Nyberg, a former director of the Company, is a partner of Red Rock. None of these warrants were exercised prior to expiration.

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 33,000 split specimens at the Safti-Cell facility. In May 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the AABB. The new process utilizes closed-system bags rather than vial storage. In view of this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers.

NOTE 13: LEGAL PROCEEDINGS.

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

NOTE 14—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are tabular comparisons of the quarterly results of operations.

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Income (Loss)	$55,528	($860,133)	($1,079,550)	($927,213)
Earnings per Share-basic	$.00	($.07)	($.09)	($.08)
Shares used in computation	11,624,629	11,624,629	11,624,629	11,624,629
Earnings per Share-diluted	$.00	($.07)	($.09)	($.08)
Shares used in computation	11,624,629	11,624,629	11,624,629	11,624,629

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Income	$178,630	$115,571	$597,399	$141,806
Earnings per Share-basic	$.02	$.01	$.05	$.01
Shares used in computation	11,488,232	11,602,047	11,613,528	11,623,187
Earnings per Share-diluted	$.01	$.01	$.05	$.01
Shares used in computation	12,268,654	12,193,013	12,223,516	12,195,539

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Mercedes Walton, 53, Chairman of the Board. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002, as Interim Chief Executive Officer from April 2003 through August 2005 and as the Chief Executive Officer since September 2005. She was CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, since March 2000. The firm specializes in the design and deployment of technology commercialization strategies. During the period from January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology.

Gaby W. Goubran, 65. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd, an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time. Mr. Goubran’s educational achievements include a Bachelor of Science degree from Alexandria University, Egypt and a Masters degree from Babson College.

Jagdish Sheth, Ph.D., 68. Dr. Sheth has served as a director since October 2002. Dr. Sheth is currently the Charles H. Kellstadt Professor of Marketing at Emory University’s Goizueta Business School, where he founded the Center for Relationship Management. Dr. Sheth has published twelve books and over two hundred articles in different areas of marketing and business strategy. Dr. Sheth is a frequent consultant to Fortune 500 companies, has held chairs at the University of Southern California and the University of Illinois, and served on the faculties of Columbia and MIT. Dr. Sheth also serves on the board of directors of Pac-West Telecomm, Inc. and Wipro Limited.

Anthony P. Finch, 56. Mr. Finch has served as a director since March 2003. Mr. Finch is currently Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory. Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. He has over 25 years experience in cell separation and cryopreservation of cellular products with over 12 years experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

Scott Christian, 52. Mr. Christian has served as a director since April 2003. Mr. Christian was the Vice President and General Manager of Black Box Voice Services from January 2005 until November 2006. He served as President and Chief Executive Officer of Norstan, Inc. from February 2004 until January 25, 2005, when Norstan was acquired by Black Box Corporation, and as a member of Norstan’s Board of Directors from March 2004 until January 25, 2005. Previously, he had been Executive Vice President and Chief Financial Officer of Norstan since January 2001. Prior to its acquisition, Norstan was one of the largest independent communications solutions and services companies serving enterprise customers in North America, with revenues exceeding $200 million. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 27 years of experience in financial management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and a Master’s degree from Pepperdine University.

Gerald F. Maass, 53, Executive Vice President. Mr. Maass is currently Executive Vice President, Corporate Business Development, and has responsibility for new business development, international expansion and mergers and acquisitions. Mr. Maass joined the Company in 1998 from Critikon, a subsidiary of Johnson & Johnson, where his most recent position was International Director of Marketing for the Patient Monitoring business. Mr. Maass’ ten-year tenure with Johnson & Johnson included several marketing and business development roles; he also served on the Critikon management committee. Prior to Johnson & Johnson, Mr. Maass was with Baxter Healthcare and Control Data Corporation in marketing, sales management, business development and business management roles. Mr. Maass began his career with Mayo Clinic in Rochester, MN and has a degree in Medical Technology from the University of Wisconsin.

Jill Taymans, 37, Vice President, Finance/Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over fifteen years in both the public and private sectors. Prior to joining the company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the fiscal year 2006 all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Securities and Exchange Act of 1934 were timely filed. Form 4’s for all directors were late for options issued in June 2006.

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

ITEM 10.	EXECUTIVE COMPENSATION.

Set forth below is a Summary Compensation Table relating to the compensation earned by the Chief Executive Officer and each of the other persons who qualified as named executive officers under Item 402(a)(2) of Regulation S-B, for fiscal years ending November 30, 2006, 2005 and 2004.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options (#)
Mercedes Walton	2006	$349,250		$35,400	102,076
Chairman, Chief Executive	2005	$307,500	(1)	$66,000	428,250
Officer	2004	$212,500	(2)	$82,600

Gerald F. Maass	2006	$173,262		$13,200	29,548
Executive Vice President	2005	$164,074		$25,000	57,125
	2004	$144,877		$36,000

Jill M. Taymans	2006	$164,042		$12,500	29,548
Vice President, Finance,	2005	$155,343		$24,000	57,125
Chief Financial Officer	2004	$117,275		$34,000

(1)	Includes $112,500 in Chairman of the Board fees, and $112,500 in fees paid to Ms. Walton for her role as Interim Chief Executive Officer through August 31, 2005. Also includes $82,500 in salary received by Ms. Walton from September 1, 2005 through November 30, 2005.
(2)	Includes $87,500 in Chairman of the Board fees paid through June 30, 2004 and $125,000 in fees paid for Ms. Walton’s combined role as Chairman of the Board and Interim Chief Executive Officer from July 1, 2004 through November 30, 2004. Ms. Walton did not receive cash compensation for her role as Interim Chief Executive Officer from April 2003 through June 2004.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding option grants to the named executive officers during fiscal 2006.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date
Mercedes Walton	102,076	(1)	28%	3.34	April 4, 2013

Gerald Maass	29,548	(1)	8%	3.34	April 4, 2013

Jill Taymans	29,548	(1)	8%	3.34	April 4, 2013

(1)	Such options each become exercisable ratably over a three-year period beginning April 4, 2007.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information regarding option exercises by the named executive officers during fiscal 2006 and options to purchase shares of Common Stock held as of November 30, 2006 by each of the named executive officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year-End Exercisable/Unexercisable (1) ($)
Mercedes Walton	0	0	828,250/102,076	$377,000/$0
Gerald Maass	0	0	148,525/29,548	$24,300/$0
Jill Taymans	0	0	163,125/29,548	$54,000/$0

(1)	Based upon the closing price of $2.55 at November 30, 2006.

Employment Agreements

On August 15, 2005, the Company entered into a three-year employment agreement (the “Employment Agreement”) with Mercedes Walton, the Company’s Chairman of the Board and former interim Chief Executive Officer, to become the Chairman of the Board and Chief Executive Officer (on a non-interim basis) effective as of September 1, 2005 (the “Commencement Date”). Effective on the Commencement Date, Ms. Walton received a base salary of $330,000 per year, subject to 4%-10% increases that will become effective on February 1, 2006, 2007 and 2008 depending on whether corporate performance meets certain incentive standards established from time to time by the compensation committee of the Company’s board of directors. The three-year term of the Employment Agreement will be automatically extended for additional one-year periods unless, at least 90 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

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

In the event of a termination of Ms. Walton’s employment upon a Change in Control or within two years thereafter (or prior to the Change in Control if the termination was related to the Change in Control), if the termination was initiated by the Company without cause or by Ms. Walton for any reason, Ms. Walton will be entitled to receive the following: (i) compensation in an amount equal to two times the sum of (A) 12 months of base salary as in effect on the termination date or, if greater, base salary in effect immediately prior to the Change in Control, plus (B) the average of the actual bonus payments made to Ms. Walton for the most recent two years; (ii) a pro rata portion of the annual bonus for the year in which termination occurs (based on the proportion of the year during which she was employed and the pro rata results for such year; (ii) continued benefits and perquisites for a period of two years; (iii) reimbursement for reasonable legal fees and expenses incurred in connection with the termination; and (iv) the vesting of all shares of restricted stock, long-term performance stock option awards, other stock-appreciation rights and stock options. If the present value of the payments to Ms. Walton in connection with a Change in Control are greater than the product of three times Ms. Walton’s then-current base amount (under applicable tax regulations) as of the termination date (the “Parachute Limit”) but not greater than 105% of the Parachute Limit, then the Employment Agreement limits the present value of the total amount of such payments to one dollar less than the Parachute Limit. If the present value of the payments to Ms. Walton in connection with a Change in Control are greater than 105% of the Parachute Limit, the Company has agreed to pay to Ms. Walton an additional amount as a “gross-up payment” to pay any applicable excise taxes.

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

Under her Employment Agreement, Ms. Taymans will receive a base salary of $155,343 for the initial one-year term of the Employment Agreement. At all times during the term of her Employment Agreement (as the same may be extended), Ms. Taymans will be eligible for discretionary merit increases and base salary adjustments, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. Under his Employment Agreement, Mr. Maass will receive a base salary of $164,074 per year. At all times during the term of his Employment Agreement (as the same may be extended), Mr. Maass will be eligible for discretionary merit increases and base salary adjustments, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. Under the Employment Agreements, both executives will also be eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

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

Equity Compensation Plan Information as of November 30, 2006

Equity Compensation plans approved by shareholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International 2000 Stock Incentive Plan	1,919,893	$2.32	64,658
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	—	—	1,000,000

Total	1,919,893	$2.32	1,064,658

Directors’ Fees

Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Each director of the Company is eligible to receive awards of options or shares pursuant to the Company’s stock option plan. Currently, each director receives an award in the form of a stock option grant upon first becoming a member of the Board of Directors. The number of options granted is currently 20,000 shares per person. Each director will receive an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year. Non-employee directors will be paid an annual retainer in the amount of $12,000. Non-employee directors are paid an attendance fee of $3,000 for each day of a Board meeting and $1,000 for each day of a Board Committee meeting and are reimbursed the reasonable expenses incurred in attending the meeting. The fee for participation in a Board or Board Committee meeting held by telephone conference call and lasting at least one hour is $1,000.

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

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 2007 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table, and (iv) all directors, nominees and executive officers of the Company as a group. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Directors and Executive Officers:
Mercedes Walton (2)	834,250	6.7%
Gaby Goubran (3)	79,125	*
Jagdish Sheth (4)	96,250	*
Scott Christian (5)	76,250	*
Anthony Finch (6)	123,250	*
Gerald F. Maass (7)	156,192	*
Jill M. Taymans (8)	156,792	*

Other Beneficial Owners:
David Portnoy (9)	712,546	6.13%
Silkroad Equities LLC (10)	731,250	6.29%
Lewis Asset Management (11)	827,863	7.12%

All Executive Officers and Directors as a Group (7 persons) (12)	1,522,109	11.71%
* Less than one percent (1%).

Unless otherwise indicated, the address for the persons listed above is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(1)	Pursuant to the rules of the Securities and Exchange Commission, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as of February 28, 2007 by (ii) the sum of (a) the number of shares of Common Stock outstanding as of February 28, 2007 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 28, 2007 or will become exercisable within 60 days after February 28, 2007.
(2)	Includes 828,250 shares subject to options exercisable as of February 28, 2007.
(3)	Includes 76,250 shares subject to options exercisable as of February 28, 2007.

(4)	Includes 76,250 shares subject to options exercisable as of February 28, 2007.
(5)	Includes 76,250 shares subject to options exercisable as of February 28, 2007.
(6)	Includes 18,750 shares subject to options exercisable as of February 28, 2007.
(7)	Includes 140,192 shares subject to options exercisable as of February 28, 2007.
(8)	Includes 154,792 shares subject to options exercisable as of February 28, 2007.
(9)	Mr. Portnoy may be deemed the beneficial owner of 712,546 shares of Common Stock, which number includes (i) 173,885 shares of Common Stock held directly by Mr. Portnoy, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 53,850 shares of Common Stock held by Visual Investment Corp. (“VIC”), as to which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of VIC; (iii) 90,787 shares of Common Stock held by PCI, as to which David Portnoy may be deemed the beneficial owner as chairman of the board and one of three directors of PCI; (iv) 174,430 shares of Common Stock held by Mr. Zidell, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Zidell; (v) 81,521 shares of Common Stock held by MILP, as to which Mr. Portnoy may be deemed the beneficial owner as the managing member of Mayim LLC; (vi) 119,080 shares of Common Stock held by Mr. Ruttenberg, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Ruttenberg; (vii) 16,150 shares of Common Stock held by Ms. Portnoy, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment and voting discretion over such shares in accordance with the agreement between Ms. Portnoy and Mr. Portnoy; and (viii) 2,843 shares of Common Stock held by Mr. Portnoy, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment and voting discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Portnoy Beneficial ownership information is supplied per the Schedule 13D/A filed with the Securities and Exchange Commission on January 31, 2007.
(10)	Silkroad Equities LLC may be deemed the beneficial owner of 731,250 shares of Common Stock, which number includes (i) 505,000 shares of Common Stock held directly by Mr. Filipowski, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 166,250 shares of Common Stock held by Andrew J. Filipowski Revocable Trust, as to which the trust has the sole power to vote and dispose or direct the disposition; and (iii) 60,000 shares of Common Stock held by Mr. Roszak, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13D/A filed with the Securities and Exchange Commission on January 9, 2007.
(11)	Lewis Asset Management may be deemed the beneficial owner of 827,863 shares of Common Stock in which there is shared voting and dispositve power. Beneficial ownership information is supplied per the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2007.
(12)	Includes 1,370,733 shares subject to options exercisable as of February 28, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 9, 1999, the Company’s revenue sharing agreement with two individual investors relating to the State of Arizona (the “Arizona Agreement”) was modified and replaced by a new revenue sharing agreement relating to the State of Florida (the “Florida Revenue Sharing Agreement”). Under the terms of the Florida Revenue Sharing Agreement, the Company was to receive an aggregate one-time up-front payment of $1,000,000 from the individual investors. The individual investors received a credit from the Company of $450,000 toward the $1,000,000 up-front payment as a result of payments previously made by the investors to the Company pursuant to the Arizona Agreement. The Florida Revenue Sharing Agreement entitles the investors to an ongoing fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Florida, up to a maximum of 33,000 storage spaces. The Company applied all of its payment obligations under the Florida Revenue Sharing Agreement toward the $550,000 balance owed by the investors until such amount was paid in full during the second quarter of fiscal 2004. Thereafter, payments under the Florida Revenue Sharing Agreement were made to the investors as required thereunder. The

Company made aggregate payments to the investors of $281,161 in fiscal 2005 and $329,005 in fiscal 2006. One of the investors in the Florida Revenue Sharing Agreement is Charles Nyberg, who became a director of the Company in August 2001 and resigned from this position in December 2004.

On May 31, 2001 the Company entered into a revenue sharing agreement with Red Rock Partners, a partnership (“Red Rock”), entitling Red Rock to an on-going fixed percentage of the net storage revenue earned by the Company from specimens originating within the State of Texas, up to a maximum of 33,000 storage spaces (the “Texas Revenue Sharing Agreement”). Under the terms of the Texas Revenue Sharing Agreement, Red Rock paid the Company an aggregate one-time up-front payment of $750,000. The Company made total payments to Red Rock of $139,116 and $115,453 for fiscal years 2006 and 2005, respectively. One of the partners in Red Rock is Charles Nyberg, who became a director of the Company in August 2001 and resigned from this position in December 2004.

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. Mr. Charles Nyberg, a former member of the Board of Directors of the Company, owns a significant interest in Red Rock Partners; however, the sale took place prior to the time that Mr. Nyberg became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, Mr. Nyberg resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company paid total fees to Safti-Cell of $324,260 and $325,121 in fiscal 2006 and 2005, respectively.

ITEM 13.	EXHIBITS.

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(8)	Amended and Restated By-Laws
10.1(2)	Amended Agreement with Bio-Stor
10.5(3)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001
10.6(3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7(3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9(4)	Lease
10.10(5)*	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11(6)*	Employment Agreement with Jill M. Taymans, dated November 1, 2005.
10.12(6)*	Employment Agreement with Gerald F. Maass, dated November 1, 2005.
10.13(6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.14(7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
23	Consent of Auditors (filed herewith)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On June 28, 2006, the Company ratified the appointment of Grant Thornton LLP (“Grant Thornton”) to serve as its independent auditors, effective for the year ending November 30, 2006.

Fees to Independent Auditors

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2006 and November 30, 2005 and fees billed for other services rendered by Grant Thornton during these periods.

	2006	2005
Audit Fees	$192,000	$195,000
Tax Fees	41,000	69,000
Other	117,000	—

Total	$350,000	$264,000

Audit Fees

Audit fees consisted of the aggregate fees billed by its independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-KSB for the years ended November 30, 2006 and November 30, 2005.

Tax Fees

Tax fees consisted of the aggregate fees billed by its independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2006 and November 30, 2005.

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

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: February 28, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton Mercedes Walton	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2007

/s/ Jill Taymans Jill Taymans	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2007

/s/ Scott Christian Scott Christian	Director	February 28, 2007

/s/ Jagdish Sheth Jagdish Sheth	Director	February 28, 2007

/s/ Gaby Goubran Gaby Goubran	Director	February 28, 2007

/s/ Anthony Finch Anthony Finch	Director	February 28, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(8)	Amended and Restated By-Laws
10.1(2)	Amended Agreement with Bio-Stor
10.5(3)	Agreement with Red Rock Partners for the State of Texas Revenue Sharing Agreement dated May 30, 2001
10.6(3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7(3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9(4)	Lease
10.10(5)*	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11(6)*	Employment Agreement with Jill M. Taymans, dated November 1, 2005.
10.12(6)*	Employment Agreement with Gerald F. Maass, dated November 1, 2005.
10.13(6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.14(7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
23	Consent of Auditors (filed herewith)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2006.