Form 10-Q
period 2007-02-28
CRYO CELL INTERNATIONAL INC
filed 2007-04-16
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number 0-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	22-3023093
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 Brooker Creek Blvd. Oldsmar, FL 34677

(Address of Principal Executive Offices) (Zip Code)

Issuer’s phone number, including area code: (813) 749-2100

(Former name, former address and former fiscal year, if changed since last report).

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 16, 2007, 11,669,629 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2007	November 30, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,740,957	$7,414,140
Restricted cash	200,000	200,000
Marketable securities and other investments	989,581	989,581
Accounts receivable and advances (net of allowance for doubtful accounts of $983,503 and $905,984, respectively)	1,546,581	1,213,569
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	679,925	649,971

Total current assets	9,202,044	10,512,261

Property and Equipment-net	3,405,205	3,188,662

Other Assets
Marketable securities and other investments	62,640	50,760
Notes receivable	80,088	93,238
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	123,501	111,462

Total other assets	950,229	939,460

Total assets	$13,557,478	$14,640,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$681,642	$1,207,167
Accrued expenses	1,565,291	1,706,199
Deferred revenue	3,551,302	3,592,485

Total current liabilities	5,798,235	6,505,851

Other Liabilities
Deferred revenue	6,212,666	5,875,107
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	534,575	556,571

Total other liabilities	10,542,241	10,226,678

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,624,629 as of February 28, 2007 and November 30, 2006 issued and outstanding)	116,247	116,247
Additional paid-in capital	24,013,693	23,929,761
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(99,996)	(111,876)
Accumulated deficit	(25,973,640)	(25,186,977)

Total stockholders’ deficit	(2,782,998)	(2,092,146)

Total liabilities and stockholders’ deficit	$13,557,478	$14,640,383

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended
	February 28, 2007	February 28, 2006
Revenue	$4,173,702	$3,691,253

Costs and Expenses:
Cost of sales	1,515,101	1,207,516
Marketing, general & administrative expenses	3,257,006	2,473,964
Research, development and related engineering	133,564	11,620
Depreciation and amortization	134,305	109,833

Total cost and expenses	5,039,976	3,802,933

Operating Loss	(866,274)	(111,680)

Other Income (Expense):
Interest income	76,697	68,445
Interest expense	(256,466)	(229,673)
Other income	—	5,510
Licensee income	287,995	333,234

Total other income	108,225	177,516

(Loss) Income before income tax benefit and equity in losses of affiliate	(758,049)	65,836

Income tax benefit	—	—
Equity in losses of affiliate	(28,613)	(10,308)

	(28,613)	(10,308)

Net (Loss) Income	$(786,662)	$55,528

Net (loss) earnings per common share - basic	($0.07)	$0.00

Weighted average common shares outstanding - basic	11,624,629	11,624,629

Net (loss) earnings per common share - diluted	($0.07)	$0.00

Weighted average common shares outstanding - diluted	11,624,629	12,309,569

Comprehensive (loss) income:
Net (loss) income:	$(786,662)	$55,528
Unrealized gain on marketable securities	11,880	20,381
Recognition of unrealized loss on marketable securities	—	—

Comprehensive (loss) income	$(774,782)	$75,909

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	February 28, 2007	February 28, 2006
Cash Flows from Operating Activities:
Net (Loss) Income	$(786,662)	$55,528
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization expense	184,816	154,736
Gain on sale of marketable securities	—	(5,510)
Compensatory element of stock options	55,319	27,936
Provision for doubtful accounts	152,204	56,622
Equity in losses of affiliate	28,613	10,308
Changes in assets and liabilities:
Accounts receivable and advances	(485,216)	97,349
Note receivable	13,150	(875)
Prepaid expenses and other current assets	(29,954)	(110,378)
Deposits and other assets	(12,039)	(2,500)
Accounts payable	(525,525)	223,252
Accrued expenses	(140,908)	(51,048)
Deferred consulting obligation	(21,996)	(26,860)
Deferred revenue	296,376	254,863

Net cash (used in) provided by operating activities	(1,271,822)	683,423

Cash flows from investing activities:
Purchases of property and equipment	(401,361)	(95,837)
Sale of property and equipment	—	5,000
Proceeds from sale of marketable securities	—	395,000

Net cash (used in) provided by investing activities	(401,361)	304,163

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	—

Net cash (used in) provided by financing activities	—	—

(Decrease) Increase in cash and cash equivalents	(1,673,183)	987,586
Cash and cash equivalents - beginning of period	7,414,140	7,979,377

Cash and cash equivalents - end of period	$5,740,957	$8,966,963

Supplemental disclosure of cash flow information:
Interest	$259,344	$228,549

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders’ deficit	$11,880	$20,381

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2007 and November 30, 2006, the related Consolidated Statements of Operations and Comprehensive (Loss) Income and Cash Flows for the three months ended February 28, 2007 and February 28, 2006 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2006 Annual Report on Form 10-KSB.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB 101) as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period.

Income Taxes

Under the asset and liability method of FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 28, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the first quarter of 2006 and 2007, as the benefit was offset by an increase in the valuation allowance.

Stock Compensation

As of February 28, 2007, the Company has two stock-based employee compensation plans, which are described in Note 5. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended February 28, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. Prior period results are not restated.

The impact on the first quarter 2007 of implementing SFAS 123R was as follows:

For the three months ended February 28, 2007
Net loss, before SFASR adoption	$(731,342)
Add: Total stock-based employee compensation expense determined under SFAS 123R, net of related tax effects	55,320
Net loss as reported	$(786,662)
Loss per share:
Basic and Diluted – prior to SFAS 123R adjustment	$(0.06)
Basic and Diluted – as reported	$(0.07)

Had SFAS 123R been implemented in 2006, the Company’s net income and earnings per share would have been adjusted to the amounts indicated:

For the three months ended February 28, 2006
Net income, as reported	$55,528
Add: Consultant option expense included in reported net income	27,936
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(66,122)
Pro forma net income	$17,342
Income per share:
Basic and Diluted – as reported	$0.00
Basic and Diluted – pro forma	$0.00

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended February 28, 2006, there was no tax benefits resulting from tax deductions in excess of the compensation cost recognized.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued FASB Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Also, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company anticipates adopting the provisions of SFAS No. 157 on December 1, 2007 and is currently assessing the impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Note 2 – Earnings per Common Share

Earnings per common share data is based on net income and not comprehensive income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2007	For the three months ended February 28, 2006
Numerator:
Net (Loss) Income	$(786,662)	$55,528
Denominator:
Weighted-average shares outstanding-basic	11,624,629	11,624,629
Dilutive common shares issuable upon exercise of stock options	—	684,940

Weighted-average shares-diluted	11,624,629	12,309,569

Earnings per share:
Basic	$(.07)	$.00

Diluted	$(.07)	$.00

For the three months ended February 28, 2007, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

For the three months ended February 28, 2006, options to purchase 365,363 shares of common stock, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Note 4 – Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

For the three months ended February 28, 2007 and November 30, 2006, the Company had an ownership interest of approximately 38% in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in SCTI has decreased due to SCTI issuing common shares to entities and individuals. During 2006, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflect the fair value of the Company’s interest in Saneron as of November 30, 2006. During fiscal 2006, the Company ceased recording equity in losses in Saneron once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of February 28, 2007 and November 30, 2006, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at $684,000.

For the three months ended February 28, 2007, the Company recorded equity in losses of Saneron related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $28,613. For the three months ended February 28, 2006, the Company recorded equity in losses of Saneron operations of $10,308. Included in equity in losses of affiliate is approximately $7,200 for the three months ended February 28, 2006 related to compensation expense for stock option awards that were granted by Saneron. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of February 28, 2007 and November 30, 2006, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

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

In June 2006 the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards, or performance awards (i.e. performance shares and performance units). No options have been issued from this plan to date.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

Variables used to determine the fair value of the options for the three months ended February 28, 2007 are as follows:

Weighted average values:
Expected dividends	0%
Expected volatility	209%
Risk free interest rate	4.44%-4.82%
Expected life	5 years

Stock option activity for the three months ended February 28, 2007, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 1, 2006	1,919,893	$2.32

Granted	37,500	2.36
Exercised	—	—
Terminated	(51,800)	4.46

Outstanding at February 28, 2007	1,905,593	$2.26	$1,087,505

Exercisable at February 28, 2007	1,570,283	$2.08	$1,087,505

The weighted average grant date fair value of options granted during the three months ended February 28, 2007 was $2.32. There were no options exercised during the three months ended February 28, 2007 and therefore, the total intrinsic value of options exercised $0.

Significant option groups outstanding at February 28, 2007 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.54 to $0.99	651,500	$0.55	1.5
$1.00 to $2.00	19,500	$1.99	.8
$2.01 to $3.00	361,900	$2.42	2.9
$3.01 to $4.00	605,643	$3.22	4.5
$4.01 to $5.00	264,550	$4.09	2.7
$5.01 to $6.00	2,500	$5.20	2.9

	1,905,593

A summary of the status of the Company’s nonvested shares as of February 28, 2007, and changes during the quarter ended February 28, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 1, 2006	335,216	$3.18
Granted	37,500	2.32
Vested	(17,419)	2.90
Forfeited	(19,987)	2.86

Nonvested at February 28, 2007	335,310	$3.11

As of February 28, 2007, there was approximately $379,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the quarter ended February 28, 2007 was approximately $51,000.

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Marketable securities were $1,052,221 and $1,040,341 at February 28, 2007 and November 30, 2006, respectively. In accordance with SFAS 115, the Company recorded a gain of $5,510 for the three months ended February 28, 2006, in conjunction with the sale of certain marketable securities. Included within marketable securities on the accompanying consolidated balance sheet as of February 28, 2007 and November 30, 2006 is a bond investment of $989,581 and $989,581, respectively, which is being held to maturity. The estimated fair market value of this bond was $997,190 and $994,380 as of February 28, 2007 and November 30, 2006, respectively.

Other Investments

The Company uses the guidance in SFAS 115 as described above, to account for the other investments. The fair value of other investments as of February 28, 2007 and November 30, 2006 was approximately $63,000 and $51,000, respectively, and the unrealized holding loss recorded as a component of stockholders deficit on other investments was approximately $12,000 and $6,000 as of February 28, 2007 and November 30, 2006, respectively.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the new agreement has been reflected as a liability on the consolidated balance sheet as of February 28, 2007 and November 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. The Company currently charges fees of $1,595 to new clients for the collection kit, processing and testing and return medical courier service, with discounts available in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also receives other income from licensing fees and royalties from global affiliates.

The Company reported a net loss for the three months ended February 28, 2007 of approximately ($787,000) or ($.07) per basic common share, compared to net income of approximately $56,000, or $.00 per basic common share for the three months ended February 28, 2006. The net loss in the 2007 period is in part the result of a 25% increase in cost of sales and a 32% increase in marketing, general and administrative expenses for the first quarter of 2007 over the first quarter of 2006, partially offset by the 13% increase in revenue. In addition, the net loss was increased by certain expenses in the 2007 period, including approximately $134,000 in research and development expenses relating to the Company’s development expenses of proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells and approximately $55,000 in stock option compensation which is the result of the Company’s adoption of FASB Statement No. 123(R). The impact of the higher costs and expenses was partially offset by the increase in revenue in the 2007 period. The Company experienced an operating loss in the first quarter of 2006 due to increases in cost of sales and marketing, general, and administrative expenses. However, the Company continued to be profitable largely due to an increase in licensee income, which was partly due to an installment payment from a non-recurring sale of a license agreement and partly due to increased royalties from its international affiliates.

In October 2005, the Company announced an agreement with Plureon Corporation giving the Company exclusive rights to market the service of collecting, processing and preserving Plureon fetal placental stem cells as a supplement to its existing services involving U-Cord® stem cells. The Company has decided to indefinitely postpone plans to launch the Plureon fetal placental stem cell service, primarily due to technological commercialization considerations. The Company’s research and development relating to the procurement, processing and cryopreservation of stem cells from placental tissue has contributed to its independent creation of valuable proprietary technology that the Company will protect and commercialize. The Company continues to work on its intellectual property unrelated to

Plureon, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. Further development is necessary before the Company can announce commercialization plans.

At February 28, 2007, the Company had cash and cash equivalents of $5,740,957 and marketable securities and other investments of $1,052,221. The Company’s cash decreased by approximately $1,673,000 during the first quarter, as a result of the decline in cash flow from operations and the purchase of property and equipment. The decline in operating cash flow was partially the result of the implementation of in-house financing plans during the first quarter. The in-house financing plan allows the Company’s clients to pay the first year’s fee over twelve or fifteen months. As of April 16, 2007, the Company maintains no indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2007 were $4,173,702 as compared to $3,691,253 for the same period in 2006, representing a 13% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to an increase in storage revenues.

Cost of Sales. Cost of sales for the three months ended February 28, 2007 was $1,515,101 as compared to $1,207,516 for the same period in 2006, representing a 25% increase. Cost of sales was 36% of revenues for the three months ended February 28, 2007 and 33% for the three months ended February 28, 2006. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. Cost of sales increased due to an increase in return medical courier service charges of approximately $228,000 and an increase in cord blood collection reimbursements of approximately $45,000. The increase in return medical courier service charges is a direct result of the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended February 28, 2007 were $3,257,006 as compared to $2,473,964 for the three months ended February 28, 2006 representing a 32% increase. The increase was principally attributable to the implementation of the Company’s previously announced strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase of approximately $815,000 in marketing expense, principally related to expenses for consumer advertising and salaries and wages. During the first quarter of 2007, the Company adopted SFAS 123R resulting in stock option compensation of $55,320 versus $27,936 in the first quarter of 2006. Marketing, general and administrative expenses were 78% of revenues for the three months ended February 28, 2007 compared to 67% for the three months ended February 28, 2006. Marketing, general and administrative expenses increased as a percentage of revenues due to the aforementioned increases, which were partially offset by the increase in revenues.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2007 were $133,564 as compared to $11,620 for the three months ended February 28, 2006. The increase was due to expenses related to the Company’s development expenses for its proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells.

Interest Expense. Interest expense for the three months ended February 28, 2007 was $256,466 as compared to $229,673 for the same period in 2006. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $9,447 and $11,821 for the three months ended February 28, 2007 and February 28, 2006, respectively.

Licensee Income. Licensee income for the three months ended February 28, 2007, was $287,995 as compared to $333,234 for the same period in 2006. Licensee income for the three months ended February 28, 2007 consisted of $127,440 received as an installment payment from the non-recurring sale of the India license agreement and $160,555 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the three months ended February 28, 2006 consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $184,511 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income declined due to the effect of amendments executed during the first quarter of fiscal 2007 in which the Company and its international licensees agreed to changes in the royalty fees for processing and storage in those geographical areas.

Equity in Losses of Affiliate. Equity in losses of affiliate was $28,613 for the three months ended February 28, 2007, compared to $10,308 for the 2006 period. During the fiscal year ended November 30, 2006, the Company ceased recording equity in losses from operations once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. Equity in losses of affiliate for the three months ended February 28, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. During the three months ended February 28, 2006, the Company recorded approximately $7,000 in equity in losses of affiliates related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the three months ended February 28, 2007 and for the same period in 2006. The Company did not record income tax expense during the first quarter of 2007 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income

Liquidity and Capital Resources

Through February 28, 2007, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the Initial Fees and ongoing storage fees.

At February 28, 2007, the Company had cash and cash equivalents of $5,740,957 as compared to $7,414,140 at November 30, 2006. The decrease in cash and cash equivalents during the three months ended February 28, 2007 was primarily attributable to the following:

Cash used in operating activities for the three months ended February 28, 2007 amounted to $1,271,822, which was primarily attributable to the implementation of interest-free financing plans and the payments of certain prior year accounts payable relating to purchases of laboratory equipment and outstanding invoices related to the return medical courier service. In addition, the net loss in the first quarter of 2007 contributed to the use of cash.

Cash used in investing activities for the three months ended February 28, 2007 amounted to $ 401,361 which was attributable to the purchase of property and equipment.

There was no cash used in or provided by financing activities for the three months ended February 28, 2007.

The Company also has certain investments in marketable securities totaling $1,052,221 at February 28, 2007.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flows from operations. The Company anticipates making capital expenditures of approximately $500,000 for the fiscal year 2007.

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

Income Taxes

Under the asset and liability method of FASB Statement No. 109 “Accounting for Income Taxes”(SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 28, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the first quarter of 2007, as the benefit was offset by an increase in the valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of February 28, 2007 and November 30, 2006.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has two active licensing agreements, one covering Mexico, Central America, and Ecuador, and another one covering India, with an option to expand into Singapore and Malaysia.

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

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, bonds and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value.

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of February 28, 2007 and November 30, 2006.

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

Forward Looking Statements

This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	the indefinite delay in the commercial launch of the processing and storage of Plureon® (placental) stem cells due to technological commercial considerations;

(v)	the failure of the offering of stem cell processing and storage services for new types of stem cells, services that have not previously been offered commercially, to gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xiii)	any negative effect from the filed class action shareholder lawsuits.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

The Company is not exposed to material fluctuations in currency exchange rates because the payments from the Company’s international affiliates are received in U.S. dollars.

Interest Rate Risk

The Company invests its cash in a variety of financial instruments, principally securities issued by the U.S government and its agencies, investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, the Company does not believe that there is a material exposure to interest rate risk.

Item 4.	Controls and Procedures

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors That May Affect Our Business” in Item 6 of our Annual Report on Form 10-KSB for the year ended November 30, 2006, which could materially affect our business, financial condition or future results. In addition, you should consider the following risk factor, which replaces the risk factor in Form 10-KSB captioned “Our placental stem cell storage services have not yet been offered, and there is no assurance that these services will be launched or will gain market acceptance”:

The commercial launch of our fetal placental stem cell storage services has been delayed indefinitely, and there is no assurance that other stem cell services will be launched or will gain market acceptance.

In April 2007, we announced that the commercial launch of the fetal placental stem cell service in association with Plureon Corporation would be postponed indefinitely due to technological commercialization considerations. The Company continues to work on the Company’s intellectual property unrelated to Plureon, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. Such new service offerings would be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, any new stem cells have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for new types of cells, this may adversely affect our future sales, if any, of these services.

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

Date: April 16, 2007