Form 10-Q
period 2007-05-31
CRYO CELL INTERNATIONAL INC
filed 2007-07-16
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 16, 2007, 11,669,629 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2007	2006
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,607,731	$7,414,140
Restricted cash	200,000	200,000
Marketable securities and other investments	1,001,993	989,581
Accounts receivable and advances (net of allowance for doubtful accounts of $1,042,370 and $905,984, respectively)	2,006,488	1,213,569
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	868,184	649,971

Total current assets	8,729,396	10,512,261

Property and Equipment-net	3,311,038	3,188,662

Other Assets
Marketable securities and other investments	57,780	50,760
Notes receivable	80,088	93,238
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	123,501	111,462

Total other assets	945,369	939,460

Total assets	$12,985,803	$14,640,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,523,635	$1,207,167
Accrued expenses	1,015,136	1,706,199
Deferred revenue	3,774,579	3,592,485

Total current liabilities	6,313,350	6,505,851

Other Liabilities
Deferred revenue	6,442,061	5,875,107
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	515,390	556,571

Total other liabilities	10,752,451	10,226,678

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,669,629 as of May 31, 2007 and 11,624,629 as of November 30, 2006 issued and outstanding)	116,696	116,247
Additional paid-in capital	24,124,594	23,929,761
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(104,856)	(111,876)
Accumulated deficit	(27,377,131)	(25,186,977)

Total stockholders’ deficit	(4,079,998)	(2,092,146)

Total liabilities and stockholders’ deficit	$12,985,803	$14,640,383

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
Revenue	$4,449,335	$4,480,285	$8,623,037	$8,171,537

Costs and Expenses:
Cost of sales	1,604,307	1,621,179	3,119,407	2,828,695
Marketing, general & administrative expenses	3,982,596	3,404,327	7,239,602	5,878,291
Research, development and related engineering	183,776	129,024	317,340	140,644
Depreciation and amortization	132,335	105,172	266,640	215,005

Total costs and expenses	5,903,014	5,259,702	10,942,989	9,062,634

Operating Loss	(1,453,679)	(779,417)	(2,319,952)	(891,097)

Other Income (Expense):
Interest income	82,127	70,997	158,823	139,442
Interest expense	(286,916)	(253,979)	(543,383)	(483,652)
Other income (expense)	10,419	(4,528)	10,419	982
Licensee income	264,224	136,742	552,219	469,976

Total other income (expense)	69,854	(50,768)	178,078	126,748

Loss before income tax expense and equity in losses of affiliate	(1,383,825)	(830,185)	(2,141,874)	(764,349)

Equity in losses of affiliate	(19,668)	(29,948)	(48,280)	(40,256)

	(19,668)	(29,948)	(48,280)	(40,256)

Net Loss	$(1,403,493)	$(860,133)	$(2,190,154)	$(804,605)

Net loss per common share - basic	$(0.12)	$(0.07)	$(0.19)	$(0.07)

Weighted average common shares outstanding - basic	11,663,759	11,624,629	11,644,409	11,624,629

Net loss per common share - diluted	$(0.12)	$(0.07)	$(0.19)	$(0.07)

Weighted average common shares outstanding - diluted	11,663,759	11,624,629	11,644,409	11,624,629

Comprehensive loss:
Net loss:	$(1,403,493)	(860,133)	$(2,190,154)	$(804,605)

Unrealized (loss) gain on marketable securities	(4,861)	20,410	7,020	40,791

Recognition of unrealized gain on marketable securities	10,419	5,510	10,419	5,510

Comprehensive loss	$(1,397,935)	$(834,213)	$(2,172,715)	$(758,304)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	May 31,	May 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(2,190,154)	$(804,605)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	372,945	308,294
Gain on sale of marketable securities	(10,419)	(5,510)
Loss on sale of property and equipment	—	4,528
Compensatory element of stock options	122,702	57,839
Provision for doubtful accounts	280,729	238,703
Equity in losses of affiliate	48,280	40,256
Changes in assets and liabilities:
Accounts receivable and advances	(1,073,648)	(33,384)
Note receivable	13,150	9,125
Prepaid expenses and other current assets	(218,213)	(265,737)
Deposits and other assets	(12,039)	(2,500)
Accounts payable	316,468	219,467
Accrued expenses	(691,063)	71,619
Deferred consulting obligation	(41,181)	(52,036)
Deferred revenue	749,048	862,986

Net cash (used in) provided by operating activities	(2,333,395)	649,045

Cash flows from investing activities:
Purchases of property and equipment	(495,321)	(390,866)
Sale of property and equipment	—	5,000
Purchase of marketable securities and other investments	(1,001,993)	(989,581)
Proceeds from sale of marketable securities	1,000,000	490,000

Net cash used in investing activities	(497,314)	(885,447)

Cash flows from financing activities:
Proceeds from the exercise of stock options	24,300	—

Net cash provided by financing activities	24,300	—

Decrease in cash and cash equivalents	(2,806,409)	(236,402)
Cash and cash equivalents - beginning of period	7,414,140	7,979,377

Cash and cash equivalents - end of period	$4,607,731	$7,742,975

Supplemental disclosure of cash flow information:
Interest	$517,744	$456,421

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:

Unrealized gain as a component of marketable securities and stockholders’ deficit	$7,020	$40,791

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2007 and November 30, 2006, the related Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and six months ended May 31, 2007 and 2006 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of May 31, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the three and six months ended May 31, 2007 and 2006, as the benefit was offset by an increase in the valuation allowance.

Stock Compensation

As of May 31, 2007, the Company has two stock-based employee compensation plans, which are described in Note 5. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended May 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. Prior period results are not restated.

Had SFAS 123R been implemented in 2006, the Company’s net loss and loss per share would have been adjusted to the amounts indicated:

	For the three months ended	For the six months ended
	May 31, 2006	May 31, 2006
Net loss, as reported	$(860,133)	$(804,605)
Add: Consultant option expense included in reported net loss	29,903	57,839
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(80,742)	(118,927)
Pro forma net loss	$(910,972)	$(865,693)
Loss per share:
Basic and Diluted – as reported	$(0.07)	$(0.07)
Basic and Diluted – pro forma	$(0.08)	$(0.07)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three and six months ended May 31, 2007 and 2006, there were no tax benefits resulting from stock option exercises.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS No. 159). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning December 1, 2007. The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Also, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.

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

Note 2 – Earnings per Common Share

Earnings per common share data is based on net loss and not comprehensive loss. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Numerator:
Net Loss	$(1,403,493)	$(860,133)	$(2,190,154)	$(804,605)
Denominator:
Weighted-average shares outstanding-basic	11,663,759	11,624,629	11,644,409	11,624,629

Dilutive common shares issuable upon exercise of stock options	—	—	—	—
Weighted-average shares-diluted	11,663,759	11,624,629	11,644,409	11,624,629

Loss per share:
Basic	$(.12)	$(.07)	$(.19)	$(.07)

Diluted	$(.12)	$(.07)	$(.19)	$(.07)

For the three and six months ended May 31, 2007 and 2006, basic and diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded the effect of all outstanding options from the computation of earnings per share for the three months and six months ended May 31, 2007 and 2006, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

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

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney’s fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation

transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, In re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Delaware court stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office. During the first half of 2007, the Patent Office issued reexamination certificates confirming the claims of the PharmaStem patents.

PharmaStem filed an appeal to the, the United States Court of Appeals for the Federal Circuit from the final judgment entered by the District Court in the original litigation, and the defendants, including Cryo-Cell, filed a cross-appeal. On July 9, 2007, the Court entered its decision, upholding the lower court’s determination to grant judgment as a matter of law in favor of the defendants, including Cryo-Cell, on the ground that the plaintiff failed to prove infringement of either the ‘681 or ‘553 patents, and reversing the lower court’s ruling with respect to validity of the patents. The Court of Appeals held both patents invalid on the ground of obviousness. Two judges supported this result, with one judge dissenting.

PharmaStem has the right to request rehearing by the full Court of Appeals and/or to request that the case be heard by the United States Supreme Court. Any petition for rehearing to the Court of Appeals must be submitted by July 23, 2007. In either case, any further review is subject to the discretion of the courts, which are not required to entertain any further appeals.

This decision, if not considered further by the appellate courts, will likely have a substantial impact on the second round of litigation involving related PharmaStem patents, which litigation, as noted above, has been stayed in the District Court for the District of Delaware pending a decision on the appeal.

Note 4 – Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2007 and November 30, 2006, the Company had an ownership interest of approximately 38% in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in Saneron has decreased due to Saneron issuing common shares to entities and individuals. During 2006, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2006. During fiscal 2006, the Company ceased recording equity in losses in Saneron once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of May 31, 2007 and November 30, 2006, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at $684,000.

For the three and six months ended May 31, 2007, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $19,668 and $48,280, respectively. For the three and six months ended May 31, 2006, the Company recorded equity in losses of Saneron operations of $29,948 and $40,256, respectively. Included in equity in losses of affiliate is approximately $13,200 and $23,100 for the three and six months ended May 31, 2006 related to compensation expense for stock option awards that were granted by Saneron. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of May 31, 2007 and November 30, 2006, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ equity as treasury stock.

Note 5 – Stock Options

In 2000, the Company adopted a Stock Incentive Plan (“the Plan”). The Plan has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

In June 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards, or performance awards (i.e. performance shares and performance units). No options have been issued from this plan to date.

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

Variables used to determine the fair value of the options granted for the six months ended May 31, 2007 are as follows:

Weighted average values:
Expected dividends	0%
Expected volatility	208%
Risk free interest rate	4.44%-4.86%
Expected life	5 years

Stock option activity for the six months ended May 31, 2007, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 1, 2006	1,919,893	$2.32

Granted	107,500	2.18
Exercised	(45,000)	0.54
Terminated	(107,597)	3.76

Outstanding at May 31, 2007	1,874,796	$2.27	$1,000,360

Exercisable at May 31, 2007	1,603,079	$2.18	$994,451

The weighted average grant date fair value of options granted during the six months ended May 31, 2007 was $2.14. The total intrinsic value of options exercised during the six months ended May 31, 2007 was $72,450.

Significant option groups exercisable at May 31, 2007 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$ 0.54 to $ 0.99	604,000	$0.55	1.2
$ 1.00 to $ 2.00	19,500	$1.99	.6
$ 2.01 to $ 3.00	296,063	$2.36	3.0
$ 3.01 to $ 4.00	418,966	$3.21	4.2
$ 4.01 to $ 5.00	262,050	$4.09	2.1
$ 5.01 to $ 6.00	2,500	$5.19	2.6

	1,603,079

A summary of the status of the Company’s non-vested shares as of May 31, 2007, and changes during the six months ended May 31, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at December 1, 2006	335,216	$3.11

Granted	107,500	2.14
Vested	(100,879)	3.08
Forfeited	(70,120)	3.13

Non-vested at May 31, 2007	271,717	$2.82

As of May 31, 2007, there was approximately $406,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the six months ended May 31, 2007 was approximately $311,000.

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Marketable securities were $1,059,773 and $1,040,341 at May 31, 2007 and November 30, 2006, respectively. In accordance with SFAS 115, the Company recorded a gain of $5,510 for the three and six months ended May 31, 2006, in conjunction with the sale of certain marketable securities, and recorded a gain of $10,419 for the three and six months ended May 31, 2007. Included within marketable securities on the accompanying consolidated balance sheets as of May 31, 2007 and November 30, 2006 are bond investments of $1,001,993 and $989,581, respectively, which are being held to maturity. The estimated fair market value of this bond was $997,810 and $994,380 as of May 31, 2007 and November 30, 2006, respectively.

Other Investments

The Company uses the guidance in SFAS 115 as described above, to account for the other investments. The fair value of other investments as of May 31, 2007 and November 30, 2006 was approximately $58,000 and $51,000, respectively, and the unrealized holding loss recorded as a component of stockholders deficit on other investments was approximately $11,000 and $18,000 as of May 31, 2007 and November 30, 2006, respectively.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the agreement has been reflected as a liability on the consolidated balance sheet as of May 31, 2007 and November 30, 2006.

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

The Company reported a net loss for the six months ended May 31, 2007 of approximately ($2,190,000) or ($.19) per basic common share, compared to net loss of approximately ($805,000), or ($.07) per basic common share for the six months ended May 31, 2006. The increased net loss in the 2007 period compared to 2006 is in part the result of a 10% increase in cost of sales and a 23% increase in marketing, general and administrative expenses, partially offset by the 6% increase in revenue. In addition, the net loss was increased by certain expenses in the 2007 period, including approximately $317,000 in research and development expenses relating to planned new products and services and approximately $123,000 in stock option compensation resulting from adoption of FASB Statement No. 123(R). The impact of the higher costs and expenses was partially offset by an increase in revenue in the 2007 period.

In May 2007, the Company announced the isolation of a new type of adult stem cell, a maternal placental stem cell (MPSC), which has potential for treating a broad range of diseases in the future. The MPSC, is taken from the discarded placental tissue immediately after childbirth. Like stem cells recovered from umbilical cord blood, these cells may be collected without any risk to the mother or child. The new cell is maternal in origin, meaning it is genetically matched with the mother. The Company is preparing to commercialize an exclusive new service offering involving collection and preservation of MPSCs from placental tissue at the time of birth. The proposed new service will be based on the Company’s intellectual property (IP) associated with methods, processes and systems for the procurement, isolation, processing and cryopreservation of MPSCs. The Company plans to offer the MPSC service, when it is commercially available, bundled with its U-Cord® umbilical stem cell collection and storage services. The Company believes that the MPSC service will provide families with the unique opportunity to safeguard both the mother and her newborn with stem cells preserved for their future potential therapeutic utilization.

A portion of the Company’s research and development expenses in the first six months of 2007 related to development expenses of proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it has decided to indefinitely postpone plans to launch the fetal placental stem cell service, primarily due to technological commercialization considerations. The Company’s research and development relating to the procurement, processing and cryopreservation of stem cells from placental tissue has contributed to its independent creation of valuable proprietary technology that the Company will protect and commercialize.

At May 31, 2007, the Company had cash and cash equivalents of $4,607,731 and marketable securities and other investments of $1,059,773. The Company’s cash decreased by approximately $2,806,000 during the first half of fiscal 2007, as a result of the decline in cash flow from operations and the purchase of property and equipment. The decline in operating cash flow was partially the result of the implementation of in-house financing plans during the year and increased research and development expenses relating to the MPSC. The in-house financing plan allows the Company’s clients to pay the first year’s fee over twelve or fifteen months. As of July 16, 2007, the Company maintains no indebtedness.

Results of Operations – Six-month period ended May 31, 2007

Revenues. Revenues for the six months ended May 31, 2007 were $8,623,037 as compared to $8,171,537 for the same period in 2006, representing a 6% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a 17% increase in storage revenues. This increase was partially offset by a 7% decrease in specimens processed and an increase in sales discounts of 11% for the six months ended May 31, 2007 compared to the 2006 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the six months ended May 31, 2007 was $3,119,407 as compared to $2,828,695 for the same period in 2006, representing a 10% increase. Cost of sales was 36% of revenues for the six months ended May 31, 2007 and 35% for the six months ended May 31, 2006. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. Cost of sales increased due to an increase in return medical courier service charges of approximately $144,000 and an increase in cord blood collection reimbursements of approximately $54,000. The increase in return medical courier service charges is a direct result of the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the six months ended May 31, 2007 were $7,239,602 as compared to $5,878,291 for the six months ended May 31, 2006, representing a 23% increase. The increase was principally attributable to the implementation of the Company’s previously announced strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase of approximately $1,361,000 in expense, principally related to expenses for consumer advertising and salaries and wages. Also contributing to the expense increase in the 2007 period were $160,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. Also, during the first six months of 2007, the Company adopted SFAS 123R, resulting in stock option compensation expense of $122,702 in the first six months of 2007, versus $57,839 in the 2006 period. As a result of these increases, marketing, general and administrative expenses as a percentage of revenues increased from 84% for the six months ended May 31, 2007 compared to 72% for the 2006 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2007 were $317,340 as compared to $140,644 for the six months ended May 31, 2006. The increase was due to expenses related to the Company’s development expenses for the isolation of the MPSC and commercialization of the Company’s planned MPSC service and the development expenses of the planned fetal placental stem cell service prior the decision to postpone indefinitely the commercial launch of that service.

Interest Expense. Interest expense for the six months ended May 31, 2007 was $543,383 as compared to $483,652 for the same period in 2006. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $18,740 and $20,970 for the six months ended May 31, 2007 and May 31, 2006, respectively.

Licensee Income. Licensee income for the six months ended May 31, 2007, was $552,219 as compared to $469,976 for the same period in 2006. Licensee income for the six months ended May 31, 2007 consisted of $254,880 received as installment payments from the non-recurring sale of the India license agreement and $297,339 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the six months ended May 31, 2006 consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $321,253 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income declined due to the effect of amendments executed during the first quarter of fiscal 2007 in which the Company and its international licensees agreed to changes in the royalty fees for processing and storage in those geographical areas.

Equity in Losses of Affiliate. Equity in losses of affiliate was $48,280 for the six months ended May 31, 2007, compared to $40,256 for the same 2006 period. During the fiscal year ended November 30, 2006, the Company ceased recording equity in losses from operations once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. Equity in losses of affiliate for the six months ended May 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. During the six months ended May 31, 2006, the Company recorded approximately $27,000 in equity in losses of affiliates related to such Saneron compensation expense.

Income Taxes. There was no income tax expense for the six months ended May 31, 2007 and for the same period in 2006. The Company did not record income tax expense due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income

Results of Operations – Three-month period ended May 31, 2007

Revenues. Revenues for the three months ended May 31, 2007 were $4,449,335 as compared to $4,480,285 for the same period in 2006, remaining relatively flat, representing a less than 1% decrease. The decrease is primarily attributable to a decrease in specimens processed of approximately 10%, offset by a 17% increase in recurring annual storage fee revenue.

Cost of Sales. Cost of sales for the three months ended May 31, 2007 was $1,604,307 as compared to $1,621,179 for the same period in 2006, representing a 1% decrease. Cost of sales was 36% of revenues for the three months ended May 31, 2007 and 36% for the three months ended May 31, 2006. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended May 31, 2007 were $3,982,596 as compared to $3,404,327 for the three months ended May 31, 2006 representing a 17% increase. The increase was principally attributable to the implementation of the Company’s previously announced strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase of approximately $377,000 in sales and marketing expense, principally related to expenses for salaries and wages and higher expenditures for professional marketing. Also contributing to the expense increase were $126,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. In addition, during the first quarter of 2007, the Company adopted SFAS 123R which resulted in stock compensation expense of $67,383 for the three month period ended May 31, 2007. As a result of these increases, marketing, general and administrative expenses as a percentage of revenues increased to 90% of revenues for the three months ended May 31, 2007 compared to 76% for the 2006 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2007 were $183,776 as compared to $129,024 for the three months ended May 31, 2006. The increase was due to expenses related to the Company’s development expenses for the commercialization of its proposed maternal placental stem cell isolation of the MPSC and commercialization of the Company’s planned MPSC service.

Interest Expense. Interest expense for the three months ended May 31, 2007 was $286,916 as compared to $253,979 for the same period in 2006. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $9,292 and $9,149 for the three months ended May 31, 2007 and May 31, 2006, respectively.

Licensee Income. Licensee income for the three months ended May 31, 2007, was $264,224 as compared to $136,742 for the same period in 2006. Licensee income for the three months ended May 31, 2007 consisted of $127,440 received as the final installment payment from the non-recurring sale of the India license agreement and $136,784 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the three months ended May 31, 2006 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income remained flat for the 2007 period over the 2006 period due to the effect of amendments executed during the first quarter of fiscal 2007 in which the Company and its international licensees agreed to changes in the royalty fees for processing and storage in those geographical areas.

Equity in Losses of Affiliate. Equity in losses of affiliate was $19,668 for the three months ended May 31, 2007, compared to $29,948 for the 2006 period. During the fiscal year ended November 30, 2006, the Company ceased recording equity in losses from operations once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. Equity in losses of affiliate for the three months ended May 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. During the three months ended May 31, 2006, the Company recorded approximately $20,000 in equity in losses of affiliates related to such Saneron compensation expense.

Income Taxes. There was no income tax expense for the three months ended May 31, 2007 and for the same period in 2006. The Company did not record income tax expense during the second quarter of 2007 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Liquidity and Capital Resources

Through May 31, 2007, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fees and ongoing storage fees.

At May 31, 2007, the Company had cash and cash equivalents of $4,607,731 as compared to $7,414,140 at November 30, 2006. The decrease in cash and cash equivalents during the six months ended May 31, 2007 was primarily attributable to the following:

Cash used in operating activities for the six months ended May 31, 2007 amounted to $2,333,395, which was primarily attributable to the implementation of interest-free financing plans and the payments of certain prior year accounts payable relating to purchases of laboratory equipment and outstanding invoices related to the return medical courier service. In addition, the net loss in the first six months of 2007 contributed to the use of cash.

Cash used in investing activities for the six months ended May 31, 2007 amounted to $497,314 which was primarily attributable to the purchase of property and equipment.

Cash provided by financing activities for the six months ended May 31, 2007 amounted to $24,300, which was the result of exercised stock options.

The Company also has certain investments in marketable securities totaling $1,059,773 at May 31, 2007.

The Company does not have a line of credit or other type of financing instrument. Capital expenditures for the Company’s new facility were funded from cash flows from operations. The Company anticipates making capital expenditures of approximately $750,000 for the fiscal year 2007.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services, new service offerings such as the proposed MPSC service, and controlling expenses.

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

Income Taxes

Under the asset and liability method of FASB Statement No. 109 “Accounting for Income Taxes”(SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of May 31, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the first quarter of 2007, as the benefit was offset by an increase in the valuation allowance.

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

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of May 31, 2007 and November 30, 2006.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of May 31, 2007 and November 30, 2006.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	the indefinite postponement in the commercial launch of the processing and storage of Plureon® (placental) stem cells due to technological commercialization considerations;

(v)	uncertainty of timing of the commercial launch of our MPSC services, commercialization of which is subject to completion of clinical validation and testing and other requirements.

(vi)	the failure of the offering of stem cell processing and storage services relating to MPSC and any other new types of stem cells, services that have not previously been offered commercially, to gain market acceptance;

(vii)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(viii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(ix)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(x)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(xi)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xii)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xiii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xiv)	any negative effect from the filed class action shareholder lawsuits.

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

The commercial launch of our fetal placental stem cell storage services has been postponed indefinitely, and there is no assurance that these services will be launched commercially.

In April 2007, we announced that the commercial launch of the fetal placental stem cell service in association with Plureon Corporation would be postponed indefinitely due to technological commercialization considerations. There is no assurance that this service will be launched commercially in the future.

Our maternal placental stem cell (MPSC) services have not yet been offered commercially, and there is no assurance that the MPSC services or other stem cell services will be launched or will gain market acceptance.

We have not yet launched our MPSC services commercially. The commercial launch of this offering is subject to certain developments, including completion of clinical validation and testing. [Are there other hurdles that should be mentioned, such as commercialization of the processing methods on an economical basis so as to permit adequate margins?] There can be no assurance that completion of these developments will be successful or that the MPSC services will ever be commercially launched. In addition to the MPSC services, the Company continues to work on other intellectual property, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. The MSPC services and other service offerings will be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, MSPCs and any other new stem cells that may be offered have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for MPSCs and other new types of cells, this may adversely affect our future sales, if any, of these services.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10	Employment Agreement dated April 1, 2007 with Julie Allickson.

10.1	Employment Agreement dated April 1, 2007 with W. Robert Doll.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: July 16, 2007