Form 10-Q
period 2007-08-31
CRYO CELL INTERNATIONAL INC
filed 2007-10-15
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of October 15, 2007, 11,672,129 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2007	November 30, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,747,166	$7,414,140
Restricted cash	200,000	200,000
Marketable securities and other investments	1,001,993	989,581
Accounts receivable and advances (net of allowance for doubtful accounts of $1,042,370 and $905,984, respectively)	2,045,039	1,213,569
Deferred tax assets	45,000	45,000
Prepaid expenses and other current assets	818,313	649,971

Total current assets	7,857,511	10,512,261

Property and Equipment-net	3,236,646	3,188,662

Other Assets
Marketable securities and other investments	53,998	50,760
Notes receivable	80,088	93,238
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	123,501	111,462

Total other assets	941,587	939,460

Total assets	$12,035,744	$14,640,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,197,223	$1,207,167
Accrued expenses	1,031,858	1,706,199
Deferred revenue	4,015,310	3,592,485

Total current liabilities	6,244,391	6,505,851

Other Liabilities
Deferred revenue	6,538,915	5,875,107
Deferred tax liabilities	45,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	492,612	556,571

Total other liabilities	10,826,527	10,226,678

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,669,629 as of August 31, 2007 and 11,624,629 as of November 30, 2006 issued and outstanding)	116,696	116,247
Additional paid-in capital	24,321,106	23,929,761
Treasury stock	(839,301)	(839,301)
Accumulated other comprehensive loss	(108,636)	(111,876)
Accumulated deficit	(28,525,039)	(25,186,977)

Total stockholders’ deficit	(5,035,174)	(2,092,146)

Total liabilities and stockholders’ deficit	$12,035,744	$14,640,383

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

Revenue	$4,550,128	$4,589,222	$13,173,166	$12,760,760

Costs and Expenses:
Cost of sales	1,668,211	1,666,204	4,787,618	4,494,898
Marketing, general & administrative expenses	3,595,890	3,599,516	10,835,492	9,477,807
Research, development and related engineering	163,402	114,756	480,742	255,400
Impairment of marketable securities	—	147,420	—	147,420
Depreciation and amortization	134,739	104,044	401,379	319,049

Total costs and expenses	5,562,242	5,631,940	16,505,231	14,694,574

Operating Loss	(1,012,114)	(1,042,718)	(3,332,065)	(1,933,814)

Other Income (Expense):
Interest income	67,607	77,411	226,431	216,853
Interest expense	(304,020)	(271,917)	(847,402)	(755,568)
Other income (expense)	—	(428)	10,419	554
Licensee income	226,300	164,828	778,519	634,804

Total other income (expense)	(10,113)	(30,106)	167,967	96,643

Loss before income tax expense and equity in losses of affiliate	(1,022,227)	(1,072,824)	(3,164,098)	(1,837,171)

Equity in losses of affiliate	(125,684)	(6,726)	(173,964)	(46,982)

Loss from continuing operations	(1,147,911)	(1,079,550)	(3,338,062)	(1,884,153)
Income tax expense	—	—	—	—

Net Loss	$(1,147,911)	$(1,079,550)	$(3,338,062)	$(1,884,153)

Net loss per common share—basic	$(0.10)	$(0.09)	$(0.29)	$(0.16)

Weighted average common shares outstanding—basic	11,669,629	11,624,629	11,652,877	11,624,629

Net loss per common share—diluted	$(0.10)	$(0.09)	$(0.29)	$(0.16)

Weighted average common shares outstanding—diluted	11,669,629	11,624,629	11,652,877	11,624,629

Comprehensive loss:
Net loss:	$(1,147,911)	(1,079,550)	$(3,338,062)	$(1,884,153)
Unrealized (loss) gain on marketable securities	(3,780)	(12,943)	3,240	27,848
Write-off of unrealized loss on marketable securities	—	147,420	—	147,420
Recognition of unrealized gain on marketable securities	—	—	10,419	5,510

Comprehensive loss	$(1,151,691)	$(945,073)	$(3,324,403)	$(1,703,375)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	August 31, 2007	August 31, 2006
Cash Flows from Operating Activities:
Net Loss	$(3,338,062)	$(1,884,153)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	557,889	492,406
Gain on sale of marketable securities	(10,419)	(5,510)
Loss on sale of property and equipment	—	4,956
Compensatory element of stock options	193,530	68,074
Provision for doubtful accounts	341,875	338,272
Impairment of marketable securities	—	147,420
Equity in losses of affiliate	173,965	46,982
Changes in assets and liabilities:
Accounts receivable and advances	(1,173,345)	(524,775)
Note receivable	13,151	7,550
Prepaid expenses and other current assets	(168,342)	(25,415)
Deposits and other assets	(12,039)	(65,723)
Accounts payable	(9,944)	44,130
Accrued expenses	(674,341)	584,870
Deferred consulting obligation	(63,959)	(79,790)
Deferred revenue	1,086,633	1,491,288

Net cash (used in) provided by operating activities	(3,083,408)	640,582

Cash flows from investing activities:
Purchases of property and equipment	(605,873)	(494,705)
Sale of property and equipment	—	5,000
Purchase of marketable securities	(1,001,993)	(989,581)
Proceeds from sale of marketable securities	1,000,000	490,000

Net cash used in investing activities	(607,866)	(989,286)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,300	—

Net cash provided by financing activities	24,300	—

Decrease in cash and cash equivalents	(3,666,974)	(348,704)
Cash and cash equivalents—beginning of period	7,414,140	7,979,377

Cash and cash equivalents—end of period	$3,747,166	$7,630,673

Supplemental disclosure of cash flow information:
Interest	$822,376	$712,800

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders’ deficit	$3,240	$27,848

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2007 and November 30, 2006, the related Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and nine months ended August 31, 2007 and 2006 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) as amended by Staff Accounting Bulletin No. 104 Revenue Recognition, and Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period.

Income Taxes

Under the asset and liability method of FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of August 31, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the three and nine months ended August 31, 2007 and 2006, as the benefit was offset by an increase in the valuation allowance.

Stock Compensation

As of August 31, 2007, the Company has two stock-based employee compensation plans, which are described in Note 5. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of

Operations for the three and nine months ended August 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. Prior period results are not restated.

Had SFAS 123R been implemented in 2006, the Company’s net loss and loss per share would have been adjusted to the amounts indicated:

	For the three months ended	For the nine months ended
	August 31, 2006	August 31, 2006
Net loss, as reported	$(1,079,550)	$(1,884,153)
Add: Consultant option expense included in reported net loss	10,235	68,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(116,891)	(235,819)
Pro forma net loss	$(1,186,206)	$(2,051,898)
Loss per share:
Basic and Diluted – as reported	$(0.10)	$(0.18)
Basic and Diluted – pro forma	$(0.10)	$(0.18)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three and nine months ended August 31, 2007 and 2006, there were no tax benefits resulting from stock option exercises.

Product Guarantee and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment guarantee under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the guarantee program nor has it incurred costs related to these guarantees. The Company does not maintain insurance for this guarantee program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the guarantee as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the guarantee. As of August 31, 2007 and November 30, 2006 the Company recorded reserves under these programs in the amounts of $63,843 and $35,238, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The Company is currently evaluating the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Note 2 – Earnings per Common Share

Earnings per common share data is based on net loss and not comprehensive loss. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Numerator:
Net Loss	$(1,147,911)	$(1,079,550)	$(3,338,062)	$(1,884,153)
Denominator:
Weighted-average shares outstanding-basic	11,669,629	11,624,629	11,652,877	11,624,629

Dilutive common shares issuable upon exercise of stock options	—	—	—	—
Weighted-average shares-diluted	11,669,629	11,624,629	11,652,877	11,624,629

Loss per share:
Basic	$(.10)	$(.09)	$(.29)	$(.16)

Diluted	$(.10)	$(.09)	$(.29)	$(.16)

For the three and nine months ended August 31, 2007 and 2006, basic and diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded the effect of all outstanding options from the computation of earnings per share for the three months and nine months ended August 31, 2007 and 2006, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

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

PharmaStem filed an appeal to the, the United States Court of Appeals for the Federal Circuit from the final judgment entered by the District Court in the original litigation, and the defendants, including Cryo-Cell, filed a cross-appeal. On July 9, 2007, the Court entered its decision, upholding the lower court's determination to grant judgment as a matter of law in favor of the defendants, including Cryo-Cell, on the ground that the plaintiff failed to prove infringement of either the ‘681 or ‘553 patents, and reversing the lower court’s ruling with respect to validity of the patents. The Court of Appeals held both patents invalid on the ground of obviousness. Two judges supported this result, with one judge dissenting.

PharmaStem filed a petition for rehearing, which was denied by the Court on September 4, 2007. PharmaStem has the right to request that the case be heard by the United States Supreme Court. Any such petition must be submitted by December 3, 2007.

This decision, if not considered further by the Supreme Court, will likely have a substantial impact on the second round of litigation involving related PharmaStem patents, which litigation, as noted above, has been stayed in the District Court for the District of Delaware pending a decision on the appeal.

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleges breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requests declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief Portnoy is seeking a declaration that the dissident slate is entitled to be installed as members of the Company's board of directors. A trial is currently scheduled for November 2007.

Note 4 – Investments in Subsidiaries and Affiliates

Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2007 and November 30, 2006, the Company had an ownership interest of approximately 37% in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in Saneron has decreased due to Saneron issuing common shares to entities and individuals. During 2006, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2006. During fiscal 2006, the Company ceased recording equity in losses in Saneron once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of August 31, 2007 and November 30, 2006, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at $684,000.

For the three and nine months ended August 31, 2007, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $125,684 and $173,964, respectively. For the three and nine months ended August 31, 2006, the Company recorded equity in losses of Saneron operations of $6,726 and $46,982, respectively. Included in equity in losses of affiliate is approximately $24,900 and $52,300 for the three and nine months ended August 31, 2006 related to compensation expense for stock option awards that were granted by Saneron. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of August 31, 2007 and November 30, 2006, the Company has classified the initial value of Company stock held by Saneron of approximately $839,000 within stockholders’ deficit as treasury stock.

Note 5 – Stock Options

In 2000, the Company adopted a Stock Incentive Plan (“the Plan”). The Plan reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

In June 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options,

restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards, or performance awards (i.e. performance shares and performance units). No options have been issued from this plan to date.

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

Variables used to determine the fair value of the options granted for the nine months ended August 31, 2007 are as follows:

Weighted average values:
Expected dividends	0%
Expected volatility	207%
Risk free interest rate	4.68%
Expected life	5 years

Stock option activity for the nine months ended August 31, 2007, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 1, 2006	1,919,893	$2.32

Granted	170,000	1.96
Exercised	(45,000)	0.54
Terminated	(267,549)	3.51

Outstanding at August 31, 2007	1,777,344	$2.15	$562,385

Exercisable at August 31, 2007	1,489,101	$2.06	$562,035

The weighted average grant date fair value of options granted during the nine months ended August 31, 2007 was $1.92. The total intrinsic value of options exercised during the nine months ended August 31, 2007 was $72,450.

Significant option groups exercisable at August 31, 2007 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.54 to $ 0.99	604,000	$0.55	1.0
$ 1.00 to $ 2.00	21,996	$1.61	5.2
$ 2.01 to $ 3.00	239,669	$2.26	3.2
$ 3.01 to $ 4.00	418,302	$3.20	3.9
$ 4.01 to $ 5.00	202,634	$4.02	2.4
$ 5.01 to $ 6.00	2,500	$5.19	0.1

	1,489,101

A summary of the status of the Company’s non-vested shares as of August 31, 2007, and changes during the nine months ended August 31, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 1, 2006	335,216	$3.18

Granted	170,000	1.92
Vested	(119,215)	2.92
Forfeited	(97,758)	2.97

Non-vested at August 31, 2007	288,243	$2.61

As of August 31, 2007, there was approximately $394,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended August 31, 2007 was approximately $348,000.

Note 6 – Marketable Securities and Other Investments

The Company has certain investments in marketable securities, which are categorized as marketable securities and other investments on the accompanying balance sheets and accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Marketable securities were $1,055,991 and $1,040,341 at August 31, 2007 and November 30, 2006, respectively. In accordance with SFAS 115, the Company recorded a gain of $0 and $10,419 for the three and nine months ended August 31, 2007, respectively, in conjunction with the sale of certain marketable securities, and recorded a gain of $0 and $5,510 for the three and nine months ended August 31, 2006, respectively. Included within marketable securities on the accompanying consolidated balance sheets as of August 31, 2007 and November 30, 2006 are bond investments of approximately $1,002,000 and $990,000, respectively, which are being held to maturity. The estimated fair market value of the bonds were approximately $999,000 and $994,000 as of August 31, 2007 and November 30, 2006, respectively.

Other Investments

The Company uses the guidance in SFAS 115 as described above, to account for the other investments. The fair value of other investments as of August 31, 2007 and November 30, 2006 was approximately $54,000 and $51,000, respectively, and the unrealized holding loss recorded as a component of stockholders deficit on other investments was approximately $15,000 and $18,000 as of August 31, 2007 and November 30, 2006, respectively. The cost basis of the other investments was written down to fair value and charged to impairment during the third quarter of fiscal 2006 as it was determined that the decline in fair market value was other-than-temporary. The impairment expense amounted to approximately $147,000.

Note 7 – Deferred Consulting Obligation

During June 2002, the Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the agreement has been reflected as a liability on the consolidated balance sheets as of August 31, 2007 and November 30, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company reported a net loss for the nine months ended August 31, 2007 of approximately ($3,338,000) or ($.29) per basic common share, compared to net loss of approximately ($1,884,000), or ($.16) per basic common share for the nine months ended August 31, 2006. The increased net loss in the 2007 period compared to 2006 is in part the result of a 7% increase in cost of sales and a 14% increase in marketing, general and administrative expenses, partially offset by the 3% increase in revenue. Marketing, general and administration expenses in the 2007 period included approximately $580,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. In addition, the net loss was increased by certain other expenses in the 2007 period, including approximately $481,000 in research and development expenses relating to planned new products and services and approximately $194,000 in stock option compensation resulting from adoption of FASB Statement No. 123(R). The impact of the higher costs and expenses was partially offset by an increase in revenue in the 2007 period.

At August 31, 2007, the Company had cash and cash equivalents of approximately $3,747,000 and marketable securities and other investments of approximately $1,056,000. The Company’s cash decreased by approximately $3,667,000 during the first nine months of fiscal 2007, as a result of the decline in cash flow from operations and the purchase of property and equipment. The decline in operating cash flow was partially the result of the implementation of in-house financing plans during the year and increased research and development expenses relating to the maternal placental stem cells (MPSC’s). The in-house financing plan allows the Company’s clients to pay the first year’s fee over twelve or fifteen months. The Company discontinued offering the in-house financing plans during the second quarter of 2007. As of October 15, 2007, the Company maintains no indebtedness.

Results of Operations – Nine-month period ended August 31, 2007

Revenues. Revenues for the nine months ended August 31, 2007 were $13,173,166 as compared to

$12,760,760 for the same period in 2006, representing a 3% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a 17% increase in storage revenues. This increase was partially offset by an 8% decrease in specimens processed.

Cost of Sales. Cost of sales for the nine months ended August 31, 2007 was $4,787,618 as compared to $4,494,898 for the same period in 2006, representing a 7% increase. Cost of sales was 36% of revenues for the nine months ended August 31, 2007 and 35% for the nine months ended August 31, 2006. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona. Cost of sales increased due to an increase in return medical courier service charges of approximately $133,000 and an increase in cord blood collection reimbursements of approximately $57,000. The increase in return medical courier service charges is a direct result of the price increase implemented during the first quarter of fiscal 2006. As part of the service enhancements associated with this price increase, the Company now incurs the cost of the return shipping of its cord blood collection kits.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the nine months ended August 31, 2007 were $10,835,492 as compared to $9,477,807 for the nine months ended August 31, 2006, representing a 14% increase. The increase was principally attributable to the implementation of the Company’s previously announced strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase of approximately $1,358,000 in expense, principally related to expenses for professional and consumer advertising and salaries and wages. Also contributing to the expense increase in the 2007 period were $580,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. Also, during the first nine months of 2007, the Company adopted SFAS 123R, resulting in stock option compensation expense of approximately $194,000 in the first nine months of 2007, versus approximately $68,000 in the 2006 period. As a result of these increases, marketing, general and administrative expenses as a percentage of revenues increased to 82% for the nine months ended August 31, 2007 compared to 74% for the 2006 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2007 were $480,742 as compared to $255,400 for the nine months ended August 31, 2006. The increase was due to expenses related to the Company’s expenses for new product development, principally methods, processes and systems for the procurement, isolation, processing and cryopreservation of MPSC’s and commercialization of other new stem cell technologies.

A portion of the Company’s research and development expenses in the first nine months of 2007 also related to development expenses of proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it has decided to indefinitely postpone plans to launch the fetal placental stem cell service, primarily due to technological commercialization considerations. The Company’s research and development relating to the procurement, processing and cryopreservation of stem cells from placental tissue has contributed to its independent creation of valuable proprietary technology that the Company will protect and commercialize.

Interest Expense. Interest expense for the nine months ended August 31, 2007 was $847,402 as compared to $755,568 for the same period in 2006. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $28,458 and $31,463 for the nine months ended August 31, 2007 and August 31, 2006, respectively.

Licensee Income. Licensee income for the nine months ended August 31, 2007, was $778,519 as compared to $634,804 for the same period in 2006. Licensee income for the nine months ended August 31, 2007 consisted of $254,880 received as installment payments from the non-recurring sale of the India license agreement and $523,639 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the nine months ended August 31, 2006 consisted of $148,723 received as an installment payment from the non-recurring sale of the India license agreement and $486,081 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $173,964 for the nine months ended August 31, 2007, compared to $46,982 for the same 2006 period. During the fiscal year ended November 30, 2006, the Company ceased recording equity in losses from operations once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. Equity in losses of affiliate for the nine months ended August 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. During the nine months ended August 31, 2006, the Company recorded approximately $52,000 in equity in losses of affiliates related to such Saneron compensation expense. This expense was offset by income from the affiliate.

Income Taxes. There was no income tax expense for the nine months ended August 31, 2007 and for the same period in 2006. The Company did not record income tax expense due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Results of Operations – Three-month period ended August 31, 2007

Revenues. Revenues for the three months ended August 31, 2007 were $4,550,128 as compared to $4,589,222 for the same period in 2006, representing a less than 1% decrease. The decrease is primarily attributable to a decrease in specimens processed of approximately 10%, offset by a 17% increase in recurring annual storage fee revenue and a decrease in sales discounts of 19% for the three months ended August 31, 2007 compared to the 2006 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended August 31, 2007 was $1,668,211 as compared to $1,666,204 for the same period in 2006, representing a less than 1% increase. Cost of sales was 37% of revenues for the three months ended August 31, 2007 and 36% for the three months ended August 31, 2006. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and the costs associated with storage of specimens at the Safti-Cell facility in Arizona.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the three months ended August 31, 2007 were $3,595,890 as compared to $3,599,516 for the three months ended August 31, 2006 representing a less than 1% decrease. These expenses are primarily comprised of expenses for consumer advertising and salaries and wages for marketing and sales personnel. Also included in marketing, general and administrative expenses for the three months ended August 31, 2007 is approximately $423,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group and approximately $71,000 in stock option expense due to the Company’s adoption of SFAS 123R. These expenses were partially offset by a decrease in print advertising expense. Marketing, general and administrative expenses as a percentage of revenues increased slightly to 79% of revenues for the three months ended August 31, 2007 compared to 78% for the 2006 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2007 were $163,402 as compared to $114,756 for the three months ended August 31, 2006. The increase was due to expenses related to the Company’s new product development, principally expenses for the methods, processes and systems for the procurement, isolation, processing and cryopreservation of MPSCs and commercialization of other new stem cell technologies.

Interest Expense. Interest expense for the three months ended August 31, 2007 was $304,020 as compared to $271,917 for the same period in 2006. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). As the Company receives annual storage fees relating to specimens from these states, the portion of the fees shared with the parties to the RSAs are recognized as interest expense. If the Company’s revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $9,713 and $10,493 for the three months ended August 31, 2007 and August 31, 2006, respectively.

Licensee Income. Licensee income for the three months ended August 31, 2007, was $226,300 as compared to $164,828 for the same period in 2006. Licensee income for the three months ended August 31, 2007 and August 31, 2006 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $125,684 for the three months ended August 31, 2007, compared to $6,726 for the 2006 period. Equity in losses of affiliate for the three months ended August 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the three months ended August 31, 2007 and for the same period in 2006. The Company did not record income tax expense during the third quarter of 2007 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Liquidity and Capital Resources

Through August 31, 2007, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fees and ongoing storage fees.

At August 31, 2007, the Company had cash and cash equivalents of approximately $3,747,000 as compared to approximately $7,414,000 at November 30, 2006. The decrease in cash and cash equivalents during the nine months ended August 31, 2007 was primarily attributable to the following:

Cash used in operating activities for the nine months ended August 31, 2007 amounted to approximately $3,083,000, which was primarily attributable to the implementation of interest-free financing plans that extends payments for services for a maximum period of 15 months and the payments of certain prior year accounts payable relating to purchases of laboratory equipment and outstanding invoices related to the return medical courier service. The Company discontinued offering the financing plans during the second quarter of 2007. In addition, the net loss in the first nine months of 2007 contributed to the use of cash.

Cash used in investing activities for the nine months ended August 31, 2007 amounted to approximately $608,000 which was primarily attributable to the purchase of property and equipment.

Cash provided by financing activities for the nine months ended August 31, 2007 amounted to $24,300, which was the result of exercised stock options.

The Company also has certain investments in marketable securities totaling approximately $1,056,000 at August 31, 2007.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making capital expenditures of approximately $750,000 for the fiscal year 2007.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and new service offerings, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms.

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

Income Taxes

Under the asset and liability method of FASB Statement No. 109 “Accounting for Income Taxes”(SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of August 31, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the nine months of 2007, as the benefit was offset by an increase in the valuation allowance.

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

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and at least annually, reviews its investment for possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of August 31, 2007 and November 30, 2006.

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

Deferred Consulting Fees

The Company entered into a long-term consulting agreement with the founder and prior Chairman and Chief Executive Officer to provide future consulting services to the Company. The Company initially recognized the present value of this agreement as a liability. In August 2004, the Company stopped making payments under the consulting agreement. This agreement was terminated and following negotiations, a new agreement was negotiated by the parties and signed on April 15, 2005. The Company commenced payments under the terms of the new agreement during the second quarter of 2005. The terms of the settlement are confidential. The present value of the 2005 agreement has been reflected as a liability on the consolidated balance sheet as of August 31, 2007 and November 30, 2006.

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

Forward Looking Statements

This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the

Securities Exchange Act of 1934. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	the indefinite postponement in the commercial launch of the processing and storage of Plureon® (placental) stem cells due to technological commercialization considerations;

(v)	uncertainty of timing of the commercial launch of our services relating to MPSCs and any other new types of stem cells, commercialization of which is subject to completion of clinical validation and testing and other requirements.

(vi)	the failure of the offering of stem cell processing and storage services relating to MPSC and any other new types of stem cells, services that have not previously been offered commercially, to gain market acceptance;

(vii)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our new facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(viii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(ix)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(x)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(xi)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xii)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xiii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location; and

(xiv)	any negative effect from the filed class action shareholder lawsuits.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors That May Affect Our Business” in Item 6 of our Annual Report on Form 10-KSB for the year ended November 30, 2006, which could materially affect our business, financial condition or future results. In addition, you should consider the following risk factors, which together replace the risk factor in Form 10-KSB captioned “Our placental stem cell storage services have not yet been offered, and there is no assurance that these services will be launched or will gain market acceptance”:

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

Any new services relating to MPSCs or any other new types of stem cells have not yet been offered commercially, and there is no assurance that the MPSC services or other stem cell services will be launched or will gain market acceptance.

We have not yet commercially launched services relating to MPSCs or any other new types of stem cells. Such commercial launches are subject to certain developments, including completion of clinical validation and testing. There can be no assurance that completion of these developments will be successful or that any new services will ever be commercially launched. In addition to the MPSC services, the Company continues to work on other intellectual property, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. Such service offerings will be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, MSPCs and any other new stem cells that may be offered have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for MPSCs and other new types of cells, this may adversely affect our future sales, if any, of these services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 16, 2007. The stockholders voted on the following:

1.	Election of six directors;

2.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2007; and

3.	A Stockholder proposal urging the Board of Directors to adopt procedures permitting certain stockholder nominations for election to the Board.

The following results were certified by the Inspector of Elections on July 31, 2007:

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominees Elected	For	Withheld
Mercedes Walton	4,267,359	154,924
Gaby W. Goubran	4,246,659	175,624
Jadish Sheth, Ph.D.	4,262,748	159,535
Anthony P. Finch	4,263,899	158,384
Scott Christian	4,295,209	127,074
Andrew J. Filipowski	4,309,949	112,334

The other nominees for election as directors at the Annual Meeting, who were not elected, were as follows:

Nominees Not Elected	For	Withheld
David I. Portnoy	3,641,072	6,442
Mark L. Portnoy	3,636,472	11,042
Craig E. Fleishman, M.D.	3,641,572	5,942
Harold D. Berger	3,641,572	5,942
Scott D. Martin	3,640,452	7,062
John Z. Yin, Ph.D.	3,641,152	6,362

Ratification of Auditor Appointment. The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2007 was approved by the following vote:

For	Against	Abstain
7,781,788	57,644	230,364

Stockholder Proposal. The stockholder proposal urging the Board of Directors to adopt procedures permitting certain stockholder nominations for election to the Board was approved by the following vote:

For	Against	Abstain
4,164,486	3,632,776	272,534

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

Date: October 15, 2007