Form 10-K
period 2007-11-30
CRYO CELL INTERNATIONAL INC
filed 2008-02-11
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2007

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $24,662,240.

As of January 31, 2008, the Registrant had 11,672,129 shares of Common Stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated by reference to the Issuer’s definitive proxy statement relating to the Special Meeting of Shareholders to be held on March 4, 2008 which will be filed with Securities and Exchange Commission within 120 days.

ITEM 1.	DESCRIPTION OF BUSINESS.

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated on September 11, 1989 in the State of Delaware. The Company is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations, including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage units. Several other companies involved in commercial cell banking rely on shipping their specimens elsewhere for processing and storage.

In recent years, the Company has expanded its research and development (R&D) activities to develop technologies related to stem cells other than umbilical cord blood stem cells. In 2004, the Company entered into an agreement with Plureon Corporation under which the Company would provide collection and preservation of Plureon’s proprietary placental fetal stem cells. During 2006 and the first part of 2007, the Company’s research and development activities were focused on efforts to launch a commercial service relating to the Plureon stem cells. In April 2007, we announced that the commercial launch of this service would be postponed indefinitely due to technological commercialization considerations. During 2007, much of the Company’s R&D activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs) which was subsequently postponed indefinitely due to technological commercialization findings similar to those identified with the Plureon technology.

During 2006, in parallel with its R&D associated with placental stem cells, the Company discovered novel technology related to menstrual stem cells. In November 2007, the Company announced the launch of its C’elleSM service related to this patent-pending technology, and the Company continues to focus its current research and development activities principally on the C’elle service and related new menstrual stem cell technologies. The Company is actively marketing the C’elle service both through a bundled offer with the Company’s U-Cord service and on a stand-alone basis.

Cord Blood Stem Cell Processing and Storage Business

Background of Business

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

Marketing Approach

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 70 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have at least a 1-in-4 chance of being a perfect match for a sibling. There is no assurance; however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

Despite the potential benefits of U-Cord® stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord® blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. We intend to maximize our growth potential through our value-driven competitive leadership position; a fast-growing embedded client base; expanded consumer and professional channels; increased public awareness and accelerated market penetration.

Our Cord Blood Stem Cell Storage Services

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

The Company, in combination with its global affiliates, currently stores over 150,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their family. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of worldwide specimens preserved by the Company and its affiliates.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The most established private family cord blood bank, with an established client base (including licensees) exceeding 150,000 worldwide,

•	Our status as the only cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	demonstrated success in the transplant of processed specimens,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week clinical support staff to assist clients and medical caregivers,

•	high-value pricing,

•	the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college,

•	our Client for Life™ Program, announced in December 2005, that enables clients to lock-in today’s U-Cord® Service prices for the family’s future newborns,

•

a $10,000 Cryo-Cell Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s Cryo-Cell processed and stored cord blood specimen is utilized for bone marrow transplant, and

•	the availability of our C’elle services bundled with the U-Cord services, which give expectant mothers the ability to store their own stem cells on a combined and value priced basis

C’elleSM Menstrual Stem Cell Technology

On November 1, 2007, the Company announced its discovery of novel stem cell technology and its launch of the world’s first-ever commercial service allowing women to store their own menstrual stem cells. The new service, called C’elle (pronounced “C-L”), enables women to collect menstrual flow containing stem cells, which can be cryogenically preserved in a manner similar to stem cells from umbilical cord blood and may one day serve as a potential source for promising regenerative therapies to treat heart disease, diabetes, neurological disorders like spinal cord injury, Parkinson’s and Alzheimer’s diseases, in addition to cosmeceutical applications such as anti-aging therapies, to name a few. However, realistically, it may take several years for these menstrual stem cells to be developed into potential widely-available commercial therapies. The C’elle service is based on Cryo-Cell’s intellectual property, for which patent applications are pending, related to the procurement, processing, isolation and cryo-preservation of these unique menstrual stem cells. The unique C’elle service is being offered following the Company’s discovery of new scientific evidence that menstrual flow, which results from the shedding of the uterine lining (endometrium) during menstruation, contains millions of stem cells that have demonstrated many properties and characteristics similar to those of both bone marrow and embryonic stem cells.

The Company believes C’elle menstrual stem cells will have a significant impact on regenerative medicine. C’elle menstrual stem cells are easily available, compared to stem cells from bone marrow and cord blood that are commonly used in treatments today. Further, the C’elle commercial service allows many more cells to be extracted and stored, compared to the limitations on the number of cells that can be extracted from bone marrow or cord blood, a factor that limits many treatments today.

Further C’elle menstrual stem cells have demonstrated the capability in preliminary research to differentiate into many more types of cells. Preliminary studies have shown that these stem cells can expand their numbers in cell culture and differentiate into other cell types, such as nervous system, heart, bone, fat and cartilage cells. C’elle menstrual stem cells are adult stem cells but with many properties associated with both embryonic stem cells and mesenchymal stem cells (a highly potent adult stem cell in therapeutic use today derived from connective tissue). In recent years researchers have successfully isolated stem cells from fat cells, semen, unfertilized egg cells, and other sources, but the Company believes the C’elle menstrual stem cells represent the first identified adult stem cell that shows a very attractive set of features – the ability to differentiate into many types of cells, the lack of a need for invasive collection techniques, and the availability of a considerably renewable source of cells. Based on the preliminary studies, C’elle menstrual stem cells may have the potential to be used to treat a broad range of diseases and conditions, including diabetes, osteoporosis, heart disease and neural disorders such as stroke, Alzheimer’s and Parkinson’s disease, as well as for cosmeceutical therapies such as anti-aging treatments.

Although menstrual stem cells have not been used to date in human therapies, animal studies of menstrual stem cells have commenced, showing strong potential value. This research is further supported by several recent scientific publications that demonstrate the potential of menstrual stem cells for human therapies such as cardiac and bone repair. Cryo-Cell is the first and only company to launch a service, C’elle, that will enable women to collect and store these stem cells. The Company has filed patent applications to protect a broad range of intellectual property (IP) associated with C’elle menstrual stem cell technology, and it intends to license the exclusive service in selected global markets. The Company has executed collaborative research agreements with several leading stem cell researchers who have initiated preclinical studies in a broad range of diseases reflecting the significance of this discovery, including diabetes, cardiac, and neurological diseases and disorders such as stroke and Alzheimer’s disease.

The Company estimates that over 70 million women in the U.S. alone are in the target market for the C’elle service. The launch of the C’elle service in November 2007 was a “soft launch”, prior to the commencement of full marketing efforts and before the publication of full scientific research; therefore, sales of the C’elle service have only been on a preliminary basis. The Company anticipates that C’elle market penetration will expand over time as scientific research is announced and therapeutic developments emerge.

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

Dr. Noga is joined by six other highly qualified MSAB members, each having expertise in the areas of transplant medicine, infectious disease, laboratory/transfusion medicine and/or obstetrics/gynecology.

Marketing

U-Cord Service

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2007 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

During 2007, the Company increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals and telemarketing activities. In addition, the Company exhibited at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

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

C’elle Service

The C’elle marketing strategy includes plans to leverage the new service with the Company’s existing cord blood clientele and to prospective new cord blood clients through a bundled offer (“Protect Baby, Protect Yourself)”; in addition to direct-to-consumer advertising and distributor networks.

The comprehensive website for C’elle, www.celle.com, includes an e-commerce platform that enables clients to purchase annual; semi-annual or quarterly plans. The Company believes that many women in the target market may opt to participate in the C’elle service more than one-time because of family history of disease; perimenopause; or other conditions, such as a prospective hysterectomy.

The Company also believes that its exclusive C’elle service may potentially serve to enhance its competitive position in the cord blood industry as the leader of “innovative stem cell solutions”. As part of the initial launch of C’elle, the service has been bundled with the U-Cord service and marketed to clients as a way to protect their newborn and to protect themselves. This “U-Cord and C’elle Combo Offer” is highly differentiated and value priced in comparison to the stand-alone cord blood services of the Company’s primary competitors. There are distinctive synergies between the target markets for C’elle and U-Cord in that clients of both services are typically well-educated with higher discretionary incomes; are knowledgeable about the promise and potential of stem cell science; and are keenly interested in preserving stem cells for possible therapeutic applications that may emerge in the future for their families and themselves.

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Cord Blood Registry, Inc. are competitors who, as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord, a division of ViaCell, Inc., a wholly-owned subsidiary of PerkinElmer and LifeBankUSA, a division of Celgene, are both publicly traded corporations.

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

The Company believes it needs to develop new products and services to stay competitive. We believe the availability of our C’elle services bundled with the U-Cord services will ultimately provide a competitive advantage over competitors that offer only the storage of umbilical cord blood.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. The Company voluntarily registered with the FDA in January 2003 and has successfully updated that registration for 2007, thus meeting this compliance requirement.

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

The Environmental Protection Agency (EPA) governs the management and proper disposal of products and by-products or waste. These products must be disposed in a manner that does not adversely affect the environment from which it came or where disposed of. The Department of Health on the local level primarily regulates systems and associated equipment employed in recovery activities such as back-up generators; therefore, governing specific internal processes.

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

Saneron CCEL Therapeutics, Inc. The Company owned an approximate 36% and 38% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2007 and 2006, respectively. Saneron has exclusively licensed from both the University of South Florida (“USF”) and the University of Minnesota (“UMN”) various patents and patent applications for the therapeutic use of umbilical cord blood stem cells and Sertoli cells.

To date, Saneron has received nine SBIR/STTR grants, has been the industry sponsor on eight Florida High Tech Corridor grants, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL™ as a treatment for Alzheimer’s. During 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL™ have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently finishing the preclinical studies needed for the completion of an IND application for the use of the U-CORD-CELL™ as a potential therapy for ALS.

In January 2008, the Company announced that it has formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s C’elle menstrual stem cell technology. Cryo-Cell and Saneron will collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

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

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Payments by the Company to the parties that have entered in to the RSAs totaled $1,069,639 in fiscal 2007 and $901,744 in fiscal 2006. Such payments are recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Texas. In 2001, the Company entered into an agreement with two investors, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces

International

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

Mexico. On June 13, 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. The Company received an initial up-front license fee payment of $600,000 and, until the amendment described below effective January 1, 2007, was entitled to receive ongoing royalties of 15% of adjusted cord blood processing fees and 25% of storage revenues generated by Cryo-Cell de Mexico’s laboratory operations. The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $567,000 and $608,000 for the years ended November 30, 2007 and 2006, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico. Processing revenues from specimens originating in these territories totaled $511,940 and $410,785 for the years ended November 30, 2007 and 2006 and is reflected in revenues in the accompany consolidated statements of operations and comprehensive loss.

On February 7, 2007, the Company and Cryo-Cell de Mexico executed an amendment to their definitive License and Royalty Agreement which is effective January 1, 2007. The amendment changes the royalties payable to the Company for all U-Cord® collection, processing and storage revenues generated effective January 1, 2007. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company’s royalties on storage revenues are now at a level of 10%, compared to 25% prior to the amendment. The total royalty payments per the revised agreement are now capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

India/Malaysia/Singapore. On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”) to establish and market its U-Cord® program in India. The up-front license fee of $750,000 is payable by ACCPL in installments, with $275,000, net of taxes, paid in 2004, a second payment of $175,000, net of taxes, paid in 2006, and the final $300,000, net of taxes, was paid in 2007 as described below. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL in 2004. During fiscal 2007, two payments totaling approximately $255,000 net of tax were received in February and May, respectively by the Company. This income is included in licensee income in the consolidated statement of operations and comprehensive loss.

On January 22, 2007, the Company and ACCPL executed an amendment to the definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all cord blood collection, processing and storage revenues generated after September 1, 2006. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India rather than the previous royalty rate of 8.5-10%. The Company will now receive royalties on storage revenues of 10%, compared to 10-15%, based on volume, prior to the amendment. All revenues generated prior to the effective date are subject to the original agreement. The total royalty payments per the agreement are now capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $129,000 and $170,000 for the years ended November 30, 2007 and, 2006, respectively and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss.

Employees

At November 30, 2007, there are 57 full-time and 8 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

ITEM 1A.	RISK FACTORS.

Not applicable, as the Company is a smaller reporting company. For a description of risk factors relating to the Company’s business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at same location, beginning on August 1, 2006 and ending with the termination of the lease in 2015. The Company’s rent for the additional space is $10,712 per month through July 31, 2008, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the additional space.

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

PharmaStem filed an appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered by the District Court in the original litigation, and the defendants, including Cryo-Cell, filed a cross-appeal. On July 9, 2007, the Court entered its decision, upholding the lower court’s determination to grant judgment as a matter of law in favor of the defendants, including Cryo-Cell, on the ground that the plaintiff failed to prove infringement of either the ‘681 or ‘553 patents, and reversing the lower court’s ruling with respect to validity of the patents. The Court of Appeals held both patents invalid on the ground of obviousness. PharmaStem’s request for rehearing was denied.

On January 2, 2008, PharmaStem filed a request that the case be heard by the United States Supreme Court, solely on issue of the validity of the patents. Any such review is subject to the discretion of the Supreme Court, which is not required to entertain this appeal.

The decision that PharmaStem failed to prove infringement of its patents in the prior action is now final and unreviewable, and the original damages judgment on the 2003 jury verdict cannot be reinstated.

The decision of the Court of Appeals will likely have a substantial impact on this second round of litigation involving related PharmaStem patents which, as noted above, has been stayed in the District Court for the District of Delaware pending final decision on the appeal.

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief Mr. Portnoy sought a declaration that the dissident slate was entitled to be installed as members of the Company’s board of directors. Mr. Portnoy also sought reimbursement by the Company of his costs in connection with the 2007 Annual Meeting. On January 22, 2008, the Court issued an order under which the Company is required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting will continue in office until the special meeting. The order provides that the members of the management slate shall pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. The order did not require the Company to reimburse any of Mr. Portnoy’s costs in connection with the 2007 Annual Meeting.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock traded on the Over-The-Counter market beginning on January 10, 1991, the date of the Company’s initial public offering. In January 1997, the Company’s stock began trading on the NASDAQ SmallCap market. Effective July 24, 2003, the Company’s common stock was delisted from The Nasdaq SmallCap Market under a decision of the Nasdaq Listing Qualifications Panel. At that time, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “CCEL”. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company’s common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	Low Closing Bid	High Closing Bid
2007
February 28, 2007	2.20	2.28
May 31, 2007	2.14	2.18
August 31, 2007	1.44	1.48
November 30, 2007	1.27	1.35

2006
February 28, 2006	3.26	3.85
May 31, 2006	2.55	3.40
August 31, 2006	2.19	2.80
November 30, 2006	2.25	2.80

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2007, the Company had 291 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

Equity Compensation Plan Information as of November 30, 2007

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International 2000 Stock Incentive Plan	1,611,429	$2.62	7,995
Cryo-Cell International, Inc. 2006 Stock Incentive Plan			1,000,000

Total	1,611,429	$2.62	1,007,995

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2007, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K.

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

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells other than umbilical cord blood stem cells. In 2005, the Company entered into an agreement with Plureon Corporation under which the Company would provide collection and preservation of Plureon’s proprietary placental fetal stem cells. During 2006 and the first part of 2007, the Company’s research and development activities were focused on launching a commercial service relating to the Plureon stem cells. In April 2007, the Company announced that the commercial launch of this service would be postponed indefinitely due to technological commercialization considerations. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also during 2007, the Company discovered technology related to menstrual stem cells. In November 2007, the Company announced the launch of its C’elleTM service related to this technology, and the Company continues to focus its current research and development activities principally on the C’elle service and related new menstrual stem cell technologies.

During the year ended November 30, 2007, the Company increased its revenues by 2% over the level in fiscal 2006 and incurred a net loss of approximately $5,005,000, compared to a net loss of approximately $2,811,000 for fiscal 2006. Net storage revenues increased primarily because of a 2006 price increase for newly enrolling clients, as well as the overall increase in customer base over the prior year. The Company reported a net loss in fiscal 2007 of approximately ($5.0 million), or ($0.43) per basic common share, compared to a net loss of approximately ($2.8) million, or ($0.24) per basic common share, in fiscal 2006. The net loss in fiscal 2007 is in part the result of a 9% increase in cost of sales and a 12% increase in marketing, general and administrative expenses, with the latter increase due mainly to increases in professional and consumer advertising, increased salaries and wages and professional fees associated with a proxy contest initiated by a dissident shareholder group. In addition, the net loss was increased by certain other expenses in the 2007 period, including increased research and development expenses relating to the planned new products and services and increases in stock option compensation resulting from adoption of FASB Statement No. 123(R).

At November 30, 2007, the Company had cash and cash equivalents of $3,364,711 and marketable securities and other investments of $1,046,010. The Company’s cash decreased by approximately $4,049,000 during fiscal 2007, as a result of the decline in cash flow from operations and the purchase of property and equipment. The decline in operating cash flow was partially the result of the implementation of the in-house financing plans during the year and increased research and development expenses relating to the MPSC and C’elle. The Company discontinued offering in-house financing plans during the second quarter of 2007. As of February 8, 2008, the Company maintains no indebtedness.

Results of Operations

Revenues. For the fiscal year ended November 30, 2007, the Company had revenues of $17,460,196 compared to $17,180,383 in fiscal 2006 representing a 2% increase. The increase is primarily attributable to the effects of a successfully implemented price increase during fiscal 2006 for newly enrolling clients, as well as the overall increase in customer base over the prior year, which led to a significant increase in storage revenues.

Cost of Sales. For the fiscal year ended November 30, 2007, cost of sales was $6,592,145, as compared to $6,067,671 in 2006 representing a 9% increase. Costs of sales were 38% of revenues in fiscal 2007 compared to 35% in fiscal 2006. The increase in cost of sales was due in part to the expenses associated with the Company’s introduction of service enhancements in connection with the 2006 price increase. The enhancements include return shipping by a medical courier to all new U.S. customers, which accounted for approximately $152,000 of the increase. Other contributing factors were increases in lab salaries and wages of approximately $163,000 and cord blood collection reimbursements of approximately $108,000.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2007 were $14,462,914 as compared to $12,957,465 for the fiscal year ended November 30, 2006 representing a 12% increase. The increase in fiscal year 2007 was principally attributable to the implementation of the Company’s previously announced strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. This resulted in an increase of approximately $1,505,000 in expense, principally related to expenses for professional and consumer advertising and salaries and wages. Included in the expense increase in the 2007 period was approximately $874,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. During 2007, the Company adopted SFAS 123R, resulting in stock option compensation expense of approximately $266,000 versus approximately $78,000 in the 2006 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2007, were $545,489 as compared to $486,164 in 2006. The increase was due to expenses related to the Company’s expenses for new product development, principally methods, processes and systems for the procurement, isolation, processing and cryopreservation of maternal placental stem cells (MPSCs) and commercialization of the Company’s new stem cell technology, C’elle.

A portion of the Company’s research and development expenses in fiscal year 2007 are also related to development expenses of proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it has decided to indefinitely postpone plans to launch the fetal placental stem cell service, primarily due to technological commercialization considerations. The Company’s research and development relating to the procurement, processing and cryopreservation of stem cells from placental tissue has contributed to its independent creation of valuable proprietary technology that the Company will protect and commercialize.

Impairment of Assets. For the fiscal year ended November 30, 2006, the Company recorded an impairment of assets of $147,420. During the fiscal year ended November 30, 2006, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value. There was no impairment in fiscal year 2007.

Interest Expense. Interest expense during the fiscal year ended November 30, 2007, was $1,390,264 compared to $1,015,389 in 2006. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $36,103 and $41,391 for the years ended November 30, 2007 and 2006, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the fiscal year ended November 30, 2007, was $950,881 as compared to $926,824 in 2006. Licensee income for the fiscal years ended November 30, 2007 and 2006, consisted of $254,880 and $148,723, respectively, received as an installment payment from the non-recurring sale of the India license agreement and $696,001 and $778,101, respectively, of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. In late 2006 and early 2007, the Company and its international licensees agreed to changes in the royalty fees for processing and storage in those geographical areas. The new rates are expected to have a negative impact on future royalty income.

Equity in Losses of Affiliates. Equity in losses of affiliates was $221,797 for the fiscal year ended November 30, 2007 compared to a loss of $84,287 in 2006. During the fiscal year ended November 30, 2006, the Company ceased recording equity in losses from operations once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. Equity in losses of affiliates for the year ended November 30, 2007 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Included in equity in losses of affiliates is approximately $83,000 related to compensation expense that resulted from the stock awards in 2006. This expense was offset by income from the affiliate.

Income Taxes. Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the fiscal years ended November 30, 2007 and 2006, as the benefit was offset by an increase in the valuation allowance.

Liquidity and Capital Resources

Through November 30, 2007, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees.

At November 30, 2007, the Company had cash and cash equivalents of $3,364,711 as compared to $7,414,140 in 2006. The Company also has certain investments in marketable securities, which totaled $1,046,010 as of November 30, 2007. The decrease in cash and cash equivalents in 2007 was primarily attributable to the following:

Cash used in operating activities in fiscal 2007 amounted to $3,404,396, which was primarily attributable to the implementation of interest-free financing plans that extended payments for services for a maximum period of 15 months and the payments of certain accrued purchases relating to laboratory equipment and outstanding invoices related to the return medical courier service. The Company discontinued offering the financing plans during the second quarter of 2007. In addition, the net loss for the year ended November 30, 2007 contributed to the use of cash.

Cash provided by operating activities in fiscal 2006 amounted to $924,901 which was primarily attributable to the Company’s operating activities including licensing fees, a price increase, and an increase in recurring revenue from the current client base. During the prior year, the Company began requiring credit cards to be used by all new clients. This resulted in an increase in operating cash flow.

Cash used in investing activities in fiscal 2007 amounted to $670,683, which was primarily attributable to the purchase of property and equipment.

Cash used in investing activities in fiscal 2006 amounted to $1,490,138, which was primarily attributable to the purchase of a bond investment and property and equipment, partially offset by proceeds for the redemption of marketable securities.

Cash provided by financing activities in fiscal 2007 amounted to $25,650 which is attributable to the exercise of stock options.

There was no cash provided by financing activities in fiscal 2006.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making capital expenditures of approximately $250,000 over the next twelve months.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and new service offerings, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB 101) as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of November 30, 2007 and November 30, 2006 the current portion of deferred revenue is approximately $4,100,000 and $3,600,000, respectively, and the long-term portion of deferred revenue is approximately $6,700,000 and $5,900,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates and do not require collateral. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Also included in accounts receivable are amounts due from interest-free financing plans that extended payments for services for a maximum period of 15 months. During 2007, the Company discontinued offering these financing plans. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2007 and November 30, 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the fiscal year ended November 30, 2007, as the benefit was offset by an increase in the valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of December 1, 2007, as required. The Company is in the process of completing their initial analysis and does not believe that FIN 48 will have a material impact on the Company’s financial position and results of operations.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews its investment for possible impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2007 and November 30, 2006.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generated from clients in specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company recognized these non-refundable fees as a long-term liability. Given the criteria under which these RSAs are established, cash flows related to these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method. The Company does not intend to enter into additional RSAs.

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has two active licensing agreements, one covering Mexico, Central America, and Ecuador, and the other one covering India.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, and Ecuador. These fees are included in revenue on the consolidated statements of operations and comprehensive loss. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of November 30, 2007 and November 30, 2006 the Company recorded reserves under these programs in the amounts of $72,633 and $35,238, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Form 10-K, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

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

Market acceptance of our new C’elle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, not of which are certain.

The launch of the C’elle service in November 2007 was a “soft launch”, prior to the commencement of full marketing efforts and before the publication of full scientific research; therefore, sales of the C’elle service have only been on a preliminary basis. Market acceptance of this service will depend on several factors, none of which are certain. First, media attention and success with new customers will depend on publication of scientific data that supports the regenerative capabilities of our menstrual stem cells. We are working with respected researchers who are endeavoring to publish data to support these claims; however, there is no assurance that multiple studies will be accepted for publication, that the content of these publications will attract media attention or customer acceptance, and the timing of any publications is not certain. Second, the success of this business will depend upon the effectiveness of our consumer marketing efforts, and the efforts of our sales force to build awareness among medical professionals who would encourage women to purchase these services. Third, the long-term growth of this business will depend on the development and commercialization of effective therapies derived from these stem cells. Such development is subject to many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. There is no assurance that such therapies and products can be successfully developed.

The successful development of new therapies from the C’elle technology will depend on overcoming a variety of challenges.

The Company is protecting intellectual property relating to various medical therapies and applications relating to its proprietary C’elle menstrual stem cells. Successful development of products and other applications will depend on many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. The Company will also be reliant on efforts of joint venture partners, researchers and others for such development. There is no assurance that such therapies and products can be successfully developed.

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

The commercial launch of our fetal placental stem cell storage services has been postponed indefinitely, and there is no assurance that these services will be launched commercially

In April 2007, we announced that the commercial launch of the fetal placental stem cell service in association with Plureon Corporation would be postponed indefinitely due to technological commercialization considerations. There is no assurance that this service will be launched commercially in the future.

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

Our licensing activities in Mexico/Central America and India accounted for $950,881 and $926,824 of licensee income for the years ended November 30, 2007 and 2006, respectively. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

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

Further, the Company recently renegotiated its international license agreements covering these countries, which significantly reduced the ongoing revenues from these countries and provided an overall cap on the revenues. There is no assurance that further renegotiation will not be necessary.

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

The cord blood stem cell preservation market has and continues to become increasingly competitive.

Cord blood stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of stem cell preservation businesses and providers of stem storage services. Currently, the Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Cord Blood Registry, Inc. are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord (a division of ViaCell, a wholly-owned subsidiary of PerkinElmer) and LifeBankUSA (a division of Celgene) are affiliates of publicly traded corporations. These competitors may have access to greater financial resources. In addition, established companies with greater access to financial resources may enter our markets and compete with us. Finally, various public cord blood banks are encouraging parents to donate their newborn’s cord blood rather than privately banking it.

In the event that we are not able to compete successfully with our current or potential competitors, it may be difficult for us to grow our revenue and maintain our existing business without incurring significant additional expenses to try and refine our technology, services or approach to our business to better compete, and even then there would be no guarantee of success.

Because our industry is subject to rapid technological and therapeutic changes, our future success will materially depend on the continued viability of the use of cord blood stem cells.

Our success materially depends on the continued viability of cord blood stem cells for developing therapeutic treatments and cures for disease. The broader medical and research environment for such treatments and cures critically affects the utility of stem cells, the services we offer to the public, and our future success. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells and our services and equipment obsolete and unmarketable. As a result, there can be no assurance that our services will provide competitive advantages over other technologies. If technological or medical developments arise that materially alter the commercial viability of our technology or services, we may be forced to incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. Alternatively, significant advances may be made in other treatment methods or in disease prevention techniques which could significantly reduce or entirely eliminate the need for the services we provide. The materialization of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

In connection with our offering of the C’elle service and development of new therapies and products using the C’elle menstrual stem cells, there is no assurance that future developments in stem cell technology will not render these services, therapies and products obsolete. Such developments would adversely effect the future revenues we expect to derive from these services, therapies and products.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, the price of our common stock has fluctuated from a high of $3.85 to a low of $0.65. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

The Company is not exposed to material fluctuations in currency exchange rates because the payments from the Company’s international affiliates are received in U.S. dollars.

Interest Rate Risk

The Company invests its cash in a variety of financial instruments, principally securities issued by the U.S government and its agencies, investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, the Company does not believe that there is a material exposure to interest rate risk

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements are attached as part of this report.

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended November 30, 2007 and 2006

Consolidated Statements of Cash Flows

For the Years Ended November 30, 2007 and 2006

Consolidated Statements of Stockholders’ Deficit

For the Years Ended November 30, 2007 and 2006

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cryo-Cell, International, Inc.:

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (a Delaware corporation) as of November 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment effective December 1, 2006.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 8, 2008

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2007	November 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$3,364,711	$7,414,140
Restricted cash	200,000	200,000
Marketable securities and other investments	1,002,810	989,581
Accounts receivable and advances (net of allowance for doubtful accounts of $625,349 and $905,984, respectively)	2,431,554	1,213,569
Deferred tax assets	18,000	45,000
Prepaid expenses and other current assets	570,112	649,971

Total current assets	7,587,187	10,512,261

Property and Equipment-net	3,115,581	3,188,662

Other Assets
Marketable securities and other investments	43,200	50,760
Note receivable	80,088	93,238
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	123,653	111,462

Total other assets	930,941	939,460

Total assets	$11,633,709	$14,640,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,891,601	$1,207,167
Accrued expenses	1,331,170	1,706,199
Deferred revenue	4,064,035	3,592,485

Total current liabilities	7,286,806	6,505,851

Other Liabilities
Deferred revenue	6,696,841	5,875,107
Deferred tax liabilities	18,000	45,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	472,744	556,571

Total other liabilities	10,937,585	10,226,678

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,672,129 as of November 30, 2007 and 11,624,629 as of November 30, 2006 issued and outstanding)	116,721	116,247
Additional paid-in capital	24,410,628	23,929,761
Treasury stock, at cost	(807,020)	(839,301)
Accumulated other comprehensive loss	(118,619)	(111,876)
Accumulated deficit	(30,192,392)	(25,186,977)

Total stockholders’ deficit	(6,590,682)	(2,092,146)

Total liabilities and stockholders’ deficit	$11,633,709	$14,640,383

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	November 30, 2007	November 30, 2006
Revenue	$17,460,196	$17,180,383

Costs and Expenses:
Cost of sales	6,592,145	6,067,671
Marketing, general & administrative expenses	14,462,914	12,957,465
Research, development and related engineering	545,489	486,164
Impairment of marketable securities	—	147,420
Depreciation and amortization	532,311	481,727

Total costs and expenses	22,132,859	20,140,447

Operating Loss	(4,672,663)	(2,960,064)

Other Income (Expense):
Interest income	318,009	322,369
Interest expense	(1,390,264)	(1,015,389)
Other income (expense)	10,419	(821)
Licensee income	950,881	926,824

Total other (expense) income	(110,955)	232,983

Loss before equity in losses of affiliate and income tax expense	(4,783,618)	(2,727,081)

Equity in losses of affiliate	(221,797)	(84,287)

Loss before income tax expense	(5,005,415)	(2,811,368)
Income tax expense	—	—

Net Loss	$(5,005,415)	$(2,811,368)

Net loss per common share – basic	$(0.43)	$(0.24)

Weighted average common shares outstanding – basic	11,657,547	11,624,629

Net loss per common share – diluted	$(0.43)	$(0.24)

Weighted average common shares outstanding – diluted	11,657,547	11,624,629

Comprehensive loss:
Net loss:	$(5,005,415)	(2,811,368)
Unrealized (loss) gain on marketable securities	(6,743)	15,538
Recognition of unrealized gain (loss) on marketable securities	10,419	(147,420)

Comprehensive loss	$(5,001,739)	$(2,648,410)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	November 30, 2007	November 30, 2006
Cash Flows from Operating Activities:
Net Loss	$(5,005,415)	$(2,811,368)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	741,770	724,524
Gain on sale of marketable securities	(10,419)	(5,510)
Loss on sale of property and equipment	—	6,331
Compensatory element of stock options	266,176	78,359
Provision for doubtful accounts	307,430	336,246
Impairment of marketable securities	—	147,420
Equity in losses of affiliate	221,796	84,287
Changes in assets and liabilities:
Accounts receivable and advances	(1,525,414)	(511,067)
Note receivable	13,150	6,762
Prepaid expenses and other current assets	79,859	43,881
Deposits and other assets	(12,191)	(68,540)
Accounts payable	684,434	728,592
Accrued expenses	(375,029)	534,354
Deferred consulting obligation	(83,827)	(102,095)
Deferred revenue	1,293,284	1,732,725

Net cash (used in) provided by operating activities	(3,404,396)	924,901

Cash flows from investing activities:
Purchases of property and equipment	(668,690)	(995,557)
Sale of property and equipment	—	5,000
Purchase of marketable securities	(1,001,993)	(989,581)
Proceeds from sale of marketable securities	1,000,000	490,000

Net cash used in investing activities	(670,683)	(1,490,138)

Cash flows from financing activities:
Proceeds from exercise of stock options	25,650	—

Net cash provided by financing activities	25,650	—

Decrease in cash and cash equivalents	(4,049,430)	(565,237)
Cash and cash equivalents – beginning of year	7,414,140	7,979,377

Cash and cash equivalents – end of year	$3,364,711	$7,414,140

Supplemental disclosure of cash flow information:
Interest	$1,105,812	$983,411

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized (loss) gain as a component of marketable securities and stockholders’ deficit	$(6,743)	$15,538

Sale of Cryo-Cell common stock held by Saneron; reduction of treasury stock	$32,281	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at November 30, 2005	11,624,629	$116,247	$23,768,054	$(839,301)	$(274,834)	$(22,375,609)	$394,557

Impairment of marketable securities					147,420		147,420
Net increase in value of marketable securities					15,538		15,538
Compensatory element of stock options			161,707				161,707
Net loss						(2,811,368)	(2,811,368)

Balance at November 30, 2006	11,624,629	$116,247	$23,929,761	$(839,301)	$(111,876)	$(25,186,977)	$(2,092,146)

Shares issued upon exercise of stock options	47,500	474	25,176				25,650
Net decrease in value of marketable securities					(6,743)		(6,743)
Compensatory element of stock options			487,972				487,972
Sale of Cryo-Cell common stock held by Saneron			(32,281)	32,281			—
Net loss						(5,005,415)	(5,005,415)

Balance at November 30, 2007	11,672,129	$116,721	$24,410,628	$(807,020)	$(118,619)	$(30,192,392)	$(6,590,682)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 and 2006

NOTE 1—SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company is engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. Revenues recognized represent sales of the U-Cord® program to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment. The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company periodically performs a physical inventory count of specimens stored to ensure that all records are accurate.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during fiscal years ended November 30, 2007 and 2006. As of November 30, 2007, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (‘CCBT’), which then changed its name to Saneron CCEL Therapeutics, Inc. (‘SCTI’ or ‘Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. As of November 30, 2007 and 2006, the Company has an interest of 35.89% and 37.68% in SCTI, respectively. The Company’s ownership in SCTI has decreased due to SCTI issuing shares of SCTI common stock to other entities and individuals. The accompanying consolidated financial statements as of November 30, 2007 and 2006 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2007 and 2006 and for the years then ended includes the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of November 30, 2007 and November 30, 2006 the current portion of deferred revenue is approximately $4,100,000 and $3,600,000, respectively, and the long-term portion of deferred revenue is approximately $6,700,000 and $5,900,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Revenue Sharing Agreements

The Company maintains Revenue Sharing Agreements (“RSAs”) entered into with various parties prior to 2002, whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically paid the Company a non-refundable up-front fee for the rights to these future payments. The Company recorded this up-front fee as a long-term liability. Given the criteria under which these RSAs were established, cash payments from these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method.

License and Royalty Agreements

The Company enters into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay an up-front licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized and based on such factors as when the payment is received, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, and Ecuador. These fees are included in revenue on the consolidated statements of operations and comprehensive loss. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews royalty receivables for collectability and, if necessary, will record an expense for an allowance for an uncollectible account.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit and securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate. The Company classifies marketable securities and other investments as current or long-term in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments of approximately $147,000 was written down to fair value and charged to impairment during fiscal 2006 as it was determined that the decline in fair market value was other-than-temporary.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates none of which require collateral. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Also included in accounts receivable are amounts due from interest-free financing plans that extended payments for services for a maximum period of 15 months. During 2007, the Company discontinued offering these financing plans. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows:

December 1, 2005	$633,557
Bad Debt Expense	336,246
Write-offs	(64,709)
Recoveries	890

November 30, 2006	$905,984

Bad Debt Expense	307,430
Write-offs	(589,332)
Recoveries	1,267

November 30, 2007	$625,349

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting impairment model be used for long-lived assets held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is measured as the amount by which the carrying value of the long-lived assets exceeds its fair value. The Company believes no impairment of long-lived assets exists as of November 30, 2007 and 2006.

Investment in Saneron

The Company made a significant investment in Saneron, which is involved in the area of stem cell research. The Company accounts for this investment under the equity method and reviews its investment for possible impairment when there are indicators of potential impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed periodically to determine if an other-than-temporary impairment exists. The Company believes no impairment of its investment in Saneron exists as of November 30, 2007 and 2006.

Income Taxes

Under the asset and liability method of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”)", deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2007 and 2006, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord® specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The total amount included in marketing, general and administrative expenses for 2007 and 2006 was $4.3 million and $4.6 million, respectively.

Rent Expense

Rent costs are expensed based on a straight-line basis over the term of the lease and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive loss. All leases include provisions for escalations and related costs.

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

Management believes that the carrying amount of the long-term liability relating to the RSAs represents fair value. The fair values of all other financial instruments are estimated by management to approximate carrying amounts.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the Company’s historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of November 30, 2007 and 2006 the Company recorded reserves under these programs in the amounts of $72,633 and $35,238, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Loss per Common Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”) which requires the disclosure of basic and diluted earnings per common share for all periods presented. Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share includes the effect of all dilutive stock options. The composition of basic and diluted net loss per share is as follows:

	November 30, 2007	November 30, 2006
Numerator:
Net Loss	$(5,005,415)	$(2,811,368)
Denominator:
Weighted-average shares outstanding-basic	11,657,547	11,624,629
Dilutive common shares issuable upon exercise of stock options	—	—

Weighted-average shares-diluted	11,657,547	11,624,629

Loss per share:
Basic	$(.43)	$(.24)

Diluted	$(.43)	$(.24)

For the years ended November 30, 2007 and 2006, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive.

Employee Stock Plans

As of November 30, 2007, the Company has two stock-based employee compensation plans, which are described in Note 7. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended November 30, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The adoption of SFAS 123R resulted in the Company recognizing approximately $266,000 of compensation expense in 2007. Prior period results are not restated.

Had SFAS 123 been implemented, the Corporation’s net loss per share would have been adjusted to the amounts indicated below for the year ended November 30, 2006:

Year Ended November 30, 2006
Net loss, as reported	$(2,811,368)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(410,337)

Pro forma net loss	$(3,221,705)
Loss per share:
Basic – as reported	$(.24)
Diluted – as reported	$(.24)
Basic – pro forma	$(.28)
Diluted – pro forma	$(.28)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS 59 are effective for the Company’s fiscal year beginning December 1, 2007. The Company is currently assessing the impact SFAS 159 may have on its consolidated financial statements

The FASB has issued SFAS 157 (“SFAS 157”), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Also, SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS 157 with the fair value information disclosed under other accounting pronouncements, including SFAS 107, Disclosures about Fair Value of Financial Instruments, where practicable.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is encouraged. Additionally, prospective application of the provisions of SFAS 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company anticipates adopting the provisions of SFAS 157 on December 1, 2007 and is currently assessing the impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on December 1, 2007, as required. The Company is in the process of completing their initial analysis and does not believe that FIN 48 will have a material impact on the Company’s financial position and results of operations.

Reclassifications

During 2007, the Company reclassified the 2006 deferred tax liability related to stock compensation of approximately $370,000 to the valuation allowance.

NOTE 2—MARKETABLE SECURITIES AND OTHER INVESTMENTS.

Marketable Securities

The Company has certain investments in marketable securities which are categorized as marketable securities and other investments on the accompanying consolidated balance sheets that are accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Instruments” (‘SFAS 115”). Marketable securities and other investments were $1,046,010 and $1,040,341 at November 30, 2007 and 2006, respectively. In accordance with SFAS 115, the Company recorded a realized gain of $10,419 and $5,510 for the twelve months ended November 30, 2007 and 2006, respectively, in conjunction with certain marketable securities. Included within marketable securities on the accompanying consolidated balance sheet as of November 30, 2007 and 2006 is a bond investment of approximately $1,003,000 and $990,000 which is being held to maturity. The estimated fair market value of this bond was $1,002,810 and $989,581 as of November 30, 2007 and 2006.

Other Investments

The Company uses the guidance in SFAS No. 115 as described above, to account for the other investments. The fair value of other investments as of November 30, 2007 and 2006 was approximately $43,000 and $51,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $25,000 and $18,000 as of November 30, 2007 and 2006, respectively as the other investments are available for sale. The cost basis of the other investments of approximately $147,000 was written down to fair value and charged to impairment, with the corresponding offset to accumulated comprehensive income, during fiscal 2006 as it was determined that the decline in fair market value was other-than-temporary.

NOTE 3—INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For the year ended November 30, 2007 and 2006, the Company had an ownership interest of approximately 36% and 38%, respectively, in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in SCTI has decreased due to SCTI issuing common shares to entities and individuals. The Company evaluated the investment for impairment during 2007 and believes no impairment of the investment exists. During 2006, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2006. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of November 30, 2007 and 2006, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at approximately $684,000.

For the fiscal year ended November 30, 2007 and 2006, the Company recorded equity in losses of Saneron operations of approximately $222,000 and $84,000, respectively. During fiscal 2007 and 2006, the Company identified certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on the board of directors. As a result, included in equity in losses of affiliates is approximately $222,000 related to compensation expense that resulted from the stock awards in 2007 and approximately $83,000 in 2006. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of November 30, 2007 and 2006, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock. During 2007, Saneron sold 10,000 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid in capital of approximately $32,000.

NOTE 4—PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2007	2006
Software	$928,289	$621,043
Furniture and equipment	3,744,596	3,370,089
Construction in progress	—	129,198
Assets held for future use	—	92,050
Leasehold improvements	1,057,604	848,747

	5,730,489	5,061,127

Less: Accumulated Depreciation	(2,614,908)	(1,872,465)

Total Property and Equipment	$3,115,581	$3,188,662

Depreciation expense was $741,770 in 2007 and $724,524 in 2006 of which $209,459 and $242,797 is included in cost of sales, respectively, in the accompanying consolidated statement of operations and comprehensive loss.

NOTE 5—ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2007	2006
Legal and accounting	$39,702	$46,762
Bonuses	42,149	122,234
Payroll and payroll taxes	131,821	241,840
Interest expense	535,416	250,964
General expenses	582,082	1,044,399

	$1,331,170	$1,706,199

NOTE 6—INCOME TAXES.

The Company did not record an income tax provision or benefit for the years ended November 30, 2007 and 2006.

As of November 2007 and 2006 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2007
	Current	Non-current	Total
Tax Assets:
Deferred income	$225,000	$3,169,000	$3,394,000
NOL’s, credits, and other carryforward items	—	6,167,000	6,167,000
Tax over book basis in unconsolidated affiliate	—	959,000	959,000
Accrued payroll	28,000	—	28,000
Reserves and other accruals	430,000	—	430,000
Deferred compensation	—	178,000	178,000
Stock compensation	—	77,000	77,000

Total Assets:	683,000	10,550,000	11,233,000

Tax Liabilities:
Depreciation and amortization	$—	$(299,000)	$(299,000)
Less: Valuation Allowance	(665,000)	(10,269,000)	(10,934,000)

Net Deferred Tax Asset (Liability)	$18,000	$(18,000)	$—

	2006
	Current	Non-current	Total
Tax Assets:
Deferred income	$225,000	$2,818,000	$3,043,000
NOL’s, credits, and other carryforward items	—	4,662,000	4,662,000
Tax over book basis in unconsolidated affiliate	—	1,027,000	1,027,000
Accrued payroll	26,000	—	26,000
Reserves and other accruals	386,000	—	386,000
Deferred compensation	—	209,000	209,000
Stock compensation	—	31,000	31,000
Property asset impairment	—	362,000	362,000

Total Assets:	637,000	9,109,000	9,746,000

Tax Liabilities:
Depreciation and amortization	$—	$(341,000)	$(341,000)
Less: Valuation Allowance	(592,000)	(8,813,000)	(9,405,000)

Net Deferred Tax Asset (Liability)	$45,000	$(45,000)	$—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2007 and 2006, has been provided as the Company does not believe it is more likely than not that the future income tax benefits will be realized. The valuation allowance increased by approximately $1,529,000 and $1,033,000 in 2007 and 2006, respectively, predominantly as a result of the net operating loss incurred in each fiscal year.

The Company has unused net operating losses available for carryforward as of November 30, 2007 of approximately $13,212,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2018 through 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. The Company also has unused capital losses available as of November 30, 2007 for carryforward of approximately $2,280,000 to offset future capital gains. The capital loss carryforwards expire during 2008 through 2010.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2007	%	2006	%
Tax at Federal Statutory Rate	(1,702,000)	34.0	(960,000)	34.0
State Income Tax Effect	(182,000)	3.6	(102,000)	3.6
Increase in valuation allowance	1,529,000	(30.5)	1,033,000	(36.6)
Permanent Disallowances	122,000	(2.4)	81,000	(2.8)
Capital loss expirations	148,000	(3.0)	—	—
Other	85,000	(1.7)	(52,000	1.8

Total income taxes	$—	—	$—	—

NOTE 7— STOCKHOLDERS' EQUITY.

Common Stock Issuances

During the year ended November 30, 2007, the Company issued 47,500 common shares to option holders who exercised options for $25,650. There were no common stock issuances during the year ended November 30, 2006.

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

In June 2006 the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights, stock awards, or performance awards (i.e. performance shares and performance units). No options have been issued from the 2006 Plan to date.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2007 and 2006 are as follows:

	2007	2006
Weighted average values:
Expected dividends	0%	0%
Expected volatility	205%	253%
Risk free interest rate	4.54%	4.70%
Expected life	5 years	7 years

Stock Options

Stock option activity for the year ended November 30, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 30, 2006	1,919,893	$2.32
Exercisable at November 30, 2006	1,584,677	$2.14

Granted	197,500	1.88
Exercised	(47,500)	0.54
Terminated	(458,464)	3.01

Outstanding at November 30, 2007	1,611,429	$2.12	2.7	$430,825

Exercisable at November 30, 2007	1,327,113	$2.03	2.0	$430,825

The weighted average grant date fair value of options granted during the years ended November 30, 2007 and 2006 was $1.84 and $3.10, respectively. The total intrinsic value of options exercised during the years ended November 30, 2007 and 2006 was $74,825 and $0, respectively.

Significant option groups outstanding and exercisable at November 30, 2007 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding			Exercisable
	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.54 to $0.99	597,500	0.7	$0.55	597,500	$0.55
$1.00 to $ 2.00	83,500	6.7	$1.45	10,996	$1.51
$2.01 to $ 3.00	188,834	5.2	$2.31	109,670	$2.36
$3.01 to $ 4.00	545,628	3.6	$3.20	412,980	$3.16
$4.01 to $ 5.00	195,967	2.1	$4.02	195,967	$4.02

	1,611,429	2.7	$2.12	1,327,113	$2.03

A summary of the status of the Company’s non-vested shares as of November 30, 2007, and changes during the year ended November 30, 2007, is presented below.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2006	335,216	$3.18

Granted	197,500	1.84
Vested	(140,050)	2.77
Forfeited	(108,350)	2.96

Non-vested at November 30, 2007	284,316	$2.53

As of November 30, 2007, there was approximately $338,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended November 30, 2007 was approximately $388,000.

NOTE 8—COMMITMENTS AND CONTINGENCIES.

Cryo-Cell De Mexico

On June 13, 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. The Company received an initial up-front license fee payment of $600,000 and, until the amendment described below effective January 1, 2007, was entitled to receive ongoing royalties of 15% of adjusted cord blood processing fees and 25% of storage revenues generated by Cryo-Cell de Mexico’s laboratory operations. The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $567,000 and $608,000 for the years ended November 30, 2007 and 2006, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico. Processing revenues from specimens originating in these territories totaled $511,940 and $410,785 for the years ended November 30, 2007 and 2006 and is reflected in revenues in the accompany consolidated statements of operations and comprehensive loss.

On February 7, 2007, the Company and Cryo-Cell de Mexico executed an amendment to their definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all U-Cord® collection, processing and storage revenues generated effective January 1, 2007. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company will now receive royalties on storage revenues of 10% compared to 25% prior to the amendment. The total royalty payments per the agreement are now capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001. The Company does not anticipate reaching the cumulative milestone for a number of years.

Asia Cryo-Cell Private Limited

On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”) to establish and market its U-Cord® program in India. The up-front license fee of $750,000 is payable by ACCPL in installments, with $275,000 paid in 2004, a second payment of $175,000 paid in 2006, and the final $300,000 was paid in 2007 as described below. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL in 2004. During fiscal 2007, two payments totaling approximately $255,000 net of tax were received in February and May, respectively, by the Company. This income is included in licensee income in the consolidated statement of operations and comprehensive loss.

On January 22, 2007, the Company and ACCPL executed an amendment to the definitive License and Royalty Agreement. The amendment changes the royalties payable to the Company for all cord blood collection, processing and storage revenues generated after September 1, 2006. Following the amendment, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India rather than the previous royalty rate of 8.5-10%. The Company will now receive royalties on storage revenues of 10%, compared to 10-15%, based on volume, prior to the amendment. All revenues generated prior to the effective date are subject to the original agreement. The total royalty payments per the agreement are now capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004. The Company does not anticipate reaching the cumulative milestone for a number of years.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $129,000 and $170,000 for the years ended November 30, 2007 and 2006, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss.

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements are for periods ranging from one to three years and contain certain provisions for severance payments in the event of termination or change of control.

NOTE 9—LEASES.

During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment, which amends the Company's lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at same location. All leases include provisions for escalations and related costs. The Company records rental expense based on a straight-line basis over the term of the lease. Rent charged to operations was $286,393 and $270,403 in 2007 and 2006, respectively and is included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year	Rent
2008	$278,881
2009	$287,153
2010	$295,715
2011	$304,612
2012	$313,781
Thereafter	$684,367

NOTE 10—RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan, which allows eligible employees to allocate up to 15% of their salaries. The Company did not make any matching contributions to this plan for the years ended November 30, 2007 and 2006.

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

In the future, the Company could reverse the liability relating to the RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular revenue sharing agreement. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments, and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments during these periods will be treated as interest expense, which will be recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to revenues from a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company, is a 50% owner of this revenue sharing agreement. The revenue sharing agreement was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership (“Red Rock”), entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004.

The Company made total payments to all RSA holders of $1,069,639 and $901,774 for fiscal years 2007 and 2006, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS.

In May 2001, Red Rock paid $200,000 to acquire warrants that expired on May 31, 2006 for 100,000 shares of the Company’s common stock at $6.00 per share. None of these warrants were exercised prior to expiration.

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. The sale took place prior to the time that the Board member became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, the former Board member resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 33,000 split specimens at the Safti-Cell facility. In May 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the AABB. The new process utilizes closed-system bags rather than vial storage. In view of this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers. The Company’s total payments to Safti-Cell for the fiscal years 2007 and 2006 were $324,250 and $324,260, respectively.

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

On September 15, 2004, the court ruled on the post trial motions. The court vacated its judgment, overturning the jury’s verdict for patent infringement and damages previously entered against the Company, and denied PharmaStem’s request for an injunction and enhanced damages against the defendants. The court entered a new judgment in favor of the Company and the other defendant blood banks with regard to PharmaStem's '553 patent, holding that the cord blood banks are not, and cannot be, liable for contributory infringement of the patent because they do not sell, or offer for sale, umbilical cord blood. Rather, the private blood banks provide a service of processing and preserving of cord blood for families. With regard to PharmaStem's ‘681 patent, the court granted Cryo-Cell and its co-defendants a new trial on the issues of infringement, finding that the jury's earlier verdict of infringement was "against the great weight of the evidence."

On October 4, 2004, PharmaStem filed (in the Delaware action) a motion for preliminary injunction against the Company (and its co-defendants) regarding the '681 patent. PharmaStem sought an injunction limiting the ability of the Company to refer to the use of umbilical cord blood in the treatment of adults in the marketing of the Company's services, to advise its customers that cord blood stored hereafter is for pediatric use only, and to enjoin the Company from storing cord blood units that have sufficient stem cells to effect the hematopoietic reconstitution of an adult. The Company and other defendants filed a motion asking the court to reconsider the denial of the judgment as a matter of law on the ‘681 patent. On December 14, 2004, the court ruled in favor of the Company and other defendants. The effect of this order is that final judgment has now been entered in favor of Cryo-Cell and the other defendants on PharmaStem’s charges of infringement of both patents that were asserted in that case, marking a final disposition of the case in Cryo-Cell’s favor, and denying PharmaStem’s motion for preliminary injunction.

On July 28, 2004, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 and 6,569,427. These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney's fees. The Company has filed an answer and counterclaims against PharmaStem and its Chief Executive Officer, Nicholas Didier. PharmaStem and Didier have filed motions to dismiss those counterclaims. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, In re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Delaware court stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office. During the first half of 2007, the Patent Office issued reexamination certificates confirming the claims of the PharmaStem patents.

PharmaStem filed an appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered by the District Court in the original litigation, and the defendants, including Cryo-Cell, filed a cross-appeal. On July 9, 2007, the Court entered its decision, upholding the lower court's determination to grant judgment as a matter of law in favor of the defendants, including Cryo-Cell, on the ground that the plaintiff failed to prove infringement of either the '681 or '553 patents, and reversing the lower court's ruling with respect to validity of the patents. The Court of Appeals held both patents invalid on the ground of obviousness. PharmaStem’s request for rehearing was denied.

On January 2, 2008, PharmaStem filed a request that the case be heard by the United States Supreme Court, solely on issue of the validity of the patents. Any such review is subject to the discretion of the Supreme Court, which is not required to entertain this appeal.

The decision that PharmaStem failed to prove infringement of its patents in the prior action is now final and unreviewable, and the original damages judgment on the 2003 jury verdict cannot be reinstated.

The decision of the Court of Appeals will likely have a substantial impact on this second round of litigation involving related PharmaStem patents which, as noted above, has been stayed in the District Court for the District of Delaware pending final decision on the appeal.

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief Mr. Portnoy sought a declaration that the dissident slate was entitled to be installed as members of the Company's board of directors. Mr. Portnoy also sought reimbursement by the Company of his costs in connection with the 2007 Annual Meeting. On January 22, 2008, the Court issued an order under which the Company is required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting will continue in office until the special meeting. The order provides that the members of the management slate shall pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. The order did not require the Company to reimburse any of Mr. Portnoy’s costs in connection with the 2007 meeting.

NOTE 14—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are tabular comparisons of the quarterly results of operations.

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Loss	$(786,662)	$(1,403,493)	$(1,147,911)	$(1,667,349)
Net Loss per Share-basic	$(.07)	$(.12)	$(.10)	$(.14)
Shares used in computation	11,624,629	11,663,759	11,669,629	11,671,607
Net Loss per Share-diluted	$(.07)	$(.12)	$(.10)	$(.14)
Shares used in computation	11,624,629	11,663,759	11,669,629	11,671,607

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Income (Loss)	$55,528	$(860,133)	$(1,079,550)	$(927,213)
Net Income (loss) per Share-basic	$.00	$(.07)	$(.09)	$(.08)
Shares used in computation	11,624,629	11,624,629	11,624,629	11,624,629
Net Income (loss) per Share-diluted	$.00	$(.07)	$(.09)	$(.08)
Shares used in computation	11,624,629	11,624,629	11,624,629	11,624,629

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective, due to a material weakness surrounding accrued expenses, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are not effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the Special Meeting of Shareholders to be held on March 4, 2008.

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer. The code of ethics is available to any shareholder upon written request to the Company in care of the Corporate Secretary at 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the Special Meeting of Shareholders to be held on March 4, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the Special Meeting of Shareholders to be held on March 4, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the Special Meeting of Shareholders to be held on March 4, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement relating to the Special Meeting of Shareholders to be held on March 4, 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease

10.10 (5)*	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)*	Employment Agreement with Jill M. Taymans, dated November 1, 2005.

10.12 (6)*	Employment Agreement with Gerald F. Maass, dated November 1, 2005.

10.13 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.14 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.15 (8)*	2006 Stock Incentive Plan

10.16 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.17 (9)*	Employment Agreement dated April 1, 2007 between the Company and W. Robert Doll

10.18 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.19 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.20 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

23	Consent of Auditors (filed herewith)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2006.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: February 8, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton	Chairman of the Board and
	(principal executive officer)	February 8, 2008

/s/ Jill Taymans	Chief Financial Officer
	and principal accounting officer)	February 8, 2008

/s/ Scott Christian	Director	February 8, 2008
Scott Christian

/s/ Gaby Goubran	Director	February 8, 2008
Gaby Goubran

/s/ Anthony Finch	Director	February 8, 2008
Anthony Finch

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease

10.10 (5)*	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)*	Employment Agreement with Jill M. Taymans, dated November 1, 2005.

10.12 (6)*	Employment Agreement with Gerald F. Maass, dated November 1, 2005.

10.13 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.14 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.15 (8)*	2006 Stock Incentive Plan

10.16 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.17 (9)*	Employment Agreement dated April 1, 2007 between the Company and W. Robert Doll

10.18 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.19 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.20 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

23	Consent of Auditors (filed herewith)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2006.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.