Form 10-Q
period 2008-02-29
CRYO CELL INTERNATIONAL INC
filed 2008-04-10
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of April 10, 2008 11,672,129 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,200,075	$3,364,711
Restricted cash	200,000	200,000
Marketable securities and other investments	1,004,690	1,002,810
Accounts receivable and advances (net of allowance for doubtful accounts of $626,514 and $625,349, respectively)	1,676,828	2,431,554
Deferred tax assets	18,000	18,000
Prepaid expenses and other current assets	682,118	570,112

Total current assets	6,781,711	7,587,187

Property and Equipment-net	2,975,211	3,115,581

Other Assets
Marketable securities and other investments	43,124	43,200
Note receivable	87,143	80,088
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	149,070	123,653

Total other assets	963,337	930,941

Total assets	$10,720,259	$11,633,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,069,221	$1,891,601
Accrued expenses	1,383,403	1,331,170
Deferred revenue	4,081,177	4,064,035

Total current liabilities	6,533,801	7,286,806

Other Liabilities
Deferred revenue	6,715,719	6,696,841
Deferred tax liabilities	18,000	18,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	449,156	472,744

Total other liabilities	10,932,875	10,937,585

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,672,129 as of February 29, 2008 and November 30, 2007 issued and outstanding)	116,721	116,721
Additional paid-in capital	24,500,347	24,410,628
Treasury stock, at cost	(807,020)	(807,020)
Accumulated other comprehensive loss	(116,815)	(118,619)
Accumulated deficit	(30,439,650)	(30,192,392)

Total stockholders' deficit	(6,746,417)	(6,590,682)

Total liabilities and stockholders' deficit	$10,720,259	$11,633,709

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Revenue	$4,170,316	$4,173,702

Costs and Expenses:
Cost of sales	1,445,073	1,515,101
Marketing, general & administrative expenses	2,735,240	3,257,006
Research, development and related engineering	44,700	133,564
Depreciation and amortization	106,025	134,305

Total costs and expenses	4,331,038	5,039,976

Operating Loss	(160,722)	(866,274)

Other Income (Expense):
Interest income	47,457	76,697
Interest expense	(300,414)	(256,466)
Licensee income	182,547	287,995

Total (expense) other income	(70,410)	108,225

Loss before equity in losses of affiliate and income tax expense	(231,132)	(758,049)

Equity in losses of affiliate	(16,126)	(28,613)

Loss before income tax expense	(247,258)	(786,662)
Income tax expense	—	—

Net Loss	$(247,258)	$(786,662)

Net loss per common share—basic	$(0.02)	$(0.07)

Weighted average common shares outstanding—basic	11,672,129	11,624,629

Net loss per common share—diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding—diluted	11,672,129	11,624,629

Comprehensive loss:
Net loss	$(247,258)	(786,662)
Unrealized gain on marketable securities	1,804	11,880

Comprehensive loss	$(245,454)	$(774,782)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:
Net loss	$(247,258)	$(786,662)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	175,029	184,816
Stock-based compensation	73,593	55,319
Provision for doubtful accounts	46,542	152,204
Equity in losses of affiliate	16,126	28,613
Changes in assets and liabilities:
Accounts receivable and advances	708,184	(485,216)
Note receivable	(7,055)	13,150
Prepaid expenses and other current assets	(112,006)	(29,954)
Deposits and other assets	(25,417)	(12,039)
Accounts payable	(822,380)	(525,525)
Accrued expenses	52,233	(140,908)
Deferred consulting obligation	(23,588)	(21,996)
Deferred revenue	36,020	296,376

Net cash used in operating activities	(129,977)	(1,271,822)

Cash flows from investing activities:
Purchases of property and equipment	(34,659)	(401,361)

Net cash used in investing activities	(34,659)	(401,361)

Decrease in cash and cash equivalents	(164,636)	(1,673,183)
Cash and cash equivalents—beginning of period	3,364,711	7,414,140

Cash and cash equivalents—end of period	$3,200,075	$5,740,957

Supplemental disclosure of cash flow information:
Interest	$288,820	$259,344

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders' deficit	$1,804	$11,880

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 29, 2008 and November 30, 2007, the related Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three months ended February 29, 2008 and February 28, 2007 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2007 Annual Report on Form 10-K.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is recognized over the contractual storage period.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company periodically performs a physical inventory count of specimens stored to ensure that all records are accurate.

Income Taxes

Under the asset and liability method of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 29, 2008 and November 30, 2007, has been provided as the Company believes it is “more likely than not” that the future income tax benefits will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 resulted in no impact to the Company’s unrecognized tax benefits. There have been no material changes in unrecognized tax benefits since December 1, 2007. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months.

As of the date of adoption, the Company is subject to income taxes in the U.S. federal jurisdiction, and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to the net operating loss carry forwards dating back to 1998, the 1998 through 2007 tax years remain subject to examination by federal and state income tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of the adoption of FIN 48 and February 29, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of February 29, 2008, the Company has two stock-based employee compensation plans, which are described in Note 5. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective December 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The Company recognized approximately $74,000 and $55,000 for the three months ended February 29, 2008 and February 28, 2007, respectively of stock compensation expense.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of February 29, 2008 and November 30, 2007 the Company recorded reserves under these programs in the amounts of approximately $80,000 and $73,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (R), Business Combinations (SFAS 141 (R)), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer, recognizes and ensures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination.

SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159) on December 1, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The adoption of SFAS 157 and SFAS 159 did not impact the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 160 may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Note 2 – Loss per Common Share

Loss per common share data is based on net loss and not comprehensive loss. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 29, 2008	For the three months ended February 28, 2007
Numerator:
Net Loss	$(247,258)	$(786,662)
Denominator:
Weighted-average shares outstanding-basic	11,672,129	11,624,629
Dilutive common shares issuable upon exercise of stock options	—	—

Weighted-average shares-diluted	11,672,129	11,624,629

Earnings per share:
Basic	$(.02)	$(.07)

Diluted	$(.02)	$(.07)

For the three months ended February 29, 2008 and February 28, 2007, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive. For the three months ended February 29, 2008 and February 28, 2007, the number of stock options that are antidilutive are 992,637 and 1,074,593, respectively.

Note 3 – Legal Proceedings

The Company is involved in the following legal proceedings:

On February 22, 2002, the Company was named as a defendant in a complaint filed by PharmaStem Therapeutics, Inc. in the United States District Court of Delaware, Case No. 02-148-GMS, alleging patent infringement of U.S Patents Nos. 5,004,681 (‘681 patent’) which relates to the collection, processing, and storage of stem cells derived from umbilical cord blood and 5,192,553 (‘553 patent’) which relates to the therapeutic use of stem cells derived from umbilical cord blood. PharmaStem, a Delaware corporation, originally named as defendants eight companies (three of which are now out of business) involved in cord blood banking. The suit sought an injunction against the companies, an unspecified amount of damages or royalties, treble damages and attorney's fees. After a trial in October 2003, and rulings on post trial motions, the court entered final judgment finding that the defendants had not infringed PharmaStem’s patents, and finding those patents valid.

PharmaStem filed an appeal to the United States Court of Appeals for the Federal Circuit from the judgment entered by the District Court, and the defendants, including Cryo-Cell, filed a cross-appeal. On July 9, 2007, the Court of Appeals entered its decision, upholding the lower court's determination to grant judgment as a matter of law in favor of the defendants, including Cryo-Cell, on the ground that the plaintiff failed to prove infringement of either the '681 or '553 patents, and reversing the lower court's ruling with respect to validity of the patents. The Court of Appeals held both patents invalid on the ground of obviousness. PharmaStem’s request for rehearing was denied and, on March 17, 2008, the United States Supreme Court denied PharmaStem’s petition for certiorari, bringing the initial round of litigation to an end.

On July 28, 2004, the Company was named as a defendant in another complaint filed by PharmaStem in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:04-cv-1740-T-30TGW alleging infringement of U.S. Patents Nos. 6,461,645 (“the ‘645 patent”) and 6,569,427 (“the ‘427 patent”). These patents are closely related to the ‘681 and ‘553 patents that were the subject of PharmaStem’s Delaware litigation. PharmaStem also named as a defendant Dr. Bruce Zafran, a member of the Company’s scientific and medical advisory board. The suit seeks an injunction, an unspecified amount of damages or royalties, treble damages and attorney's fees. The Judicial Panel on Multidistrict Litigation transferred this action to the District of Delaware for coordinated pretrial proceedings with other cases brought by PharmaStem alleging infringement of these same two patents by other defendants, in re: PharmaStem Therapeutics, Inc. Patent Litigation, MDL No. 1660. The Delaware court stayed all proceedings in these cases, including discovery, pending the outcome of the Federal Circuit appeal and reexamination proceedings in the U.S. Patent and Trademark Office.

In reexamination proceedings before the Patent Office, all claims of PharmaStem’s ‘645 and ‘427 patents currently stand rejected as a result of non-final actions by the Patent Office. PharmaStem has the right to pursue confirmation of the claims of those patents through further proceedings in the reexaminations and to appeal any adverse determination by the Patent Office.

The decision of the Court of Appeals resolving the initial Delaware litigation will likely have a substantial impact on the second round of litigation involving PharmaStem’s patents which, as noted above, has been stayed pending final decision on the appeal (which has now occurred) and the reexamination proceedings (which may continue for many months).

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief, Mr. Portnoy sought a declaration that the dissident slate was entitled to be installed as members of the Company's board of directors. Mr. Portnoy also sought reimbursement by the Company of his costs in connection with the 2007 Annual Meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. The order did not require the Company to reimburse any of Mr. Portnoy’s costs in connection with the 2007 Annual Meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, at which the following six directors, as described in management’s proxy statement dated February 11, 2008 (the “Proxy Statement”), were elected by the Corporation’s stockholders: Mercedes Walton, Ki Yong Choi, Andrew J. Filipowski, Anthony P. Finch, Gaby W. Goubran, and John Mathews. Each director is to serve until the next Annual Meeting of Stockholders or until he or she resigns or is removed and his or her respective successor is elected and qualified.

Note 4 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 29, 2008 and November 30, 2007, the Company had an ownership interest of approximately 36% in Saneron, which is accounted for under the equity method of accounting. The Company’s ownership percentage in Saneron has decreased due to Saneron issuing common shares to entities and individuals. The Company evaluated the investment for impairment during the first quarter of 2008 and November 30, 2007 and believes no impairment of the investment exists. During fiscal 2006, the Company ceased recording equity in losses in Saneron once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of February 29, 2008 and November 30, 2007, the net Saneron investment, comprised of goodwill, is reflected on the consolidated balance sheets at $684,000.

For the three months ended February 29, 2008 and February 28, 2007, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $16,126 and $28,613, respectively. The Company will continue to record equity in losses of affiliates related to stock compensation expense as an offset to additional paid-in capital and not the investment balance.

As of February 29, 2008 and November 30, 2007, the Company has classified the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock. During 2007, Saneron sold 10,000 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid in capital of approximately $32,000.

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

In June 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards, or performance awards (i.e. performance shares and performance units). No awards have been issued from the 2006 Plan to date.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options granted are expected to be outstanding.

Variables used to determine the fair value of the options granted for the three months ended February 29, 2008 and February 28, 2007 are as follows:

	February 29, 2008	February 28, 2007
Weighted average values:
Expected dividends	0%	0%
Expected volatility	199%	209%
Risk free interest rate	3.12%	4.44%-4.82%
Expected life	5 years	5 years

Stock option activity for the three months ended February 29, 2008, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 1, 2007	1,611,429	$2.12	2.7	$430,825
Granted	20,000	0.88
Exercised	—	—
Terminated	(31,292)	2.66

Outstanding at February 29, 2008	1,600,137	$2.10	2.5	$198,700

Exercisable at February 29, 2008	1,343,870	$2.02	1.9	$197,800

The weighted average grant date fair value of options granted during the three months ended February 29, 2008 and February 28, 2007 was $0.86 and $2.08, respectively. There were no options exercised during the three months ended February 29, 2008 and February 28, 2007.

Significant option groups exercisable at February 29, 2008 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$0.54 to $0.99	597,500	$0.55	0.7
$1.00 to $ 2.00	18,496	$1.50	6.4
$2.01 to $ 3.00	122,173	$2.32	4.9
$3.01 to $ 4.00	412,234	$3.16	3.3
$4.01 to $ 5.00	193,467	$4.02	1.9
	1,343,870

A summary of the status of the Company’s non-vested shares as of February 29, 2008, and changes during the three months ended February 29, 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at December 1, 2007	284,316	$2.53
Granted	20,000	0.86
Vested	(29,169)	2.12
Forfeited	(18,880)	2.26

Non-vested at February 29, 2008	256,267	$2.47

As of February 29, 2008 there was approximately $272,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.45 years as of February 29, 2008. The total fair value of shares vested during the three months ended February 29, 2008 was approximately $62,000.

Note 6 – Marketable Securities and Other Investments

The Company accounts for marketable securities and other investments at fair value or considers fair value in their measurement under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), SFAS 157 and SFAS 159.

Marketable securities were $1,047,814 and $1,046,010 at February 29, 2008 and November 30, 2007, respectively. Included within marketable securities on the accompanying consolidated balance sheets as of February 29, 2008 and November 30, 2007 are bond investments with an estimated fair market value of approximately $1,005,000 and $1,003,000, respectively, which are being held to maturity.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of February 29, 2008 and November 30, 2007 was approximately $43,000 and the unrealized holding loss recorded as a component of stockholders deficit on other investments was approximately $23,000 as of February 29, 2008 and November 30, 2007.

Note 7 – C’elleSM License Agreement

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments, with $100,000, net of taxes, payable in the second quarter of 2008 and the final payment of $150,000 payable in the second quarter of 2009. In consideration for the up-front license fee, the Company will transfer its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

During the three months ended February 29, 2008, the Company’s revenues remained flat compared to the level in fiscal 2007 and incurred a net loss of approximately ($247,000) or ($.02) per basic common share for the first quarter of fiscal 2008, compared to a net loss of approximately ($787,000) or ($.07) per basic common share for fiscal 2007. The decrease in the net loss in the first quarter of fiscal 2008 is in part the result of a 5% decrease in cost of sales due to a decline in the number of specimens processed and a 14% decrease in marketing, general and administrative expenses, due mainly to the decrease in professional fees and consumer advertising. In addition, research and development expenses were approximately $45,000 in the first quarter of 2008, a decrease of approximately 67% in comparison to the same period in 2007. Research and development expenses in 2007 included expenses related to new products and services relating to placental stem cells planned at that time.

At February 29, 2008, the Company had cash and cash equivalents of $3,200,075 and marketable securities and other investments of $1,047,814. The Company’s cash decreased by approximately $165,000 during the first three months of fiscal 2008, as a result of negative cash flow from operations and the purchase of property and equipment. The decline in operating cash flow was primarily attributable to the Company’s net loss during the first three months of 2008. As of April 9, 2008, the Company maintains no indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 29, 2008 were $4,170,316 as compared to $4,173,702 for the same period in 2007, representing a less than 1% decrease. The decrease is primarily attributable to a decrease in specimens processed of approximately 10%, partially offset by a 14% increase in recurring annual storage fee revenue, and a decrease in sales discounts of 13% for the three months ended February 29, 2008 compared to the 2007 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended February 29, 2008 was $1,445,073 as compared to $1,515,101 for the same period in 2007, representing a 5% decrease. Cost of sales was 35% of revenues for the three months ended February 29, 2008 and 36% for the three months ended February 28, 2007. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida. The decrease is primarily attributable to the decrease in specimens processed during the three months ended February 29, 2008 compared to the 2007 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the first quarter of fiscal 2008 were $2,735,240 as compared to $3,257,006 for the 2007 period representing a 16% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for marketing and sales personnel and professional fees. The decrease was principally attributable to a 44% decrease in consumer advertising.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 29, 2008 were $44,700 as compared to $133,564 for the three months ended February 28, 2007. The expenses for the three months ended February 29, 2008 are primarily comprised of expenses related to the commercialization of the Company’s new stem cell technology, C’elle. The expenses for the 2007 period were comprised of development expenses for the Company’s proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it decided to indefinitely postpone plans to launch the fetal placental stem cell service, primary due to technological commercialization considerations.

Interest Expense. Interest expense for the first quarter of fiscal 2008 was $300,414 as compared to $256,466 for the 2007 period. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $8,720 and $9,447 for the 2008 period and 2007 period, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the first quarter of fiscal 2008 was $182,547 compared to $287,995 for the 2007 period. Licensee income for the 2008 period consisted of royalty income earned on subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the 2007 period consisted of $127,440 received as an installment payment from the non-recurring sale of the India license agreement and $160,555 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $16,126 for the three months ended February 29, 2008, compared to $28,613 for the 2007 period. Equity in losses of affiliate for the three months ended February 29, 2008 and February 28, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the three months ended February 29, 2008 and for the same period in 2007. The Company did not record income tax expense during the first quarter of 2008 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Liquidity and Capital Resources

Through February 29, 2008, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fees and ongoing storage fees.

At February 29, 2008, the Company had cash and cash equivalents of $3,200,075 as compared to $3,364,711 at November 30, 2007. The decrease in cash and cash equivalents during the three months ended February 29, 2008 was primarily attributable to the following:

Cash used in operating activities for the three months ended February 29, 2008 amounted to $129,977, which was primarily attributable to the Company’s net loss during the first three months of 2008.

Cash used in investing activities for the three months ended February 29, 2008 amounted to $34,659 which was primarily attributable to the purchase of property and equipment.

There was no cash provided by financing activities during the first three months of fiscal 2008.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making capital expenditures of approximately $750,000 for the next twelve months.

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

Income Taxes

Under the asset and liability method of SFAS 109 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 29, 2008 and November 30, 2007, has been provided as the Company believes it is “more likely than not” that the future income tax benefits will not be realized. The Company did not record an income tax benefit during the three months ended February 29, 2008, as the benefit was offset by an increase in the valuation allowance.

The Company adopted the provisions of FIN 48 on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5. As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and February 29, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company had recognized these non-refundable fees as a long-term liability. Given the criteria under which these RSAs are established, cash payments on these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method. The Company does not intend to enter into additional RSAs.

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has three active licensing agreements, one covering Mexico, Central America, and Ecuador and one covering India

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, and Ecuador. These fees are included in revenue on the consolidated statements of operations and comprehensive loss. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, bonds and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for significant loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method and reviews its investment for possible impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of February 29, 2008 and November 30, 2007.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of February 29, 2008 and November 30, 2007, the Company recorded reserves under these programs in the amounts of $80,352 and $72,633, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Cryo-Cell International, Inc.," “Cryo-Cell” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our future performance and operating results;

(ii)	our future operating plans;

(iii)	our liquidity and capital resources; and

(iv)	our legal proceedings

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of the Company’s new C’elle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Cryo-Cell International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by the Company and any Current Reports on Form 8-K filed by the Company.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed, during the November 30, 2007, year end closing process, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective, due to a material weakness surrounding accrued expenses.

As a result of those findings, management undertook the following action to address the material weakness:

•	Redesigned, tested and implemented a new information system query upon which a component of accrued expenses is derived.

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended February 29, 2008. There were no other changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws, as amended through March 4, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 10, 2008).

10.1	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.2	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 25, 2008).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: April 10, 2008