Form 10-Q
period 2008-05-31
CRYO CELL INTERNATIONAL INC
filed 2008-07-15
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2008

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 15, 2008 11,672,129 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,023,040	$3,364,711
Restricted cash	200,000	200,000
Marketable securities and other investments	1,125,000	1,002,810
Accounts receivable and advances (net of allowance for doubtful accounts of $693,713 and $625,349, respectively)	1,922,201	2,431,554
Deferred tax assets	18,000	18,000
Prepaid expenses and other current assets	814,183	570,112

Total current assets	7,102,424	7,587,187

Property and Equipment-net	2,849,658	3,115,581

Other Assets
Marketable securities and other investments	24,494	43,200
Note receivable	87,899	80,088
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	239,223	123,653

Total other assets	1,035,616	930,941

Total assets	$10,987,698	$11,633,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,374,390	$1,891,601
Accrued expenses	1,219,591	1,331,170
Deferred revenue	4,115,576	4,064,035

Total current liabilities	6,709,557	7,286,806

Other Liabilities
Deferred revenue	7,059,129	6,696,841
Deferred tax liabilities	18,000	18,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	425,119	472,744

Total other liabilities	11,252,248	10,937,585

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,672,129 as of May 31, 2008 and November 30, 2007 issued and outstanding)	116,721	116,721
Additional paid-in capital	24,615,153	24,410,628
Treasury stock, at cost	(807,020)	(807,020)
Accumulated other comprehensive loss	(103,568)	(118,619)
Accumulated deficit	(30,795,393)	(30,192,392)

Total stockholders’ deficit	(6,974,107)	(6,590,682)

Total liabilities and stockholders’ deficit	$10,987,698	$11,633,709

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Revenue	$4,515,491	$4,449,335	$8,685,807	$8,623,037

Costs and Expenses:
Cost of sales	1,620,776	1,604,307	3,065,849	3,119,407
Marketing, general & administrative expenses	3,005,845	3,982,596	5,741,085	7,239,602
Research, development and related engineering	49,081	183,776	93,782	317,340
Impairment of marketable securities	32,940	—	32,940	—
Depreciation and amortization	95,265	132,335	201,289	266,640

Total costs and expenses	4,803,907	5,903,014	9,134,945	10,942,989

Operating Loss	(288,416)	(1,453,679)	(449,138)	(2,319,952)

Other Income (Expense):
Interest income	46,683	82,127	94,140	158,823
Interest expense	(339,338)	(286,916)	(639,752)	(543,383)
Other income	—	10,419	—	10,419
Licensee income	282,081	264,224	464,628	552,219

Total other (expense) income	(10,574)	69,854	(80,984)	178,078

Loss before equity in losses of affiliate and income tax expense	(298,990)	(1,383,825)	(530,122)	(2,141,874)

Equity in losses of affiliate	(56,753)	(19,668)	(72,879)	(48,280)

Loss before income tax expense	(355,743)	(1,403,493)	(603,001)	(2,190,154)

Income tax expense	—	—	—	—

Net Loss	$(355,743)	$(1,403,493)	$(603,001)	$(2,190,154)

Net loss per common share - basic	$(0.03)	$(0.12)	$(0.05)	$(0.19)

Weighted average common shares outstanding - basic	11,672,129	11,663,759	11,672,129	11,644,409

Net loss per common share - diluted	$(0.03)	$(0.12)	$(0.05)	$(0.19)

Weighted average common shares outstanding - diluted	11,672,129	11,663,759	11,672,129	11,644,409

Comprehensive loss:
Net loss	$(355,743)	(1,403,493)	$(603,001)	$(2,190,154)
Unrealized gain marketable securities	(19,693)	15,279	(17,889)	17,439
Write-off unrealized loss on marketable securities	32,940	—	32,940	—
Recognition of unrealized gain on marketable securities	—	(10,419)	—	(10,419)

Comprehensive loss	$(342,496)	$(1,398,633)	$(587,950)	$(2,183,134)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net loss	$(603,001)	$(2,190,154)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	343,127	372,945
Gain on sale of marketable securities	2,057	(10,419)
Stock-based compensation	131,646	122,702
Provision for doubtful accounts	136,331	280,729
Equity in losses of affiliate	72,879	48,280
Changes in assets and liabilities:
Accounts receivable and advances	373,022	(1,073,648)
Note receivable	(7,811)	13,150
Prepaid expenses and other current assets	(244,071)	(218,213)
Deposits and other assets	(115,570)	(12,039)
Accounts payable	(517,211)	316,468
Accrued expenses	(111,579)	(691,063)
Deferred consulting obligation	(47,625)	(41,181)
Deferred revenue	413,829	749,048

Net cash used in operating activities	(173,977)	(2,333,395)

Cash flows from investing activities:
Purchases of property and equipment	(77,204)	(495,321)
Purchase of marketable securities and other investments	(1,125,000)	(1,001,993)
Impairment of marketable securities	32,940	—
Proceeds from sale of marketable securities	1,001,570	1,000,000

Net cash used in investing activities	(167,694)	(497,314)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	24,300

Net cash provided by financing activities	—	24,300

Decrease in cash and cash equivalents	(341,671)	(2,806,409)

Cash and cash equivalents - beginning of period	3,364,711	7,414,140

Cash and cash equivalents - end of period	$3,023,040	$4,607,731

Supplemental disclosure of cash flow information:
Interest	$622,971	$517,744

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders’ deficit	$(17,889)	$17,439

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2008 and November 30, 2007, the related Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and six months ended May 31, 2008 and May 31, 2007 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of May 31, 2008 and November 30, 2007, has been provided as the Company believes it is “more likely than not” that the future income tax benefits will not be realized.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of the adoption of FIN 48 and May 31, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of May 31, 2008, the Company has two stock-based employee compensation plans, which are described in Note 5. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective December 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The Company recognized approximately $58,000 and $67,000 for the three months ended May 31, 2008 and May 31, 2007, respectively of stock compensation expense. The Company recognized approximately $132,000 and $123,000 for the six months ended May 31, 2008 and May 31, 2007, respectively of stock compensation expense.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of May 31, 2008 and November 30, 2007 the Company recorded reserves under these programs in the amounts of approximately $89,000 and $73,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and ensures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination.

SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141 (R) on December 1, 2009. The Company is currently assessing the impact that SFAS 141 may have on its consolidated financial statements.

In February 2008, FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays for one-year the effective date of SFAS 157. The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) on December 1, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The adoption of SFAS 157 and SFAS 159 did not impact the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS 160 may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS 161 may have on its consolidated financial statements

Note 2 – Loss per Common Share

Loss per common share data is based on net loss and not comprehensive loss. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Numerator:
Net Loss	$(355,743)	$(1,403,493)	$(603,001)	$(2,190,154)
Denominator:
Weighted-average shares outstanding-basic	11,672,129	11,663,759	11,672,129	11,644,409

Dilutive common shares issuable upon exercise of stock options	—	—	—	—
Weighted-average shares-diluted	11,672,129	11,663,759	11,672,129	11,644,409

Net loss per common share:
Basic	$(.03)	$(.12)	$(.05)	$(.19)

Diluted	$(.03)	$(.12)	$(.05)	$(.19)

For the three and six months ended May 31, 2008 and 2007, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive. For the three and six months ended May 31, 2008 and 2007, the number of stock options that are antidilutive are 1,002,621 and 1,074,593, respectively.

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

In reexamination proceedings before the Patent Office, PharmaStem failed to file a timely response to Office Actions rejecting the claims of the ‘645 and ‘427 patents, with the result that the ‘645 reexamination has been terminated with an examiner’s amendment canceling all claims. A similar disposition of the ‘427 patent is expected within the next few months. The ‘681 patent, held invalid by the Federal Circuit, is in the same posture before the Patent Office; while there is also a reexamination pending with respect to the ‘553 patent in which no action has been taken, since that patent was also held invalid by the Federal Circuit, a favorable, final disposition of that patent may be expected as well.

The decision of the Court of Appeals resolving the initial Delaware litigation will likely have a substantial impact on the second round of litigation involving PharmaStem’s patents which, as noted above, has been stayed pending final decision on the appeal (which has now occurred) and the reexamination proceedings (which may continue for several months).

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

Note 4 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2008 and November 30, 2007, the Company had an ownership interest of approximately 36% in Saneron, which is accounted for under the equity method of accounting. The Company evaluated the investment for impairment during the second quarter of 2008 and November 30, 2007 and believes no impairment of the investment exists. During fiscal 2006, the Company ceased recording equity in losses in Saneron once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of May 31, 2008 and November 30, 2007, the net Saneron investment, comprised of goodwill, is reflected on the consolidated balance sheets at $684,000.

For the three and six months ended May 31, 2008, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $56,753 and $72,879, respectively. For the three and six months ended May 31, 2007, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $19,668 and $48,280, respectively. The Company will continue to record equity in losses of affiliates related to stock compensation expense as an offset to additional paid-in capital and not the investment balance.

As of May 31, 2008 and November 30, 2007, the Company has classified the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock. During 2007, Saneron sold 10,000 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid in capital of approximately $32,000.

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

As discussed above in Note 3, on January 22, 2008 the Delaware Chancery Court in New Castle County issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008. The order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue until the special meeting. This order made null and void the election of Andrew J. Filipowski as of August 2007, and as such cancelled 20,000 shares granted during 2007. Mr. Flilpowski received another option grant for 20,000 shares upon his election as a director at the March 4, 2008 special meeting.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	197%	208%	198%	208%
Risk free interest rate	2.47%-3.07%	4.56%-4.86%	2.47%-3.07%	4.44%-4.86%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the six months ended May 31, 2008, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 1, 2007	1,591,429	$2.13	2.02	$430,825

Granted	77,500	0.87
Exercised	—	—
Terminated	(91,308)	2.09

Outstanding at May 31, 2008	1,577,621	$2.07	2.19	$120,350

Exercisable at May 31, 2008	1,386,344	$2.09	1.68	$120,225

The weighted average grant date fair value of options granted during the six months ended May 31, 2008 and May 31, 2007 was $.84 and $2.14, respectively. There were no options exercised during the six months ended May 31, 2008. The total intrinsic value of options exercised during the six months ended May 31, 2007 was $72,450.

The weighted average grant date fair value of options granted during the three months ended May 31, 2008 and May 31, 2007 was $1.36 and $2.05, respectively. There were no options exercised during the three months ended May 31, 2008. The total intrinsic value of options exercised during the three months ended May 31, 2007 was $0.53.

Significant option groups exercisable at May 31, 2008 and related price and contractual life information are as follows:

			Weighted Average
		Weighted Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.54 to $ 0.99	577,500	$0.58	0.97
$1.00 to $ 2.00	23,496	$1.43	6.19
$2.01 to $ 3.00	124,258	$2.31	3.42
$3.01 to $ 4.00	467,623	$3.20	3.12
$4.01 to $ 5.00	193,467	$4.02	1.66
	1,386,344

A summary of the status of the Company’s non-vested shares as of May 31, 2008, and changes during the six months ended May 31, 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 1, 2007	264,316	$2.61

Granted	77,500	0.84
Vested	(100,392)	2.83
Forfeited	(50,147)	2.14

Non-vested at May 31, 2008	191,277	$1.91

As of May 31, 2008 there was approximately $207,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.38 years as of May 31, 2008. The total fair value of shares vested during the six months ended May 31, 2008 was approximately $284,000.

Note 6 – Marketable Securities and Other Investments

The Company accounts for marketable securities and other investments at cost, fair value or considers fair value in their measurement under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), SFAS 157 and SFAS 159.

Marketable securities were $1,149,494 and $1,046,010 at May 31, 2008 and November 30, 2007, respectively. Included within marketable securities on the accompanying consolidated balance sheets as of May 31, 2008 are approximately $1,125,000 of variable rate demand notes which are being held to maturity. As of November 30, 2007, marketable securities include bond investments of approximately $1,003,000 which was held to maturity.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments determined based upon quoted market prices as of May 31, 2008 and November 30, 2007 was approximately $25,000 and $43,000, respectively and the unrealized holding loss recorded as a component of stockholders deficit on other investments was approximately $9,500 and $23,000 as of May 31, 2008 and November 30, 2007, respectively. The cost basis of the other investments was written down to fair value and approximately $33,000 was charged to impairment during the second quarter of fiscal 2008 as it was determined that the decline in fair market value was other-than-temporary.

Note 7 – C’elleSM License Agreement

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments. The first installment of $100,000, net of taxes, was partially paid during the second quarter of 2008. The final payment of

$150,000, net of taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

During the six months ended May 31, 2008, the Company’s revenues remained flat compared to the level in fiscal 2007. The Company incurred a net loss of approximately ($603,000) or ($.05) per basic common share for the first half of fiscal 2008, compared to a net loss of approximately ($2,190,000) or ($.19) per basic common share for fiscal 2007. The decrease in the net loss in the first six months of fiscal 2008 is in part the result of a 2% decrease in cost of sales due to a decline in the number of specimens processed and a 21% decrease in marketing, general and administrative expenses, due mainly to the decrease in professional fees and consumer advertising. In addition, research and development expenses were approximately $94,000 in the first half of 2008, a decrease of approximately 70% in comparison to the same period in 2007. Research and development expenses in 2007 included expenses related to new products and services relating to placental stem cells planned at that time.

At May 31, 2008, the Company had cash and cash equivalents of $3,023,040 and marketable securities and other investments of $1,149,494. The Company’s cash decreased by approximately $342,000 during the first six months of fiscal 2008, as a result of negative cash flow from operations and the purchase of property and equipment. The decline in operating cash flow was primarily attributable to the Company’s net loss during the first six months of 2008. As of July 10, 2008, the Company maintains no indebtedness.

Results of Operations – Six Month Period Ended May 31, 2008

Revenues. Revenues for the six months ended May 31, 2008 were $8,685,807 as compared to $8,623,037 for the same period in 2007, representing a less than 1% increase. The increase is primarily attributable to a 13% increase in recurring annual storage fee revenue, partially offset by a decrease in specimens processed of 7%, and a decrease in sales discounts of 17% for the six months ended May 31, 2008 compared to the 2007 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the six months ended May 31, 2008 was $3,065,849 as compared to $3,119,407 for the same period in 2007, representing a 2% decrease. Cost of sales was 35% of revenues for the six months ended May 31, 2008 and 36% for the six months ended May 31, 2007. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $142,000 for the six months ended May 31, 2008 compared to approximately $106,000 for the 2007 period. The decrease in Cost of Sales is primarily attributable to the decrease in specimens processed during the six months ended May 31, 2008 compared to the 2007 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the first six months of fiscal 2008 were $5,741,085 as compared to $7,239,602 for the 2007 period representing a 21% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease was principally attributable to a 51% decrease in legal fees and a 33% decrease in consumer advertising.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2008 were $93,782 as compared to $317,340 for the six months ended May 31, 2007. The expenses for the six months ended May 31, 2008 are primarily comprised of expenses related to the commercialization of the Company’s new stem cell technology, C’elle. The expenses for the 2007 period were comprised of development expenses for the Company’s proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it decided to indefinitely postpone plans to launch the fetal placental stem cell service, primary due to technological commercialization considerations.

Impairment of Assets. For the six months ended May 31, 2008, the Company recorded an impairment of assets of $32,940. During the period ended May 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Depreciation and Amortization. Depreciation and Amortization for the six months ended May 31, 2008 was $201,289 as compared to $266,640 for the 2007 period.

Interest Expense. Interest expense for the first six months of fiscal 2008 was $639,752 as compared to $543,383 for the 2007 period. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (‘RSAs’) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $16,826 and $18,740 for the 2008 period and 2007 period, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the first six months of fiscal 2008 was $464,628 compared to $552,219 for the 2007 period. On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM menstrual stem cell preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments. The first installment of $100,000, net of taxes, was partially paid during the second quarter of 2008 and has been recognized as licensee income. The final payment of $150,000, net of taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL. The remaining $375,185 is royalty income earned on subsequent processing and storage of cord blood stem cell specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the 2007 period consisted of $254,880 received as installment payments from the non-recurring sale of the India cord blood stem cell license agreement and $297,339 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $72,879 for the six months ended May 31, 2008, compared to $48,280 for the 2007 period. Equity in losses of affiliate for the six months ended May 31, 2008 and May 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the six months ended May 31, 2008 and for the same period in 2007. The Company did not record income tax expense during the first six months of 2008 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Results of Operations – Three Month Period Ended May 31, 2008

Revenues. Revenues for the three months ended May 31, 2008 were $4,515,491 as compared to $4,449,335 for the same period in 2007, representing a less than 1% increase. The increase is primarily attributable to a 12% increase in recurring annual storage fee revenue, partially offset by a decrease in specimens processed of 11% and a decrease in sales discounts of 21% for the three months ended May 31, 2008 compared to the 2007 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended May 31, 2008 was $1,620,776 as compared to $1,604,307 for the same period in 2007, representing a 1% increase. Cost of sales was 36% of revenues for the three months ended May 31, 2008 and 36% for the three months ended May 31, 2007. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $73,000 for the three months ended May 31, 2008 compared to approximately $56,000 for the 2007 period. The increase in Cost of sales in the 2008 period is a result of the costs associated with the supplies and processing of the Company’s new product, C’elle.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the second quarter of fiscal 2008 were $3,005,845 as compared to $3,982,596 for the 2007 period representing a 25% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease was principally attributable to a 42% decrease in legal fees and a change in marketing strategy that resulted in a decrease in expenses.

Impairment of Assets. During the three months ended May 31, 2008, the Company recognized $32,940 in charges related to impairment of assets. During the period ended May 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Depreciation and Amortization. Depreciation and Amortization for the three months ended May 31, 2008 was $95,265 as compared to $132,335 for the 2007 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2008 were $49,081 as compared to $183,776 for the three months ended May 31, 2007. The expenses for the three months ended May 31, 2008 are primarily comprised of expenses related to the commercialization of the Company’s new stem cell technology, C’elle. The expenses for the 2007 period were comprised of development expenses for the Company’s proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it decided to indefinitely postpone plans to launch the fetal placental stem cell service, primary due to technological commercialization considerations.

Interest Expense. Interest expense for the second quarter of fiscal 2008 was $339,338 as compared to $286,916 for the 2007 period. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (‘RSAs’) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $8,107 and $9,292 for the 2008 period and 2007 period, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the second quarter of fiscal 2008 was $282,081 compared to $264,224 for the 2007 period. On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM menstrual stem cell preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments. The first installment of $100,000, net of taxes, was partially paid during the second quarter of 2008 and has been recognized as licensee income. The final payment of $150,000, net of taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to ACCPL. The remaining $192,638 is royalty income earned on subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the 2007 period consisted of $127,440 received as an installment payment from the non-recurring sale of the India cord blood stem cell license agreement and $136,784 of royalty income earned on the subsequent processing and storage of cord blood stem cell specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $56,753 for the three months ended May 31, 2008, compared to $19,668 for the 2007 period. Equity in losses of affiliate for the three months ended May 31, 2008 and May 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the three months ended May 31, 2008 and for the same period in 2007. The Company did not record income tax expense during the second quarter of 2008 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Liquidity and Capital Resources

Through May 31, 2008, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fees and ongoing storage fees.

At May 31, 2008, the Company had cash and cash equivalents of $3,023,040 as compared to $3,364,711 at November 30, 2007. The decrease in cash and cash equivalents during the six months ended May 31, 2008 was primarily attributable to the following:

Cash used in operating activities for the six months ended May 31, 2008 amounted to $173,977, which was primarily attributable to the Company’s net loss during the first six months of 2008.

Cash used in investing activities for the six months ended May 31, 2008 amounted to $167,694 which was primarily attributable to the purchase of property and equipment and marketable securities.

There was no cash provided by financing activities during the first six months of fiscal 2008.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making capital expenditures of approximately $500,000 for the next twelve months.

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

Income Taxes

Under the asset and liability method of SFAS 109 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of May 31, 2008 and November 30, 2007, has been provided as the Company believes it is “more likely than not” that the future income tax benefits will not be realized. The Company did not record an income tax benefit during the three and six months ended May 31, 2008, as the benefit was offset by an increase in the valuation allowance.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and May 31, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has three active licensing agreements, one covering Mexico, Central America, and Ecuador, and two covering India.

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

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method and reviews its investment for possible impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of May 31, 2008 and November 30, 2007.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of May 31, 2008 and November 30, 2007, the Company recorded reserves under these programs in the amounts of $89,119 and $72,633, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of the Company’s new C’elle service will require publication of additional scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended February 29, 2008. There were no other changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their control objectives.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on March 4, 2008. The stockholders voted on the following:

1.	Election of six directors; and

2.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2008.

The following results were certified by the Inspector of Elections on March 4, 2008:

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominees Elected	For	Withheld
Mercedes Walton	7,969,379	1,896,073
Gaby W. Goubran	7,987,604	1,877,848
John Mathews	8,157,008	1,708,444
Anthony P. Finch	7,989,004	1,876,448
Andrew J. Filipowski	8,161,569	1,703,883
Ki Yong Choi	8,161,069	1,704,383

Ratification of Auditor Appointment. The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2008 was approved by the following vote:

For	Against	Abstain
8,633,410	892,876	329,169

ITEM 5. OTHER INFORMATION

As described in Part I. Financial Statements-Notes to Condensed Consolidated Financial Statements – Note 3, in August 2007, Mr. David Portnoy brought an action against the Company and its directors in the Delaware Chancery Court. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008, and the order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. Approximately $292,000 of expenses was incurred in connection with the special meeting. The director defendants sought and obtained coverage under the directors and officers’ insurance policy (“D&O policy”) provided by the Company and disclosed this fact to the Court. Mr. Portnoy challenged the use of the proceeds of the D&O policy by the directors, and the Court directed the defendants to show cause why the use of such proceeds was permissible. On June 18, 2008, the Court issued an order approving a stipulation under which defendants and the plaintiff agreed, without the defendants admitting any wrongdoing or misconduct, to resolve their dispute concerning the use of the proceeds of the D&O policy. Under the stipulation, the director defendants are entitled to use the proceeds of the D&O policy to obtain reimbursement for the expenses they incurred in connection with the special meeting. The annual retainer for directors Gaby Goubran, Anthony Finch and Scott Christian and the annual compensation Ms. Mercedes Walton receives as an officer of the Company will be reduced for each individual by $5,000 per year for two years. The Court’s order provided that the case is now closed.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Amendment dated July 16, 2007 to Employment Agreement dated August 15, 2005 between the Company and Mercedes Walton.

10.2	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: July 15, 2008