Form 10-Q
period 2008-08-31
CRYO CELL INTERNATIONAL INC
filed 2008-10-15
CIK 862692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2008

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of October 13, 2008 11,750,543 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2008	November 30, 2007
	(unaudited)
Current Assets
Cash and cash equivalents	$3,304,465	$3,364,711
Restricted cash	200,000	200,000
Marketable securities and other investments	1,125,000	1,002,810
Accounts receivable and advances (net of allowance for doubtful accounts of $740,038 and $625,349, respectively)	1,824,089	2,431,554
Deferred tax assets	18,000	18,000
Prepaid expenses and other current assets	664,460	570,112

Total current assets	7,136,015	7,587,187

Property and Equipment-net	2,719,644	3,115,581

Other Assets
Marketable securities and other investments	11,880	43,200
Note receivable	88,655	80,088
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	280,644	123,653

Total other assets	1,065,179	930,941

Total assets	$10,920,839	$11,633,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	1,056,659	$1,891,601
Accrued expenses	1,273,168	1,331,170
Deferred revenue	4,522,938	4,064,035

Total current liabilities	6,852,765	7,286,806

Other Liabilities
Deferred revenue	6,970,469	6,696,841
Deferred tax liabilities	18,000	18,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	404,154	472,744

Total other liabilities	11,142,623	10,937,585

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,750,543 as of August 31, 2008 and 11,672,129 as of November 30, 2007 issued and outstanding)	117,505	116,721
Additional paid-in capital	24,636,699	24,410,628
Treasury stock, at cost	(807,020)	(807,020)
Accumulated other comprehensive loss	(94,056)	(118,619)
Accumulated deficit	(30,927,677)	(30,192,392)

Total stockholders’ deficit	(7,074,549)	(6,590,682)

Total liabilities and stockholders’ deficit	$10,920,839	$11,633,709

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Revenue	$4,458,024	$4,550,128	$13,143,831	$13,173,166

Costs and Expenses:
Cost of sales	1,624,431	1,668,211	4,690,280	4,787,618
Marketing, general & administrative expenses	2,730,268	3,595,890	8,471,353	10,835,492
Research, development and related engineering	67,819	163,402	161,601	480,742
Impairment of marketable securities	22,126	—	55,066	—
Depreciation and amortization	97,869	134,739	299,159	401,379

Total costs and expenses	4,542,514	5,562,242	13,677,459	16,505,231

Operating Loss	(84,490)	(1,012,114)	(533,628)	(3,332,065)

Other Income (Expense):
Interest income	22,432	67,607	116,572	226,431
Interest expense	(348,829)	(304,020)	(988,581)	(847,402)
Other income	—	—	—	10,419
Licensee income	293,007	226,300	757,635	778,519

Total other (expense) income	(33,391)	(10,113)	(114,374)	167,967

Loss before equity in losses of affiliate and income tax expense	(117,881)	(1,022,227)	(648,002)	(3,164,098)

Equity in losses of affiliate	(71,427)	(125,684)	(144,306)	(173,964)

Loss before income tax expense	(189,308)	(1,147,911)	(792,308)	(3,338,062)
Income tax expense	—	—	—	—

Net Loss	$(189,308)	$(1,147,911)	$(792,308)	$(3,338,062)

Net loss per common share - basic	$(0.02)	$(0.10)	$(0.07)	$(0.29)

Weighted average common shares outstanding - basic	11,680,652	11,669,629	11,674,980	11,652,877

Net loss per common share - diluted	$(0.02)	$(0.10)	$(0.07)	$(0.29)

Weighted average common shares outstanding - diluted	11,680,652	11,669,629	11,674,980	11,652,877

Comprehensive loss:
Net loss	$(189,308)	(1,147,911)	$(792,308)	(3,338,062)
Unrealized (loss) gain marketable securities	(12,614)	(3,780)	(30,503)	3,240
Write-off unrealized loss on marketable securities	22,126	—	55,066	—
Recognition of unrealized gain on marketable securities	—	—	—	10,419

Comprehensive loss	$(179,796)	$(1,151,691)	$(767,745)	$(3,324,403)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	August 31, 2008	August 31, 2007
Cash flows from operating activities:
Net loss	$(792,308)	$(3,338,062)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	511,307	557,889
Loss(gain) on sale of marketable securities	2,057	(10,419)
Stock-based compensation	153,010	193,530
Provision for doubtful accounts	233,824	341,875
Impairment of marketable securities	55,066	—
Equity in losses of affiliate	144,306	173,965
Changes in assets and liabilities:
Accounts receivable and advances	373,641	(1,173,345)
Note receivable	(8,567)	13,151
Prepaid expenses and other current assets	(94,348)	(168,342)
Deposits and other assets	(156,991)	(12,039)
Accounts payable	(834,942)	(9,944)
Accrued expenses	(72,790)	(674,341)
Deferred consulting obligation	(68,590)	(63,959)
Deferred revenue	732,529	1,086,633

Net cash provided by (used in) operating activities	177,203	(3,083,408)

Cash flows from investing activities:
Purchases of property and equipment	(115,370)	(605,873)
Purchase of marketable securities and other investments	(1,125,000)	(1,001,993)
Proceeds from sale of marketable securities	1,001,570	1,000,000

Net cash used in investing activities	(238,800)	(607,866)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,350	24,300

Net cash provided by financing activities	1,350	24,300

Decrease in cash and cash equivalents	(60,246)	(3,666,974)
Cash and cash equivalents - beginning of period	3,364,711	7,414,140

Cash and cash equivalents - end of period	$3,304,465	$3,747,166

Supplemental disclosure of cash flow information:
Interest	$827,164	$822,376

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders' deficit	$(30,503)	$3,240

Reclassification between additional paid in capital and accumulated deficit related to stock compensation expense	$57,023	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2008 and November 30, 2007, the related Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and nine months ended August 31, 2008 and August 31, 2007 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Income Taxes

Under the asset and liability method of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of August 31, 2008 and November 30, 2007, has been provided as the Company believes it is “more likely than not” that the future income tax benefits will not be realized.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of the adoption of FIN 48 and August 31, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of August 31, 2008, the Company has two stock-based employee compensation plans, which are described in Note 5. Prior to December 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective December 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The Company recognized approximately $21,000 and $71,000 for the three months ended August 31, 2008 and August 31, 2007, respectively of stock compensation expense. The Company recognized approximately $153,000 and $193,000 for the nine months ended August 31, 2008 and August 31, 2007, respectively of stock compensation expense.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determines the expected usage and engraftment failure rate by analyzing data from the existing bank of U-Cord® specimens, cord blood stored in published private and public banks and the related historical usage and failure rates in the Company’s bank and other private cord blood banks. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of August 31, 2008 and November 30, 2007 the Company recorded reserves under these programs in the amounts of approximately $97,000 and $73,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

In February 2008, FASB issued Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays for one-year the effective date of certain aspects of SFAS 157. The Company is currently assessing the impact that SFAS 157-2 may have on its consolidated financial statements. The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) related to financial assets and liabilities, and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) on December 1, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The adoption of SFAS 157 and SFAS 159 did not impact the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS 161 may have on its consolidated financial statements.

Note 2 - Loss per Common Share

Loss per common share data is based on net loss and not comprehensive loss. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Numerator:
Net Loss	$(189,308)	$(1,147,911)	$(792,308)	$(3,338,062)
Denominator:
Weighted-average shares outstanding-basic	11,680,652	11,669,629	11,674,980	11,652,877

Dilutive common shares issuable upon exercise of stock options	—	—	—	—

Weighted-average shares-diluted	11,680,652	11,669,629	11,674,980	11,652,877

Net loss per common share:
Basic	$(.02)	$(.10)	$(.07)	$(.29)

Diluted	$(.02)	$(.10)	$(.07)	$(.29)

For the three and nine months ended August 31, 2008 and 2007, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive. For the three and nine months ended August 31, 2008 and 2007, the number of stock options that are antidilutive are 1,002,621 and 1,074,593, respectively.

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

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief, Mr. Portnoy sought a declaration that the dissident slate was entitled to be installed as members of the Company's board of directors. Mr. Portnoy also sought reimbursement by the Company of his costs in connection with the 2007 Annual Meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. The order did not require the Company to reimburse any of Mr. Portnoy’s costs in connection with the 2007 Annual Meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, at which the following six directors, as described in management’s proxy statement dated February 11, 2008 (the “Proxy Statement”), were elected by the Corporation’s stockholders: Mercedes Walton, Ki Yong Choi, Andrew J. Filipowski, Anthony P. Finch, Gaby W. Goubran, and John Mathews. These directors were re-elected at the Annual Meeting of Stockholders on July 15, 2008.

Note 4 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2008 and November 30, 2007, the Company had an ownership interest of approximately 36% in Saneron, which is accounted for under the equity method of accounting. The Company evaluated the investment for impairment during the third quarter of 2008 and November 30, 2007 and believes no impairment of the investment exists. During fiscal 2006, the Company ceased recording equity in losses in Saneron once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of August 31, 2008 and November 30, 2007, the net Saneron investment, comprised of goodwill, is reflected on the consolidated balance sheets at $684,000.

For the three and nine months ended August 31, 2008, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $71,427 and $144,306 respectively. For the three and nine months ended August 31, 2007, the Company recorded equity in losses of Saneron only related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees of $125,684 and $173,965, respectively. The Company will continue to record equity in losses of affiliates related to stock compensation expense as an offset to additional paid-in capital and not the investment balance.

As of August 31, 2008 and November 30, 2007, the Company has classified the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock. During 2007, Saneron sold 10,000 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid in capital of approximately $32,000.

Note 5 - Stock Options

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

During the third quarter of 2008, the Company reassessed the volatility calculation utilized in the computation of stock compensation expense under SFAS 123R. The Company determined that the volatility percentage that had been historically used in the SFAS 123R calculation had been higher than the actual volatility percentage. The effect of the change in the volatility variable resulted in a cumulative decrease in stock compensation expense of approximately $94,000, which is not material to the prior period or projected operating results and earnings trends for the year ending November 30, 2008.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	88%	92%	88%	93%
Risk free interest rate	3.18-3.50%	4.28-5.13%	2.47-3.50%	4.28-5.13%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the nine months ended August 31, 2008, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 1, 2007	1,591,429	$2.13	2.02	$430,825
Granted	137,500	0.81
Exercised	(507,500)	0.54
Terminated	(195,088)	1.61

Outstanding at August 31, 2008	1,026,341	$2.84	3.39	$25

Exercisable at August 31, 2008	792,979	$3.19	2.64	$0

The weighted average grant date fair value of options granted during the nine months ended August 31, 2008 and August 31, 2007 was $0.57 and $1.92, respectively. The total intrinsic value of options exercised during the nine months ended August 31, 2008 was $65,975. The total intrinsic value of options exercised during the nine months ended August 31, 2007 was $72,450.

The weighted average grant date fair value of options granted during the three months ended August 31, 2008 and August 31, 2007 was $0.51 and $1.18, respectively. The total intrinsic value of options exercised during the three months ended August 31, 2008 was $65,975. The total intrinsic value of options exercised during the three months ended August 31, 2007 was $0.

Significant option groups exercisable at August 31, 2008 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.54 to $0.99	8,774	$0.80	6.46
$1.00 to $ 2.00	32,667	$1.43	5.94
$2.01 to $ 3.00	93,840	$2.34	4.15
$3.01 to $ 4.00	466,240	$3.20	2.87
$4.01 to $ 5.00	191,488	$4.02	1.43
	792,979	$2.84	3.39

A summary of the status of the Company’s non-vested shares as of August 31, 2008, and changes during the nine months ended August 31, 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 1, 2007	264,316	$2.12
Granted	137,500	0.57
Vested	(115,807)	2.15
Forfeited	(52,647)	1.59

Non-vested at August 31, 2008	233,362	$1.31

As of August 31, 2008 there was approximately $154,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years as of August 31, 2008. The total fair value of shares vested during the nine months ended August 31, 2008 was approximately $249,000.

Note 6 - Marketable Securities and Other Investments

The Company accounts for marketable securities and other investments at cost, fair value or considers fair value in their measurement under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), SFAS 157 and SFAS 159.

Marketable securities were $1,136,880 and $1,046,010 at August 31, 2008 and November 30, 2007, respectively. Included within marketable securities on the accompanying consolidated balance sheets as of August 31, 2008 are approximately $1,125,000 of variable rate demand notes which are being held to maturity. As of November 30, 2007, marketable securities include bond investments of approximately $1,003,000 which was held to maturity.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments determined based upon quoted market prices as of August 31, 2008 and

November 30, 2007 was approximately $12,000 and $43,000, respectively and the unrealized holding loss recorded as a component of stockholders deficit on other investments was approximately $0 and $23,000 as of August 31, 2008 and November 30, 2007, respectively. The cost basis of the other investments was written down to fair value and approximately $22,000 and $55,000 was charged to impairment during the three and nine months ended August 31, 2008, respectively, as it was determined that the decline in fair market value was other-than-temporary.

Note 7 - License Agreements

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for processing and storage. The Company will collect the processing and storage fees from the specimens. The initial non-refundable up-front storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“Lifecell”) to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by Lifecell in installments. The first installment of $100,000, net of taxes, was partially paid during the second quarter of 2008. The final payment of $150,000, net of taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to Lifecell. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by Lifecell up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once Lifecell has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a core business of collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. The Company currently charges fees of $1,595 to new clients for the collection kit, processing and testing and return medical courier service, with discounts available in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the nine months ended August 31, 2008, the Company’s revenues decreased less than 1% compared to the level in fiscal 2007. The Company incurred a net loss of approximately ($792,000) or ($.07) per basic common share for the first nine months of fiscal 2008, compared to a net loss of approximately ($3,338,000) or ($.29) per basic common share for fiscal 2007. The decrease in the net loss in the first nine months of fiscal 2008 is in part the result of a 2% decrease in cost of sales due to a decline in the number of specimens processed and a 22% decrease in marketing, general and administrative expenses, due mainly to the decrease in professional fees and consumer advertising. In addition, research and development expenses were approximately $162,000 for the nine months ended 2008, a decrease of approximately 66% in comparison to the same period in 2007. Research and development expenses in 2007 included expenses related to new products and services relating to placental stem cells planned at that time.

At August 31, 2008, the Company had cash and cash equivalents of $3,304,465 and marketable securities and other investments of $1,136,880. The Company’s cash remained relatively the same, slightly decreasing by approximately $60,000 during the first nine months of fiscal 2008, as a result of approximately $177,000 of cash flow provided by operations which was offset by approximately $239,000 from the purchase of property and equipment and marketable securities and proceeds from the exercise of stock options. As of October 14, 2008, the Company maintains no indebtedness.

Results of Operations - Nine Month Period Ended August 31, 2008

Revenues. Revenues for the nine months ended August 31, 2008 were $13,149,145 as compared to $13,173,166 for the same period in 2007, representing a less than 1% decrease. The decrease is primarily attributable to a decrease in specimens processed of 12%, partially offset by a 16% increase in recurring annual storage fee revenue and a decrease in sales discounts of 21% for the nine months ended August 31, 2008 compared to the 2007 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the nine months ended August 31, 2008 was $4,690,280 as compared to $4,787,618 for the same period in 2007, representing a 2% decrease. Cost of sales was 36% of revenues for the nine months ended August 31, 2008 and 36% for the nine months ended August 31, 2007. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $212,000 for the nine months ended August 31, 2008 compared to approximately $157,000 for the 2007 period. The decrease in Cost of Sales is primarily attributable to the decrease in specimens processed during the nine months ended August 31, 2008 compared to the 2007 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the first nine months of fiscal 2008 were $8,414,330 as compared to $10,835,492 for the 2007 period representing a 22% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease was principally attributable to a 56% decrease in professional fees compared to the 2007 period, which included $580,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. The decrease also resulted from a 43% decrease in public relation activities and a 17% decrease in consumer advertising.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2008 were $161,601 as compared to $480,742 for the nine months ended August 31, 2007. The expenses for the nine months ended August 31, 2008 are primarily comprised of expenses related to the commercialization of the Company’s new stem cell technology, C’elle. The expenses for the 2007 period were comprised of development expenses for the Company’s proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it decided to indefinitely postpone plans to launch the fetal placental stem cell service, primary due to technological commercialization considerations.

Impairment of Marketable Securities. For the nine months ended August 31, 2008, the Company recorded an impairment of marketable securities of $55,066. During the period ended August 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Depreciation and Amortization. Depreciation and Amortization for the nine months ended August 31, 2008 was $299,159 as compared to $401,379 for the 2007 period due to more assets being fully depreciated in 2008.

Interest Expense. Interest expense for the first nine months of fiscal 2008 was $988,581 as compared to $847,402 for the 2007 period. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (‘RSAs’) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $24,184 and $28,458 for the 2008 period and 2007 period, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the first nine months of fiscal 2008 was $757,635 compared to $778,519 for the 2007 period. On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell to establish and market its C’elleSM menstrual stem cell preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by Lifecell in installments. The first installment of $100,000, net of taxes, was partially paid during the second quarter of 2008 and has been recognized as licensee income. The final payment of $150,000, net of taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company transferred its technology, know-how and quality systems to Lifecell. On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida. The initial up-front storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008. The agreement was amended on August 29, 2008. The amendment to the agreement acknowledges that the first installment payment is non-refundable and the Company recognized the $100,000 payment in the third quarter of fiscal 2008, which is included in licensee income. The remaining $657,635 is royalty income earned on subsequent processing and storage of cord blood stem cell specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. Licensee income for the nine months ended August 31, 2007 consisted of $254,880 received as installment payments from the non-recurring sale of the India license agreement and $523,639 of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $144,306 for the nine months ended August 31, 2008, compared to $173,964 for the 2007 period. Equity in losses of affiliate for the nine months ended August 31, 2008 and August 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the nine months ended August 31, 2008 and for the same period in 2007. The Company did not record income tax expense during the first nine months of 2008 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. Management believes it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Results of Operations – Three Month Period Ended August 31, 2008

Revenues. Revenues for the three months ended August 31, 2008 were $4,458,024 as compared to $4,550,128 for the same period in 2007, representing 2% decrease. The decrease is primarily attributable to a decrease in specimens processed of 15% partially offset by an 15% increase in recurring annual storage fee revenue and a decrease in sales discounts of 28% for the three months ended August 31, 2008 compared to the 2007 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended August 31, 2008 was $1,624,431 as compared to $1,668,211 for the same period in 2007, representing a 3% decrease. Cost of sales was 36% of revenues for the three months ended August 31, 2008 and 37% for the three months ended August 31, 2007. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $70,000 for the three months ended August 31, 2008 compared to approximately $50,000 for the 2007 period. The decrease in Cost of Sales is primarily attributable to the decrease in specimens processed during the three months ended August 31, 2008 compared to the 2007 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended August 31, 2008 were $2,730,268 as compared to $3,595,890 for the 2007 period representing a 24% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease was principally attributable to a 79% decrease in legal fees from the 2007 period, which included $423,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group. The decrease also reflected a change in marketing strategy that resulted in a decrease in expenses.

Impairment of Marketable Securities. During the three months ended August 31, 2008, the Company recognized $22,126 in charges related to impairment of marketable securities. During the period ended August 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value.

Depreciation and Amortization. Depreciation and amortization for the three months ended August 31, 2008 was $97,869 as compared to $134,739 for the 2007 period due to more assets being fully depreciated in 2008.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2008 were $67,819 as compared to $163,402 for the three months ended August 31, 2007. The expenses for the three months ended August 31, 2008 are primarily comprised of expenses related to the commercialization of the Company’s new stem cell technology, C’elle. The expenses for the 2007 period were comprised of development expenses for the Company’s proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it decided to indefinitely postpone plans to launch the fetal placental stem cell service, primary due to technological commercialization considerations.

Interest Expense. Interest expense for the three months ended August 31, 2008 was $348,829 as compared to $304,020 for the 2007 period. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (‘RSAs’) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs covering the following states: New York, Texas, Florida and Illinois (including contiguous states). Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $7,193 and $9,713 for the 2008 period and 2007 period, respectively. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the three months ended August 31, 2008 was $293,007 compared to $226,300 for the 2007 period. On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida. The initial up-front storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008. The agreement was amended on August 29, 2008. The amendment to the agreement acknowledges that the first installment payment is non-refundable and the Company recognized the $100,000 payment as licensee income for the three months ended August 31, 2008. The remaining licensee income for the three months ended August 31, 2007 consisted of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $71,427 for the three months ended August 31, 2008, compared to $125,684 for the 2007 period. Equity in losses of affiliate for the three months ended August 31, 2008 and August 31, 2007, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the three months ended August 31, 2008 and for the same period in 2007. The Company did not record income tax expense during the second quarter of 2008 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. Management believes that it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Liquidity and Capital Resources

Through August 31, 2008, the Company’s sources of cash have been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fees and ongoing storage fees.

At August 31, 2008, the Company had cash and cash equivalents of $3,304,465 as compared to $3,364,711 at November 30, 2007. The decrease in cash and cash equivalents during the nine months ended August 31, 2008 was primarily attributable to the following:

Cash provided by operating activities for the nine months ended August 31, 2008 amounted to $177,203, which was primarily attributable to the Company’s receipt of approximately $189,000 from the sale of sub license agreements to international affiliates during the first nine months of 2008.

Cash used in investing activities for the nine months ended August 31, 2008 amounted to $238,800 which was primarily attributable to the purchase of property and equipment and marketable securities.

Cash provided from financing activities for the nine months ended August 31, 2008 amounted to $1,350 as a result of an exercise of stock options.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making capital expenditures of approximately $500,000 during the next twelve months.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB 101) as amended by SEC Staff Accounting Bulletin No. 104, (SAB 104), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF Issue No. 00-21) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period.

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

Income Taxes

Under the asset and liability method of SFAS 109 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of August 31, 2008 and November 30, 2007, has been provided as the Company believes it is “more likely than not” that the future income tax benefits will not be realized. The Company did not record an income tax benefit during the three and nine months ended August 31, 2008, as the benefit was offset by an increase in the valuation allowance.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and August 31, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has four active licensing agreements, one covering Mexico, Central America, Ecuador and Venezuela, and two covering India.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador and Venezuela. These fees are included in revenue on the consolidated statements of operations and comprehensive loss. As part of the accounting for royalty revenue, the Company uses estimates and judgments in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

Sales Distributor Agreements

The Company has entered into sales distributor agreements with certain partners in various international markets in an attempt to capitalize on the Company’s C’elle technology. The partners will be authorized, exclusive, independent distributors responsible for promoting, marketing and selling the C’elle service in the designated territory. The partners will receive a sales commission on the net selling price for the processing and first year of storage of the C’elle specimen. The Company has formalized agreements with distribution partners in the United Kingdom, Ireland, Italy, Greece, Venezuela and Panama.

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

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method and reviews its investment for possible impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of August 31, 2008 and November 30, 2007.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of August 31, 2008 and November 30, 2007, the Company recorded reserves under these programs in the amounts of $97,395 and $72,633, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	domestic and international market acceptance of the Company’s new C’elle service will require publication of additional scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location.

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

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended February 29, 2008. There were no other changes in the Company’s internal control over financial reporting during the quarters ended August 31, 2008 and May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company held the Annual Meeting of Stockholders on July 15, 2008. The stockholders voted on the following:

Election of seven directors.

The following results were certified by the Inspector of Elections on July 15, 2008:

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominees Elected	For	Withheld
Mercedes Walton	6,773,300	2,887,110
Gaby W. Goubran	6,912,202	2,748,208
John Mathews	7,764,380	1,896,030
Anthony P. Finch	6,934,681	2,725,729
Andrew J. Filipowski	6,925,920	2,734,490
Ki Yong Choi	7,766,959	1,893,451
Scott Christian	6,919,611	2,740,799

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Amendment dated July 18, 2008 to Employment Agreement dated November 1, 2005 between the Company and Jill Taymans.

10.2	Amendment dated July 18, 2008 to Employment Agreement dated August 15, 2005 between the Company and Mercedes Walton.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: October 15, 2008