Form 10-K
period 2008-11-30
CRYO CELL INTERNATIONAL INC
filed 2009-03-02
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2008

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

Registrant’s telephone number: (813) 749-2100

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $7,103,440.

As of January 31, 2009, the Registrant had 11,750,543 shares of Common Stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 1.	BUSINESS.

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company, in combination with its global affiliates currently stores over 175,000 cord blood specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their family. The Company is one of the world’s largest and most established private family cord blood stem cell banks in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations, including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage units at the Company’s technologically and operationally advanced facility in Oldsmar, Florida.

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

Stem cells are found in umbilical cord/placental blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 10,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

The Company’s corporate headquarters are located in a nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (FDA) 21 CFR Part 1271, effective in May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s laboratory processing facility contains a class 10,000 clean room and class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker,” with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. The Company believes that it was the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility. The Company’s facility, which also currently houses the Company’s clinical services, marketing and administrative operations, is designed and appointed to accommodate a broad range of events such as client tours and open houses, as well as educational workshops for clinicians and expectant parents.

The Company, in combination with its global affiliates, currently stores over 175,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their family. The Company believes it is the world’s largest family cord blood stem cell bank in terms of the number of worldwide specimens preserved by the Company and its affiliates.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The most established private family cord blood bank, with an established client base (including licensees) exceeding 175,000 worldwide,

•	Our status as the only cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	demonstrated success in the transplant of processed specimens,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week clinical support staff to assist clients and medical caregivers,

•	high-value pricing,

•	the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college,

•	our Client for Life™ Program, announced in December 2005, that enables clients to lock-in today’s U-Cord® Service prices for the family’s future newborns,

•

a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions,

•

a $10,000 Cryo-Cell Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s Cryo-Cell processed and stored cord blood specimen is utilized for bone marrow transplant, and

•	the availability of our C’elle services bundled with the U-Cord services, which gives expectant mothers the ability to store their own stem cells on a combined and value priced basis.

C’elleSM Menstrual Stem Cell Technology

In November 2007, the Company announced its discovery of novel stem cell technology and its launch of the world’s first-ever commercial service allowing women to store their own menstrual stem cells. The new service, called C’elle (pronounced “C-L”), enables women to collect menstrual flow containing stem cells, which can be cryogenically preserved in a manner similar to stem cells from umbilical cord blood and may one day serve as a potential source for promising regenerative therapies to treat heart disease, diabetes, neurological disorders like spinal cord injury, Parkinson’s and Alzheimer’s diseases, in addition to cosmeceutical applications such as anti-aging therapies, to name a few. However, realistically, it may take several years for these menstrual stem cells to be developed into potential widely-available commercial therapies. The C’elle service is based on Cryo-Cell’s intellectual property portfolio, for which patent applications are pending, related to the procurement, processing, isolation, cryo-preservation and composition of matter of these unique menstrual stem cells. The exclusive and proprietary C’elle service is being offered following the Company’s discovery of new scientific evidence that menstrual flow, which results from the shedding of the uterine lining (endometrium) during menstruation, contains millions of stem cells that have demonstrated many properties and characteristics similar to those of both bone marrow and embryonic stem cells.

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

Further C’elle menstrual stem cells have demonstrated the capability in preliminary research to differentiate into many more types of cells and may potentially be pluripotent. Preliminary studies have shown that these stem cells can expand their numbers in cell culture and differentiate into other cell types, such as nervous system, heart, bone, fat and cartilage cells. C’elle menstrual stem cells are adult stem cells but with many properties associated with both embryonic stem cells and mesenchymal stem cells (a highly potent adult stem cell in therapeutic use today derived from connective tissue). In recent years researchers have successfully isolated stem cells from fat cells, semen, unfertilized egg cells, and other sources, but the Company believes the C’elle menstrual stem cells represent the first identified adult stem cell that shows a very attractive set of features – the ability to differentiate into many types of cells, the lack of a need for invasive collection techniques, and the availability of a considerably renewable source of cells. Based on the preliminary studies, C’elle menstrual stem cells may have the potential to be used to treat a broad range of diseases and conditions, including diabetes, osteoporosis, heart disease and neural disorders such as stroke, Alzheimer’s and Parkinson’s disease, as well as for cosmeceutical therapies such as anti-aging treatments.

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

Medical and Scientific Advisory Board

The Company has an eight member Medical and Scientific Advisory Board (MSAB), with Stephen Noga, M.D., Ph.D. serving as its Chairman. Dr. Noga is currently the Director of Medical Oncology & Hematology at the Alvin & Lois Lapidus Cancer Institute and the Director of the Cellular Therapeutics Program, both at Sinai Hospital of Baltimore. He is an Associate Professor of Oncology and Pathology at The Johns Hopkins University School of Medicine. In addition to his expertise in cellular therapies, Dr. Noga is a noted speaker, has served on many editorial boards and has organized many conferences, advisory committees and review groups.

Dr. Noga is joined by seven other highly qualified MSAB members, each having expertise in the areas of transplant medicine, infectious disease, laboratory/transfusion medicine and/or obstetrics/gynecology.

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

Despite the potential benefits of U-Cord® stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the U-Cord® blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. We intend to maximize our growth potential through our superior quality, value-driven competitive leadership position, product differentiation, a fast-growing embedded client base, increased public awareness and accelerated market penetration.

U-Cord Service

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2008 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

Starting in 2007, the Company has increased its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities were launched that included advertisements in several clinical journals and telemarketing activities. In addition, the Company has exhibited at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

To increase awareness among expectant parent audiences, the Company continues to promote its service in several national targeted prenatal magazines including American Baby and Fit Pregnancy, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and the Company has increased its internet marketing campaigns.

The Company’s clinical support team of specially trained R.N.s and L.P.Ns. are available by telephone 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

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

C’elle Service

The C’elle marketing strategy includes plans to leverage the new service with the Company’s existing cord blood clientele and to prospective new cord blood clients through a bundled offer (“Protect Baby, Protect Mom”); in addition to direct-to-consumer advertising and distributor networks. The comprehensive website for C’elle, www.celle.com, includes an e-commerce platform that enables clients to purchase annual plans or the 21-year pre-paid storage plan, which is only available with the bundled offer. The Company believes that many women in the target market may opt to participate in the C’elle service more than one-time because of family history of disease; perimenopause; or other conditions, such as a prospective hysterectomy.

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

The Company has executed numerous collaborative research agreements with stem cell researchers who are studying C’elle menstrual stem cells in various pre-clinical models including diabetes; breast cancer; heart disease, vascular regeneration and stroke.

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

The competitors mentioned above, and others, may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, the Company believes that the competitors mentioned above, along with others, charge significantly more for comparable quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2000 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system (QMS). This achievement positions Cryo-Cell as the only cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation. The Company believes it offers the most superior value of highest quality cryopreservation processing and storage in the industry.

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

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service supported by a 24/7 professional nurse staff; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage. The Company believes the availability of our C’elle services bundled with the U-Cord services will ultimately provide a competitive advantage over competitors that offer only the storage of umbilical cord blood.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. The Company voluntarily registered with the FDA in January 2003 and has successfully updated that registration for 2008, thus meeting this compliance requirement.

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

Federal and state laws govern the Company’s ability to obtain and, in some cases, to use and disclose data that we may need to conduct certain activities. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. The Company is not subject to HIPPA because the Company does not engage in certain electronic transactions related to the reimbursement of healthcare and because blood and tissue procurement and banking activities are exempt. However, the healthcare providers that collect umbilical cord blood for the Company’s customers are subject to HIPAA. The identifiable information shared is only what is permitted by HIPAA. The Department of Health and Human Services in 2005 issued health privacy regulations applicable to most health care organizations, including the Company, and the Company may incur material expenses associated with compliance efforts. In addition, compliance may require management to spend substantial time and effort on compliance measures. If the Company fails to comply with the new regulations, it could suffer civil penalties up to $100 per violation with a maximum penalty of $25,000 per each requirement violated per calendar year and criminal penalties with fines up to $250,000 per violation.

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

Saneron CCEL Therapeutics, Inc. The Company owned an approximate 36% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2008 and 2007. Saneron has exclusively licensed from both the University of South Florida (“USF”) and the University of Minnesota (“UMN”) various patents and patent applications for the therapeutic use of umbilical cord blood stem cells and Sertoli cells.

To date, Saneron has received ten SBIR/STTR grants, has been the industry sponsor on eight Florida High Tech Corridor grants, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL™ as a treatment for Alzheimer’s. During 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL™ have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently finishing the preclinical studies needed for the completion of an IND application for the use of the U-CORD-CELL™ as a potential therapy for ALS.

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

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various third parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company an up-front fee for the rights to these future payments. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. Payments by the Company to the parties that have entered in to the RSAs totaled $1,145,338 in fiscal 2008 and $1,069,639 in fiscal 2007. Such payments are recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

New York. In 1999, the Company entered into a modified revenue sharing agreement with Bio-Stor International, Inc. (”Bio-Stor”) for the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the State of New York for up to 33,000 shared storage spaces.

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

Texas. In 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership (“Red Rock”), entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to year end, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

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

Mexico. In June 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001 and February 2007, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. Under the revised agreement effective January 1, 2007, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company also receives royalties on storage revenues at a level of 10%. Prior to the amendment, the Company was entitled to receive ongoing royalties of 15% of adjusted cord blood processing fees and 25% of storage revenues generated by Cryo-Cell de Mexico’s laboratory operations. The total royalty payments per the revised agreement are capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $544,000 and $567,000 for the years ended November 30, 2008 and 2007, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico. Processing revenues from specimens originating in these territories totaled $628,270 and $511,940 for the years ended November 30, 2008 and 2007 and is reflected in revenues in the accompanying consolidated statements of operations and comprehensive loss.

India/Malaysia/Singapore. On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”), as amended on January 22, 2007, to establish and market its U-Cord® program in India. The up-front license fee of $750,000 was payable by ACCPL in installments, with $275,000, net of taxes, paid in 2004, a second payment of $175,000, net of taxes, paid in 2006, and the final $300,000, net of taxes, was paid in 2007 as described below. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL in 2004. During fiscal 2007, two payments totaling approximately $255,000 net of tax were received in February and May, respectively by the Company. This income is included in licensee income in the consolidated statement of operations and comprehensive loss. The Company also receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India. The Company also receives royalties on storage revenues of 10%. Prior to September 1, 2006, the royalty rate for cord blood collection, processing and testing was 8.5-10% and the royalty rate on storage revenues was 10-15%, based on volume, prior to the amendment. All revenues generated prior to the effective date are subject to the original agreement. The total royalty payments per the agreement are capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $164,000 and $129,000 for the years ended November 30, 2008 and, 2007, respectively and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by ACCPL in installments. The first installment of $89,398, net of taxes, was paid during fiscal 2008. The final payment of $150,000, before taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

Venezuela. On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008. The agreement was amended on August 29, 2008. The amendment to the agreement acknowledges that the first installment payment is non-refundable.

Employees

At November 30, 2008, there are 44 full-time and 1 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good.

ITEM 1A.	RISK FACTORS.

Not applicable, as the Company is a smaller reporting company. For a description of risk factors relating to the Company’s business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

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

On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at same location, beginning on August 1, 2006 and ending with the termination of the lease in 2015. The Company’s rent for the additional space is $11,032 per month through July 31, 2009, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the additional space.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is or has been involved in the following legal proceedings:

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against the Company and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that Cryo-Cell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of the Company is final and non-appealable. PharmaStem had also filed a second complaint against the Company and other defendants in July 2004 in the United States District Court for the Middle District of Florida, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The Delaware court granted Cryo-Cell’s motion in October 2005 to stay the proceedings in the second case pending the outcome of the first case and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in the second case by the U.S. PTO, we will seek a dismissal of all claims for relief set forth by PharmaStem in the second case.

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief, Mr. Portnoy sought a declaration that the dissident slate was entitled to be installed as members of the Company’s board of directors. Mr. Portnoy also sought reimbursement by the Company of his costs in connection with the 2007 Annual Meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. The order did not require the Company to reimburse any of Mr. Portnoy’s costs in connection with the 2007 Annual Meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, as required by the order, at which management’s slate of directors was elected by the Corporation’s stockholders.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the Over-The-Counter Bulletin Board under the symbol “CCEL”. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company’s common stock as reported by the Dow Jones Retrieval Service. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	Low Closing Bid	High Closing Bid
2008
February 29, 2008	0.67	1.22
May 31, 2008	0.65	0.93
August 31, 2008	0.62	0.85
November 30, 2008	0.40	0.80

2007
February 28, 2007	2.20	2.28
May 31, 2007	2.14	2.18
August 31, 2007	1.44	1.48
November 30, 2007	1.27	1.35

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2008, the Company had 292 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

Equity Compensation Plan Information as of November 30, 2008

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International 2000 Stock Incentive Plan	1,002,683	$2.88	0	(1)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	—	—	1,000,000
Total	1,002,683	$2.88	1,000,000

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2008, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K.

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

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells other than umbilical cord blood stem cells. In 2005, the Company entered into an agreement with Plureon Corporation under which the Company would provide collection and preservation of Plureon’s proprietary placental fetal stem cells. During 2006 and the first part of 2007, the Company’s research and development activities were focused on launching a commercial service relating to the Plureon stem cells. In April 2007, the Company announced that the commercial launch of this service would be postponed indefinitely due to technological commercialization considerations. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also in 2006, the Company discovered technology related to menstrual stem cells. In November 2007, the Company announced the launch of its C’elleTM service related to this technology, and the Company continues to focus its current research and development activities principally on the C’elle service and related new menstrual stem cell technologies.

During the year ended November 30, 2008, the Company’s revenues decreased 1% compared to the level in fiscal 2007. The Company reported a net loss of approximately ($760,000), or ($.06) per basic common share for fiscal 2008 compared to a net loss of approximately ($5,005,000) or ($.43) per basic common share for fiscal 2007. The decrease in the net loss in the fiscal 2008 principally resulted from a 25% decrease in marketing, general and administrative expenses, due mainly to the decrease in professional fees, public relations activities and consumer advertising, as well as, a 7% decrease in cost of sales due to a decline the number of specimens processed. In addition, research and development expenses were approximately $194,000 for fiscal 2008, a decrease of approximately 64% in comparison to fiscal 2007. Research and development expenses in 2007 included expenses related to new products and services relating to placental stem cells planned at that time.

At November 30, 2008, the Company had cash and cash equivalents of $3,566,366. The Company’s cash increased by approximately $202,000 during fiscal 2008, as a result of an increase in cash flow from operations. As of February 28, 2009, the Company maintains no indebtedness.

Results of Operations

Revenues. For the fiscal year ended November 30, 2008, the Company had revenues of $17,278,058 compared to $17,460,196 for the fiscal year ended November 30, 2007 representing a 1% decrease. The decrease is primarily attributable to a decrease in specimens processed of 8%, partially offset by a 13% increase in recurring annual storage fee revenue and a decrease in sales discounts of 15% for the year ended November 30, 2008 compared to the 2007 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. For the fiscal year ended November 30, 2008, cost of sales was $6,113,514, as compared to $6,592,145 for the fiscal year ended November 30, 2007 representing a 7% decrease. Costs of sales were 35% of revenues in fiscal 2008 compared to 38% in fiscal 2007. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $282,000 for the year ended November 30, 2008 compared to approximately $209,000 for the 2007 period. The decrease in cost of sales is primarily attributable to the decrease in specimens processed during the year ended November 30, 2008 compared to the 2007 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2008 were $10,827,326 as compared to $14,462,914 for the fiscal year ended November 30, 2007 representing a 25% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease was principally attributable to a 61% decrease in professional fees, a 50% decrease in expenses from public relation activities and a 22% decrease in expenses from consumer advertising. The higher expenses in fiscal year 2007 were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company reduced these expenses in fiscal 2008. Further, professional fees were higher in 2007 due to approximately $874,000 in professional fees associated with a proxy contest initiated by a dissident shareholder group.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2008, were $194,462 as compared to $545,489 in 2007. The expenses for the year ended November 30, 2008 are primarily comprised of expenses related to the commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007. The expenses for the 2007 period were comprised of development expenses for the Company’s proprietary technology developed by the Company for the collection, processing and cryogenic preservation of Plureon® fetal placental stem cells. In April 2007, the Company announced that it decided to indefinitely postpone plans to launch the fetal placental stem cell service, primary due to technological commercialization considerations.

Impairment of Assets. For the fiscal year ended November 30, 2008, the Company recorded an impairment of assets of $60,736. During the fiscal year ended November 30, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than temporary, resulting in these investments being written down to fair value. There was no impairment in fiscal year 2007.

Depreciation and Amortization. Depreciation and Amortization for the year ended November 30, 2008 was $408,766 compared to $532,311 for the 2007 period. The decrease was caused by a significant portion of the Company’s property and equipment fully depreciating during fiscal 2007 and 2008.

Interest Expense. Interest expense during the fiscal year ended November 30, 2008, was $1,321,771 compared to $1,390,264 in 2007. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $30,251 and $36,103 for the years ended November 30, 2008 and 2007, respectively.

Licensee Income. Licensee income for the fiscal year ended November 30, 2008, was $897,618 as compared to $950,881 in 2007. The 2008 income principally consisted of $708,220 in royalty income earned in 2008 on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements, and from the sale of sub-license agreements by licensees. The remaining 2008 licensee income related to installment payments from entering into license agreements. On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM menstrual stem cell preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by ACCPL in installments. The first installment of $89,398, net of taxes, was paid during fiscal 2008 and has been recognized as licensee income. The final payment of $150,000, before taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL.

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida. The initial up-front storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008. The agreement was amended on August 29, 2008 to acknowledge that the first installment payment is non-refundable and the Company recognized the $100,000 payment for the fiscal year ended November 30, 2008, which is included in licensee income.

Licensee income for the fiscal year ended November 30, 2007, consisted of $254,880, received as an installment payment from the non-recurring sale of the India license agreement and $696,001, of royalty income earned on the subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliates. Equity in losses of affiliates was $164,337 for the fiscal year ended November 30, 2008 compared to $221,797 in 2007. Equity in losses of affiliates for the years ended November 30, 2008 and November 30, 2007 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2008 and November 30, 2007, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the fiscal years ended November 30, 2008 and 2007, as the benefit was offset by an increase in the valuation allowance.

Liquidity and Capital Resources

Through November 30, 2008, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2008, the Company had cash and cash equivalents of $3,566,366 as compared to $3,364,711 in 2007. The Company also has certain investments in marketable securities, which totaled $1,131,404 as of November 30, 2008. The slight increase in cash and cash equivalents in 2008 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2008 was $614,163, which was primarily attributable to the Company’s operating activities including receipt of approximately $189,000 from the sale of licensee agreements to international affiliates during fiscal 2008.

Net cash used in operating activities in fiscal 2007 was $3,404,396, which was primarily attributable to the implementation of interest-free financing plans that extended payments for services for a maximum period of 15 months and the payments of certain accrued purchases relating to laboratory equipment and outstanding invoices related to the return medical courier service. The Company discontinued offering the financing plans during the second quarter of 2007. In addition, the net loss for the year ended November 30, 2007 contributed to the use of cash.

Net cash used in investing activities in fiscal 2008 was $413,858, which was attributable to the sale of marketable securities offset by the purchase of property and equipment and the costs associated with the application and development of patents. The Company anticipates making capital expenditures of approximately $250,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash flows from operations.

Net cash used in investing activities in fiscal 2007 was $670,683, which was primarily attributable to the purchase of property and equipment.

Net cash provided by financing activities in fiscal 2008 was $1,350 as a result of an exercise of stock options.

Net cash provided by financing activities in fiscal 2007 was $25,650 which is attributable to the exercise of stock options.

The Company does not have a line of credit or other type of financing instrument.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the C’elle service, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

Critical Accounting Policies and Estimates

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB 101) as amended by SEC Staff Accounting Bulletin No. 104, (SAB 104), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Delverables (EITF Issue No. 00-21) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of November 30, 2008 and November 30, 2007 the current portion of deferred revenue is approximately $4,600,000 and $4,100,000, respectively, and the long-term portion of deferred revenue is approximately $7,100,000 and $6,700,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates and do not require collateral. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Also included in accounts receivable are amounts due from interest-free financing plans that extended payments for services for a maximum period of 15 months. During 2007, the Company discontinued offering these financing plans. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2008 and November 30, 2007, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax benefit during the fiscal year ended November 30, 2008 and November 30, 2007, as the benefit was offset by an increase in the valuation allowance.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and November 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews its investment for impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2008 and November 30, 2007. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Patents

The Company incurs certain legal and related costs in connection with patent applications. If a future economic benefit is anticipated from the resulting patent or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets.

Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized patent costs, net of accumulated amortization, as of November 30, 2008 and November 30, 2007 are $243,863 and $84,738, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has four active licensing agreements, one covering Mexico, Central America, and Ecuador, one covering Venezuela, and two covering India.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador and Venezuela. These fees are included in revenue on the consolidated statements of operations and comprehensive loss. As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, bonds and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for significant loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value. The Company recorded an impairment charge of approximately $61,000 on one of its available for sale securities during the fiscal year ended November 30, 2008 as its decline in fair market value was determined to be other-than-temporary.

The underlying investments of the marketable securities primarily consist of variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of November 30, 2008 and November 30, 2007 the Company recorded reserves under these programs in the amounts of $104,786 and $72,633, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 Revised, Business Combinations (“SFAS 141 R”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer, recognizes and ensures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination.

SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R on December 1, 2009.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS 160 may have on its consolidated financial statements upon adoption on December 1, 2009.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently assessing the impact that SFAS 162 may have on its consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (“EITF 08-06”), to clarify the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective in fiscal periods beginning on or after December 15, 2008. The Company is currently assessing the impact that EITF 08-06 may have on its consolidated financial statements upon adoption on December 1, 2009.

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

We anticipate that service fees from the processing and storage of umbilical cord blood stem cells will comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners, and the time and expense required to educate and build awareness of our services and its potential benefits could significantly delay market acceptance and our ultimate profitability. Further sales of our services will also require that we satisfactorily address the needs of obstetricians and family medicine practitioners in order to address potential resistance to recommendations for our services and ultimately reach our potential consumers.

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

The Company is protecting intellectual property relating to various medical therapies and applications relating to its proprietary C’elle menstrual stem cells. Successful development of products and other applications will depend on many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. The Company will also be reliant on the efforts of joint venture partners, researchers and others for such development. There is no assurance that such therapies and products can be successfully developed.

Any new services relating to new types of stem cells have not yet been offered commercially, and there is no assurance that such services or other stem cell services will be launched or will gain market acceptance.

We have not yet commercially launched services relating to fetal placental stem cells, MPSCs or other new types of stem cells other than the C’elle service. Such commercial launches are subject to certain developments, including completion of clinical validation and testing. There can be no assurance that completion of these developments will be successful or that any new services will ever be commercially launched. The Company continues to work on other intellectual property, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. Such service offerings will be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, fetal placental stem cells, MSPCs and any other new stem cells that may be offered have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for new types of cells, this may adversely affect our future sales, if any, of these services.

Our stem cell storage business is susceptible to deteriorations in economic conditions and consumer confidence.

Our stem cell storage business is subject to the impact of deteriorating economic conditions, including rising unemployment, lower consumer confidence and restricted access to credit. Any of these conditions in the U.S. economy may adversely affect customers’ decisions to use our preservation and storage services or to continue making payments on existing storage contracts. These factors may adversely affect our revenues and cash flows in future periods. Deteriorating global economic conditions may affect our revenues from our foreign licensees and distributors and may make it more difficult to sign additional license and distribution agreements in foreign countries. If these factors adversely affect our revenues, this could have a material adverse effect on our results of operations and financial condition.

We operate in a regulated environment, and our failure to comply with applicable regulations, registrations and approvals could materially and adversely affect our business.

Historically, the FDA has not regulated banks that collect and store cord blood for private or family use. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA in January 2004. We voluntarily registered with the FDA in January 2003 and successfully updated that registration, thus meeting the compliance requirement. The FDA in 2005 adopted rules that regulate current Good Tissues Practices (cGTP). Future FDA regulations could adversely impact or limit our ability to market or perform our services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a portion of our income, and the continued success of our involvement in those arrangements involves unique risks.

Our licensing activities in Mexico/Central America, India and Venezuela accounted for $897,618 and $950,881 of licensee income for the years ended November 30, 2008 and 2007, respectively. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

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

Further, the Company renegotiated its international license agreements covering these countries, which significantly reduced the ongoing revenues from these countries and provided an overall cap on the revenues. There is no assurance that further renegotiation will not be necessary.

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

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against the Company and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that Cryo-Cell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of the Company is final and non-appealable. PharmaStem had also filed a second complaint against the Company and other defendants in July 2004 in the United States District Court for the Middle District of Florida, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The Delaware court granted Cryo-Cell’s motion in October 2005 to stay the proceedings in the second case pending the outcome of the first case and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in the second case by the U.S. PTO, we will seek a dismissal of all claims for relief set forth by PharmaStem in the second case.

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

In connection with our offering of the C’elle service and development of new therapies and products using the C’elle menstrual stem cells, there is no assurance that future developments in stem cell technology will not render these services, therapies and products obsolete. Such developments would adversely affect the future revenues we expect to derive from these services, therapies and products.

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

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 107,000 specimens in Oldsmar, Florida and approximately 33,000 split specimens at a secondary storage facility in Sedona, AZ. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Over the past two years, the price of our common stock has fluctuated from a high of $2.28 to a low of $0.40. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements are attached as part of this report.

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Loss For the Years Ended November 30, 2008 and 2007

Consolidated Statements of Cash Flows For the Years Ended November 30, 2008 and 2007

Consolidated Statements of Stockholders’ Deficit For the Years Ended November 30, 2008 and 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cryo-Cell, International, Inc.:

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Orlando, Florida

March 2, 2009

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2008	November 30, 2007
ASSETS

Current Assets
Cash and cash equivalents	$3,566,366	$3,364,711
Restricted cash	200,000	200,000
Marketable securities	1,125,000	1,002,810
Accounts receivable and advances (net of allowance for doubtful accounts of $766,524 and $625,349, respectively)	1,906,715	2,431,554
Deferred tax assets	21,000	18,000
Prepaid expenses and other current assets	521,041	570,112

Total current assets	7,340,122	7,587,187

Property and Equipment-net	2,570,597	3,115,581

Other Assets
Other Investments	6,404	43,200
Note receivable	89,411	80,088
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	282,122	123,653

Total other assets	1,061,937	930,941

Total assets	$10,972,656	$11,633,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$835,670	$1,891,601
Accrued expenses	1,226,045	1,331,170
Deferred revenue	4,609,291	4,064,035

Total current liabilities	6,671,006	7,286,806

Other Liabilities
Deferred revenue	7,126,257	6,696,841
Deferred tax liabilities	21,000	18,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	382,847	472,744

Total other liabilities	11,280,104	10,937,585

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,750,543 as of November 30, 2008 and 11,672,129 as of November 30, 2007 issued and outstanding)	117,505	116,721
Additional paid-in capital	24,682,328	24,410,628
Treasury stock, at cost	(807,020)	(807,020)
Accumulated other comprehensive loss	(94,055)	(118,619)
Accumulated deficit	(30,877,212)	(30,192,392)

Total stockholders’ deficit	(6,978,454)	(6,590,682)

Total liabilities and stockholders’ deficit	$10,972,656	$11,633,709

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	November 30, 2008	November 30, 2007
Revenue	$17,278,058	$17,460,196

Costs and Expenses:
Cost of sales	6,113,514	6,592,145
Marketing, general & administrative expenses	10,827,326	14,462,914
Research, development and related engineering	194,462	545,489
Other than temporary impairment of marketable securities	60,736	—
Depreciation and amortization	408,766	532,311

Total costs and expenses	17,604,804	22,132,859

Operating Loss	(326,746)	(4,672,663)

Other (Expense) Income:
Interest income	154,817	318,009
Interest expense	(1,321,771)	(1,390,264)
Other income	—	10,419
Licensee income	897,618	950,881

Total other (expense) income	(269,336)	(110,955)

Loss before equity in losses of affiliate and income tax expense	(596,082)	(4,783,618)

Equity in losses of affiliate	(164,337)	(221,797)

Loss before income tax expense	(760,419)	(5,005,415)
Income tax expense	—	—

Net Loss	$(760,419)	$(5,005,415)

Net loss per common share - basic	$(0.06)	$(0.43)

Weighted average common shares outstanding - basic	11,725,806	11,657,547

Net loss per common share - diluted	$(0.06)	$(0.43)

Weighted average common shares outstanding - diluted	11,725,806	11,657,547

Comprehensive loss:
Net loss:	$(760,419)	$(5,005,415)

Unrealized gain (loss) on marketable securities	24,564	(6,743)

Recognition of other than temporary loss on marketable securities	60,736	—

Recognition of unrealized gain on marketable securities	—	10,419

Comprehensive loss	$(675,119)	$(5,001,739)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	November 30, 2008	November 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(760,419)	$(5,005,415)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	678,151	741,770
Gain on sale of marketable securities	—	(10,419)
Compensatory element of stock options	197,184	266,176
Provision for doubtful accounts	279,315	307,430
Impairment of marketable securities	60,736	—
Equity in losses of affiliate	164,337	221,796
Changes in assets and liabilities:
Accounts receivable and advances	245,524	(1,525,414)
Note receivable	(9,323)	13,150
Prepaid expenses and other current assets	49,071	79,859
Deposits and other assets	656	(12,191)
Accounts payable	(1,055,931)	684,434
Accrued expenses	(119,913)	(375,029)
Deferred consulting obligation	(89,897)	(83,827)
Deferred revenue	974,672	1,293,284

Net cash provided by (used in) operating activities	614,163	(3,404,396)

Cash flows from investing activities:
Purchases of property and equipment	(133,167)	(668,690)
Purchase of marketable securities	(1,125,000)	(1,001,993)
Proceeds from sale of marketable securities	1,003,434	1,000,000
Investments in patents	(159,125)	—

Net cash used in investing activities	(413,858)	(670,683)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,350	25,650

Net cash provided by financing activities	1,350	25,650

Increase (decrease) in cash and cash equivalents	201,655	(4,049,429)

Cash and cash equivalents—beginning of year	3,364,711	7,414,140

Cash and cash equivalents—end of year	$3,566,366	$3,364,711

Supplemental disclosure of cash flow information:
Interest	$1,172,690	$1,105,812

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:

Unrealized gain (loss) on marketable securities	$24,564	$(6,743)

Sale of Cryo-Cell common stock held by Saneron; reduction of treasury stock	$—	$32,281

Reclassification between additional paid in capital and accumulated deficit related to stock compensation expense and losses in affiliates	$75,599	$—

Taxes payable upon net exercise of stock options	$14,788	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at November 30, 2006	11,624,629	$116,247	$23,929,761	$(839,301)	$(111,876)	$(25,186,977)	$(2,092,146)

Shares issued upon exercise of stock options	47,500	474	25,176				25,650
Net increase in value of marketable securities					(6,743)		(6,743)
Compensatory element of stock options			487,972				487,972
Sale of Cryo-Cell common stock held by Saneron			(32,281)	32,281			—
Net loss						(5,005,415)	(5,005,415)

Balance at November 30, 2007	11,672,129	116,721	24,410,628	(807,020)	(118,619)	(30,192,392)	(6,590,682)

Effect of change in volatility on stock compensation expense and losses in affiliates recorded in prior periods			(75,599)			75,599	—
Shares issued upon exercise of stock options	78,414	759					759
Unrealized gain on marketable securities					24,564		24,564
Compensatory element of stock options			361,521				361,521
Exercise of stock options		25	1,325				1,350
Stock received for option exercises			(15,547)				(15,547)
Net loss						(760,419)	(760,419)

Balance at November 30, 2008	11,750,543	$117,505	$24,682,328	$(807,020)	$(94,055)	$(30,877,212)	$(6,978,454)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 and 2007

NOTE 1—SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company is engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. Revenues recognized represent sales of the U-Cord® program to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment. The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000 the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during fiscal years ended November 30, 2008 and 2007. As of November 30, 2008, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. As of November 30, 2008 and 2007, the Company has an interest of 35.51% and 35.89% in SCTI, respectively. The Company’s ownership in SCTI has decreased due to SCTI issuing shares of SCTI common stock to other entities and individuals. The accompanying consolidated financial statements as of November 30, 2008 and 2007 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2008 and 2007 and for the years then ended includes the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk. The Company may from time to time invest some of its cash funds in certificates of deposit and bond investments maintained by brokers who are insured under Securities Investor Protection Corporation (SIPC). The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

The Company depends on one company for the source of its collection kits. However, the Company believes that alternative manufacturing sources are available.

As of November 30, 2008, the Company has amounts due from certain license affiliates that account for approximately 48% of accounts receivable and advances on the consolidated balance sheets.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Delverables (“EITF Issue No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of November 30, 2008 and 2007, the current portion of deferred revenue is approximately $4,600,000 and $4,100,000, respectively, and the long-term portion of deferred revenue is approximately $7,100,000 and $6,700,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay an up-front licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized and based on such factors as when the payment is received, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has four active licensing agreements, one covering Mexico, Central America and Ecuador, one covering Venezuela, and two covering India.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the investor in the selected area and a fee on any sub-license agreements that are sold by the investor where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador and Venezuela. These fees are included in revenue on the consolidated statements of operations and comprehensive loss. As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews royalty receivables for collectability and, if necessary, will record an expense for an allowance for an uncollectible account.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less.

Marketable Securities and Other Investments

The Company has certain investments in certificates of deposit, bonds and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value. The Company recorded an impairment charge of approximately $61,000 on one of its available for sale securities during the fiscal year ended November 30, 2008 as its decline in fair market value was determined to be other-than-temporary.

The underlying investments of the marketable securities primarily consist of variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled in the U-Cord® processing and storage program and amounts due from license affiliates none of which require collateral. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Also included in accounts receivable are amounts due from interest-free financing plans that extended payments for services for a maximum period of 15 months. During 2007, the Company discontinued offering these financing plans. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2008 and 2007:

December 1, 2006	$905,984
Bad Debt Expense	307,430
Write-offs	(589,332)
Recoveries	1,267

November 30, 2007	$625,349

Bad Debt Expense	279,315
Write-offs	(162,213)
Recoveries	24,073

November 30, 2008	$766,524

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. An impairment loss is measured as the amount by which the carrying value of the long-lived assets exceeds its fair value. The Company believes no impairment of long-lived assets exists as of November 30, 2008 and 2007.

Patents

The Company incurs certain legal and related costs in connection with patent applications. If a future economic benefit is anticipated from the resulting patent or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets.

Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized patent costs, net of accumulated amortization, as of November 30, 2008 and November 30, 2007 are $243,863 and $84,738, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets.

Investment in Saneron

The Company made a significant investment in Saneron, which is involved in the area of stem cell research. The Company accounts for this investment under the equity method and reviews its investment for possible impairment when there are indicators of potential impairment and, if necessary, adjusts the carrying value of such investment. The Company recorded equity in losses of affiliates until the investment balance reached zero and only goodwill was remaining. The Company also records equity in losses of affiliates resulting from Saneron’s stock option compensation activity. The investment is reviewed periodically to determine if an other-than-temporary impairment exists. The Company believes no impairment of its investment in Saneron exists as of November 30, 2008 and 2007.

Income Taxes

Under the asset and liability method of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”)”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2008 and 2007, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and November 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The total amount included in marketing, general and administrative expenses for the fiscal years ended November 30, 2008 and 2007 was $3.3 million and $4.3 million, respectively.

Rent Expense

Rent costs are expensed based on a straight-line basis over the term of the lease and are included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive loss. All leases include provisions for escalations and related costs.

Fair Value of Financial Instruments

Effective December 1, 2007, the Company adopted SFAS No. 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS No. 157, “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, notes receivable and its liability associated with long term revenue sharing arrangements approximate fair value.

SFAS No. 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at November 30, 2008	Fair Value Measurements at November 30, 2008 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,131,404	$6,404	$1,125,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Available-for-sale securities – the Company invested $1,125,000 in variable rate, long-term, tax-exempt municipal bonds. The investments are held at cost and are therefore classified within Level 2 of the fair value hierarchy. The Company further invests in exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) on December 1, 2007. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. Upon adoption of SFAS 159, the Company made no elections to record assets and liabilities at fair market value.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the Company’s historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of November 30, 2008 and 2007 the Company recorded reserves under these programs in the amounts of $104,786 and $72,633, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

	November 30, 2008	November 30, 2007
Numerator:
Net Loss	$(760,419)	$(5,005,415)
Denominator:
Weighted-average shares outstanding-basic	11,725,806	11,657,547
Dilutive common shares issuable upon exercise of stock options	—	—

Weighted-average shares-diluted	11,725,806	11,657,547

Loss per share:
Basic	$(0.06)	$(0.43)

Diluted	$(0.06)	$(0.43)

For the years ended November 30, 2008 and 2007, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be antidilutive. The number of outstanding options was 1,002,683 and 1,591,429 for the fiscal year ended November 31, 2008 and November 30, 2007, respectively.

Employee Stock Plans

As of November 30, 2008, the Company has two stock-based employee compensation plans, which are described in Note 7. Effective December 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date are recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The Company recognized approximately $197,000 and $266,000 for the fiscal years ended November 30, 2008 and 2007, respectively of stock compensation expense.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 Revised, Business Combinations (“SFAS 141 R”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer, recognizes and ensures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination.

SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R on December 1, 2009.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS 160 may have on its consolidated financial statements upon adoption on December 1, 2009.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently assessing the impact that SFAS 162 may have on its consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (“EITF 08-06”), to clarify the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective in fiscal periods beginning on or after December 15, 2008. The Company is currently assessing the impact that EITF 08-06 may have on its consolidated financial statements upon adoption on December 1, 2009.

NOTE 2—MARKETABLE SECURITIES AND OTHER INVESTMENTS.

Marketable Securities

The Company accounts for marketable securities and other investments at cost, fair value or considers fair value in their measurement under various accounting literature, including SFAS No. 115, Accounting for Certain Debt and Equity Instruments (‘SFAS 115”), SFAS 157 and SFAS 159. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive (loss) gain.

Marketable securities were $1,125,000 and $1,003,000 at November 30, 2008 and 2007, respectively. As of November 30, 2007, marketable securities include bond investments of approximately $1,003,000 which was held to maturity. During 2008, the Company purchased variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of November 30, 2008 and 2007 was approximately $6,400 and $43,000, respectively, and the unrealized holding loss recorded as a component of stockholders equity on other investments was approximately $0 and $25,000 as of November 30, 2008 and 2007, respectively. The cost basis of the other investments was written down to fair value and approximately $61,000 was charged to impairment during the twelve months ended November 30, 2008 as it was determined that the decline in fair market value was other than temporary.

NOTE 3—INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For the year ended November 30, 2008 and 2007, the Company had an ownership interest of approximately 36% and 36%, respectively, in Saneron, which is accounted for under the equity method of accounting. During 2008, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2008 and that goodwill was not impaired. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of November 30, 2008 and 2007, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at approximately $684,000.

For the fiscal year ended November 30, 2008 and 2007, the Company recorded equity in losses of Saneron operations of approximately $164,000 and $222,000, respectively, related to certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

During the fourth quarter of 2008, the Company reassessed the volatility calculation utilized in the computation of equity losses in affiliates related to certain stock and warrant awards. The Company determined that the volatility percentage that had been historically used in the calculation had been higher than the actual volatility percentage. The effect of the change in the volatility variable resulted in a cumulative decrease in equity losses in affiliates of approximately $35,000, which is not material to the prior period or operating results and earnings trends for the year ending November 2008. Approximately, $17,000 was recognized as equity loss in affiliates during fiscal 2008 and approximately $18,000 was reported as an adjustment to prior year retained earnings in the Consolidated Statements of Stockholders’ Deficit.

As of November 30, 2008 and 2007, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock. During 2007, Saneron sold 10,000 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid in capital of approximately $32,000.

NOTE 4—PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2008	2007
Software	$975,791	$928,289
Furniture and equipment	3,830,262	3,744,596
Leasehold improvements	1,057,604	1,057,604

	5,863,657	5,730,489

Less: Accumulated Depreciation	(3,293,060)	(2,614,908)

Total Property and Equipment	$2,570,597	$3,115,581

Depreciation expense was $678,151 in 2008 and $741,770 in 2007 of which $282,324 and $209,459 is included in cost of sales, respectively, in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 5—ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2008	2007
Legal and accounting	$13,510	$39,702
Bonuses	—	42,149
Payroll and payroll taxes	109,770	131,821
Interest expense	602,245	535,416
General expenses	500,520	582,082

	$1,226,045	$1,331,170

NOTE 6—INCOME TAXES.

The Company did not record an income tax provision or benefit for the years ended November 30, 2008 and 2007.

As of November 2008 and 2007 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2008
	Current	Non-current	Total
Tax Assets:

Deferred income	$225,000	$3,535,000	$3,760,000

NOL’s, credits, and other carryforward items	—	5,208,000	5,208,000

Tax over book basis in unconsolidated affiliate	—	1,050,000	1,050,000

Accrued payroll	19,000	—	19,000

Reserves and other accruals	496,000	—	496,000

Deferred compensation	—	144,000	144,000

Stock compensation	—	77,000	77,000

Total Assets:	740,000	10,014,000	10,754,000

Tax Liabilities:

Depreciation and amortization	$—	$(301,000)	$(301,000)

Less: Valuation Allowance	(719,000)	(9,734,000)	(10,453,000)

Net Deferred Tax Asset (Liability)	$21,000	$(21,000)	$—

	2007
	Current	Non-current	Total
Tax Assets:

Deferred income	$225,000	$3,169,000	$3,394,000

NOL’s, credits, and other carryforward items	—	6,167,000	6,167,000

Tax over book basis in unconsolidated affiliate	—	959,000	959,000

Accrued payroll	28,000	—	28,000

Reserves and other accruals	430,000	—	430,000

Deferred compensation	—	178,000	178,000

Stock compensation	—	77,000	77,000

Total Assets:	683,000	10,550,000	11,233,000

Tax Liabilities:

Depreciation and amortization	$—	$(299,000)	$(299,000)

Less: Valuation Allowance	(665,000)	(10,269,000)	(10,934,000)

Net Deferred Tax Asset (Liability)	$18,000	$(18,000)	$—

A valuation allowance covering the net deferred tax assets of the Company for November 30, 2008 and 2007, has been provided as the Company does not believe it is more likely than not that the future income tax benefits will be realized. The valuation allowance (decreased)/increased by approximately ($481,000) and $1,529,000 in 2008 and 2007. The 2008 decrease was predominantly a result of the expiration of capital loss carryovers and the 2007 increase was predominantly a result of the net operating loss incurred in the fiscal year.

The Company has unused net operating losses available for carryforward as of November 30, 2008 of approximately $11,639,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2018 through 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. Management has completed a study related to potential ownership changes and has concluded that no ownership changes have occurred through November 30, 2008 which would potentially limit the utilization of the net operating losses. The Company also has unused capital losses available as of November 30, 2008 for carryforward of approximately $997,000 to offset future capital gains. The capital loss carryforwards expire during 2009 through 2010.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2008	%	2007	%
Tax at Federal Statutory Rate	(252,000)	34.0	(1,702,000)	34.0

State Income Tax Effect	(27,000)	3.6	(182,000)	3.6

Increase (Decrease) in valuation allowance	(481,000)	64.9	1,529,000	(30.5)

Permanent Disallowances	85,000	(11.5)	122,000	(2.4)

Capital loss expirations	730,000	(98.4)	148,000	(3.0)

Other	(55,000)	7.4	85,000	(1.7)

Total income taxes	$—	—	$—	—

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and at November 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

NOTE 7—STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2008, the Company issued 2,500 common shares to option holders who exercised options for $1,350. Further, during the year ended November 30, 2008, certain option holders exercised 505,000 options using the net exercise method. Under the net exercise method, the option holders surrendered 429,086 options to cover the total cost of exercising the stock options resulting in 75,914 net common shares being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan. During the year ended November 30, 2007, the Company issued 47,500 common shares to option holders who exercised options for $25,650.

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

On January 22, 2008 the Delaware Chancery Court in New Castle County issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008. The order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue until the special meeting. This order made null and void the election of Andrew J. Filipowski as of August 2007, and as such cancelled 20,000 shares granted during 2007. Mr. Filipowski received another option grant for 20,000 shares upon his election as a director at the March 4, 2008 special meeting.

During the third quarter of 2008, the Company reassessed the volatility calculation utilized in the computation of stock compensation expense under SFAS 123R. The Company determined that the volatility percentage that had been historically used in the SFAS 123R calculation had been higher than the actual volatility percentage. The effect of the change in the volatility variable resulted in a cumulative decrease in stock compensation expense of approximately $94,000, which is not material to the prior periods or operating results and earnings trends for the year ending November 2008.

Variables used to determine the fair value of the options granted for the years ended November 30, 2008 and 2007 are as follows:

	2008	2007
Weighted average values:
Expected dividends	0%	0%
Expected volatility	88%	92%
Risk free interest rate	3.00%	4.54%
Expected life	5 years	5 years

Stock Options

Stock option activity for the year ended November 30, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 30, 2007	1,591,429	$2.13	2.02	$430,825

Granted	140,000	0.80
Exercised	(507,500)	0.54
Terminated	(221,246)	1.57

Outstanding at November 30, 2008	1,002,683	$2.88	3.05	$0

Exercisable at November 30, 2008	811,732	$3.14	2.45	$0

The weighted average grant date fair value of options granted during the years ended November 30, 2008 and 2007 was $0.56 and $1.84, respectively. The total intrinsic value of options exercised during the years ended November 30, 2008 and 2007 was $65,975 and $74,825, respectively. The aggregate intrinsic value of outstanding and exercisable options at November 30, 2008 was $0 as none of the outstanding option prices were above the fair market value of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2008 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.62 to $1.00	122,500	6.22	$0.80	19,994	$0.76
$1.01 to $ 2.00	53,500	5.67	$1.44	38,504	$1.47
$2.01 to $ 3.00	108,002	3.71	$2.34	95,506	$2.35
$3.01 to $ 4.00	527,193	2.60	$3.20	466,240	$3.18
$4.01 to $ 5.00	191,488	1.17	$4.02	191,488	$4.02

	1,002,683	3.05	$2.88	811,732	$3.14

A summary of the status of the Company’s non-vested shares as of November 30, 2008, and changes during the year ended November 30, 2008, is presented below.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2007	264,316	$2.12

Granted	140,000	0.56
Vested	(134,560)	1.96
Forfeited	(78,805)	1.37

Non-vested at November 30, 2008	190,951	$1.39

As of November 30, 2008, there was approximately $110,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the year ended November 30, 2008 was approximately $264,000.

NOTE 8—COMMITMENTS AND CONTINGENCIES.

Cryo-Cell De Mexico

In June 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001 and February 2007, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. Under the revised agreement effective January 1, 2007, the Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company also receives royalties on storage revenues at a level of 10%. Prior to the amendment, the Company was entitled to receive ongoing royalties of 15% of adjusted cord blood processing fees and 25% of storage revenues generated by Cryo-Cell de Mexico’s laboratory operations. The total royalty payments per the revised agreement are capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $544,000 and $567,000 for the years ended November 30, 2008 and 2007, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico. Processing revenues from specimens originating in these territories total $628,270 and $511,940 for the years ended November 30, 2008 and 2007 and is reflected in revenue in the accompanying consolidated statements of operations and comprehensive loss.

Asia Cryo-Cell Private Limited

On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”), as amended on January 22, 2007, to establish and market its U-Cord® program in India. The up-front license fee of $750,000 was payable by ACCPL in installments, with $450,000 paid through 2006, and the final $255,000 was paid in 2007 as described below. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL in 2004. During fiscal 2007, two payments totaling approximately $255,000 net of tax were received in February and May, respectively by the Company. This income is included in licensee income in the consolidated statement of operations and comprehensive loss. The Company also receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India. The Company also receives royalties on storage revenues of 10%. Prior to September 1, 2006, the royalty rate for cord blood collection, processing and testing was 8.5-10% and the royalty rate on storage revenues was 10-15%, based on volume, prior to the amendment. All revenues generated prior to the effective date are subject to the original agreement. The total royalty payments per the agreement are capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $164,000 and $129,000 for the years ended November 30, 2008 and, 2007, respectively and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive loss.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments. The first installment of $89,000, net of taxes, was paid during fiscal 2008. The final payment of $150,000, before taxes, is payable in the second quarter of 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008. The agreement was amended on August 29, 2008. The amendment to the agreement acknowledges that the first installment payment is non-refundable.

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements and the severance payments are for periods ranging from one to three years and contain certain provisions for severance payments in the event of termination or change of control.

Deferred Consulting Obligation

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. This agreement was terminated and following negotiations, a confidential agreement was negotiated by the parties. The Company commenced payments under the terms of the new agreement during fiscal 2005. In fiscal 2008 and 2007, the Company recognized $30,251 and $36,103, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $382,847 and $472,744, as of November 30, 2008 and 2007, respectively.

NOTE 9—LEASES.

During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at same location. All leases include provisions for escalations and related costs. The Company records rental expense based on a straight-line basis over the term of the lease. Rent charged to operations was $281,472 and $286,393 for the fiscal years ended November 30, 2008 and 2007, respectively and is included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year	Rent
2009	$287,153
2010	$295,715
2011	$304,612
2012	$313,781
2013	$323,255
Thereafter	$361,112

NOTE 10—RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan (the “Plan”), which allows eligible employees to allocate up to 15% of their salaries. In fiscal 2008, the Company implemented an employer match up to certain limits. For the year ended November 30, 2008, the Company made matching contributions of approximately $25,000 to the Plan.

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

In the future, the Company could reverse the liability relating to the RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular revenue sharing agreement. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments during these periods will be treated as interest expense, which will be recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to revenues from a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company is a 50% owner of this revenue sharing agreement. The revenue sharing agreement was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to year end, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $1,145,338 and $1,069,639 for fiscal years ended November 30, 2008 and 2007, respectively.

NOTE 12: SAFTI-CELL.

In October 2001, the Company sold 90% of Safti-Cell, Inc. (“Safti-Cell”), a then-inactive subsidiary of the Company, to Red Rock Partners, an Arizona general partnership. The sale took place prior to the time that the Board member became a member of the Company’s Board of Directors. Subsequent to the end of fiscal 2004, the former Board member resigned from the Company’s Board of Directors. In October 2001, the Company and Safti-Cell entered into a twenty-year storage agreement under which the Company pays an annual fee to Safti-Cell for each specimen stored by Safti-Cell in its Arizona facility for the Company’s customers. In October 2002, Safti-Cell brought the facility into service, and the Company began providing dual storage service to its customers. The Company currently stores approximately 33,000 split specimens at the Safti-Cell facility. In May 2005, the Company implemented a new processing methodology in accordance with emerging requirements of the AABB. The new process utilizes closed-system bags rather than vial storage. In view of this transition to a new processing methodology, as well as, the enhanced level of security designed in the Company’s new facility, the Company discontinued offering the dual storage service to new customers. The Company’s total payments to Safti-Cell for the fiscal years ended November 30, 2008 and 2007 were $324,210 and $324,250, respectively.

NOTE 13: LEGAL PROCEEDINGS.

The Company is involved in the following legal proceedings:

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against the Company and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that Cryo-Cell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of the Company is final and non-appealable. PharmaStem had also filed a second complaint against the Company and other defendants in July 2004 in the United States District Court for the Middle District of Florida, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The Delaware court granted Cryo-Cell’s motion in October 2005 to stay the proceedings in the second case pending the outcome of the first case and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in the second case by the U.S. PTO, we will seek a dismissal of all claims for relief set forth by PharmaStem in the second case.

In August 2007, Mr. David Portnoy brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. Among the other forms of relief, Mr. Portnoy sought a declaration that the dissident slate was entitled to be installed as members of the Company’s board of directors. Mr. Portnoy also sought reimbursement by the Company of his costs in connection with the 2007 Annual Meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. The order did not require the Company to reimburse any of Mr. Portnoy’s costs in connection with the 2007 Annual Meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, as required by the order, at which management’s slate of directors, were elected by the Corporation’s stockholders.

NOTE 14—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are tabular comparisons of the quarterly results of operations.

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net (Loss) Income	$(247,258)	$(355,743)	$(189,308)	$31,890
Net (Loss) Income per Share-basic	$(.02)	$(.03)	$(.02)	$.00
Shares used in computation	11,672,129	11,672,129	11,750,543	11,750,543
Net (Loss) Income per Share-diluted	$(.02)	$(.03)	$(.02)	$.00
Shares used in computation	11,672,129	11,672,129	11,750,543	11,750,543

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Loss	$(786,662)	$(1,403,493)	$(1,147,911)	$(1,667,349)
Net Loss per Share-basic	$(.07)	$(.12)	$(.10)	$(.14)
Shares used in computation	11,624,629	11,663,759	11,669,629	11,671,607
Net Loss per Share-diluted	$(.07)	$(.12)	$(.10)	$(.14)
Shares used in computation	11,624,629	11,663,759	11,669,629	11,671,607

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2008, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Subsequent to November 30, 2007, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective, due to a material weakness surrounding accrued expenses.

As a result of those findings, management undertook the following action to address the material weakness:

•	Redesigned, tested and implemented a new information system query upon which a component of accrued expenses is derived.

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended February 29, 2008. There were no other changes in the Company’s internal control over financial reporting during the fiscal year ended November 30, 2008 or since such date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mercedes Walton, 55. Chairman of the Board. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002, as Interim Chief Executive Officer from April 2003 through August 2005 and as the Chief Executive Officer since September 2005. She was CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, from March 2000 until August 2005. Ralston Hill Consulting specializes in the design and deployment of technology commercialization strategies. From January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology. Prior to its acquisition by Black Box Corporation (NASDAQ:BBOX), Ms. Walton served on the Board of Directors of Norstan, Inc., which provides communications solutions and services, where she served on the Audit Committee and chaired the Corporate Governance Committee. She currently serves on the Board of Directors of SAVVIS, Inc. (NASDAQ: SVVS), which provides information technology infrastructure services for business applications, where she is a member of the Corporate Governance Committee.

Ki Yong Choi, 47. Mr. Choi has served as a director of the Company since March 2008. Mr. Choi is the founder and has been President of Cathedral Hill Associates, Inc., a company that owns and operates hotels in Seattle, Washington, La Mirada, California, and Dallas, Texas, since 1992. Mr. Choi was nominated to the board of directors pursuant to an agreement between the Company and Mr. Choi and certain of his affiliates. See “Certain Transactions.”

Scott Christian, 54. Mr. Christian has served as a director of the Company since April 2003. Mr. Christian has been the Chief Executive Officer of Spanlink Communications, Inc. since October 2008 and previously was the Chief Financial Officer of Spanlink from January 2007 to October 2008. Mr. Christian was the Vice President and General Manager of Black Box Voice Services from January 2005 until November 2006. He served as President and Chief Executive Officer of Norstan, Inc. from February 2004 until January 25, 2005, when Norstan was acquired by Black Box Corporation, and as a member of Norstan’s Board of Directors from March 2004 until January 25, 2005. Previously, he had been Executive Vice President and Chief Financial Officer of Norstan since January 2001. Prior to its acquisition, Norstan was one of the largest independent communications solutions and services companies serving enterprise customers in North America, with revenues exceeding $200 million. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 30 years of experience in financial management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and a Master’s degree from Pepperdine University.

Andrew J. Filipowski, 59. Mr. Filipowski served as a director of the Company from July 16, 2007 to January 22, 2008, and since March 2008. Since May 2003, Mr. Filipowski has been the Chairman and Chief Executive Officer of SilkRoad Equity, LLC, a private investment firm. Mr. Filipowski served as the Chairman and Chief Executive Officer of divine, inc., previously known as divine interventures, inc., an Internet services and enterprise software company, from 1999 until May 2003. In February 2003, divine, inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Prior to 1999, Mr. Filipowski was the Founder, Chairman and Chief Executive Officer of PLATINUM technology, inc., a worldwide provider of enterprise systems software and services, which was sold to Computer Associates International, Inc. in 1999. Mr. Filipowski was nominated to the board of directors pursuant to an agreement between the Company and Mr. Filipowski and certain of his affiliates. See “Certain Transactions.”

Anthony P. Finch, 58. Mr. Finch has served as a director since March 2003. Mr. Finch has been Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory for more than the past five years. There, Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. Mr. Finch has over 30 years of experience in cell separation and cryopreservation of cellular products, with over 15 years of experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

Gaby W. Goubran, 67. Mr. Goubran has served as a director since June 2002. Mr. Goubran is currently Managing Director of International Business Developments, Ltd., an international consulting firm providing business development services to multinational companies in diverse industries. Mr. Goubran has held a variety of board and committee chairmanships, including roles on audit, compensation, executive and governance committees. Mr. Goubran founded International Business Developments in 1983 and has been active in the company since that time. Mr. Goubran’s educational achievements include a Bachelor of Science degree from Alexandria University, Egypt and a Masters degree from Babson College. Mr. Goubran received a Certificate of Director Education in 2007 from the National Association of Corporate Directors.

John Mathews, 58. Mr. Mathews has served as a director of the Company since March 2008. Mr. Mathews has been Executive Vice President and Chief Operating Officer of Cathedral Hill Associates, Inc., a company that owns and operates hotels in Seattle, Washington, La Mirada, California, and Dallas, Texas, since 1992. Before that, Mr. Mathews worked for eight years at Hyatt Corporation, and has 35 years of experience in the hospitality industry. Mr. Mathews was nominated to the board of directors pursuant to an agreement between the Company and Mr. Choi and certain of his affiliates.

Other Executive Officers

Biographical information regarding the Company’s executive officers who are not currently serving as directors of the Company is set forth below:

Jill Taymans, 39, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 17 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

Julie Allickson, Ph.D., 46, Vice President of Laboratory Operations and R&D. Dr. Allickson joined the Company in 2004 as Technical Director of Laboratory Operations and has served as the Company’s Vice President of Laboratory Operations and R&D since April 2007. Dr. Allickson also has served as a member of the Cryo-Cell Medical Scientific Advisory Board since October 2006. Prior to joining the Company, she worked for the University of Miami-School of Medicine, Diabetes Research Institute since 2000 as the Laboratory Manager of the cGMP Cell Processing Facility where she had responsibility for cell processing operations, laboratory design and implementation and regulatory affairs. Prior to that time, she worked for the American Red Cross since 1989, managing the Hematopoietic Cell Processing and Platelet Serology Laboratory. Dr. Allickson has 20 years of laboratory experience and 17 years in Cellular Therapy Processing. She was one of the founding members of the International Society of Cellular Therapy in 1992, has been a member of the American Association of Blood Banks (AABB) for 17 years and is a member of the AABB Standards Committee for Cell Therapy Product Services.

Audit Committee Financial Expert

The audit committee is comprised entirely of non-employee, independent members of the board of directors, and the board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements. In addition, the board of directors has determined that at least one member of the audit committee, Mr. Scott Christian, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Mr. Christian’s relevant experience includes his service as the Chief Financial Officer of Spanlink Communications, Inc., Chief Financial Officer of Norstan, Inc., Senior Vice President of Finance of Ceridian Corporation, and Chief Financial Officer of the Electronic Services Division of Automatic Data Processing, Inc. In addition, Mr. Christian has an MBA degree from Pepperdine University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during fiscal 2008, we believe that all such forms were filed on a timely basis, except that Mr. John Mathews, a director of the Company, did not file one Form 3 and one Form 4 at the time such forms were due. Mr. Mathews is preparing to file these forms.

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer. The code of ethics is available to any shareholder, without charge, upon written request to the Company in care of the Corporate Secretary at 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2008 and November 30, 2007 by (i) the Company’s Chief Executive Officer and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2008 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Mercedes Walton Chief Executive Officer	2008	$350,600	$0	$43,098	$0	$22,344	$416,042
	2007	$353,100	$0	$50,924	$0	$22,492	$426,516

Jill M. Taymans Vice President Finance, Chief Financial Officer	2008	$166,217	$0	$12,474	$0	$0	$178,691
	2007	$166,217	$0	$14,743	$0	$0	$180,960

Julie Allickson Vice President of Laboratory Operations and R&D (3)	2008	$150,000	$0	$13,941	$0	$0	$163,941

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2008 and 2007 under SFAS 123R with respect to stock options granted in fiscal years 2006 and 2007. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.
(3)	Ms. Allickson was not a named executive officer in fiscal 2007.

Narrative Disclosure Regarding Summary Compensation Table

Compensation Philosophy

Our executive compensation policies are designed to provide competitive levels of compensation that integrate pay with our annual objectives and long-term goals, align the long-term interests of management with those of our stockholders, reward for achieving performance objectives, recognize individual initiative and achievements, and assist us in attracting and retaining highly qualified and experienced executives. The compensation committee of our board of directors is primarily responsible for acting on our philosophical approach to executive compensation. There are three primary elements in our executive compensation program: base salary compensation, cash bonus and stock options.

Base salary compensation is based on the potential impact the individual may have on the Company, the skills and experience required by the job, comparisons with comparable companies and the performance and potential of the incumbent in the job.

Cash bonuses are designed to provide annual incentive compensation tied to the Company’s financial performance and personal objectives. Performance targets are established at the beginning of each fiscal year by the compensation committee, and bonuses are paid following the end of the fiscal year based on the Company’s performance relative to the targets and the executive’s individual performance. There were not any cash bonuses paid to the named executive officers in fiscal 2008 and 2007 because the Company did not meet all of the performance targets for fiscal 2008 and 2007. The performance targets were based on unit growth, revenue, net income and customer satisfaction.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. No stock options were awarded to the named executive officers in 2008, and of the named executive officers, only Julie Allickson received an option grant in 2007.

Overall, the compensation committee attempts to establish levels of executive compensation that it believes to be competitive with those offered by employers of comparable size, growth and profitability in the Company’s industry and in general industry. In establishing the levels of the various compensation elements, the compensation committee has from time to time used the services of compensation consultants.

Employment Agreements

Walton Employment Agreement. On August 15, 2005, the Company entered into a three-year employment agreement (the “Walton Employment Agreement”) with Mercedes Walton as the Chairman of the Board and Chief Executive Officer effective as of September 1, 2005 (the “Commencement Date”). Previously, Ms. Walton had been interim Chief Executive Officer. The Walton Employment Agreement was amended in July 2008 to provide that the initial term would expire on November 30, 2008. The term of the Walton Employment Agreement is extended for additional one-year periods unless, at least 90 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The ending date of the current term of the Walton Employment Agreement is November 30, 2009.

Ms. Walton’s base salary is subject to 4%-10% annual increases effective on February 1 of each year, depending on whether corporate performance meets certain incentive standards established from time to time by the compensation committee of the Company’s board of directors. In addition to base salary, the Walton Employment Agreement provides that Ms. Walton is eligible to receive annual lump-sum bonuses, at the discretion of the Company’s board of directors that are available to other senior executive officers. Specifically, Ms. Walton will be eligible to receive annual bonuses in amounts of 20%, 40% or 60% of her then-current base salary depending on whether corporate performance meets certain incentive standards established from time to time by the compensation committee of the Company’s board of directors. Ms. Walton is also eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

In the event the Walton Employment Agreement is terminated upon Ms. Walton’s death (without any then-existing default in her performance), then Ms. Walton’s estate or a designated beneficiary will be entitled to receive Ms. Walton’s base salary for a 12-month period thereafter. In the event the Company terminates the Walton Employment Agreement without cause (or delivers a notice of non-renewal of the

Employment Agreement), she will be entitled to receive a lump sum equal to 12 months of her then-current base salary plus an amount equal to the pro rata portion of her annual bonus for the year of termination (based on the proportion of the year during which she was employed and the pro rata results for such year). If Ms. Walton terminates the Employment Agreement for “Good Reason” (as defined in the Walton Employment Agreement), she will be entitled to continue receiving her then-current base salary for a 12-month period plus an amount equal to her annual bonus paid for the year prior to termination.

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

The Walton Employment Agreement also provides that the Company will provide certain other benefits, including continued participation in all applicable Company benefit plans, payment of reasonable business expenses, and financial planning and legal expenses incurred in connection with the negotiation and execution of the Walton Employment Agreement.

In the Walton Employment Agreement, Ms. Walton has agreed not to compete with the Company or solicit its customers, clients or employees during the term of the Walton Employment Agreement and for a period of two years following the termination of Ms. Walton’s employment under the Walton Employment Agreement.

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, as the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2009.

At all times during the term of the Taymans Employment Agreement (as the same may be extended), Ms. Taymans will be eligible for discretionary merit increases and adjustments in base salary, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. The Taymans Employment Agreement provides that she will be eligible to receive long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

In the event of a termination of employment of Ms. Taymans upon or within one year of a Change in Control (as defined in the Taymans Employment Agreement), or prior to the Change in Control if the termination was related to the Change in Control, if the termination was by the Company without cause or was by Ms. Taymans due to being requested to accept without cause a demotion or relocation, Ms. Taymans will be entitled to receive the following: (i) all earned compensation through the date of termination (or, if greater, on the date immediately preceding a Change in Control); and (ii) 12 months of base salary as in effect on the termination date (or, if greater, base salary in effect immediately prior to the Change in Control).

Under the Taymans Employment Agreement, the Company will also provide Ms. Taymans with certain other benefits, including continued participation in all applicable Company benefit plans and payment of reasonable business expenses.

In the Taymans Employment Agreement, Ms. Taymans agreed not to compete with the Company or solicit its customers, clients or employees during the term of her Employment Agreement and for a 12-month period following her termination of employment under the agreement.

Allickson Employment Agreement. On March 31, 2008, the Company entered into a one-year employment agreement with Julie Allickson, as the Company’s Vice President of Laboratory Operations and R&D (the “Allickson Employment Agreement”). Under the Allickson Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

At all times during the term of the Allickson Employment Agreement (as the same may be extended), Ms. Allickson will be eligible for discretionary merit increases and adjustments in base salary, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. The Allickson Employment Agreement provides that she will be eligible to receive long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

In the event of a termination of employment of Ms. Allickson upon or within one year of a Change in Control (as defined in the Allickson Employment Agreement), or prior to the Change in Control if the termination was related to the Change in Control, if the termination was by the Company without cause or was by Ms. Allickson due to being requested to accept without cause a demotion or relocation, Ms. Allickson will be entitled to receive the following: (i) all earned compensation through the date of termination (or, if greater, on the date immediately preceding a Change in Control); and (ii) 12 months of base salary as in effect on the termination date (or, if greater, base salary in effect immediately prior to the Change in Control).

Under the Allickson Employment Agreement, the Company will also provide Ms. Allickson with certain other benefits, including continued participation in all applicable Company benefit plans and payment of reasonable business expenses.

In the Allickson Employment Agreement, Ms. Allickson agreed not to compete with the Company or solicit its customers, clients or employees during the term of her Employment Agreement and for a 12-month period following her termination of employment under the agreement.

Order of Delaware Chancery Court. As described in Item 3 – Legal Proceedings, in August 2007, Mr. David Portnoy brought an action against the Company and its directors in the Delaware Chancery Court. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008, and the order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. Approximately $292,000 of expenses was incurred in connection with the special meeting. The director defendants sought and obtained coverage under the directors and officers’ insurance policy (“D&O policy”) provided by the Company and disclosed this fact to the Court. Mr. Portnoy challenged the use of the proceeds of the D&O policy by the directors, and the Court directed the defendants to show cause why the use of such proceeds was permissible. On June 18, 2008, the Court issued an order approving a stipulation under which defendants and the plaintiff agreed, without the defendants admitting any wrongdoing or misconduct, to resolve their dispute concerning the use of the proceeds of the D&O policy. Under the stipulation, the director defendants were entitled to use the proceeds of the D&O policy to obtain reimbursement for the expenses they incurred in connection with the special meeting. The annual retainer for directors Gaby Goubran, Anthony Finch and Scott Christian and the annual compensation Ms. Mercedes Walton receives as an officer of the Company will be reduced for each individual by $5,000 per year for two years. These reductions, which are being made on a quarterly basis, are reflected in the Summary Compensation Table above for Ms. Walton and the table under “Director Compensation” below for the other directors. The Court’s order provided that the case is now closed.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executives at November 30, 2008:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mercedes Walton	February 1, 2005	128,250	—	$4.02	February 1, 2010
	August 15, 2005	300,000	—	$3.05	August 15, 2010
	April 4, 2006 (1)	68,050	34,026	$3.34	April 4, 2013

Jill Taymans	February 1, 2005	37,125	—	$4.02	February 1, 2010
	November 1, 2005	20,000	—	$2.61	November 1, 2010
	April 4, 2006 (1)	19,698	9,850	$3.34	April 4, 2013

Julie Allickson	June 2, 2004	5,000	—	$0.77	June 2, 2009
	February 1, 2005	7,800	—	$4.02	February 1, 2010
	April 4, 2006 (1)	12,416	6,208	$3.34	April 4, 2013
	April 18, 2007 (2)	15,000	—	$2.05	April 18, 2014

(1)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(2)	Options vested 1/12 on the 1st of each month following the date of grant.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Non-employee directors are paid an annual retainer in the amount of $12,000 and an attendance fee of $3,000 for each board meeting and $1,000 for each committee meeting, and are reimbursed for their reasonable expenses incurred in attending the meeting. The fee for participation in a board or committee meeting held by telephone conference call and lasting at least one hour is $1,000. Each non-employee director receives an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year. Newly elected non-employee directors receive a stock option grant of 20,000 shares per person. All of such stock options have an exercise equal to the fair market value of the common stock on the date of grant.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ki Yong Choi	$17,000	$2,568	$19,568
Scott Christian	$26,500	$5,488	$31,988
Andrew Filipowski	$20,000	$1,194	$21,194
Anthony Finch	$27,500	$5,488	$32,988
Gaby Goubran	$25,500	$5,488	$30,988
John Mathews	$17,000	$2,568	$19,568

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2008 under SFAS 123R with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)
Current directors, nominees and executive officers:
Mercedes Walton (2)	545,958	4.46%
Gaby Goubran (3)	31,326	*
Scott Christian (4)	26,026	*
Anthony Finch (5)	123,250	1.05%
Ki Yong Choi (6)	1,867,012	15.86%
John Mathews (7)	22,083	*
Andrew J. Filipowski (8)	935,850	7.95%
Jill M. Taymans (9)	94,376	*
Julie G. Allickson (10)	40,216	*

Other beneficial owners:
Portnoy Group (11)	1,595,040	13.57%

Filipowski Group (12)	995,850	8.46%

All current directors and executive officers as a group (10 persons) (13)	3,686,097	29.52%

*	Less than 1%.
(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as November 30, 2008 by (ii) the sum of (a) 11,750,543, which is the number of shares of common stock outstanding as November 30, 2008 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of November 30, 2008 or will become exercisable within 60 days. Unless otherwise indicated, the address of each person in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	Includes 496,301 shares subject to stock options.
(3)	Includes 18,750 shares subject to stock options.
(4)	Includes 18,750 shares subject to stock options.
(5)	Includes 18,750 shares subject to stock options.
(6)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Form 4 on November 17, 2008, reporting the following beneficial ownership: (i) 1,611,457 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Form 4. The address for Mr. Choi, as set forth in the Schedule 13D/A filed July 31, 2007, is c/o David Wilson, Heller Ehrman LLP, 701 Fifth Avenue, Suite 6100, Seattle WA, 98104. Also subject to 22,083 shares subject to stock options.

(7)	Includes 22,083 shares subject to stock options.
(8)	Includes 22,083 shares subject to stock options.
(9)	Includes 76,824 shares subject to stock options.
(10)	Includes 40,216 shares subject to stock options.
(11)	A group consisting of David I. Portnoy, certain affiliates of Mr. Portnoy and certain other persons filed a Schedule 13D/A on November 26, 2007 (the “Schedule 13D/A”), in which they expressly affirmed their membership in the group. Mr. Portnoy may be deemed the beneficial owner of 734,546 shares of common stock, which number includes (i) 206,000 shares of common stock held directly by Mr. Portnoy, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 53,850 shares of common stock held by Visual Investment Corp. (“VIC”), as to which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of VIC; (iii) 90,787 shares of common stock held by PartnerCommunity, Inc. (“PCI”), as to which Mr. Portnoy may be deemed the beneficial owner as chairman of the board and secretary of PCI and as managing member and owner of Mayim Management, LLC (“MM”), which may exercise investment and voting discretion over such shares in accordance with the agreement between PCI and MM described under Item 6 of the Fourth Amendment to the general statement of acquisition of beneficial ownership (the “Statement”), filed with the SEC on March 26, 2007; (iv) 174,430 shares of common stock held by Jamie H. Zidell, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Zidell described under Item 6 of the Third Amendment to the Statement, filed with the SEC on February 1, 2007; (v) 183,475 shares of common stock held by Mayim Investment Limited Partnership, as to which Mr. Portnoy may be deemed the beneficial owner as the managing member of MM, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; (vi) 119,080 shares of common stock held by the Crilly Court Trust, whose beneficiary is David W. Ruttenberg, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Ruttenberg described under Item 6 of the Second Amendment to the Statement, filed with the SEC on June 26, 2006; (vii) 16,150 shares of common stock held by Lynne Portnoy, 143 shares of common stock held by Mr. Gilbert Portnoy and an additional 3,000 shares held jointly by Lynne Portnoy and Gilbert Portnoy, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment and voting discretion over such shares in accordance with the agreement between Ms. Portnoy, Mr. Gilbert Portnoy and Mr. David Portnoy described under Item 6 of the Third Amendment to the Statement, filed with the SEC on February 1, 2007; and (viii) 14,700 shares of common stock held by Deborah Hadjaje, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Deborah Hadjaje and Mr. Portnoy described under Item 6 of the Sixth Amendment to the Statement, filed with SEC on November 26, 2007. Other members of the group beneficially own the following numbers of shares, including sole power to vote and dispose or direct the disposition: (a) Mark L. Portnoy, 116,515 shares; (b) Capital Asset Fund Limited Partnership, 40,000 shares; (c) George Gains, 200,000 shares; (d) Scott D. Martin, 216,000 shares; (e) Steven Berkowitz, 150,000; (f) Craig E. Fleishman, 9,100 shares; and (g) Focus Financial Corp., 1,810 shares. Beneficial ownership information is supplied per the Schedule 13D/A. The address for Mr. Portnoy, as set forth in the Schedule 13D/A, is c/o Focus Financial Group, 52 Camden Drive, Bal Harbour, FL 33154.
(12)	A group consisting of Andrew J. Filipowski, The Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and Silkroad Equity LLC filed a Schedule 13D/A on September 25, 2008, reporting the following beneficial ownership: (i) 409,500 shares of common stock held directly by Mr. Filipowski, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 180,650 shares of common stock held by Andrew J. Filipowski Revocable Trust, as to which the trust has the sole power to vote and dispose or direct the disposition; (iii) 54,000 shares of common stock held by Mr. Roszak and 6,000 shares of common stock held by Mr. Roszak’s individual retirement account, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition; and (iv) 323,617 shares of common stock held by SilkRoad Equity LLC, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition as a managing member of SilkRoad Equity LLC. Beneficial ownership information is supplied per the Schedule 13D/A. The address for Mr. Filipowski, as set forth in the Schedule 13D/A, is c/o Matthew Roszak, SilkRoad Equities LLC is 111 N. Chestnut Street, Suite 200, Winston-Salem, NC 27101. Also includes 22,083 shares subject to stock options.

(13)	Includes 735,840 shares subject to stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 25, 2008, the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC, all of whom are shareholders of the Company, entered into an Agreement. Among other things, the Agreement provides that the Company’s Board of Directors will nominate Mr. Filipowski for election as a director of the Company at any meeting of stockholders at which directors are to be elected prior to the 2009 annual meeting of stockholders (each such meeting, a “Subsequent Meeting”). Such shareholders agreed to vote their shares in favor of the management slate of directors at the any Subsequent Meeting. Mr. Filipowski is one of these shareholders and is also a party to the Agreement in his individual capacity. For more information relating to these shareholders, see “Security Ownership of Certain Beneficial Owners and Management” in this proxy statement and the Schedule 13D/A filed by such shareholders with the SEC on August 6, 2007.

On January 14, 2008, the Company entered into an Independent Sales Distributor Agreement with Silke LLC, an entity associated with Andrew J. Filipowski, a director of the Company. Under the agreement, Silke LLC will market the Company’s C’elleSM menstrual stem cell service on a commission basis. This agreement was entered into as a result of arms’ length negotiations and is on the same terms as the agreements for the Company’s other distributors for the C’elle service. As of the date of this Proxy Statement, the Company has not paid any compensation to Silke LLC.

On January 25, 2008, the Company and Ki Yong Choi and the UAD 7/27/01 FBO Choi Family Living Trust, all of whom are shareholders of the Company, entered into an Agreement. Among other things, the Agreement provides that the Company’s Board of Directors will nominate Mr. Choi and John Mathews for election as directors of the Company at any Subsequent Meeting. Such shareholders agreed to vote their shares in favor of the management slate of directors at any Subsequent Meeting. Mr. Choi is one of these shareholders and is also a party to the Agreement in his individual capacity. For more information relating to these shareholders, see “Security Ownership of Certain Beneficial Owners and Management” in this proxy statement and the Schedule 13D/A filed by such shareholders with the SEC on July 31, 2007.

Prior to entering into the Agreement with Mr. Choi, the Company and Mr. Choi held arms’ length negotiations regarding a licensing agreement granting Mr. Choi or his affiliate exclusive rights to use the Company’s menstrual stem cell collection, process, preservation and storage technology and the C’elle service mark in South Korea and China. These discussions were discontinued when the Company approached Mr. Choi about entering into the Agreement.

On January 16, 2008, the Company and Saneron CCEL Therapeutics, Inc. (“Saneron”) entered into a research and development agreement whereby the Company and Saneron will collaborate on research utilizing the Company’s C’elle menstrual stem cell technology in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with C’elle menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties. Cryo-Cell owns an approximately 36% equity interest in Saneron. This agreement was entered into as a result of arms’ length negotiations.

Approval of Related Party Transactions

Historically, the Company followed a policy of review and approval of transactions with directors, executive officers and their affiliates by the board of directors, with interested members of the board of directors abstaining from voting on approval of the transactions. Under this policy, the board of directors would approve such transactions only if they were found to be on terms no less favorable to the Company than would be available from third parties in arms-length transactions. On March 4, 2008, the Board of Directors adopted a policy that the Company will not enter into any transaction or commercial relationship with any director, director nominee, executive officer or greater than 5% stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2008 and November 30, 2007 and fees billed for other services rendered by Grant Thornton during these periods.

	2008	2007
Audit Fees	$376,251	$315,030
Tax Fees	120,818	68,622
Other	39,960	0
Total	$537,029	$383,652

Audit Fees

Audit fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the years ended November 30, 2008 and November 30, 2007.

Tax Fees

Tax fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2008 and November 30, 2007.

Other Fees

Other fees consisted of billings by our independent auditors for professional services rendered for agreed upon procedures in relation to royalty payments received from the Company’s international affiliates.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approximately 100% of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to Grant Thornton were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Grant Thornton. Furthermore, no work of Grant Thornton with respect to its services rendered to the Company was performed by anyone other than Grant Thornton.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)*	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)*	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)*	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)*	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)*	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)*	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)*	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.22*	2000 Stock Incentive Plan

10.23*	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.24*	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.25 (12)*	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

23	Consent of Auditors (filed herewith)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

	By:	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer
Dated: March 2, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 2, 2009

/s/ Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	March 2, 2009

/s/ Scott Christian	Director	March 2, 2009
Scott Christian

/s/ Gaby Goubran	Director	March 2, 2009
Gaby Goubran

/s/ Anthony Finch	Director	March 2, 2009
Anthony Finch

/s/ Ki Yong Choi	Director	March 2, 2009
Ki Yong Choi

/s/ John Mathews	Director	March 2, 2009
John Mathews

/s/ Andrew Filipowski	Director	March 2, 2009
Andrew Filipowski

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)*	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)*	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)*	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)*	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)*	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)*	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)*	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.22*	2000 Stock Incentive Plan

10.23*	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.24*	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.25 (12)*	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

23	Consent of Auditors (filed herewith)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.