Form 10-Q
period 2009-02-28
CRYO CELL INTERNATIONAL INC
filed 2009-04-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2009 11,750,543 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2009 (unaudited)	November 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$4,558,438	$3,566,366
Restricted cash	200,000	200,000
Marketable securities	1,125,000	1,125,000
Accounts receivable and advances (net of allowance for doubtful accounts of $844,630 and $766,524, respectively)	1,482,211	1,906,715
Deferred tax assets	21,000	21,000
Prepaid expenses and other current assets	638,618	521,041

Total current assets	8,025,267	7,340,122

Property and Equipment-net	2,403,346	2,570,597

Other Assets
Other Investments	6,404	6,404
Note receivable	90,193	89,411
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	327,078	282,122

Total other assets	1,107,675	1,061,937

Total assets	$11,536,288	$10,972,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$633,285	$835,670
Accrued expenses	1,405,655	1,226,045
Deferred revenue	4,540,598	4,609,291

Total current liabilities	6,579,538	6,671,006

Other Liabilities
Deferred revenue	7,192,931	7,126,257
Deferred tax liabilities	21,000	21,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	361,194	382,847

Total other liabilities	11,325,125	11,280,104

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,750,543 as of February 28, 2009 and November 30, 2008 issued and outstanding)	117,505	117,505
Additional paid-in capital	24,756,721	24,682,328
Treasury stock, at cost	(807,020)	(807,020)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(30,341,526)	(30,877,212)

Total stockholders’ deficit	(6,368,375)	(6,978,454)

Total liabilities and stockholders’ deficit	$11,536,288	$10,972,656

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS )

(Unaudited)

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Revenue	$3,864,957	$4,170,316

Costs and Expenses:
Cost of sales	1,109,690	1,445,073
Marketing, general & administrative expenses	2,095,243	2,735,240
Research, development and related engineering	25,640	44,700
Depreciation and amortization	100,299	106,025

Total costs and expenses	3,330,872	4,331,038

Operating Income (Loss)	534,085	(160,722)

Other Income (Expense):
Interest income	19,558	47,457
Interest expense	(324,241)	(300,414)
Licensee income	338,151	182,547

Total other income (expense)	33,468	(70,410)

Income (loss) before equity in losses of affiliate and income tax expense	567,553	(231,132)

Equity in losses of affiliate	(31,867)	(16,126)

Income (loss) before income tax expense	535,686	(247,258)
Income tax expense	—	—

Net Income (Loss)	$535,686	$(247,258)

Net income (loss) per common share - basic	$0.05	$(0.02)

Weighted average common shares outstanding - basic	11,750,543	11,672,129

Net income (loss) per common share - diluted	$0.05	$(0.02)

Weighted average common shares outstanding - diluted	11,751,084	11,672,129

Comprehensive income (loss):

Net income (loss)	$535,686	$(247,258)

Unrealized gain on marketable securities	—	1,804

Comprehensive income (loss)	$535,686	$(245,454)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Cash Flows from Operating Activities:
Net Income (Loss)	$535,686	$(247,258)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	170,951	175,029
Compensatory element of stock options	42,526	73,593
Provision for doubtful accounts	75,866	46,542
Equity in losses of affiliate	31,867	16,126
Changes in assets and liabilities:
Accounts receivable and advances	348,638	708,184
Note receivable	(782)	(7,055)
Prepaid expenses and other current assets	(117,577)	(112,006)
Deposits and other assets	12,938	(25,417)
Accounts payable	(202,385)	(822,380)
Accrued expenses	179,610	52,233
Deferred consulting obligation	(21,653)	(23,588)
Deferred revenue	(2,019)	36,020

Net cash provided by (used in) operating activities	1,053,666	(129,977)

Cash flows from investing activities:
Purchases of property and equipment	—	(34,659)
Investments in patents	(61,594)	—

Net cash used in investing activities	(61,594)	(34,659)

Increase (decrease) in cash and cash equivalents	992,072	(164,636)

Cash and cash equivalents - beginning of year	3,566,366	3,364,711

Cash and cash equivalents - end of year	$4,558,438	$3,200,075

Supplemental disclosure of cash flow information:
Interest	$303,184	$288,820

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain on marketable securities	$—	$1,804

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2009 and November 30, 2008, the related Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three months ended February 28, 2009 and February 29, 2008 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 Annual Report on Form 10-K.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of February 28, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $4,500,000 and $4,600,000, respectively, and the long-term portion of deferred revenue is approximately $7,200,000 and $7,100,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

Income Taxes

Under the asset and liability method of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (SFAS 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 29, 2009 and November 30, 2008, has been provided as the Company currently believes it is “more likely than not” that the future income tax benefits will not be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2009 and November 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of February 28, 2009, the Company has two stock-based employee compensation plans, which are described in Note 5. The Company accounts for stock options under the provisions of SFAS Statement 123R, Share-Based Payment (“SFAS 123R”). Compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of December 1, 2006 (the adoption date), are recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The Company recognized approximately $43,000 and $74,000 for the three months ended February 28, 2009 and February 29, 2008, respectively of stock compensation expense.

Fair Value of Financial Instruments

Effective December 1, 2007, the Company adopted SFAS No. 157, Fair-Value Measurements, for financial assets and liabilities. Management uses the fair value hierarchy of SFAS No. 157, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, notes receivable and its liability associated with long term revenue sharing arrangements approximate fair value.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2009, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at February 28, 2009	Fair Value Measurements at February 28, 2009 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,131,404	$6,404	$1,125,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157.

Available-for-sale securities – the Company invested $1,125,000 in variable rate, long-term, tax-exempt municipal bonds. The investments are held at cost, which approximates fair value, and are therefore classified within Level 2 of the fair value hierarchy. The Company further invests in exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Product Warranty and Cryo-Cell CaresTM Program

The Company provides its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the Company’s historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of February 28, 2009 and November 30, 2008 the Company recorded reserves under these programs in the amounts of approximately $111,000 and $105,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141 R”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer, recognizes and ensures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination.

SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS 141R may have on its consolidated financial statements upon adoption on December 1, 2009.

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

Note 2 – Net Income (Loss) per Common Share

Net income (loss) per common share data is based on net income (loss) and not comprehensive income (loss). The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2009	For the three months ended February 29, 2008
Numerator:
Net Income (Loss)	$535,686	$(247,258)
Denominator:
Weighted-average shares outstanding-basic	11,750,543	11,672,129
Dilutive common shares issuable upon exercise of stock options	541	—
Weighted-average shares-diluted	11,751,084	11,672,129

Earnings per share:
Basic	$.05	$(.02)

Diluted	$.05	$(.02)

The Company excluded the effect of 988,381 and 992,637 outstanding stock options for the three months ended February 28, 2009 and February 29, 2008, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

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

Note 4 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 28, 2009 and November 30, 2008, the Company had an ownership interest of approximately 36% in Saneron, which is accounted for under the equity method of accounting. During 2008, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in

Saneron as of February 28, 2009 and November 30, 2008 and that the investment was not impaired. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of February 28, 2009 and November 30, 2008, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at approximately $684,000.

For the three months ended February 28, 2009 and February 29, 2008, the Company recorded equity in losses of Saneron operations of approximately $32,000 and $16,000, respectively, related to certain stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of February 28, 2009 and November 30, 2008, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock.

Note 5 – Stock Options

The Company maintains the Stock Incentive Plan (“the Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). No options have been issued from the 2006 Plan to date.

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

Variables used to determine the fair value of the options granted for the three months ended February 28, 2009 and February 29, 2008 are as follows:

	February 28, 2009	February 29, 2008
Weighted average values:
Expected dividends	0%	0%
Expected volatility	95.5%	89.2%
Risk free interest rate	1.50%	3.12%
Expected life	5 years	5 years

Stock option activity for the three months ended February 28, 2009, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at November 30, 2008	1,002,683	$2.88	3.05	$0

Granted	7,500	0.47
Exercised	—	—
Terminated	(16,802)	2.21

Outstanding at February 28, 2009	993,381	$2.87	2.82	$950

Exercisable at February 28, 2009	818,679	$3.10	2.27	$0

The weighted average grant date fair value of options granted during the three months ended February 28, 2009 and February 29, 2008 was $0.34 and $0.86, respectively. There were no options exercised during the three months ended February 28, 2009 and February 29, 2008. The aggregate intrinsic value of exercisable options at February 28, 2009 was $0 as none of the outstanding option prices were above the fair market value of the Company’s stock.

Significant option groups exercisable at February 28, 2009 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	127,500	6.02	$0.78	32,912	$0.76
$1.01 to $2.00	50,167	5.21	$1.45	38,504	$1.47
$2.01 to $3.00	101,334	3.47	$2.35	92,170	$2.36
$3.01 to $4.00	524,871	2.36	$3.20	465,584	$3.18
$4.01 to $5.00	189,509	0.93	$4.02	189,509	$4.02

	993,381	2.82	$2.87	818,679	$3.10

A summary of the status of the Company’s non-vested shares as of February 28, 2009, and changes during the three months ended February 28, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2008	190,951	$1.39

Granted	7,500	0.34
Vested	(16,250)	0.88
Forfeited	(7,499)	1.08

Non-vested at February 28, 2009	174,702	$1.41

As of February 28, 2009 there was approximately $69,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.14 years as of February 28, 2009. The total fair value of shares vested during the three months ended February 28, 2009 was approximately $14,000.

Note 6 – Marketable Securities and Other Investments

The Company accounts for marketable securities and other investments at fair value or considers fair value in their measurement under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Instruments (“SFAS 115”), SFAS 157 and SFAS 159. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive gain.

Marketable securities were $1,125,000 at February 28, 2009 and November 30, 2008. Included within marketable securities on the accompanying consolidated balance sheets as of February 28, 2009 and November 30, 2008 are variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximate fair value and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of February 28, 2009 and November 30, 2008 was approximately $6,400. The Company did not record an unrealized holding loss as a component of stockholders equity on other investments as of February 28, 2009 and November 30, 2008.

Note 7 – License Agreements

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleTM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments. The first installment of $89,000, net of taxes, was paid during the second quarter of fiscal 2008. The final payment of $150,000, before taxes, is payable in the second quarter of fiscal 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

During the three months ended February 28, 2009, the Company’s revenues decreased 7% as compared to the same period in 2008. The Company reported net income of approximately $536,000, or $.05 per basic common share for the three months ended February 28, 2009 compared to a net loss of approximately ($247,000) or ($.02) per basic common share for the same period in 2008. The increase in net income for the three months ended February 28, 2009 principally resulted from a 23% decrease in marketing, general and administrative expenses, due mainly to the decrease in operational expenses that have resulted in improved operating efficiencies, as well as, a 23% decrease in cost of sales primarily due to a decline in the number of specimens processed. In addition, research and development expenses were approximately $26,000 for the three months ended February 28, 2009, a decrease of approximately 43% in comparison to the same period in 2008. The expenses for the three months ended February 29, 2008 are primarily comprised of expenses related to the initial commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

At February 28, 2009, the Company had cash and cash equivalents of $4,558,438. The Company’s cash increased by approximately $992,000 during the first three months of fiscal 2009, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during the first three months of fiscal 2009 as well as increased collections on accounts receivable. As of April 14, 2009, the Company maintains no indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2009 were $3,864,957 as compared to $4,170,316 for the same period in 2008, representing a 7% decrease. The decrease is primarily attributable to a decrease in specimens processed of 9%, in addition to an increase in sales discounts of 17%, partially offset by a 9% increase in recurring annual storage fee revenue for the three months ended February 28, 2009 compared to the 2008 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended February 28, 2009 was $1,109,690 as compared to $1,445,073 for the same period in 2008, representing a 23% decrease. Cost of sales was 29% of revenues for the three months ended February 28, 2009 and 35% for the three months ended February 29, 2008. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $71,000 and $69,000 for the three months ended February 28, 2009 and February 29, 2008, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the three months ended February 28, 2009 compared to the 2008 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended February 28, 2009 were $2,095,243 as compared to $2,735,240 for the 2008 period representing a 23% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The higher expenses in the 2008 period were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company reduced these expenses in the 2009 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2009 were $25,640 as compared to $44,700 for the three months ended February 29, 2008. The expenses for the three months ended February 28, 2009 and February 29, 2008 are primarily comprised of expenses related to commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and Amortization for the three months ended February 28, 2009 was $100,299 compared to $106,025 for the 2008 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2008.

Interest Expense. Interest expense during the three months ended February 28, 2009, was $324,241 compared to $300,414 during the comparable period in 2008. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (“RSAs”) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the three months ended February 28, 2009, was $338,151 as compared to $182,547 for the 2008 period. Licensee income for the three months ended February 28, 2009 principally consisted of $238,151 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining 2009 licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s U-Cord program in Venezuela. Licensee income for the 2008 period consisted of royalty income earned on subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $31,867 for the three months ended February 28, 2009, compared to $16,126 for the 2008 period. Equity in losses of affiliate for the three months ended February 28, 2009 and February 29, 2008, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the three months ended February 28, 2009 and for the same period in 2008. The Company did not record income tax expense during the first quarter of 2009 or 2008 due to the tax benefits of the Company’s net loss not being recognized due to a full valuation for deferred tax assets being recorded. It is management’s current belief it is “more likely than not” that future tax benefits will not be realized as a result of future income.

Liquidity and Capital Resources

Through February 28, 2009, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from RSAs. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At February 28, 2009, the Company had cash and cash equivalents of $4,558,438 as compared to $3,566,366 at November 30, 2008. The increase in cash and cash equivalents during the three months ended February 28, 2009 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2009 was $1,053,666, which was primarily attributable to the Company’s operating activities, including the receipt of the second $100,000 installment payment from the sale of the Cryo-Cell de Venezuela licensee agreement and the collection of accounts receivable.

Net cash used in operating activities for the three months ended February 29, 2008 was $129,977, which was primarily attributable to the Company’s net loss during the first three months of 2008.

Net cash used in investing activities for the three months ended February 28, 2009 was $61,594, which was attributable to the costs associated with the application and development of patents.

Net cash used in investing activities for the three months ended February 29, 2008 was $34,659, which was primarily attributable to the purchase of property and equipment.

There was no cash provided by or used in financing activities during the first three months of fiscal 2009 and 2008.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making non-discretionary capital expenditures of approximately $250,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash flows from operations.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the C’elle service, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of February 28, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $4,500,000 and $4,600,000, respectively, and the long-term portion of deferred revenue is approximately $7,200,000 and $7,100,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

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

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of tax losses, the economic conditions which we operate and our forecasts and projections to make that determination.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and February 28, 2009, the Company had no provisions for interest or penalties related to uncertain tax positions.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews its investment for impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of February 28, 2009 and November 30, 2008. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador and Venezuela. These fees are included in revenue on the consolidated statements of operations and comprehensive income (loss). As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically, and at least annually, reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5, Accounting for Contingencies. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the Company’s historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell,” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “anticipate”, “believe,” “goal,” “strategy”, “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our future performance and operating results;

(ii)	our future operating plans;

(iii)	our liquidity and capital resources; and

(iv)	our legal proceedings

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the risk factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” of our most recent Annual Report on Form 10-K and the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of the Company’s C’elle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	any adverse performance by or relations with any of our licensees; and

(xv)	other factors many of which are beyond our control

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

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to Part I. Financial Statements – Notes to Consolidated Financial Statements – Note 3.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: April 15, 2009