Form 10-Q
period 2009-05-31
CRYO CELL INTERNATIONAL INC
filed 2009-07-10
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2009

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 10, 2009 11,750,543 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2009 (unaudited)	November 30, 2008
ASSETS

Current Assets
Cash and cash equivalents	$5,154,539	$3,566,366
Restricted cash	200,000	200,000
Marketable securities and other investments	1,160,000	1,125,000
Accounts receivable and advances (net of allowance for doubtful accounts of $1,017,442 and $766,524, respectively)	1,941,506	1,906,715
Deferred tax assets	21,000	21,000
Prepaid expenses and other current assets	793,237	521,041

Total current assets	9,270,282	7,340,122

Property and Equipment-net	2,296,804	2,570,597

Other Assets
Marketable securities and other investments	6,404	6,404
Note receivable	90,976	89,411
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	326,530	282,122

Total other assets	1,107,910	1,061,937

Total assets	$12,674,996	$10,972,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$653,708	$835,670
Accrued expenses	1,456,799	1,226,045
Deferred revenue	4,800,485	4,609,291

Total current liabilities	6,910,992	6,671,006

Other Liabilities
Deferred revenue	7,235,675	7,126,257
Deferred tax liabilities	21,000	21,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	335,489	382,847

Total other liabilities	11,342,164	11,280,104

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,750,543 as of May 31, 2009 and November 30, 2008 issued and outstanding)	117,505	117,505
Additional paid-in capital	24,814,988	24,682,328
Treasury stock, at cost	(807,020)	(807,020)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(29,609,578)	(30,877,212)

Total stockholders’ deficit	(5,578,160)	(6,978,454)

Total liabilities and stockholders’ deficit	$12,674,996	$10,972,656

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenue	$4,241,904	$4,515,491	$8,106,861	$8,685,807

Costs and Expenses:
Cost of sales	1,175,342	1,620,776	2,285,032	3,065,849
Marketing, general & administrative expenses	2,217,801	3,005,845	4,313,044	5,741,085
Research, development and related engineering	32,680	49,081	58,320	93,782
Impairment of marketable securities	—	32,940	—	32,940
Depreciation and amortization	94,159	95,265	194,458	201,289

Total costs and expenses	3,519,982	4,803,907	6,850,854	9,134,945

Operating Income (Loss)	721,922	(288,416)	1,256,007	(449,138)

Other (Expense) Income:
Interest income	18,186	46,683	37,744	94,140
Interest expense	(363,582)	(339,338)	(687,823)	(639,752)
Licensee income	387,202	282,081	725,353	464,628

Total other income (expense)	41,806	(10,574)	75,274	(80,984)

Income (loss) before equity in losses of affiliate and income tax expense	763,728	(298,990)	1,331,281	(530,122)

Equity in losses of affiliate	(31,780)	(56,753)	(63,647)	(72,879)

Income (loss) before income tax expense	731,948	(355,743)	1,267,634	(603,001)
Income tax expense	—	—	—	—

Net Income (Loss)	$731,948	$(355,743)	$1,267,634	$(603,001)

Net income (loss) per common share - basic	$0.06	$(0.03)	$0.11	$(0.05)

Weighted average common shares outstanding - basic	11,750,543	11,672,129	11,750,543	11,672,129

Net income (loss) per common share - diluted	$0.06	$(0.03)	$0.11	$(0.05)

Weighted average common shares outstanding - diluted	11,764,580	11,672,129	11,753,543	11,672,129

Comprehensive income (loss):
Net income (loss)	$731,948	$(355,743)	$1,267,634	$(603,001)
Unrealized loss on marketable securities	—	(19,693)	—	(17,889)
Write-off unrealized loss on marketable securities	—	32,940	—	32,940

Comprehensive income (loss)	$731,948	$(342,496)	$1,267,634	$(587,950)

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2009	May 31, 2008
Cash Flows from Operating Activities:
Net Income (Loss)	$1,267,634	$(603,001)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	335,877	343,127
Gain on sale of marketable securities	—	2,057
Compensatory element of stock options	69,013	131,646
Provision for doubtful accounts	244,742	136,331
Impairment of marketable securities	—	32,940
Equity in losses of affiliate	63,647	72,879
Changes in assets and liabilities:
Accounts receivable and advances	(279,533)	373,022
Note receivable	(1,565)	(7,811)
Prepaid expenses and other current assets	(272,196)	(244,071)
Deposits and other assets	13,486	(115,570)
Accounts payable	(181,962)	(517,211)
Accrued expenses	230,754	(111,579)
Deferred consulting obligation	(47,358)	(47,625)
Deferred revenue	300,612	413,829

Net cash provided by (used in) operating activities	1,743,151	(141,037)

Cash flows from investing activities:
Purchases of property and equipment	(58,384)	(77,204)
Purchases of marketable securities and other investments	(1,010,000)	(1,125,000)
Proceeds from sale of marketable securities and other investments	975,000	1,001,570
Investments in patents	(61,594)	—

Net cash used in investing activities	(154,978)	(200,634)

Increase (decrease) in cash and cash equivalents	1,588,173	(341,671)

Cash and cash equivalents - beginning of year	3,566,366	3,364,711

Cash and cash equivalents - end of period	$5,154,539	$3,023,040

Supplemental disclosure of cash flow information:
Interest	$611,563	$622,971

Income taxes	$—	$—

Supplemental schedules of non-cash investing and financing activities:
Unrealized loss on marketable securities	$—	$(17,889)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2009 and November 30, 2008, the related Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended May 31, 2009 and May 31, 2008 and Cash Flows for the six months ended May 31, 2009 and 2008 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of May 31, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $4,800,000 and $4,600,000, respectively, and the long-term portion of deferred revenue is approximately $7,200,000 and $7,100,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

Income Taxes

Under the asset and liability method of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of May 31, 2009 and November 30, 2008, has been provided as the Company currently believes it is “more likely than not” that the future income tax benefits will not be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of May 31, 2009 and November 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of May 31, 2009, the Company has two stock-based employee compensation plans, which are described in Note 5. The Company accounts for stock options under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of December 1, 2006 (the adoption date), are recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. The Company recognized approximately $26,000 and $58,000 for the three months ended May 31, 2009 and 2008, respectively of stock compensation expense. The Company recognized approximately $69,000 and $132,000 for the six months ended May 31, 2009 and 2008, respectively of stock compensation expense.

Fair Value of Financial Instruments

Effective December 1, 2007, the Company adopted SFAS No. 157, Fair-Value Measurements (“SFAS 157”), for financial assets and liabilities. Management uses the fair value hierarchy of SFAS 157, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, notes receivable and its liability associated with long term revenue sharing arrangements approximate fair value.

SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2009, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at May 31, 2009	Fair Value Measurements at May 31, 2009 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,166,404	$6,404	$1,160,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157.

Available-for-sale securities – the Company invested $1,160,000 in variable rate, long-term, tax-exempt municipal bonds. The investments are held at cost, which approximates fair value, and are therefore classified within Level 2 of the fair value hierarchy. The Company further invests in exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Product Warranty and Cryo-Cell CaresTM Program

The Company provides its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the Company’s historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of May 31, 2009 and November 30, 2008 the Company recorded reserves under these programs in the amounts of approximately $119,000 and $105,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles – a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently assessing the impact that SFAS 168 may have on its consolidated financial statements.

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

Note 2 – Net Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Numerator:
Net Income (Loss)	$731,948	$(355,743)	$1,267,634	$(603,001)
Denominator:
Weighted-average shares outstanding-basic	11,750,543	11,672,129	11,750,543	11,672,129

Dilutive common shares issuable upon exercise of stock options	14,037	—	3,000	—
Weighted-average shares-diluted	11,764,580	11,672,129	11,753,543	11,672,129

Earnings per share:
Basic	$.06	$(.03)	$.11	$(.05)

Diluted	$.06	$(.03)	$.11	$(.05)

The Company excluded the effect of 910,047 and 1,002,621 outstanding stock options for the three months ended May 31, 2009 and May 31, 2008, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. The Company excluded the effect of 975,047 and 1,002,621 outstanding stock options for the six months ended May 31, 2009 and May 31, 2008, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

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

Note 4 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2009 and November 30, 2008, the Company had an ownership interest of approximately 36% in Saneron, which is accounted for under the equity method of accounting. During 2008, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of May 31, 2009 and November 30, 2008 and that the investment was not impaired. During 2006, the Company ceased recording equity in losses against the investment balance once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of May 31, 2009 and November 30, 2008, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at approximately $684,000.

For the three and six months ended May 31, 2009, the Company recorded equity in losses of Saneron operations of approximately $32,000 and $64,000, respectively, related to certain stock and warrant awards that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and six months ended May 31, 2008, the Company recorded equity in losses of Saneron operations of approximately $57,000 and $73,000, respectively, related to certain stock and warrant awards that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of May 31, 2009 and November 30, 2008, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock.

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

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2009 and May 31, 2008 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008

Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	102.5%	88.6%	100.16%	88.7%
Risk free interest rate	1.97%	2.76%	1.81%	2.85%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the six months ended May 31, 2009, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at November 30, 2008	1,002,683	$2.88	3.05	$0

Granted	22,500	0.75		11,750
Exercised	—	—		—
Terminated	(27,636)	1.94		3,025

Outstanding at May 31, 2009	997,547	$2.85	2.62	$64,375

Exercisable at May 31, 2009	903,384	$3.05	2.27	$28,207

The weighted average grant date fair value of options granted during the six months ended May 31, 2009 and May 31, 2008 was $0.57 and $0.84, respectively. There were no options exercised during the six months ended May 31, 2009 and May 31, 2008. The aggregate intrinsic value of exercisable options at May 31, 2009 was $28,207.

Significant option groups exercisable at May 31, 2009 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.45 to $1.00	132,500	5.81	$0.76	60,832	$0.79
$1.01 to $ 2.00	52,667	5.22	$1.44	36,837	$1.48
$2.01 to $ 3.00	98,000	3.34	$2.34	91,335	$2.35
$3.01 to $ 4.00	524,871	2.12	$3.20	524,871	$3.20
$4.01 to $ 5.00	189,509	0.68	$4.02	189,509	$4.02

	997,547	2.62	$2.85	903,384	$3.05

A summary of the status of the Company’s non-vested shares as of May 31, 2009, and changes during the six months ended May 31, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2008	190,951	$1.39

Granted	22,500	0.57
Vested	(105,956)	1.90
Forfeited	(13,332)	0.93

Non-vested at May 31, 2009	94,163	$0.69

As of May 31, 2009 there was approximately $47,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.39 years as of May 31, 2009. The total fair value of shares vested during the six months ended May 31, 2009 was approximately $202,000.

Note 6 – Marketable Securities and Other Investments

The Company accounts for marketable securities and other investments at fair value or considers fair value in their measurement under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Instruments (“SFAS 115”) and SFAS 157. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive income (loss).

Marketable securities were $1,160,000 at May 31, 2009 and $1,125,000 at November 30, 2008. Included within marketable securities on the accompanying consolidated balance sheets as of May 31, 2009 and November 30, 2008 are variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximate fair value and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of May 31, 2009 and November 30, 2008 was approximately $6,400. The Company did not record an unrealized holding loss as a component of stockholders equity on other investments as of May 31, 2009 and November 30, 2008.

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

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elle™ preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 is payable by ACCPL in installments. The first installment of $89,000, net of taxes, was paid during the second quarter of fiscal 2008. The final payment of $150,000, before taxes, was initially payable in the second quarter of fiscal 2009. However, the payment arrangement was restructured to allow for the final payment to be made in two payments. Therefore, the second installment of $63,750, net of taxes, was paid during the second quarter of fiscal 2009 and the final payment of $75,000, before taxes, will be paid in the third quarter of fiscal 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

On June 27, 2009, the Company amended the original definitive License and Royalty agreement with ACCPL dated July 14, 2004 to establish and market its U-Cord program in India. The amendment expands the licensed territory to include Pakistan, Bangladesh, Nepal, Sri Lanka, Bhutan, Maldives, Oman, Saudi Arabia and the United Arab Emirates. There are no incremental license fees associated with the expanded licensed territory.

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

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also in 2006, the Company discovered novel technology related to menstrual stem cells. In November 2007, the Company announced the commercial launch of C’elleSM service related to this patent-pending technology. The Company continues to focus independently-funded research and development activities through a vast network of research collaboration partners.

During the six months ended May 31, 2009, the Company’s revenues decreased 7% as compared to the same period in 2008. The Company reported net income of approximately $1,268,000, or $.11 per basic common share for the six months ended May 31, 2009 compared to a net loss of approximately ($603,000) or ($.05) per basic common share for the same period in 2008. The increase in net income for the six months ended May 31, 2009 principally resulted from a 25% decrease in marketing, general and administrative expenses, due mainly to the decrease in operational expenses that have resulted in improved operating efficiencies, as well as, a 25% decrease in cost of sales primarily due to decreased operating expenses and a decline in the number of specimens processed. In addition, research and development expenses were approximately $58,000 for the six months ended May 31, 2009, a decrease of approximately 38% in comparison to the same period in 2008. The expenses for the six months ended May 31, 2008 are primarily comprised of expenses related to the initial commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

As of May 31, 2009, the Company had cash and cash equivalents of $5,154,539. The Company’s cash increased by approximately $1,588,000 during the first six months of fiscal 2009, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during the first six months of fiscal 2009. As of July 10, 2009, the Company maintains no long-term indebtedness.

Results of Operations - Six Month Period Ended May 31, 2009

Revenues. Revenues for the six months ended May 31, 2009 were $8,106,861 as compared to $8,685,807 for the same period in 2008, representing a 7% decrease. The decrease is primarily attributable to a decrease in specimens processed of 13%, in addition to an increase in sales discounts of 13%, partially offset by a 10% increase in recurring annual storage fee revenue for the six months ended May 31, 2009 compared to the 2008 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the six months ended May 31, 2009 was $2,285,032 as compared to $3,065,849 for the same period in 2008, representing a 25% decrease. Cost of sales was 28% of revenues for the six months ended May 31, 2009 and 35% for the six months ended May 31, 2008. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $141,000 and $142,000 for the six months ended May 31, 2009 and 2008, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the six months ended May 31, 2009 compared to the 2008 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the six months ended May 31, 2009 were $4,313,044 as compared to $5,741,085 for the 2008 period representing a 25% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The higher expenses in the 2008 period were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company reduced these expenses in the 2009 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2009 were $58,320 as compared to $93,782 for the 2008 period. The expenses for the six months ended May 31, 2009 and 2008 are primarily comprised of expenses related to commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization for the six months ended May 31, 2009 was $194,458 compared to $201,289 for the 2008 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2008.

Interest Expense. Interest expense during the six months ended May 31, 2009, was $687,823 compared to

$639,752 during the comparable period in 2008. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (“RSAs”) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the six months ended May 31, 2009, was $725,353 as compared to $464,628 for the 2008 period. Licensee income for the six months ended May 31, 2009 principally consisted of $561,603 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining 2009 licensee income related to installment payments of non-refundable up-front license fees from the licensee of the Company’s U-Cord program in India and Venezuela. Licensee income for the 2008 period consisted of royalty income earned on subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees.

Equity in Losses of Affiliate. Equity in losses of affiliate was $63,647 for the six months ended May 31, 2009, compared to $72,879 for the 2008 period. Equity in losses of affiliate for the six months ended May 31, 2009 and 2008, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the six months ended May 31, 2009 and for the same period in 2008. The Company did not record income tax expense during the second quarter of 2009 or 2008 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. It is managements’ current belief it is “more likely than not” that future tax benefits will not be realized in the future and, as a result, no net deferred tax asset is reflected in the Company’s financial statements.

Results of Operations - Three Month Period Ended May 31, 2009

Revenues. Revenues for the three months ended May 31, 2009 were $4,241,904 as compared to $4,515,491 for the same period in 2008, representing a 6% decrease. The decrease is primarily attributable to a decrease in specimens processed of 10%, in addition to an increase in sales discounts of 13%, partially offset by an 11% increase in recurring annual storage fee revenue for the three months ended May 31, 2009 compared to the 2008 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended May 31, 2009 was $1,175,342 as compared to $1,620,776 for the same period in 2008, representing a 27% decrease. Cost of sales was 28% of revenues for the three months ended May 31, 2009 and 36% for the three months ended May 31, 2008. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $71,000 and $73,000 for the three months ended May 31, 2009 and 2008, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the three months ended May 31, 2009 compared to the 2008 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended May 31, 2009 were $2,217,801 as compared to $3,005,845 for the 2008 period representing a 26% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The higher expenses in the 2008 period were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company reduced these expenses in the 2009 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2009 were $32,680 as compared to $49,081 for the 2008 period. The expenses for the three months ended May 31, 2009 and 2008 are primarily comprised of expenses related to commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization for the three months ended May 31, 2009 was $94,159 compared to $95,265 for the 2008 period. The slight decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2008.

Interest Expense. Interest expense during the three months ended May 31, 2009, was $363,582 compared to $339,338 during the comparable period in 2008. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the three months ended May 31, 2009, was $387,202 as compared to $282,081 for the 2008 period. Licensee income for the three months ended May 31, 2009 principally consisted of $323,452 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining 2009 licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s U-Cord program in India. Licensee income for the 2008 period consisted of approximately $193,000 of royalty income earned on subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees and $89,443 related to an installment of a non-refundable up-front license fee from the licensee of the Company’s C’elle program in India.

Equity in Losses of Affiliate. Equity in losses of affiliate was $31,780 for the three months ended May 31, 2009, compared to $56,753 for the 2008 period. Equity in losses of affiliate for the three months ended May 31, 2009 and 2008, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. There was no income tax expense for the six months ended May 31, 2009 and for the same period in 2008. The Company did not record income tax expense during the second quarter of 2009 or 2008 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. It is managements’ current belief it is “more likely than not” that future tax benefits will not be realized in the future and, as a result, no net deferred tax asset is reflected in the Company’s financial statements.

Liquidity and Capital Resources

Through May 31, 2009, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At May 31, 2009, the Company had cash and cash equivalents of $5,154,539 as compared to $3,566,366 at November 30, 2008. The increase in cash and cash equivalents during the six months ended May 31, 2009 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2009 was $1,743,151, which was primarily attributable to the Company’s operating activities, including the receipt of the second $100,000 installment payment from the sale of the Cryo-Cell de Venezuela licensee agreement and the receipt of the second installment payment from ACCPL of $63,750.

Net cash used in operating activities for the six months ended May 31, 2008 was $173,977, which was primarily attributable to the Company’s net loss during the first six months of 2008.

Net cash used in investing activities for the six months ended May 31, 2009 was $154,978, which was primarily attributable to the costs associated with the application and development of patents and the purchase of property and equipment.

Net cash used in investing activities for the six months ended May 31, 2008 was $167,694, which was primarily attributable to the purchase of property and equipment and purchase of marketable securities.

There was no cash provided by or used in financing activities during the first six months of fiscal 2009 and 2008.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making non-discretionary capital expenditures of approximately $300,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash flows from operations.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of May 31, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $4,800,000 and $4,600,000, respectively, and the long-term portion of deferred revenue is approximately $7,200,000 and $7,100,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption of FIN 48 and May 31, 2009, the Company had no provisions for interest or penalties related to uncertain tax positions.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews its investment for impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of May 31, 2009 and November 30, 2008. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 10, 2009