Form 10-Q
period 2009-08-31
CRYO CELL INTERNATIONAL INC
filed 2009-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2009

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐    Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 15, 2009 11,752,574 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2009 (unaudited)	November 30, 2008
ASSETS

Current Assets
Cash and cash equivalents	$6,585,710	$3,566,366
Restricted cash	200,000	200,000
Marketable securities and other investments	960,000	1,125,000
Accounts receivable and advances (net of allowance for doubtful accounts of $1,160,498 and $766,524, respectively)	1,885,494	1,906,715
Deferred tax assets	21,000	21,000
Prepaid expenses and other current assets	743,136	521,041

Total current assets	10,395,340	7,340,122

Property and Equipment-net	2,346,947	2,570,597

Other Assets
Marketable securities and other investments	6,404	6,404
Note receivable	91,758	89,411
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	348,118	282,122

Total other assets	1,130,280	1,061,937

Total assets	$13,872,567	$10,972,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$919,474	$835,670
Accrued expenses	1,640,153	1,226,045
Deferred revenue	5,055,107	4,609,291

Total current liabilities	7,614,734	6,671,006

Other Liabilities
Deferred revenue	7,265,320	7,126,257
Deferred tax liabilities	21,000	21,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	313,061	382,847

Total other liabilities	11,349,381	11,280,104

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,752,574 as of August 31, 2009 and 11,750,543 as of November 30, 2008 issued and outstanding)	117,526	117,505
Additional paid-in capital	24,544,370	24,682,328
Treasury stock, at cost	(484,535)	(807,020)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(29,174,854)	(30,877,212)

Total stockholders’ deficit	(5,091,548)	(6,978,454)

Total liabilities and stockholders’ deficit	$13,872,567	$10,972,656

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008 (1)	August 31, 2009	August 31, 2008 (1)

Revenue	$4,208,335	$4,458,024	$12,315,196	$13,143,831

Costs and Expenses:
Cost of sales	1,229,920	1,624,431	3,514,952	4,690,280
Marketing, general and administrative expenses	2,336,882	2,730,268	6,649,926	8,471,353
Research, development and related engineering	27,794	67,819	86,114	161,601
Impairment of marketable securities	—	22,126	—	55,066
Depreciation and amortization	99,426	97,869	293,884	299,159

Total costs and expenses	3,694,022	4,542,514	10,544,876	13,677,459

Operating Income (Loss)	514,313	(84,490)	1,770,320	(533,628)

Other (Expense) Income:
Interest income	19,332	22,432	57,076	116,572
Interest expense	(376,677)	(348,829)	(1,064,500)	(988,581)
Licensee income	353,768	340,810	1,161,973	845,042

Total other (expense) income	(3,577)	14,412	154,549	(26,967)

Income (loss) before equity in losses of affiliate and income tax expense	510,736	(70,078)	1,924,869	(560,595)

Equity in losses of affiliate	(32,146)	(71,427)	(95,793)	(144,306)

Income (loss) before income tax expense	478,590	(141,505)	1,829,076	(704,901)
Income tax expense - foreign	(43,866)	(47,803)	(126,718)	(87,407)

Net Income (Loss)	$434,724	$(189,308)	$1,702,358	$(792,308)

Net income (loss) per common share - basic	$0.04	$(0.02)	$0.14	$(0.07)

Weighted average common shares outstanding - basic	11,751,029	11,680,652	11,750,706	11,674,980

Net income (loss) per common share - diluted	$0.04	$(0.02)	$0.14	$(0.07)

Weighted average common shares outstanding - diluted	11,825,726	11,680,652	11,779,768	11,674,980

Comprehensive income (loss):
Net income (loss)	$434,724	$(189,308)	$1,702,358	$(792,308)
Unrealized loss on marketable securities	—	(12,614)	—	(30,503)
Write-off unrealized loss on marketable securities	—	22,126	—	55,066

Comprehensive income (loss)	$434,724	$(179,796)	$1,702,358	$(767,745)

(1)	See Note, 1, Income Taxes.

The accompanying notes are an integral part of these consolidated financial statements .

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2009	August 31, 2008

Cash Flows from Operating Activities:
Net Income (loss)	$1,702,358	$(792,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	506,824	511,307
Loss on sale of marketable securities	—	2,057
Compensatory element of stock options	89,892	153,010
Provision for doubtful accounts	387,047	233,824
Impairment of marketable securities	—	55,066
Equity in losses of affiliate	95,793	144,306
Changes in assets and liabilities:
Accounts receivable and advances	(365,826)	373,641
Note receivable	(2,347)	(8,567)
Prepaid expenses and other current assets	(222,095)	(94,348)
Deposits and other assets	13,486	(156,991)
Accounts payable	83,804	(834,942)
Accrued expenses	412,971	(72,790)
Deferred consulting obligation	(69,786)	(68,590)
Deferred revenue	584,879	732,529

Net cash provided by operating activities	3,217,000	177,204

Cash flows from investing activities:
Purchases of property and equipment	(270,474)	(115,370)
Purchases of marketable securities and other investments	(1,010,000)	(1,125,000)
Proceeds from sale of marketable securities and other investments	1,175,000	1,001,570
Investments in patents	(92,182)	—

Net cash used in investing activities	(197,656)	(238,800)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,350

Net cash provided by financing activities	—	1,350

Increase (decrease) in cash and cash equivalents	3,019,344	(60,246)

Cash and cash equivalents - beginning of year	3,566,366	3,364,711

Cash and cash equivalents - end of period	$6,585,710	$3,304,465

Supplemental disclosure of cash flow information:
Interest	$991,465	$827,164

Income taxes - foreign	$126,718	$87,407

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders’ deficit	$—	$(30,503)

Reclassification between additional paid-in capital and accumulated deficit related to stock compensation expense and losses in affiliates	$—	$57,023

Sale of Cryo-Cell common stock held by Saneron; reduction of treasury stock	$322,485	$—

Net share settlement of exercised stock options	$1,137	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2009 and November 30, 2008, the related Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended August 31, 2009 and August 31, 2008 and Cash Flows for the nine months ended August 31, 2009 and 2008 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. Subsequent events have been evaluated through October 15, 2009, the date the financial statements were issued.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. Interim period results are not necessarily indicative of results expected for the entire 2009 fiscal year, or for future periods. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 Annual Report on Form 10-K.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of August 31, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $5,100,000 and $4,600,000, respectively, and the long-term portion of deferred revenue is approximately $7,300,000 and $7,100,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

The Company has license agreements where International Affiliates directly market the U-Cord program throughout a licensed territory and collect and ship the specimens to the Company’s facility for which the Company receives a fee for processing and storage of the specimens. The revenue derived from the specimens that are processed in the Company’s facility is recorded as revenue on the consolidated statements of operations.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Income Taxes

Under the asset and liability method of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of August 31, 2009 and November 30, 2008, has been provided as the Company currently believes it is “more likely than not” that the future income tax benefits will not be realized. Foreign income tax expense has been recorded for licensee income earned in certain geographic areas. There are no deferred tax assets or liabilities to offset this expense.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of August 31, 2009 and November 30, 2008, the Company had $0 and $0, respectively, provisions for interest or penalties related to uncertain tax positions.

The Company records foreign income taxes on installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $44,000 and $48,000 for the three months ended August 31, 2009 and 2008, respectively of foreign income tax expense. The Company recognized approximately $127,000 and $87,000 for the nine months ended August 31, 2009 and 2008, respectively of foreign income tax expense. During the third quarter of fiscal 2009, the Company revised the consolidated financial statements for the three and nine months ended August 31, 2008, to reflect foreign income taxes paid to foreign authorities as income tax expense in the consolidated financial statements. Previously, the Company reflected this expense within licensee income, net. This reclassification did not have an impact on net income (loss) or net income (loss) per common share. The following are the effects on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended August 31, 2008.

	Three Months Ended
	August 31, 2008 (as reported)	August 31, 2008 (as revised)
Licensee income	293,007	340,810
Foreign tax expense	—	47,803

	Nine Months Ended
	August 31, 2008 (as reported)	August 31, 2008 (as revised)
Licensee income	757,635	845,042
Foreign tax expense	—	87,407

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Stock Compensation

As of August 31, 2009, the Company has two stock-based employee compensation plans, which are described in Note 5. The Company accounts for stock options under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company recognized approximately $21,000 and $21,000 for the three months ended August 31, 2009 and 2008, respectively of stock compensation expense. The Company recognized approximately $90,000 and $153,000 for the nine months ended August 31, 2009 and 2008, respectively of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at August 31, 2009	Fair Value Measurements at August 31, 2009 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$966,404	$6,404	$960,000	—

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157.

Available-for-sale securities - the Company invested $960,000 in variable rate, long-term, tax-exempt municipal bonds. The investments are held at cost, which approximates fair value, and are therefore classified within Level 2 of the fair value hierarchy. The Company further invests in exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Product Warranty and Cryo-Cell CaresTM Program

The Company provides its customers enrolled under the current pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover estimated potential liabilities. The Company accounts for the warranty as an obligation and recognizes the obligation in accordance with SFAS 5. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the Company’s historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of August 31, 2009 and November 30, 2008 the Company recorded reserves under these programs in the amounts of approximately $126,000 and $105,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, to enhance disclosures regarding fair value measurements. FSP SFAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect our financial position, results of operations or cash flows. Refer to “Fair Value of Financial Instruments” included within Note 1 for disclosures regarding fair value measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the third quarter ended August 31, 2009. See Note 1, Basis of Presentation, for the disclosure required under SFAS 165.

In June 2009, the FASB issued EITF 08-1, Revenue Arrangements with Multiple Deliverables. This issue revises the current accounting treatment under EITF 00-21 to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This issue is applicable to revenue arrangements entered into or materially modified during Company’s first fiscal year that begins after June 15, 2010. However, companies may be able to adopt as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently assessing the impact that EITF 08-1 may have on its consolidated financial statements upon adoption on December 1, 2010.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles - a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 during the fourth quarter of 2009 and expects no material impact to the consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Note 2 - Net Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Numerator:
Net Income (Loss)	$434,724	$(189,308)	$1,702,358	$(792,308)
Denominator:
Weighted-average shares outstanding-basic	11,751,029	11,680,652	11,750,706	11,674,980

Dilutive common shares issuable upon exercise of stock options	74,697	—	29,062	—
Weighted-average shares-diluted	11,825,726	11,680,652	11,779,768	11,674,980

Earnings per share:
Basic	$.04	$(.02)	$.14	$(.07)

Diluted	$.04	$(.02)	$.14	$(.07)

The Company excluded the effect of 1,027,414 and 1,002,621 outstanding stock options for the three months ended August 31, 2009 and August 31, 2008, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. The Company excluded the effect of 1,079,914 and 1,002,621 outstanding stock options for the nine months ended August 31, 2009 and August 31, 2008, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2009 and November 30, 2008, the Company had an ownership interest of approximately 35% and 36% in Saneron, respectively, which is accounted for under the equity method of accounting. During 2008, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of August 31, 2009 and November 30, 2008 and that the investment was not impaired. During 2006, the Company ceased recording equity in losses against the investment balance once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of August 31, 2009 and November 30, 2008, the net Saneron investment, which consists solely of goodwill, is reflected on the consolidated balance sheets at approximately $684,000.

For the three and nine months ended August 31, 2009, the Company recorded equity in losses of Saneron operations of approximately $32,000 and $96,000, respectively, related to certain Saneron stock and warrant awards that were granted by Saneron to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and nine months ended August 31, 2008, the Company recorded equity in losses of Saneron operations of approximately $71,000 and $144,000, respectively, related to certain stock and warrant awards that were granted by Saneron to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

As of August 31, 2009 and November 30, 2008, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $807,000 within stockholders’ equity as treasury stock. During the third quarter of fiscal 2009, Saneron sold 99,900 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid-in capital of approximately $322,000.

Note 4 - Stock Options

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected dividends is based on the historical trend of the Company not issuing dividends.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2009 and August 31, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	101.4%	87.9%	101.3%	88.4%
Risk free interest rate	2.67%	3.21%	2.59%	3.01%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the nine months ended August 31, 2009, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at November 30, 2008	1,002,683	$2.88	3.05	$0
Granted	241,534	1.61		171,980
Exercised	(5,000)	0.77		4,550
Terminated	(35,135)	1.76		26,606

Outstanding at August 31, 2009	1,204,082	$2.66	3.16	$382,209

Exercisable at August 31, 2009	913,179	$3.03	2.07	$145,459

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

The weighted average grant date fair value of options granted during the nine months ended August 31, 2009 and August 31, 2008 was $1.22 and $0.57, respectively. The aggregate intrinsic value of options exercised during the nine months ended August 31, 2009 and August 31, 2008 was $4,550 and $65,975, respectively.

Significant option groups exercisable at August 31, 2009 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	124,168	5.71	$0.76	67,508	$0.78
$1.01 to $ 2.00	267,534	6.58	$1.65	38,290	$1.49
$2.01 to $ 3.00	98,000	3.08	$2.34	93,001	$2.35
$3.01 to $ 4.00	524,871	1.83	$3.20	524,871	$3.20
$4.01 to $ 5.00	189,509	0.42	$4.02	189,509	$4.02

	1,204,082	3.16	$2.66	913,179	$3.03

A summary of the status of the Company’s non-vested options as of August 31, 2009, and changes during the nine months ended August 31, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2008	190,951	$1.39

Granted	241,534	1.22
Vested	(122,418)	1.75
Forfeited	(19,164)	0.87

Non-vested at August 31, 2009	290,903	$1.14

As of August 31, 2009 there was approximately $168,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.23 years as of August 31, 2009. The total fair value of shares vested during the nine months ended August 31, 2009 was approximately $214,000.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Note 5 - Marketable Securities and Other Investments

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

Marketable securities were $960,000 at August 31, 2009 and $1,125,000 at November 30, 2008. Included within marketable securities on the accompanying consolidated balance sheets as of August 31, 2009 and November 30, 2008 are variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximate fair value and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of August 31, 2009 and November 30, 2008 was approximately $6,400. The Company did not record an unrealized holding loss as a component of stockholders’ deficit on other investments as of August 31, 2009 and November 30, 2008.

Note 6 - License Agreements

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB.

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

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. (“ACCPL”) to establish and market its C’elleTM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000 was payable by ACCPL in installments. The first installment of $89,000, net of foreign income taxes, was paid during the second quarter of fiscal 2008. The final payment of $150,000, before foreign income taxes, was paid during the second and third quarters of 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

royalty fees of 8% on storage revenues up to 10,000 specimens. The royalty fees are subject to a 15% foreign income tax that will be withheld by ACCPL and recorded on the consolidated statements of operations. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

Note 7 - Subsequent Event Safti-Cell

On September 24, 2009, the Company entered into and closed on an Asset Purchase Agreement with Red Rock Investments, LLP (“Red Rock”) to purchase the assets and rights related to Safti-Cell, Inc. (“Safti-Cell”), as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement requires the Company to pay $750,000 to Red Rock in installments. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000 will be paid in quarterly installments over the next twelve months. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement.

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

During the nine months ended August 31, 2009, the Company’s revenues decreased 6% as compared to the same period in 2008. The Company reported net income of approximately $1,702,000, or $.14 per basic common share for the nine months ended August 31, 2009 compared to a net loss of approximately ($792,000) or ($.07) per basic common share for the same period in 2008. The increase in net income for the nine months ended August 31, 2009 principally resulted from a 22% decrease in marketing, general and administrative expenses, due mainly to the decrease in operational expenses that have resulted in improved operating efficiencies, as well as, a 25% decrease in cost of sales primarily due to decreased operating expenses and a decline in the number of specimens processed. In addition, research and development expenses were approximately $86,000 for the nine months ended August 31, 2009, a decrease of approximately 47% in comparison to the same period in 2008. The expenses for the nine months ended August 31, 2008 are primarily comprised of expenses related to the initial commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

As of August 31, 2009, the Company had cash and cash equivalents of $6,585,710. The Company’s cash increased by approximately $3,000,000 during the first nine months of fiscal 2009, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during the first nine months of fiscal 2009. As of October 14, 2009, the Company maintains no long-term indebtedness.

Results of Operations - Nine Month Period Ended August 31, 2009

Revenues. Revenues for the nine months ended August 31, 2009 were $12,315,196 as compared to $13,143,831 for the same period in 2008, representing a 6% decrease. The decrease is primarily attributable to a decrease in specimens processed of 8%, in addition to an increase in sales discounts of 24%, partially offset by an 11% increase in recurring annual storage fee revenue for the nine months ended August 31, 2009 compared to the 2008 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the nine months ended August 31, 2009 was $3,514,952 as compared to $4,690,280 for the same period in 2008, representing a 25% decrease. Cost of sales was 29% of revenues for the nine months ended August 31, 2009 and 36% for the nine months ended August 31, 2008. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $213,000 and $212,000 for the nine months ended August 31, 2009 and 2008, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the nine months ended August 31, 2009 compared to the 2008 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine months ended August 31, 2009 were $6,649,926 as compared to $8,471,343 for the 2008 period, representing a 22% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The higher expenses in the 2008 period were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company reduced these discretionary expenses in the 2009 period.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2009 were $86,114 as compared to $161,601 for the 2008 period. The expenses for the nine months ended August 31, 2009 and 2008 are primarily comprised of expenses related to commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Impairment of Marketable Securities. For the nine months ended August 31, 2008, the Company recorded an impairment of marketable securities of $55,066. During the period ended August 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than-temporary, resulting in these investments being written down to fair value. There were no such impairments recorded during the nine months ended August 31, 2009.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2009 was $293,884 compared to $299,159 for the 2008 period.

Interest Expense. Interest expense during the nine months ended August 31, 2009, was $1,064,500 compared to $988,581 during the comparable period in 2008. Interest expense is mainly comprised of payments made to the other parties to the Company’s Revenue Sharing Agreements (“RSAs”) based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the nine months ended August 31, 2009, was $1,161,973 as compared to $845,042 for the 2008 period. Licensee income for the nine months ended August 31, 2009 principally consisted of $911,973 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements as compared to $591,042 in the 2008 period. The increase is due to an increase in the customer base of the Company’s international affiliates. The remaining 2009 and 2008 licensee income related to installment payments of non-refundable up-front license fees from the licensee of the Company’s U-Cord program in India and Venezuela

Equity in Losses of Affiliate. Equity in losses of affiliate was $95,793 for the nine months ended August 31, 2009, compared to $144,306 for the 2008 period. Equity in losses of affiliate for the nine months ended August 31, 2009 and 2008, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $127,000 and $87,000 for the nine months ended August 31, 2009 and 2008, respectively, of foreign income tax expense.

There was no U.S. income tax expense for the nine months ended August 31, 2009 and for the same period in 2008. The Company did not record income tax expense during the third quarter of 2009 or 2008 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. It is managements’ current belief it is “more likely than not” that future tax benefits will not be realized and, as a result, no net deferred tax asset is reflected in the Company’s financial statements.

Results of Operations - Three Month Period Ended August 31, 2009

Revenues. Revenues for the three months ended August 31, 2009 were $4,208,335 as compared to $4,458,024 for the same period in 2008, representing a 6% decrease. The decrease is primarily attributable to a decrease in specimens processed of 1%, in addition to an increase in sales discounts of 40%, partially offset by a 10% increase in recurring annual storage fee revenue for the three months ended August 31, 2009 compared to the 2008 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. Cost of sales for the three months ended August 31, 2009 was $1,229,920 as compared to $1,624,431 for the same period in 2008, representing a 24% decrease. Cost of sales was 29% of revenues for the three months ended August 31, 2009 and 36% for the three months ended August 31, 2008. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $72,000 and $70,000 for the three months ended August 31, 2009 and 2008, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the three months ended August 31, 2009 compared to the 2008 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended August 31, 2009 were $2,336,882 as compared to $2,730,268 for the 2008 period, representing a 14% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The higher expenses in the 2008 period were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company reduced these expenses in the 2009 period.

Impairment of Marketable Securities. During the three months ended August 31, 2008, the Company recognized $22,126 in charges related to impairment of marketable securities. During the period ended August 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than-temporary, resulting in these investments being written down to fair value. There were no such impairments recorded during the three months ended August 31, 2009.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2009 were $27,794 as compared to $67,819 for the 2008 period. The expenses for the three months ended August 31, 2009 and 2008 are primarily comprised of expenses related to commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2009 was $99,426 compared to $97,869 for the 2008 period.

Interest Expense. Interest expense during the three months ended August 31, 2009, was $376,677 compared to $348,829 during the comparable period in 2008. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase.

Licensee Income. Licensee income for the three months ended August 31, 2009, was $353,768 as compared to $340,810 for the 2008 period. Licensee income for the three months ended August 31, 2009 principally consisted of $278,768 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining 2009 licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s C’elle program in India. Licensee income for the 2008 period consisted of $240,810 of royalty income earned on subsequent processing and storage of specimens in geographical areas where the Company has license agreements, and from the sale of sub-license agreements by licensees and $100,000 related to an installment of a non-refundable up-front license fee from the licensee of the Company’s U-Cord program in Venezuela. The increase in royalty income earned on the processing and storage of cord blood specimens where the Company has license agreements is due to an increase in the customer base.

Equity in Losses of Affiliate. Equity in losses of affiliate was $32,146 for the three months ended August 31, 2009, compared to $71,427 for the 2008 period. Equity in losses of affiliate for the three months ended August 31, 2009 and 2008, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $44,000 and $48,000 for the three months ended August 31, 2009 and 2008, respectively, of foreign income tax expense.

There was no U.S. income tax expense for the three months ended August 31, 2009 and for the same period in 2008. The Company did not record income tax expense during the third quarter of 2009 or 2008 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. It is managements’ current belief it is “more likely than not” that future tax benefits will not be realized and, as a result, no net deferred tax asset is reflected in the Company’s financial statements.

Liquidity and Capital Resources

Through August 31, 2009, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At August 31, 2009, the Company had cash and cash equivalents of $6,585,710 as compared to $3,566,366 at November 30, 2008. The increase in cash and cash equivalents during the nine months ended August 31, 2009 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2009 was $3,217,000, which was primarily attributable to the Company’s operating activities, including the receipt of the second $100,000 installment payment from the sale of the Cryo-Cell de Venezuela licensee agreement and the receipt of the second and third installment payments from ACCPL totaling $150,000, net of taxes.

Net cash provided by operating activities for the nine months ended August 31, 2008 was $177,204, which was primarily attributable to the Company’s receipt of approximately $189,000 from the sale of sub license agreements to international affiliates during the first nine months of 2008.

Net cash used in investing activities for the nine months ended August 31, 2009 was $197,656, which was primarily attributable to the costs associated with the application and development of patents and the purchase of property and equipment.

Net cash used in investing activities for the nine months ended August 31, 2008 was $238,800, which was primarily attributable to the purchase of property and equipment and purchase of marketable securities.

There was no cash provided by or used in financing activities during the first nine months of fiscal 2009.

Cash provided by financing activities for the nine months ended August 31, 2008 amounted to $1,350 as a result of an exercise of stock options.

The Company does not have a line of credit or other type of financing instrument. The Company anticipates making non-discretionary capital expenditures of approximately $500,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations. The Company anticipates funding the $750,000 acquisition price of Safti-Cell with cash-on-hand.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the C’elle service, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

Recently Issued Accounting Pronouncements

Please refer to Notes to Consolidated Financial Statements, Note 1.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) for all revenue transactions. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period. As of August 31, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $5,100,000 and $4,600,000, respectively, and the long-term portion of deferred revenue is approximately $7,300,000 and $7,100,000, respectively. The Company also records revenue from shipping and handling when earned. Shipping and handling costs are expensed and included in cost of sales.

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

Income Taxes

Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of tax losses, the economic conditions which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

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

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews its investment for impairment when there are indicators of possible impairment and, if necessary, adjusts the carrying value of such investment. The Company records equity in losses of affiliates until the investment balance is zero and only goodwill is remaining. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of August 31, 2009 and November 30, 2008. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has five active licensing agreements, one covering Mexico, Central America, and Ecuador, one covering Venezuela, two covering India and one covering China.

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

Forward Looking Statements

This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell,” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “anticipate”, “believe,” “goal,” “strategy”, “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our future performance and operating results;

(ii)	our future operating plans;

(iii)	our liquidity and capital resources; and

(iv)	our financial condition, accounting policies and management judgments.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the risk factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” of our most recent Annual Report on Form 10-K and the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of the Company’s C’elle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	any adverse performance by or relations with any of our licensees; and

(xv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xvi)	any inability to realize cost savings as a result of recent acquisitions;

(xvii)	any inability to realize a return on an investment ;

(xviii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xix)	other factors many of which are beyond our control

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this Quarterly Report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable since we are a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the Annual Meeting of Stockholders on July 14, 2009. The stockholders voted on the following:

Election of seven directors.

The following results were certified by the Inspector of Elections on July 15, 2008:

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominees Elected	For	Withheld
Mercedes Walton	5,998,823	3,725,439
Gaby W. Goubran	7,458,430	2,265,832
John Mathews	9,179,464	544,798
Anthony P. Finch	7,539,726	2,184,536
Andrew J. Filipowski	7,460,944	2,263,318
Ki Yong Choi	9,179,749	544,513
Scott Christian	7,457,506	2,266,756

Ratification of Auditor Appointment. The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2009 was approved by the following vote:

For	Against	Abstain
7,829,512	1,410,160	484,591

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/S/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/S/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: October 15, 2009