Form 10-K
period 2009-11-30
CRYO CELL INTERNATIONAL INC
filed 2010-03-01
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2009

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

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number: (813) 749-2100

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $10,697,858.

As of January 31, 2010, the Registrant had 11,752,574 shares of Common Stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Form 10-K, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the factors discussed under Item 1A “Risk Factors” of this Form 10-K.

ITEM 1.	BUSINESS.

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) operates in one reportable segment and is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company, in combination with its global affiliates currently stores over 200,000 cord blood specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. The Company is one of the world’s largest and most established private family cord blood stem cell banks in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations, including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage units at the Company’s technologically and operationally advanced facility in Oldsmar, Florida.

In recent years, the Company has expanded its research and development (“R&D”) activities to develop technologies related to stem cells other than umbilical cord blood stem cells such as fetal and maternal stem cells harvested from the placenta. During 2006, the Company discovered novel technology related to menstrual stem cells. In November 2007, the Company announced the launch of its C’elleSM service related to this patent-pending technology, and the Company continues to focus its current research and development activities principally on the C’elle service and related new menstrual stem cell technologies. The Company is actively marketing the C’elle service which is available both through a bundled offer with the Company’s U-Cord service and on a stand-alone basis.

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

Stem cells are found in umbilical cord/placental blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 12,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

The Company believes that the market for cord blood stem cell preservation is enhanced by global discussion on stem cell research developments and the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, a newborn’s U-Cord® cells can be stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

Our Cord Blood Stem Cell Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into a 21-year pre-paid storage plan.

The Company’s corporate headquarters are located in a nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (“FDA”) 21 CFR Part 1271, effective in May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s laboratory processing facility contains a Class 10,000 clean room and Class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker,” with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. The Company believes that it was the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility. The Company’s facility, which also currently houses the Company’s clinical services, marketing and administrative operations, is designed and appointed to accommodate a broad range of events such as client tours and open houses, as well as educational workshops for clinicians and expectant parents.

The Company, in combination with its global affiliates, currently stores over 200,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. The Company believes it is one of the world’s largest family cord blood stem cell banks in terms of the number of worldwide specimens preserved by the Company and its affiliates.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The most established private family cord blood bank, with an established client base (including licensees) exceeding 200,000 worldwide,

•	Our status as the only cGMP- and cGTP-compliant private cord blood bank with both International Organization for Standardization (“ISO”) certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	demonstrated success in the transplant of processed specimens,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week client support staff to assist clients and medical caregivers,

•	high-value pricing,

•	the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college,

•	our Client for Life™ Program, announced in December 2005, that enables clients to lock-in today’s U-Cord® Service prices for the family’s future newborns,

•

a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions,

•

a $10,000 Cryo-Cell Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s Cryo-Cell processed and stored cord blood specimen is utilized for bone marrow transplant, and

•

the availability of our C’elle services bundled with the U-Cord services, Protect Baby Protect MomSMwhich gives expectant mothers the ability to store their own stem cells on a combined and value priced basis.

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

Although menstrual stem cells have not been used to date in human therapies, animal studies of menstrual stem cells have commenced, showing strong potential value. This research is further supported by several recent scientific publications that demonstrate the potential of menstrual stem cells for human therapies such as cardiac and bone repair. Cryo-Cell is the first and only company to launch a service, C’elle, that will enable women to collect and store these stem cells. The Company has filed patent applications to protect a broad range of intellectual property (IP) associated with C’elle menstrual stem cell technology, and it intends to license the exclusive service in selected global markets. The Company has executed collaborative research agreements with several leading stem cell researchers who have initiated preclinical studies in a broad range of diseases reflecting the significance of this discovery, including diabetes, cardiac and neurological diseases and disorders such as stroke and Alzheimer’s disease.

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

Marketing

Marketing Approach

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 75 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have at least a 1-in-4 chance of being a perfect match for a sibling. There is no assurance; however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

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

U-Cord Service

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2009 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

To increase awareness among expectant parent audiences, the Company continues to promote its service through internet marketing and print advertising in several national targeted prenatal magazines including American Baby and Fit Pregnancy, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and the Company has increased its internet marketing campaigns.

The Company’s client support team of highly trained advisors are available by telephone 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

The Company continues to use its Web site, www.cryo-cell.com, to market its services and to provide resource information to expectant parents. The site, which is frequently updated and improved, is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the U-Cord® service and enroll online. Viewers may read about successful transplants using Cryo-Cell stored cord blood stem cells and access other topical information.

C’elle Service

The C’elle marketing strategy includes plans to leverage the new service with the Company’s existing cord blood clientele primarily to prospective new cord blood clients through a bundled offer (“Protect Baby, Protect Mom”). The comprehensive website for C’elle, www.celle.com, includes an e-commerce platform that enables clients to purchase annual plans or the 21-year pre-paid storage plan, which is only available with the bundled offer. The Company believes that many women in the target market may opt to participate in the C’elle service more than one-time because of family history of disease; perimenopause; or other conditions, such as a prospective hysterectomy.

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

The Company has executed numerous collaborative research agreements with stem cell researchers who are studying C’elle menstrual stem cells in various pre-clinical models including diabetes; breast cancer; heart disease, vascular regeneration and stroke. The Company does not have funding commitments with any of the collaborative research agreements.

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

The competitors mentioned above, and others, may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, the Company believes that the competitors mentioned above, along with others, charge significantly more for comparable quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2008 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system (QMS). This achievement positions Cryo-Cell as the industry quality leader as the only cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation. The Company believes it offers the most superior value of highest quality cryopreservation processing and storage in the industry.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. The Company voluntarily registered with the FDA in January 2003 and has successfully updated that registration for 2010, thus meeting this compliance requirement.

The division of FDA which regulates HCT/P’s is the Center for Biologics Evaluation and Research (“CBER”). The section of FDA Code of Federal Regulations (“CFR”) pertaining to cord blood is 21 CFR 1271. Since 2004, the FDA has formulated a “Tissue Action Plan” which consists of these three rules:

1.	As of January 21, 2004, all cord blood banks are required to register with the FDA. Any cord blood bank which has a laboratory should be on the web page of FDA Registered Establishments.

2.	The second rule was published May 20, 2004, and became effective May 25, 2005. It pertains to donor eligibility. This rule requires more screening of donors for communicable diseases.

3.	The final rule establishes FDA standards of current Good Tissue Practice (“GTP”) for laboratories which process HCT/P’s. This rule was published November 19, 2004, became effective May 25, 2005, and is intended to prevent contamination or cross-contamination during the handling of HCT/P’s.

These three FDA rules only apply to cord blood processed on or after the effective date of May 25, 2005. The final rule allows the FDA to inspect cord blood laboratories to determine compliance with the provisions of 21 CFR Part 1271. In the summer of 2009, the FDA began conducting unannounced inspections of cord blood banks.

Currently, the states of California, Illinois, Maryland, New Jersey and New York require cord blood banks to be registered or licensed. The Company is currently registered or licensed to operate in these states. If the Company identifies other states with licensing requirements or if other states adopt such requirements, the Company would have to obtain licenses or registration to continue providing cord blood services in those states.

Federal and state laws govern the Company’s ability to obtain and, in some cases, to use and disclose data that we may need to conduct certain activities. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. The Company is not subject to HIPAA because the Company does not engage in certain electronic transactions related to the reimbursement of healthcare providers and because blood and tissue procurement and banking activities are exempt. However, the healthcare providers that collect umbilical cord blood for the Company’s customers are subject to HIPAA. The identifiable information shared is only what is permitted by HIPAA. In 2009, a portion of the American Recovery and Reinvestment Act of 2009 modified HIPAA under the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). While the Company is still not subject to HIPAA for the reasons stated above the Company may incur material expenses associated with compliance efforts. In addition, compliance may require management to spend substantial time and effort on compliance measures. If the Company fails to comply with HIPAA, it could suffer criminal and civil penalties. The civil penalties could include monetary penalties ranging from $100 per violation to $1.5 million depending on the level of violation.

The Company is also subject to local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances. These laws include the Occupational Safety and Health Act (“OSHA”), cGTPs, cGMPs, Environmental Protection Agency (“EPA”), and those of the local Department of Health.

Enacted in 1970, OSHA requires all employers to assure safe and healthful working conditions for working men and women through development and implementation of work standards, education, and training. OSHA enforces the standards developed under the Act, applicable to all employers in the U.S. and its territories. cGTPs are laws, enforced by the FDA, that define and govern methods used in the manufacture of Human Cells, Tissues, and cellular and tissue-based Products (HCT/Ps). Current Good Manufacturing Practices (cGMPs) are laws, enforced by the FDA, that define and govern methods used in the manufacture of drugs and finished pharmaceuticals. Both of the latter federal practices, or laws, govern the Company’s products.

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

Subsidiaries and Joint Ventures

Since its inception, Cryo-Cell has entered into a number of business activities through subsidiaries and joint ventures, including the following activities and those described under “International” below. Cryo-Cell had de-emphasized certain of these activities in prior periods in connection with the Board of Directors’ strategic decision to focus the Company’s priorities and resources on its core business of marketing cord blood stem cell preservation services. In recent periods, however, the Company intends to evaluate and pursue certain opportunities for global expansion, on a selective basis, in which operational synergies and economic potential align with Cryo-Cell’s strategic direction.

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 35% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2009 and 2008. Saneron is the owner and/or exclusive licensee of technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent Applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL) and Sertoli cells (SERT-CELL).

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

Safti-Cell, Inc. On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP to purchase the assets and rights related to Safti-Cell, Inc., which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 has been allocated to the purchase of the cryogenic storage units and $696,850 has been allocated to the cancellation of the contract and included in the consolidated statement of operations and comprehensive income (loss) for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which has a stated interest rate of 3.25% and is collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, will be paid in equal quarterly installments of principal plus interest of approximately $95,000 over the next twelve months and is secured by the assets purchased by the Company. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s total payments to Safti-Cell for storage for the fiscal years ended November 30, 2009 and 2008 were $236,304 and $324,210, respectively. Due to the cancellation of the contract with Safti-Cell, the Company will be saving approximately $3,300,000 over the next 12 years.

Revenue Sharing Agreements

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

On November 5, 1998, an agreement previously entered into with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a revenue sharing agreement in the state of New Jersey. The 1998 agreement transferred the $100,000 investment such that it now applies to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

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

The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to year end November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $1,284,805 and $1,145,338 for the fiscal years ended November 30, 2009 and 2008, respectively. The Company recorded an RSA accrual of $745,127 and $602,245 as of November 30, 2009 and 2008, respectively, which are included in accrued expenses in the Company’s consolidated financial statements under Item 8 of the Annual Report or Form 10-K.

International

Cryo-Cell De Mexico

In June 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001, February 2007 and October 2009, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. The Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company also receives royalties on storage revenues based on a percentage of the amount received by Cryo-Cell de Mexico. The total royalty payments per the revised 2007 agreement are capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $699,000 and $605,000 for the years ended November 30, 2009 and 2008, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive income (loss). In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $813,000 and $628,000 for the years ended November 30, 2009 and 2008 and are reflected in revenues in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

Asia Cryo-Cell Private Limited

On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”), as amended on January 22, 2007, to establish and market its U-Cord® program in India. The up-front license fee of $750,000 was payable by ACCPL in installments through 2007. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL in 2004. The Company also receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India. The Company also receives royalties on storage revenues of 10%. The total royalty payments per the agreement are capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $405,000 and $227,000, which principally consisted of $277,808 and $197,965 in royalty income earned on the processing and storage of cord blood stem cell specimens for the years ended November 30, 2009 and, 2008, respectively and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by ACCPL in installments. The first installment of approximately $89,000, net of foreign income taxes of approximately $11,000, was paid during the second quarter of fiscal 2008. The final payments of approximately $127,000, net of foreign income taxes of approximately $23,000, were paid during the second and third quarters of 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

On June 27, 2009, the Company amended the original definitive License and Royalty agreement with ACCPL dated July 14, 2004 and further amended the agreement on January 7, 2010. The amendments expand the licensed territory to include Bangladesh, Nepal, Sri Lanka, Bhutan, Maldives, Oman, Saudi Arabia and the United Arab Emirates. There are no incremental license fees associated with the expanded licensed territory.

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009. The installment payments are reflected in licensee income in the accompanying consolidated statements of operations and comprehensive income (loss). Processing and storage revenue totaled approximately $245,000 and $109,000 for the years ended November 30, 2009 and 2008, respectively, and is reflected in revenues in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

On February 22, 2010, the agreement was amended extending the territory to include Peru, Chile and Colombia to directly market the U-Cord program throughout Peru, Chile and Colombia and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company will receive a fee for processing and storage of the specimens. The initial up-front storage and license fee is $450,000 and is non-refundable. The Company received the first installment of $125,000 during the first quarter of 2010 and the second installment of $150,000 is due 18 months from the effective date of the amendment and the final installment of $175,000 is due 30 months from the effective date.

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company did not record royalties in fiscal 2009.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company will also receive royalty fees of 14% - 18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not record license fees or royalties in fiscal 2009.

On October 1, 2009, the Company entered into a license agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s C’elle preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 18% - 22% of the C’elle collection and processing revenues generated by IMS. The Company will also receive royalty fees of 20% - 24% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not record license fees or royalties in fiscal 2009.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $60,000 which is to be paid in three installments over the next two years. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010. The second and third installments are payable during Q1 of fiscal 2011 and 2012, respectively.

Employees

At November 30, 2009, there are 48 full-time employees and 1 part-time employee on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-K and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. The forward-looking statements in this Form 10-K involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

Market acceptance of our new C’elle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain.

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

Our stem cell storage business is subject to the impact of deteriorating economic conditions, including rising unemployment, lower consumer confidence and restricted access to credit. Any of these conditions in the U.S. economy may adversely affect customers’ decisions to use our preservation and storage services or to continue making payments on existing storage contracts. These factors may adversely affect our revenues and cash flows in future periods. Because consumer spending for the processing and storage of umbilical cord blood stem cells and menstrual stem cells can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that don’t depend on discretionary spending. We have experienced an increase in bad debt expense which we believe is primarily a result of the economy and we have also increased our use of discounts promotions to attract returning and new clients in light of economic conditions. Deteriorating global economic conditions may affect our revenues from our foreign licensees and distributors and may make it more difficult to sign additional license and distribution agreements in foreign countries. If these factors adversely affect our revenues, this could have a material adverse effect on our results of operations and financial condition.

Changes in the cord blood storage technologies could render our services less desirable or obsolete.

Our storage facilities could be rendered less desirable or obsolete in the future by technological advances in cryopreservation technologies. Other cord blood banks may have better technologies than ours for preserving the cord blood units collected to facilitate future harvest of stem cells contained in the cord blood. To effectively compete in the future, we may need to invest significant financial resources to keep pace with technological advances in cord blood storage technologies. If we fail to respond rapidly to changing technologies it could have a material and adverse impact on our business and cause our revenues to decline. Any significant capital requirements could adversely affect our profitability because we may not be able to pass the costs onto our clients.

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

Our licensing activities in Mexico/Central America, India and Venezuela accounted for $1,331,553 and $1,036,965 of licensee income for the years ended November 30, 2009 and 2008, respectively. We also have new licensing activities in China, Germany, Nicaragua and Pakistan. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

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

•	To the extent our license agreements are exclusive we are dependent solely on the success of the particular licensee.

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

We depend on our ability to store, retrieve, process, and manage a significant amount of information through our computer systems. Like most computer systems, our systems are subject to the risks of failure, computer viruses, and unauthorized individuals (hackers) obtaining access to and inadvertently or purposefully damaging them. The Company believes the security systems and virus-detection controls we have implemented significantly reduce these risks. If our computer systems nonetheless fail or are compromised, sensitive information regarding our customers may become publicly available. In such an event, we may be exposed to liability from customers, may lose customers and may suffer significant damage to our business reputation. We are currently in the process of switching over to a new and improved platform but there can be no assurance that it will be successful. Any of these events could have a materially adverse effect on our business and financial condition.

A failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 122,000 specimens in Oldsmar, Florida and Florida is susceptible to hurricanes. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, hurricanes, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

We may be required to spend substantial time, money and effort to comply with legislative and regulatory initiatives relating to patient privacy.

There are government regulations addressing patient information privacy and security concerns that impact our business. In particular, regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, contain provisions that require us to adopt business procedures designed to protect the privacy of each of our patients’ individual health information. We may be required to spend substantial time, money and effort on compliance measures. The HIPAA regulations expose us to increased regulatory risk if we fail to comply. If we fail to comply with the HIPAA regulations, we could suffer civil and civil penalties. The civil penalties could include monetary penalties ranging from $100 per violation to $1.5 million depending on the level of violation.

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

We are exposed to potential risks resulting from new internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

While we have evaluated our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm has not issued its attestation report on our internal controls due to temporary rules of the SEC. There can be no assurances that when our independent registered public accounting firm performs its attestation work that it will concur with management’s assessment. Any failure to obtain the attestation report from our independent registered public accounting firm or the identification of material weaknesses by them could result in unexpected delays in further implementing the requirements relating to internal controls; remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and any remediation required when our auditors perform their attestation work in order to comply with the auditor attestation requirements. We are a small company with limited resources that could make it difficult for us to comply with the auditor attestation requirements of Section 404 in a timely fashion. If we are not able to comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

We depend on the services of our senior management for our success and must retain and attract other highly skilled personnel to maintain and grow our business.

Our performance and success is substantially dependent on the continued services and on the performance of our senior management. Our performance and success also depends on our ability to retain and motivate our other key employees. The services of our Chairman and Chief Executive Officer, Mercedes Walton, our Vice President, Finance and Chief Financial Officer, Jill Taymans, our Vice President of Laboratory Operations and R&D, Julie Allickson, Ph.D are important to our ability to implement our business strategy and a loss of their services could harm our business. We have entered into employment agreements with Ms. Walton, Taymans and Allickson. The Company does not carry “key-man” life insurance on these individuals. Our future performance and success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to successfully maintain and build our business could suffer significantly.

Our warranty program could subject us to claims in the future that could have a material impact on our financial results

In December 2005, we began providing clients enrolled under the new pricing structure with a payment warranty under which we agree to pay $50,000 to the client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program we will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. While we have not experienced any claims under the warranty program nor have we incurred costs related to these warranties, we could be subject to a significant number of claims in the future that could require us to pay out substantial sums that could have a material adverse impact on our financial results. We do not maintain insurance for this warranty program but we do maintain reserves to cover our estimated potential liabilities. However, we cannot provide assurances that the reserves are adequate.

Risks Related to Our Common Stock

Our common stock price may be volatile and our trading volume low and as a result you may not be able to resell your shares of our common stock at or above the price you paid.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Also, the daily trading volume of our common stock has historically been relatively low. Over the past two years, the price of our common stock has fluctuated from a high of $2.32 to a low of $0.40. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

Our common stock trades in an illiquid market, which may make it difficult for you to sell your shares at times and prices you believe to be appropriate.

Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in securities analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, if at any time our the trading price of our stock is below $5.00 per share it is subject to the SEC’s “penny stock” rules. Because the “penny stock” rules impose certain requirements on brokers, they may be less willing to execute transactions in our securities. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

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

We could issue additional common stock which could negatively impact the price of our stock.

Our board of directors has authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, if we need to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options to purchase shares of our common stock.

We have no intention of paying dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company entered into a ten-year lease in April 2004 for its new 17,600 square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida for rent of approximately $141,000 per year for each of the first two years and escalating thereafter. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Low Closing Bid	High Closing Bid
Quarter Ended
February 28, 2009	0.42	0.74
May 31, 2009	0.46	1.48
August 31, 2009	1.12	2.32
November 30, 2009	1.66	2.31

February 29, 2008	0.67	1.22
May 31, 2008	0.65	0.93
August 31, 2008	0.62	0.85
November 30, 2008	0.40	0.80

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2009, the Company had 300 shareholders of record, and management believes there are approximately 5,000 additional beneficial holders of the Company’s common stock.

Equity Compensation Plan Information as of November 30, 2009

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International 2000 Stock Incentive Plan	958,752	$2.88	0	(1)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	237,728	1.64	762,272
Total	1,196,480	$2.66	762,272

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2009, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. The Company currently charges fees of $1,595 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also offers a one-time payment plan, where the client is charged $3,495 with discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the year ended November 30, 2009, the Company’s revenues decreased 6% as compared to the same period in 2008. The Company reported net income of approximately $1,425,000, or $.12 per basic common share for fiscal 2009 compared to a net loss of approximately ($726,000) or ($.06) per basic common share for fiscal 2008. The increase in net income in fiscal 2009 principally resulted from a 17% decrease in marketing, general and administrative expenses, due mainly to the decrease in operational expenses that resulted from improved operating efficiencies, as well as, a 26% decrease in cost of sales primarily due to a decline in the number of specimens processed and operational efficiencies in the processing and storage process. In addition, research and development expenses were approximately $102,000 for fiscal 2009, a decrease of approximately 47% in comparison to fiscal 2008. Research and development expenses in 2008 were primarily comprised of expenses related to the initial commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007. These decreases were offset by a one-time charge of approximately $697,000 for the Safti-Cell contract cancellation. Due to the cancellation of the contract with Safti-Cell, and moving all of the specimens previously stored by Safti-Cell to the Company’s storage facility in Oldsmar, Florida, the Company expects to save approximately $3,300,000 in storage expense over the next twelve years.

As of November 30, 2009, the Company had cash and cash equivalents of $6,850,765. The Company’s cash increased by approximately $3,300,000 during fiscal 2009, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during fiscal 2009. As of February 28, 2010, the Company maintains no long-term indebtedness.

Results of Operations

Revenue. For the fiscal year ended November 30, 2009, the Company had revenue of $16,326,684 compared to $17,278,058 for the fiscal year ended November 30, 2008 representing a 6% decrease. The decrease is primarily attributable to a decrease in specimens processed of 8%, in addition to an increase in sales discounts of 23%, partially offset by a 10% increase in recurring annual storage fee revenue for the year ended November 30, 2009 compared to the 2008 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Cost of Sales. For the fiscal year ended November 30, 2009, cost of sales was $4,532,509, as compared to $6,113,514 for the fiscal year ended November 30, 2008 representing a 26% decrease. Costs of sales were 28% and 35% of revenues in fiscal 2009 and 2008, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $286,000 for the year ended November 30, 2009 compared to approximately $282,000 for the 2008 period. The decrease in cost of sales is primarily attributable to the increase in operational efficiencies as well as the decrease in specimens processed during the year ended November 30, 2009 compared to the 2008 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2009 were $8,936,679 as compared to $10,827,326 for the fiscal year ended November 30, 2008 representing a 17% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease was principally attributable to a 25% decrease in expenses from public relations activities and a 35% decrease in expenses from consumer advertising. The higher expenses in fiscal year 2008 were principally attributable to the implementation of the Company’s strategic initiatives to increase market share and achieve unit growth by strengthening the resources allocated to sales and marketing. The Company began to reduce these expenses during the latter part of fiscal 2008.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2009, were $102,414 as compared to $194,462 in 2008. The expenses for the years ended November 30, 2009 and 2008 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Impairment of Assets. For the fiscal year ended November 30, 2008, the Company recorded an impairment of marketable securities of $60,736. During the quarter ended August 31, 2008, management reviewed the cost basis of certain investments in marketable securities and determined that the decline in market value was other-than-temporary, resulting in these investments being written down to fair value. There were no such impairments recorded during fiscal 2009.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the year ended November 30, 2009 was $385,978 compared to $408,766 for the 2008 period.

Safti-Cell Contract Cancellation Costs. On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP to purchase the assets and rights related to Safti-Cell, Inc., which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 has been allocated to the purchase of the cryogenic storage units and $696,850 has been allocated to the cancellation of the contract and included in the consolidated statements of operations and comprehensive income (loss) for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which has a stated interest rate of 3.25% and is collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, will be paid in quarterly installments of principal and interest of approximately $95,000 over the next twelve months and is secured by the assets purchased by the Company. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s total payments to Safti-Cell for storage for the fiscal years ended November 30, 2009 and 2008 were $236,304 and $324,210, respectively. Due to the termination of the back-up storage agreement, the Company will no longer be obligated to make the storage payments. Due to the cancellation of the contract with Safti-Cell, the Company expects to save approximately $3,300,000 over the next twelve years.

Interest Expense. Interest expense during the fiscal year ended November 30, 2009, was $1,416,160 compared to $1,321,771 in 2008. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the

Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees charged related to 33,000 specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $23,759 and $30,251 for the years ended November 30, 2009 and 2008, respectively.

Licensee Income. Licensee income for the fiscal year ended November 30, 2009, was $1,331,553 as compared to $1,036,965 in 2008. Licensee income for fiscal 2009 principally consisted of $1,104,113 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements as compared to $847,567 in the 2008 period. The increase is due to an increase in the customer base of the Company’s international affiliates. The remaining 2009 and 2008 licensee income related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Nicaragua and Venezuela and the Company’s C’elle program in India.

Equity in Losses of Affiliate. Equity in losses of affiliate was $112,769 for the fiscal year ended November 30, 2009 compared to $164,337 in 2008. Equity in losses of affiliate for the years ended November 30, 2009 and November 30, 2008 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2009 and November 30, 2008, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax provision or benefit during the fiscal years ended November 30, 2009 and 2008, as the provision for 2009 was offset by the utilization of net operating loss carry forwards and the benefit for 2008 was offset by an increase in the valuation allowance. The Company did not pay United States federal income taxes during the fiscal years ended November 30, 2009 and November 30, 2008 because the Company utilized their net operating loss carryforward.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $122,000 and $105,000 for the years ended November 30, 2009 and 2008, respectively, of foreign income tax expense. The increase in foreign tax expense is attributable to the increase in royalties recognized during fiscal 2009.

Liquidity and Capital Resources

Through November 30, 2009, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees, as well as licensee income. The Company does not expect a change in its principal source of cash flow.

At November 30, 2009, the Company had cash and cash equivalents of $6,850,765 as compared to $3,566,366 in 2008. The Company also has certain investments in marketable securities, which totaled $966,404 as of November 30, 2009. The increase in cash and cash equivalents in 2009 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2009 was $3,747,854, which was primarily attributable to the Company’s net income, payments received on long-term storage contracts and payments from licensees, including the receipt of the second $100,000 installment payment from the sale of the Cryo-Cell de Venezuela licensee agreement and the receipt of the second and third installment payments from ACCPL totaling $127,440, net of taxes which was partially offset by the first installment paid for the cancellation of the Safti-Cell contract during the fourth quarter of fiscal 2009 in the amount of $375,000.

Net cash provided by operating activities in fiscal 2008 was $614,163, which was primarily attributable to the Company’s net income and payments received on long-term storage contracts including receipt of approximately $189,000 from the sale of licensee agreements to international affiliates during fiscal 2008.

Net cash used in investing activities in fiscal 2009 was $463,455, which was primarily attributable to the purchase of property and equipment and the investment in patents.

Net cash used in investing activities in fiscal 2008 was $413,858, which was attributable to the sale of marketable securities offset by the purchase of property and equipment and the costs associated with the application and development of patents.

There was no cash provided by or used in financing activities during fiscal 2009.

Net cash provided by financing activities in fiscal 2008 was $1,350 as a result of an exercise of stock options.

The Company does not have a line of credit. The Company owes the remaining balance of $375,000 to be paid to Red Rock for the acquisition of Safti-Cell, which is secured by the assets purchased by the Company. The balance is to be paid in quarterly installments of principal and interest of $95,388 during fiscal 2010.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For further discussion of the Company’s significant and critical accounting policies, refer to Note 1 – “Description of Business and Summary of Critical and Significant Accounting Policies” to the Consolidated Financial Statements contained in Item 8 of this document.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long term storage contracts which the Company has under license agreements. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. As of November 30, 2009 and November 30, 2008, the current portion of deferred revenue is approximately $5,400,000 and $5,000,000, respectively, and the long-term portion of deferred revenue is approximately $7,400,000 and $7,000,000, respectively. The Company also records revenue from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled and processed in the U-Cord® processing and storage program and amounts due from licensee affiliates and do not require collateral. Accounts receivable due from clients are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2009 and November 30, 2008, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax provision or benefit during the fiscal years ended November 30, 2009 and 2008, as the provision for 2009 was offset by the utilization of net operating loss carry forwards and the benefit for 2008 was offset by an increase in the valuation allowance. The Company did not pay United States federal income taxes during the fiscal years ended November 30, 2009 and November 30, 2008 because the Company utilized their net operating loss carryforward.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $122,000 and $105,000 for the years ended November 30, 2009 and 2008, respectively, of foreign income tax expense. The increase in foreign tax expense is attributable to the increase in royalties recognized during fiscal 2009.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2009 and 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2009 and November 30, 2008. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized patent costs, net of accumulated amortization, as of November 30, 2009 and November 30, 2008 are $401,206 and $243,863, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has fourteen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Nicaragua, Ecuador, Panama, Honduras, Venezuela, China and Pakistan. The following areas each have two license agreements: China and Germany.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues received by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador, Pakistan and Venezuela. These fees are included in revenue on the consolidated statements of operations and comprehensive income (loss). As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This standard establishes principles and requirements for how the acquirer recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard on December 1, 2009.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued an accounting standard to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This accounting standard is effective in fiscal periods beginning on or after December 15, 2008. The Company is currently assessing the impact that this standard may have on its consolidated financial statements upon adoption on December 1, 2009.

Subsequent Events

In May 2009, the FASB issued an accounting standard, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is effective for interim or annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the third quarter ended August 31, 2009.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an Accounting Standard Update (“ASU”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company has not determined if it will adopt this new update on December 1, 2010. The Company is currently evaluating the impact this update may have on its consolidated financial statements upon its required adoption on December 1, 2011.

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

The following consolidated financial statements of CRYO-CELL International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income (Loss) For the Years Ended November 30, 2009 and 2008

Consolidated Statements of Cash Flows For the Years Ended November 30, 2009 and 2008

Consolidated Statements of Stockholders’ Deficit For the Years Ended November 30, 2009 and 2008

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are already included in the Notes to the Consolidated Financial Statements included under this Item 8 or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (a Delaware corporation) as of November 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Orlando, Florida March 1, 2010

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2009	November 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$6,850,765	$3,566,366
Restricted cash	200,000	200,000
Marketable securities and other investments	960,000	1,125,000
Accounts receivable and advances (net of allowance for doubtful accounts of $510,440 and $766,524, respectively) (1)	2,246,181	2,250,835
Deferred tax assets	15,000	21,000
Prepaid expenses and other current assets	682,215	521,041

Total current assets	10,954,161	7,684,242

Property and Equipment-net	2,369,888	2,570,597

Other Assets
Marketable securities and other investments	6,404	6,404
Note receivable	91,758	89,411
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	501,917	282,122

Total other assets	1,284,079	1,061,937

Total assets	$14,608,128	$11,316,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$750,127	$835,670
Accrued expenses	2,130,760	1,226,045
Deferred revenue (1)	5,449,483	4,939,653

Total current liabilities	8,330,370	7,001,368

Other Liabilities
Deferred revenue, net of current portion (1)	7,407,287	6,996,264
Deferred tax liabilities	15,000	21,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	286,441	382,847

Total other liabilities	11,458,728	11,150,111

Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,752,574 as of November 30, 2009 and 11,750,543 as of November 30, 2008 issued and outstanding)	117,526	117,505
Additional paid-in capital	24,588,850	24,682,328
Treasury stock, at cost	(484,535)	(807,020)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(29,308,756)	(30,733,461)

Total stockholders’ deficit	(5,180,970)	(6,834,703)

Total liabilities and stockholders’ deficit	$14,608,128	$11,316,776

(1)	See Note 8, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	November 30, 2009	November 30, 2008
Revenue	$16,326,684	$17,278,058

Costs and Expenses:
Cost of sales	4,532,509	6,113,514
Marketing, general and administrative expenses	8,936,679	10,827,326
Research, development and related engineering	102,414	194,462
Impairment of marketable securities	—	60,736
Depreciation and amortization	385,978	408,766
Safti-Cell contract cancellation costs (Note 12)	696,850	—

Total costs and expenses	14,654,430	17,604,804

Operating Income (Loss)	1,672,254	(326,746)

Other Income (Expense):
Interest income	71,638	154,817
Interest expense	(1,416,160)	(1,321,771)
Licensee income (1)	1,331,553	1,036,965

Total other income (expense)	(12,969)	(129,989)

Income (loss) before equity in losses of affiliate and income tax expense	1,659,285	(456,735)
Equity in losses of affiliate	(112,769)	(164,337)

Income (loss) before income tax expense	1,546,516	(621,072)
Income tax expense - foreign (1)	(121,811)	(105,177)

Net Income (Loss)	$1,424,705	$(726,249)

Net income (loss) per common share - basic	$0.12	$(0.06)

Weighted average common shares outstanding - basic	11,751,172	11,725,806

Net income (loss) per common share - diluted	$0.12	$(0.06)

Weighted average common shares outstanding - diluted	11,800,989	11,725,806

Comprehensive income (loss):
Net income (loss)	$1,424,705	$(726,249)
Unrealized gain on marketable securities	—	24,564

Comprehensive income (loss)	$1,424,705	$(701,685)

(1)	See Note 8, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30, 2009	November 30, 2008
Cash Flows from Operating Activities:
Net income (loss) (1)	$1,424,705	$(726,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	671,821	678,151
Compensatory element of stock options	117,396	197,184
Provision for doubtful accounts	488,969	279,315
Impairment of marketable securities	—	60,736
Equity in losses of affiliate	112,769	164,337
Changes in assets and liabilities:
Accounts receivable and advances (1)	(484,315)	(98,596)
Note receivable	(2,347)	(9,323)
Prepaid expenses and other current assets	(161,174)	49,071
Deposits and other assets	(62,452)	656
Accounts payable	(85,543)	(1,055,931)
Accrued expenses	903,578	(119,913)
Deferred consulting obligation	(96,406)	(89,897)
Deferred revenue (1)	920,853	1,284,622

Net cash provided by operating activities	3,747,854	614,163

Cash flows from investing activities:
Purchases of property and equipment	(449,499)	(133,167)
Purchases of marketable securities and other investments	(1,010,000)	(1,125,000)
Proceeds from sale of marketable securities and other investments	1,175,000	1,003,434
Investments in patents	(178,956)	(159,125)

Net cash used in investing activities	(463,455)	(413,858)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,350

Net cash provided by financing activities	—	1,350

Increase in cash and cash equivalents	3,284,399	201,655
Cash and cash equivalents - beginning of year	3,566,366	3,364,711

Cash and cash equivalents - end of period	$6,850,765	$3,566,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,352,201	$1,172,690

Cash paid for income taxes - foreign	$63,560	$88,041

Supplemental schedules of non-cash investing and financing activities:
Unrealized gain as a component of marketable securities and stockholders’ deficit	$—	$24,564

Reclassification between additional paid-in capital and accumulated deficit related to stock compensation expense and losses in affiliates	$—	$75,599

Sale of Cryo-Cell common stock held by Saneron; reduction of treasury stock	$322,485	$—

Taxes payable upon net exercise of stock options	$1,137	$14,788

(1)	See Note 8, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance at November 30, 2007 (1)	11,672,129	$116,721	$24,410,628	($807,020)	($118,619)	($30,082,811)	$(6,481,101)
Effect of change in volatility on stock compensation expense and losses in affiliates recorded in prior periods			(75,599)			75,599	—
Shares issued upon exercise of stock options	78,414	759					759
Unrealized gain on marketable securities					24,564		24,564
Compensatory element of stock options			361,521				361,521
Exercise of stock options		25	1,325				1,350
Stock received for option exercises			(15,547)				(15,547)
Net loss (1)						(726,249)	(726,249)

Balance at November 30, 2008	11,750,543	117,505	24,682,328	(807,020)	(94,055)	(30,733,461)	(6,834,703)

Shares issued upon exercise of stock options	2,031	21					21
Compensatory element of stock options			230,165				230,165
Stock received for option exercises			(1,158)				(1,158)
Sale of Cryo-Cell common stock held by Saneron			(322,485)	322,485			—
Net income						1,424,705	1,424,705

Balance at November 30, 2009	11,752,574	$117,526	$24,588,850	$(484,535)	$(94,055)	$(29,308,756)	$(5,180,970)

(1)	See Note 8, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company is engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. Revenues recognized primarily represent sales of the U-Cord® program to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage equipment. The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000, the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during the fiscal years ended November 30, 2009 and 2008. As of November 30, 2009, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. During 2009, the Company sold its interest in Safti-Cell, Inc. as part of the Asset Purchase Agreement (see Note 12).

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (“CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or “Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% minority interest in SCTI. As of November 30, 2009 and 2008, the Company has an interest of approximately 35% in SCTI. The accompanying consolidated financial statements as of November 30, 2009 and 2008 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2009 and 2008 and for the years then ended include the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Depository Insurance (FDIC) limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk. The Company may from time to time invest some of its cash funds in certificates of deposit and bond investments maintained by brokers who are insured under the Securities Investor Protection Corporation (SIPC). The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

The Company depends on one supplier for the source of its collection kits, a critical component of the umbilical cord blood stem cell collection process. However, the Company believes that alternative manufacturing sources are available.

As of November 30, 2009 and November 30, 2008, the Company has amounts due from certain foreign license affiliates that account for approximately 43% and 48%, respectively, of accounts receivable and advances on the consolidated balance sheets.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long term storage contracts which the Company has under license agreements. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. As of November 30, 2009 and November 30, 2008 the current portion of deferred revenue is approximately $5,400,000 and $5,000,000, respectively, and the long-term portion of deferred revenue is approximately $7,400,000 and $7,000,000, respectively. The Company also records revenue from shipping and handling billed to customers when earned. Shipping and handling costs are expensed and included in cost of sales.

Revenue Sharing Agreements

The Company maintains Revenue Sharing Agreements (“RSAs”) entered into with various parties prior to 2002, whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically paid the Company a non-refundable up-front fee for the rights to these future payments. The Company recorded this up-front fee as a long-term liability in the accompanying consolidated balance sheets. Given the criteria under which these RSAs were established, cash payments from these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method (see Note 11).

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license fee paid, or payable, to the Company, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed by the Company based on the terms of the agreement. The Company has fourteen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Nicaragua, Ecuador, Panama, Honduras, Venezuela, China and Pakistan. The following areas each have two license agreements: China and Germany.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues earned by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable, which are reflected in licensee income in the accompanying consolidated statements of operations and comprehensive income (loss). The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador, Pakistan and Venezuela. The fees recognized for these processing and storage services are included in revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company recognizes royalty revenue from annual and long-term storage contracts based on when the licensee would recognize its revenue for services provided. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The Company has restricted cash of $200,000. The restricted cash is a requirement per the terms of an agreement with a company that provides third-party financing to the Company’s clients.

Marketable Securities and Other Investments

The Company has certain investments in variable rate demand notes and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for significant loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The cost basis of the other investments has been written down to fair value. The Company recorded an impairment charge of approximately $61,000 on one of its available for sale securities during the fiscal year ended November 30, 2008 as its decline in fair market value was determined to be other-than-temporary. Marketable securities and other investments are $966,400 and $1,131,400 as of November 30, 2009 and 2008.

The underlying investments of the marketable securities primarily consist of variable rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost and are classified as short-term investments on the accompanying consolidated balance sheets. The Company classifies these investments as available for sale.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the U-Cord® and C’elle processing and storage programs and amounts due from license affiliates, and sublicensee territories and do not require collateral. Accounts receivable from clients are due within 30 days and are stated at the invoice amount, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2009 and 2008:

December 1, 2007	$625,349
Bad Debt Expense	279,315
Write-offs	(162,213)
Recoveries	24,073

November 30, 2008	$766,524
Bad Debt Expense	488,969
Write-offs	(807,663)
Recoveries	62,610

November 30, 2009	$510,440

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

Furniture and equipment	3-10 years
Leasehold improvements	Lesser of 8-10 years or the lives of the leases
Software	1-5 years

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. There was no impairment as of November 30, 2009 and 2008.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

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

Amortization expense was approximately $22,000 in 2009 and approximately $13,000 in 2008, respectively. Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized net patent costs are included in deposits and other assets in the accompanying consolidated balance sheets. Patent costs are as follows:

	2009	2008
Patents	$435,757	$256,801
Less: Accumulated amortization	(34,551)	(12,939)

Net Patents	$401,206	$243,862

The future amortization expenses are as follows:

Fiscal Year	Amortization
2010	$21,613
2011	$21,613
2012	$21,613
2013	$21,613
2014	$21,613
Thereafter	$293,141

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2009 and November 30, 2008. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of November 30, 2009 and November 30, 2008, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. The Company did not record an income tax provision or benefit during the fiscal years ended November 30, 2009 and 2008, as the provision for 2009 was offset by the utilization of net operating loss carry forwards and the benefit for 2008 was offset by an increase in the valuation allowance. The Company did not pay United States federal income taxes during the fiscal years ended November 30, 2009 and November 30, 2008 because the Company utilized their net operating loss carryforward.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $122,000 and $105,000 for the years ended November 30, 2009 and 2008, respectively, of foreign income tax expense. The increase in foreign tax expense is attributable to the increase in royalties recognized during fiscal 2009.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2009 and 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord® and C’elle specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The total amount included in marketing, general and administrative expenses for the fiscal years ended November 30, 2009 and 2008 was approximately $2,200,000 and $3,300,000, respectively.

Rent Expense

Rent paid is expensed based on a straight-line basis over the term of the lease due to the existence of fixed escalation clauses in the leases, and are included in cost of sales and marketing, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). All leases include provisions for escalations and related costs.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and advances, notes receivable, accounts payable, accrued expenses, deferred consulting obligation and its liability associated with long term revenue sharing arrangements approximate fair value.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

The Company uses an accounting standard that defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at November 30, 2009	Fair Value Measurements at November 30, 2009 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$966,404	$6,404	$960,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $960,000 in variable rate demand notes. The investments are held at cost, which approximates fair value, and are therefore classified within Level 2 of the fair value hierarchy. The Company further invests in exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

The Company is permitted to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company made no elections to record any such assets and or liabilities at fair value.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. During the fourth quarter of 2009, the Company evaluated the product warranty assumptions and determined that based on new information related to the historical usage and failure rates the product warranty accrual needed to be reduced. This was accounted for as a change in estimate. As of November 30, 2009 and November 30, 2008 the Company recorded reserves under these programs in the amounts of $9,979 and $104,786, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Reclassification

During fiscal 2009, the Company revised the consolidated balance sheet for the year ended November 30, 2008 by approximately $330,000 to more accurately reflect current and long-term deferred revenue for storage fees collected in advance for multiple years. Previously, the Company reflected a portion of the current deferred revenue as long-term. This reclassification did not have an impact on total liabilities, stockholders’ deficit, net income (loss) or net income (loss) per common share

Income (Loss) per Common Share

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income (loss) per share is as follows:

	November 30, 2009	November 30, 2008
Numerator:
Net Income (Loss)	$1,424,705	$(726,249)
Denominator:
Weighted-average shares outstanding-basic	11,751,172	11,725,806
Dilutive common shares issuable upon exercise of stock options	49,817	—

Weighted-average shares-diluted	11,800,989	11,725,806

Earnings (Loss) per share:
Basic	$0.12	$(0.06)

Diluted	$0.12	$(0.06)

For the year ended November 30, 2009 the Company excluded the effect of 1,066,480 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. For the year ended 2008, the Company excluded the effect of all outstanding options from the computation of earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. The number of outstanding options was 1,196,480 and 1,002,683 for the years ended November 30, 2009 and November 30, 2008, respectively.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Stock Compensation

As of November 30, 2009, the Company has two stock-based employee compensation plans, which are described in Note 7. The Company recognized approximately $117,000 and $197,000 for the years ended November 30, 2009 and 2008, respectively of stock compensation expense.

The Company recognizes stock based compensation at fair value. The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This standard establishes principles and requirements for how the acquirer recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill or a gain from a bargain purchase, and identifies financial statement disclosures related to the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard on December 1, 2009.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued an accounting standard to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This accounting standard is effective in fiscal periods beginning on or after December 15, 2008. The Company is currently assessing the impact that this standard may have on its consolidated financial statements upon adoption on December 1, 2009.

Subsequent Events

In May 2009, the FASB issued an accounting standard, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is effective for interim or annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the third quarter ended August 31, 2009.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an Accounting Standard Update (“ASU”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company has not determined if it will adopt this new update before December 1, 2010. The Company is currently evaluating the impact this update may have on its consolidated financial statements upon its required adoption on December 1, 2010.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

NOTE 2 - MARKETABLE SECURITIES AND OTHER INVESTMENTS.

Marketable Securities

The Company accounts for marketable securities and other investments at cost, fair value or considers fair value of their measurement under various accounting literature. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive (loss) gain.

Marketable securities were $960,000 and $1,125,000 at November 30, 2009 and 2008, respectively. During 2008, the Company purchased variable rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of November 30, 2009 and 2008 was approximately $6,400. There was no unrealized holding loss recorded as a component of stockholders’ equity on other investments as of November 30, 2009 and 2008, respectively. The cost basis of the other investments was written down to fair value and approximately $61,000 was charged to impairment during the year ended November 30, 2008 as it was determined that the decline in fair value was other than temporary.

NOTE 3 - INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For each of the years ended November 30, 2009 and 2008, the Company had an ownership interest of approximately 35% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of November 30, 2009 and 2008, the net Saneron investment, which includes goodwill, is reflected on the consolidated balance sheets at $684,000. During 2009 and 2008, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that these valuations accurately reflect the fair value of the Company’s interest in Saneron as of November 30, 2009 and 2008 and that goodwill was not impaired during 2009 or 2008.

For the fiscal year ended November 30, 2009 and 2008, the Company recorded equity in losses of Saneron operations of approximately $113,000 and $164,000, respectively, related to certain Saneron stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliate related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

During 2008, the Company reassessed the volatility calculation utilized in the computation of equity in losses of affiliate related to certain Saneron stock and warrant awards. The Company determined that the volatility percentage that had been historically used in the calculation had been higher than the actual volatility percentage. The effect of the change in the volatility variable resulted in a cumulative decrease in equity in losses of affiliate of approximately $35,000, which is not material to the prior period or operating results and earnings trends for the year ended November 2008. Approximately, $17,000 was recognized as equity in losses in affiliate during fiscal 2008 and approximately $18,000 was reported as an adjustment to prior year accumulated deficit in the Consolidated Statements of Stockholders’ Deficit.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

As of November 30, 2009 and 2008, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 and $807,000, respectively, within stockholders’ equity as treasury stock. During the third quarter of fiscal 2009, Saneron sold 99,900 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid-in capital of approximately $322,000.

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

NOTE 4 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2009	2008
Software	$981,439	$975,791
Furniture and equipment	3,980,404	3,830,262
Leasehold improvements	1,073,555	1,057,604
Assets Held for Future Use	269,203	—

	6,304,601	5,863,657
Less: Accumulated Depreciation	(3,934,713)	(3,293,060)

Total Property and Equipment	$2,369,888	$2,570,597

Depreciation expense was approximately $650,000 in 2009 and approximately $678,000 in 2008 of which approximately $286,000 and $282,000 is included in cost of sales, respectively, in the accompanying consolidated statements of operations and comprehensive income (loss).

NOTE 5 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2009	2008
Legal and accounting	$98,731	$13,510
Payroll and payroll taxes	418,304	109,770
Interest expense	745,292	602,245
Safti-Cell promissory note	375,000	—
General expenses	493,433	500,520

	$2,130,760	$1,226,045

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

NOTE 6 - INCOME TAXES.

The Company recorded the following income tax provisions (approximate) for the years ended November 30, 2009 and 2008.

	2009	2008
Current:
Federal	$—	$—
State	—	—
Foreign	122,000	105,000
Subtotal	122,000	105,000
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Subtotal	—	—

Income Tax Provision	$122,000	$105,000

As of November 2009 and 2008 the approximate tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2009
	Current	Non-current	Total
Tax Assets:
Deferred income	$225,000	$3,844,000	$4,069,000
NOL’s, credits, and other carryforward items	—	3,964,000	3,964,000
Tax over book basis in unconsolidated affiliate	—	1,093,000	1,093,000
Accrued payroll	33,000	—	33,000
Reserves and other accruals	425,000	—	425,000
Deferred compensation	—	108,000	108,000
Stock compensation	—	77,000	77,000

Total Assets:	683,000	9,086,000	9,769,000
Tax Liabilities:
Depreciation and amortization	$—	($220,000)	($220,000)
Less: Valuation Allowance	(668,000)	(8,881,000)	(9,549,000)

Net Deferred Tax Asset (Liability)	$15,000	($15,000)	$—

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

	2008
	Current	Non-current	Total
Tax Assets:
Deferred income	$225,000	$3,535,000	$3,760,000
NOL’s, credits, and other carryforward items	—	5,208,000	5,208,000
Tax over book basis in unconsolidated affiliate	—	1,050,000	1,050,000
Accrued payroll	19,000	—	19,000
Reserves and other accruals	496,000	—	496,000
Deferred compensation	—	144,000	144,000
Stock compensation	—	77,000	77,000

Total Assets:	740,000	10,014,000	10,754,000
Tax Liabilities:
Depreciation and amortization	$—	($301,000)	($301,000)
Less: Valuation Allowance	(719,000)	(9,734,000)	(10,453,000)

Net Deferred Tax Asset (Liability)	$21,000	($21,000)	$—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2009 and 2008, has been provided as the Company does not believe it is more likely than not that the future income tax benefits will be realized. The valuation allowance decreased by approximately (904,000) and (459,000) in 2009 and 2008. The 2009 decrease was predominantly a result of both utilization of net operating carryforwards and expiration of capital loss carryovers and the 2008 decrease was predominantly a result of the expiration of capital loss carryovers.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

The Company has unused U.S. net operating losses available for carryforward as of November 30, 2009 of approximately $9,003,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2020 through 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. Management has completed an internal analysis of potential ownership changes and has concluded that no ownership changes have occurred through November 30, 2009 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2009
	2009	%	2008	%
Tax at Federal Statutory Rate	484,000	34.0	(252,000)	34.0
State Income Tax Effect	52,000	3.6	(27,000)	3.6
Decrease in valuation allowance	(904,000)	(63.5)	(459,000)	61.9
Permanent Disallowances	92,000	6.5	125,000	(16.9)
Capital loss expirations	373,000	26.2	730,000	(98.5)
Foreign tax credits	(122,000)	(8.6)	(105,000)	(14.2)
Foreign tax withholding	122,000	8.6	105,000	14.2
Other	25,000	1.8	(12,000)	1.7

Total income taxes	$122,000	8.6	$105,000	(14.2)

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Through November 30, 2009 and 2008, the Company had no provisions for interest or penalties related to uncertain tax positions

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2009:

Jurisdiction	Open Tax Years	Examination in Process
United States – Federal Income Tax	2005 - 2008	N/A
United States – various states	2004 - 2008	N/A

NOTE 7 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2008, the Company issued 2,500 common shares to option holders who exercised options for $1,350. Further, during the years ended November 30, 2009 and November 30, 2008, certain option holders exercised 5,000 and 505,000 options, respectively, using the net exercise method. Under the net exercise method, the option holders surrendered 2,969 and 429,086 options, respectively, to cover the total cost of exercising the stock options resulting in new common shares of 2,031 and 75,914 net being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan (“the Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. No further options will be issued under the plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). The Company has issued 237,728 options from the 2006 Plan to date. As of November 30, 2009, there were 762,272 shares available for future issuance under the 2006 plan.

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

During 2008, the Company reassessed the volatility calculation utilized in the computation of stock compensation expense. The Company determined that the volatility percentage that had been historically used had been higher than the actual volatility percentage. The effect of the change in the volatility variable resulted in a cumulative decrease in stock compensation expense of approximately $94,000, which is not material to the prior periods or operating results and earnings trends for the year ended November 2008. Approximately $37,000 was recognized as stock compensation expense during fiscal 2008 and approximately $57,000 was reported as an adjustment to prior year accumulated deficit in the Consolidated Statements of Stockholders’ Deficit.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Variables used to determine the fair value of the options granted for the years ended November 30, 2009 and 2008 are as follows:

	2009	2008
Weighted average values:
Expected dividends	0%	0%
Expected volatility	101%	88%
Risk free interest rate	2.57%	3.00%
Expected life	5 years	5 years

Stock Options

Stock option activity for the Plan and the 2006 Plan for the year ended November 30, 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	1,002,683	$2.88	3.05	$0
Granted	261,534	1.64		34,556
Exercised	(5,000)	0.77		4,550
Terminated	(62,737)	1.99		19,876

Outstanding at November 30, 2009	1,196,480	$2.66	2.97	$143,205

Exercisable at November 30, 2009	913,340	$3.01	1.90	$78,157

The weighted average grant date fair value of options granted during the years ended November 30, 2009 and November 30, 2008 was $1.25 and $0.56, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on November 30, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The aggregate intrinsic value of options exercised during the years ended November 30, 2009 and November 30, 2008 was $4,550 and $65,975, respectively.

Significant option groups outstanding and exercisable at November 30, 2009 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	120,000	5.52	$0.77	66,674	$0.78
$1.01 to $2.00	268,978	6.36	$1.66	50,830	$1.49
$2.01 to $3.00	103,000	3.18	$2.34	91,334	$2.36
$3.01 to $4.00	520,493	1.57	$3.20	520,493	$3.20
$4.01 to $5.00	184,009	0.18	$4.02	184,009	$4.02

	1,196,480	2.97	$2.66	913,340	$3.01

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

A summary of the status of the Company’s non-vested shares as of November 30, 2009, and changes during the year ended November 30, 2009, is presented below.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2008	190,951	$1.39
Granted	261,534	1.25
Vested	(137,625)	1.69
Forfeited	(31,720)	0.96

Non-vested at November 30, 2009	283,140	$1.17

As of November 30, 2009, there was approximately $155,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the year ended November 30, 2009 was approximately $232,000.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES.

Cryo-Cell De Mexico

In June 2001, the Company entered into an agreement with Cryo-Cell de Mexico, as amended in October 2001, February 2007 and October 2009, for the exclusive license to market the Company’s U-Cord® program. The license allows Cryo-Cell de Mexico to directly market and sub-license the U-Cord® program throughout Mexico, Central America and Ecuador. The Company receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for U-Cord® collection, processing and testing fees in Mexico. The Company also receives royalties on storage revenues based on a percentage of the amount received by Cryo-Cell de Mexico. The total royalty payments per the revised 2007 agreement are capped at $1 million annually and $10 million cumulatively dating back to October 15, 2001. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $699,000 and $605,000 for the years ended November 30, 2009 and 2008, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive income (loss). In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $813,000 and $628,000 for the years ended November 30, 2009 and 2008 and are reflected in revenues in the accompanying consolidated statements of operations and comprehensive income (loss).

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Asia Cryo-Cell Private Limited

On July 14, 2004, the Company entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited (“ACCPL”), as amended on January 22, 2007, to establish and market its U-Cord® program in India. The up-front license fee of $750,000 was payable by ACCPL in installments through 2007. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL in 2004. The Company also receives royalty fees ranging from $35 to $75 per specimen, depending on the then current pricing structure in effect for cord blood collection, processing and testing fees in India. The Company also receives royalties on storage revenues of 10%. The total royalty payments per the agreement are capped at $1 million annually and $10 million cumulatively dating back to July 14, 2004. The Company does not anticipate reaching the cumulative maximum royalty payments for a number of years.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $405,000 and $227,000, which principally consisted of $277,808 and $197,965 in royalty income earned on the processing and storage of cord blood stem cell specimens for the years ended November 30, 2009 and, 2008, respectively and this is reflected in licensee income in the accompanying consolidated statements of operations and comprehensive income (loss).

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by ACCPL in installments. The first installment of approximately $89,000, net of foreign income taxes of approximately $11,000, was paid during the second quarter of fiscal 2008. The final payments of approximately $127,000, net of foreign income taxes of approximately $23,000, were paid during the second and third quarters of 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. In addition, the Company will receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

On June 27, 2009, the Company amended the original definitive License and Royalty agreement with ACCPL dated July 14, 2004 and further amended the agreement on January 7, 2010. The amendments expand the licensed territory to include Bangladesh, Nepal, Sri Lanka, Bhutan, Maldives, Oman, Saudi Arabia and the United Arab Emirates. There are no incremental license fees associated with the expanded licensed territory.

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009. The installment payments are reflected in licensee income in the accompanying consolidated statements of operations and comprehensive income (loss). Processing and storage revenue totaled approximately $245,000 and $109,000 for the years ended November 30, 2009 and 2008, respectively, and is reflected in revenue in the accompanying consolidated statements of operations and comprehensive income (loss).

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

On February 22, 2010, the agreement was amended extending the territory to include Peru, Chile and Colombia to directly market the U-Cord program throughout Peru, Chile and Colombia and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company will receive a fee for processing and storage of the specimens. The initial up-front storage and license fee is $450,000 and is non-refundable. The Company received the first installment of $125,000 during the first quarter of 2010 and the second installment of $150,000 is due 18 months from the effective date of the amendment and the final installment of $175,000 is due 30 months from the effective date.

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of SEB’s C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company did not record royalties in fiscal 2009.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company will also receive royalty fees of 14% - 18% of IMS’s storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not record license fees or royalties in fiscal 2009.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s C’elle preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 18% - 22% of the C’elle collection and processing revenues generated by IMS. The Company will also receive royalty fees of 20% - 24% of IMS’s storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not record license fees or royalties in fiscal 2009.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $60,000 which is to be paid in three installments over the next two years. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010. The second and third installments are payable during Q1 of fiscal 2011 and 2012, respectively.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Licensee Income – Prior Periods

Sublicensee Income. The Company records processing and storage revenues for specimens received from sublicensees, which are processed, tested and stored in the Company’s facility in Oldsmar, Florida. Previously, the Company reflected payments for multi-year storage plans from the sublicensees as credits to accounts receivable. During fiscal 2009, the Company revised the consolidated balance sheet as of November 30, 2008, to reflect the credits to accounts receivable of approximately $344,000 as deferred revenue. This adjustment did not have an impact on stockholders’ deficit, net income (loss) or net income (loss) per common share.

Licensee Income. During 2009, the Company identified errors in licensee income related to fiscal years 2008 and 2007. Management evaluated these errors and determined that the errors were not material to the consolidated financial statements for the fiscal years ended 2008 and 2007. The Company has revised the licensee income for 2008 by approximately $34,000 and the accumulated deficit as of November 30, 2007 by approximately $110,000.

Foreign Income Taxes. The Company records foreign income taxes withheld from licensee installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $122,000 and $105,000 for the years ended November 30, 2009 and 2008, respectively of foreign income tax expense. The Company revised the accompanying consolidated financial statements for the year ended November 30, 2008, to reflect foreign income taxes paid to foreign authorities as income tax expense rather than within licensee income, net, as previously reported. This reclassification did not have an impact on stockholders’ deficit, net income (loss) or net income (loss) per common share.

The following are the effects on the consolidated financial statements for the year ended November 30, 2008.

	As Previously Reported	As Restated
Consolidated Balance Sheet as of November 30, 2007
Accumulated deficit	$(30,192,392)	$(30,082,811)
Consolidated Balance Sheet as of November 30, 2008
Accounts receivable and advances, net	$1,906,715	$2,250,835
Current liabilities – deferred revenue (1)	$4,609,291	$4,939,653
Long-term liabilities – deferred revenue (1)	$7,126,257	$6,996,264
Accumulated deficit	$(30,877,212)	$(30,733,461)
Consolidated Statement of Operations for the Year Ended November 30, 2008
Licensee Income	$897,618	$1,036,965
Income tax expense – foreign	$—	$(105,177)
Consolidated Statement of Cash Flows for the Year Ended November 30, 2008
Accounts receivable and advances	$245,524	$(98,596)
Deferred revenue	$974,672	$1,284,622
Net income	$(760,419)	$(726,249)

(1)	Deferred revenue, as revised, also includes the reclassification of deferred revenue noted in Note 1.

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements, which includes severance arrangements, are for periods ranging from one to three years and contain certain provisions for severance payments in the event of termination or change of control.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

Deferred Consulting Obligation

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. This agreement was terminated and following negotiations, a confidential agreement was negotiated by the parties. The Company commenced payments under the terms of the new agreement during fiscal 2005. In fiscal 2009 and 2008, the Company recognized $23,759 and $30,251, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $286,441 and $382,847, as of November 30, 2009 and 2008, respectively.

NOTE 9 - LEASES.

During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at the same location. All leases include provisions for escalations and related costs. The Company records rental expense under the straight-line method over the term of the lease. Rent charged to operations was $285,652 and $281,472 for the fiscal years ended November 30, 2009 and 2008, respectively and is included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The future minimum rental payments under these operating leases are as follows:

Fiscal Year Ending November 30,	Rent
2010	$295,715
2011	$304,612
2012	$313,781
2013	$323,255
2014	$333,064
Thereafter	$28,048

NOTE 10 - RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to allocate up to 15% of their salaries. In fiscal 2008, the Company implemented an employer match up to certain limits. For the years ended November 30, 2009 and November 30, 2008, the Company made matching contributions of approximately $13,000 and $25,000, respectively, to the 401(k) Plan.

NOTE 11 - REVENUE SHARING AGREEMENTS (“RSAs”).

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company has reflected these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

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

On November 5, 1998, an agreement previously entered into with a private investor was revised. Per the terms of the original agreement, the investor had purchased 10% of a revenue sharing agreement in the state of New Jersey. The 1998 agreement transferred the $100,000 investment such that it now applies to the state of New York. Under the revised agreement the investor will receive 10% of the 50% share in the Company’s portion of net storage revenues generated by the specimens originating from the Company’s clients in the state of New York for up to 33,000 spaces.

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to year end November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOVEMBER 30, 2009 and 2008

The Company made total payments to all RSA holders of $1,284,805 and $1,145,338 for the fiscal years ended November 30, 2009 and 2008, respectively. The Company recorded an RSA accrual of $745,127 and $602,245 as of November 30, 2009 and 2008, respectively, which are included in accrued expenses in the accompanying consolidated statement of operations and comprehensive income (loss).

NOTE 12 - SAFTI-CELL.

On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP to purchase the assets and rights related to Safti-Cell, Inc., which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 have been allocated to the purchase of the cryogenic storage units and $696,850 have been allocated to the cancellation of the contract and included in the consolidated statements of operations and comprehensive income (loss) for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which has a stated interest rate of 3.25% interest rate and is collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, will be paid in equal quarterly installments of principal plus interest of approximately $95,000 over the next twelve months and is secured by the assets purchased by the Company. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s total payments to Safti-Cell for storage for the fiscal years ended November 30, 2009 and 2008 were $236,304 and $324,210, respectively.

NOTE 13 - SUBSEQUENT EVENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for recognition on a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that as a result of the material weakness described below in “Management’s Report on Internal Control over Financial Reporting” (the results of management’s assessment was reviewed with the audit committee) the Company’s disclosure controls and procedures were not effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are not effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2009, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal controls over financial reporting as of the end of the fiscal year ended November 30, 2009. This material weakness relates to processes and procedures related to capturing information on payments received from licensees to record accounts receivable and deferred revenue properly, as well as, procedures related to the review of remitted licensee payments to determine the appropriate recording of licensee income and the deferral of the long-term storage royalties. We have taken steps to remediate this material weakness but the remediated controls were not operating for a long enough period to form a conclusion at year-end that the control weakness was remediated. Although we believe that we will be able to adequately address the above material weakness, we cannot guarantee that the measures we take will remediate the material weakness that we have identified, or that any additional material weaknesses will not arise in the future. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework and the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of November 30, 2009.

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

Remediation

Prior to the identification of such material weaknesses, we had already undertaken, or were in the process of undertaking, a number of steps to design and implement more effective internal controls, including:

•	Restructuring of the Company’s licensee agreements to work directly with each licensee;

•	The addition of staffing resources with the primary responsibility being the licensee affiliates;

•	Refining the estimate of licensee income going forward

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2009, the Company made a change to the Company’s internal control over financial reporting. This change related to restructuring the Company’s licensee agreements to work directly with each licensee to ensure that the Company is properly capturing and recording payments received from each licensee for financial reporting purposes. There were no other changes to the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, or since such date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mercedes Walton, 56. Chairman of the Board and Chief Executive Officer. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002, as Interim Chief Executive Officer from April 2003 through August 2005 and as the Chief Executive Officer since September 2005. She was CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, from March 2000 until August 2005. Ralston Hill Consulting specializes in the design and deployment of technology commercialization strategies. From January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology. Prior to its acquisition by Black Box Corporation (NASDAQ:BBOX), Ms. Walton served on the Board of Directors of Norstan, Inc., which provides communications solutions and services, where she served on the Audit Committee and chaired the Corporate Governance Committee. She currently serves on the Board of Directors of SAVVIS, Inc. (NASDAQ: SVVS), which provides information technology infrastructure services for business applications, where she is a member of the Corporate Governance Committee.

Ki Yong Choi, 48. Mr. Choi has served as a director of the Company since March 2008. Mr. Choi is the founder and has been President of Cathedral Hill Associates, Inc., a company that owns and operates hotels in Seattle, Washington, La Mirada, California, and Dallas, Texas, since 1992. Mr. Choi was nominated to the board of directors pursuant to an agreement between the Company and Mr. Choi and certain of his affiliates. See “Certain Transactions.”

Scott Christian, 55. Mr. Christian has served as a director of the Company since April 2003. Mr. Christian has been the Chief Executive Officer of Spanlink Communications, Inc. since October 2008 and previously was the Chief Financial Officer of Spanlink from January 2007 to October 2008. Mr. Christian was the Vice President and General Manager of Black Box Voice Services from January 2005 until November 2006.

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

Andrew J. Filipowski, 60. Mr. Filipowski served as a director of the Company from July 16, 2007 to January 22, 2008, and since March 2008. Since May 2003, Mr. Filipowski has been the Chairman and Chief Executive Officer of SilkRoad Equity, LLC, a private investment firm. Mr. Filipowski served as the Chairman and Chief Executive Officer of divine, inc., previously known as divine interventures, inc., an Internet services and enterprise software company, from 1999 until May 2003. In February 2003, divine, inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Prior to 1999, Mr. Filipowski was the Founder, Chairman and Chief Executive Officer of PLATINUM technology, inc., a worldwide provider of enterprise systems software and services, which was sold to Computer Associates International, Inc. in 1999. Mr. Filipowski was nominated to the board of directors pursuant to an agreement between the Company and Mr. Filipowski and certain of his affiliates. See “Certain Transactions.”

Anthony P. Finch, 59. Mr. Finch has served as a director since March 2003. Mr. Finch has been Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory for more than the past five years. There, Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. Mr. Finch has over 30 years of experience in cell separation and cryopreservation of cellular products, with over 15 years of experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

John Mathews, 59. Mr. Mathews has served as a director of the Company since March 2008. Mr. Mathews has been Executive Vice President and Chief Operating Officer of Cathedral Hill Associates, Inc., a company that owns and operates hotels in Seattle, Washington, La Mirada, California, and Dallas, Texas, since 1992. Before that, Mr. Mathews worked for eight years at Hyatt Corporation, and has 35 years of experience in the hospitality industry. Mr. Mathews was nominated to the board of directors pursuant to an agreement between the Company and Mr. Choi and certain of his affiliates.

Other Executive Officers

Biographical information regarding the Company’s executive officers who are not currently serving as directors of the Company is set forth below:

Jill Taymans, 40, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 18 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

Julie Allickson, Ph.D., 47, Vice President of Laboratory Operations and R&D. Dr. Allickson joined the Company in 2004 as Technical Director of Laboratory Operations and has served as the Company’s Vice President of Laboratory Operations and R&D since April 2007. Dr. Allickson also has served as a member of the Cryo-Cell Medical Scientific Advisory Board since October 2006. Prior to joining the Company, she worked for the University of Miami-School of Medicine, Diabetes Research Institute since 2000 as the Laboratory Manager of the cGMP Cell Processing Facility where she had responsibility for cell processing operations, laboratory design and implementation and regulatory affairs. Prior to that time, she worked for the American Red Cross since 1989, managing the Hematopoietic Cell Processing and Platelet Serology Laboratory. Dr. Allickson has 20 years of laboratory experience and 17 years in Cellular Therapy Processing. She was one of the founding members of the International Society of Cellular Therapy in 1992, has been a member of the AABB for 17 years and is a member of the AABB Standards Committee for Cell Therapy Product Services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during fiscal 2009, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2009 and November 30, 2008 by (i) the Company’s Chief Executive Officer and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2009 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Mercedes Walton
Chief Executive Officer	2009	$348,100	$105,930	$18,859	$0	$17,938	$472,889
	2008	$350,600	$0	$43,098	$0	$22,344	$416,042
Jill M. Taymans
Vice President Finance, Chief Financial Officer	2009	$166,217	$37,399	$5,459	$0	$0	$209,074
	2008	$166,217	$0	$12,474	$0	$0	$178,691
Julie Allickson
Vice President of Laboratory Operations and R&D	2009	$150,000	$33,750	$3,884	$0	$0	$187,634
	2008	$150,000	$0	$13,941	$0	$0	$163,941

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2009 and 2008. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

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

Cash bonuses are designed to provide annual incentive compensation tied to the Company’s financial performance and personal objectives. Performance targets are established at the beginning of each fiscal year by the compensation committee, and bonuses are paid following the end of the fiscal year based on the Company’s performance relative to the targets and the executive’s individual performance. Cash bonuses were accrued in fiscal 2009 payable to the named executive officers totaling $177,079. There was not any cash bonuses paid to the named executive officers in fiscal 2008 because the Company did not meet all of the performance targets for fiscal 2008. The performance targets were based on unit growth, revenue, net income and customer satisfaction.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There were 151,875 stock options awarded to the named executive officers in 2009, and no stock options were award to the named executive officers in 2008.

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

Employment Agreements and Change in Control Arrangements

Walton Employment Agreement. On August 15, 2005, the Company entered into a three-year employment agreement (the “Walton Employment Agreement”) with Mercedes Walton as the Chairman of the Board and Chief Executive Officer effective as of September 1, 2005 (the “Commencement Date”). Previously, Ms. Walton had been interim Chief Executive Officer. The Walton Employment Agreement was amended in July 2008 to provide that the initial term would expire on November 30, 2008. The term of the Walton Employment Agreement is extended for additional one-year periods unless, at least 90 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The ending date of the current term of the Walton Employment Agreement is November 30, 2010.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, as the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executives at November 30, 2009:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mercedes Walton	February 1, 2005	128,250	—	$4.02	February 1, 2010
	August 15, 2005	300,000	—	$3.05	August 15, 2010
	April 4, 2006 (1)	102,076	—	$3.34	April 4, 2013
	August 3, 2009 (1)	—	64,125	$1.73	August 3, 2016
Jill Taymans	February 1, 2005	37,125	—	$4.02	February 1, 2010
	November 1, 2005	20,000	—	$2.61	November 1, 2010
	April 4, 2006 (1)	29,548	—	$3.34	April 4, 2013
	August 3, 2009 (1)	—	18,563	$1.73	August 3, 2016
Julie Allickson	February 1, 2005	7,800	—	$4.02	February 1, 2010
	April 4, 2006 (1)	18,624	—	$3.34	April 4, 2013
	April 18, 2007 (2)	15,000	—	$2.05	April 18, 2014
	August 3, 2009 (1)	—	18,563	$1.73	August 3, 2016

(1)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(2)	Options vested 1/12 on the 1st of each month following the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ki Yong Choi	$28,000	$6,537	$34,537
Scott Christian	$19,750	$4,694	$24,444
Andrew Filipowski	$21,000	$4,694	$25,694
Anthony Finch	$27,500	$4,694	$27,444
Gaby Goubran (2)	$21,750	$4,694	$26,444
John Mathews	$25,000	$6,537	$31,537

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2009 under SFAS 123R with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Mr. Goubran served as director until his untimely death on January 27, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)
Current directors, nominees and executive officers:
Mercedes Walton (2)	579,983	4.72%
Gaby Goubran (3)	35,076	*
Scott Christian (4)	29,776	*
Anthony Finch (5)	127,000	1.08%
Ki Yong Choi (6)	2,464,429	20.92%
John Mathews (7)	27,500	*
Andrew J. Filipowski (8)	591,267	5.02%
Jill M. Taymans (9)	104,225	*
Julie G. Allickson (10)	48,455	*
Other beneficial owners:
Portnoy Group (11)	1,595,040	13.57%
Filipowski Group(12)	623,767	5.53%
All current directors and executive officers as a group (9 persons) (13)	3,686,097	31.90%

*	Less than 1%.
(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as November 30, 2009 by (ii) the sum of (a) 11,752,574, which is the number of shares of common stock outstanding as November 30, 2009 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of November 30, 2009 or will become exercisable within 60 days. Unless otherwise indicated, the address of each person in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	Includes 530,326 shares subject to stock options.
(3)	Includes 22,500 shares subject to stock options. Mr. Goubran served as director until his untimely death on January 27, 2010.
(4)	Includes 22,500 shares subject to stock options.
(5)	Includes 22,500 shares subject to stock options.
(6)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Schedule 13D/A on April 29, 2009 (“the Schedule 13/D/A”) reporting the following beneficial ownership: (i) 2,136,929 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Schedule 13D/A filed April 29, 2009, is c/o David Wilson, Davis Wright Tremaine LLP, 1201 Third Avenue, Suite 2200, Seattle WA, 98101. Also subject to 27,500 shares subject to stock options.
(7)	Includes 27,500 shares subject to stock options.

(8)	Includes 27,500 shares subject to stock options.
(9)	Includes 86,673 shares subject to stock options.
(10)	Includes 46,424 shares subject to stock options.
(11)	A group consisting of David I. Portnoy, certain affiliates of Mr. Portnoy and certain other persons filed a Schedule 13D/A on November 26, 2007 (the “Schedule 13D/A”), in which they expressly affirmed their membership in the group. Mr. Portnoy may be deemed the beneficial owner of 734,546 shares of common stock, which number includes (i) 206,000 shares of common stock held directly by Mr. Portnoy, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 53,850 shares of common stock held by Visual Investment Corp. (“VIC”), as to which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of VIC; (iii) 90,787 shares of common stock held by PartnerCommunity, Inc. (“PCI”), as to which Mr. Portnoy may be deemed the beneficial owner as chairman of the board and secretary of PCI and as managing member and owner of Mayim Management, LLC (“MM”), which may exercise investment and voting discretion over such shares in accordance with the agreement between PCI and MM described under Item 6 of the Fourth Amendment to the general statement of acquisition of beneficial ownership (the “Statement”), filed with the SEC on March 26, 2007; (iv) 174,430 shares of common stock held by Jamie H. Zidell, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Zidell described under Item 6 of the Third Amendment to the Statement, filed with the SEC on February 1, 2007; (v) 183,475 shares of common stock held by Mayim Investment Limited Partnership, as to which Mr. Portnoy may be deemed the beneficial owner as the managing member of MM, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; (vi) 119,080 shares of common stock held by the Crilly Court Trust, whose beneficiary is David W. Ruttenberg, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Ruttenberg described under Item 6 of the Second Amendment to the Statement, filed with the SEC on June 26, 2006; (vii) 16,150 shares of common stock held by Lynne Portnoy, 143 shares of common stock held by Mr. Gilbert Portnoy and an additional 3,000 shares held jointly by Lynne Portnoy and Gilbert Portnoy, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment and voting discretion over such shares in accordance with the agreement between Ms. Portnoy, Mr. Gilbert Portnoy and Mr. David Portnoy described under Item 6 of the Third Amendment to the Statement, filed with the SEC on February 1, 2007; and (viii) 14,700 shares of common stock held by Deborah Hadjaje, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Deborah Hadjaje and Mr. Portnoy described under Item 6 of the Sixth Amendment to the Statement, filed with SEC on November 26, 2007. Other members of the group beneficially own the following numbers of shares, including sole power to vote and dispose or direct the disposition: (a) Mark L. Portnoy, 116,515 shares; (b) Capital Asset Fund Limited Partnership, 40,000 shares; (c) George Gains, 200,000 shares; (d) Scott D. Martin, 216,000 shares; (e) Steven Berkowitz, 150,000; (f) Craig E. Fleishman, 9,100 shares; and (g) Focus Financial Corp., 1,810 shares. Beneficial ownership information is supplied per the Schedule 13D/A. The address for Mr. Portnoy, as set forth in the Schedule 13D/A, is c/o Focus Financial Group, 52 Camden Drive, Bal Harbour, FL 33154.
(12)

A group consisting of Andrew J. Filipowski, The Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and Silkroad Equity LLC filed a Schedule 13D/A on April 28, 2009, reporting the following beneficial ownership: (i) 59,500 shares of common stock held directly by Mr. Filipowski, as to which he has the sole power to vote and dispose or direct the disposition; (ii)

180,650 shares of common stock held by Andrew J. Filipowski Revocable Trust, as to which the trust has the sole power to vote and dispose or direct the disposition; (iii) 54,000 shares of common stock held by Mr. Roszak and 6,000 shares of common stock held by Mr. Roszak’s individual retirement account, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition; and (iv) 323,617 shares of common stock held by SilkRoad Equity LLC, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition as a managing member of SilkRoad Equity LLC. Beneficial ownership information is supplied per the Schedule 13D/A. The address for Mr. Filipowski, as set forth in the Schedule 13D/A, is c/o Matthew Roszak, SilkRoad Equities LLC is 111 N. Chestnut Street, Suite 200, Winston-Salem, NC 27101. Also includes 27,500 shares subject to stock options.

(13)	Includes 813,423 shares subject to stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On January 16, 2008, the Company and Saneron CCEL Therapeutics, Inc. (“Saneron”) entered into a research and development agreement whereby the Company and Saneron will collaborate on research utilizing the Company’s C’elle menstrual stem cell technology in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with C’elle menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties. The Company does not have any funding requirements with regard to the collaboration agreement. Cryo-Cell owns an approximately 35% equity interest in Saneron. This agreement was entered into as a result of arms’ length negotiations.

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

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2009 and November 30, 2008 and fees billed for other services rendered by Grant Thornton during these periods.

	2009	2008
Audit Fees	$223,091	$376,251
Tax Fees	30,918	120,818
Other	23,490	39,960
Total	$277,499	$537,029

Audit Fees

Audit fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the years ended November 30, 2009 and November 30, 2008.

Tax Fees

Tax fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2009 and November 30, 2008.

Other Fees

Other fees consisted of billings by our independent auditors for professional services rendered for agreed upon procedures in relation to royalty payments received from the Company’s international affiliates.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. All of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to Grant Thornton were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Grant Thornton. Furthermore, no work of Grant Thornton with respect to its services rendered to the Company was performed by anyone other than Grant Thornton.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6) *	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)*	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)*	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)*	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)*	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)*	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.22 (14)*	2000 Stock Incentive Plan

10.23 (14)*	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.24 (14)*	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.25 (12)*	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

23	Consent of Auditors (filed herewith)

24	Power of Attorney (included on signature page)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.

(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.

(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ MERCEDES WALTON
Mercedes Walton, Chief Executive Officer

Dated: March 1, 2010

POWER OF ATTORNEY

Each of the undersigned officers and directors of Cryo-Cell International, Inc., hereby constitutes and appoints Mercedes Walton and Jill Taymans, each their true and lawful attorneys-in-fact and agents, for them and in their name, place and stead, in any and all capacities, to sign their names to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself or herself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ MERCEDES WALTON	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 1, 2010

/s/ JILL TAYMANS	Chief Financial Officer (principal financial and accounting officer)	March 1, 2010

/s/ SCOTT CHRISTIAN Scott Christian	Director	March 1, 2010

/s/ ANTHONY FINCH Anthony Finch	Director	March 1, 2010

/s/ KI YONG CHOI Ki Yong Choi	Director	March 1, 2010

/s/ JOHN MATHEWS John Mathews	Director	March 1, 2010

/s/ ANDREW FILIPOWSKI Andrew Filipowski	Director	March 1, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6) *	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)*	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)*	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)*	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)*	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)*	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.22 (14)*	2000 Stock Incentive Plan

10.23 (14)*	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.24 (14)*	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.25 (12)*	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

23	Consent of Auditors (filed herewith)

24	Power of Attorney (included on signature page)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.

(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.

(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008.