Form 10-Q
period 2010-02-28
CRYO CELL INTERNATIONAL INC
filed 2010-04-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2010

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2010, 11,752,574 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2010 (unaudited)	November 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$6,566,159	$6,850,765
Restricted cash	200,000	200,000
Marketable securities and other investments	1,140,000	960,000
Accounts receivable and advances (net of allowance for doubtful accounts of $588,711 and $510,440, respectively)	2,247,206	2,246,181
Deferred tax assets	15,000	15,000
Prepaid expenses and other current assets	776,973	682,215

Total current assets	10,945,338	10,954,161

Property and Equipment-net	2,258,742	2,369,888

Other Assets
Marketable securities and other investments	6,404	6,404
Note receivable	91,758	91,758
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	609,959	501,917

Total other assets	1,392,121	1,284,079

Total assets	$14,596,201	$14,608,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$860,287	$750,127
Accrued expenses	1,752,913	2,130,760
Deferred revenue	5,352,513	5,449,483

Total current liabilities	7,965,713	8,330,370

Other Liabilities
Deferred revenue, net of current portion	7,418,905	7,407,287
Deferred tax liabilities	15,000	15,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	263,219	286,441

Total other liabilities	11,447,124	11,458,728

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,752,574 as of February 28, 2010 and November 30, 2009 issued and outstanding)	117,526	117,526
Additional paid-in capital	24,633,950	24,588,850
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(28,989,522)	(29,308,756)

Total stockholders’ deficit	(4,816,636)	(5,180,970)

Total liabilities and stockholders’ deficit	$14,596,201	$14,608,128

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28, 2010	February 28, 2009

Revenue:
Processing and storage fees	$3,789,719	$3,864,957
Licensee income (1)	447,142	390,061

Total revenue	4,236,861	4,255,018

Costs and Expenses:
Cost of sales	1,092,668	1,109,690
Marketing, general and administrative expenses	2,320,944	2,095,243
Research, development and related engineering	52,083	25,640
Depreciation and amortization	73,739	100,299

Total costs and expenses	3,539,434	3,330,872

Operating Income	697,427	924,146

Other Income (Expense):
Interest income	6,091	19,558
Interest expense	(334,121)	(324,241)

Total other expense	(328,030)	(304,683)

Income before equity in losses of affiliate and income tax expense	369,397	619,463

Equity in losses of affiliate	(16,941)	(31,867)

Income before income tax expense	352,456	587,596
Income tax expense - foreign (1)	(33,222)	(33,620)

Net Income	$319,234	$553,976

Net income per common share - basic	$0.03	$0.05

Weighted average common shares outstanding - basic	11,752,574	11,750,543

Net income per common share - diluted	$0.03	$0.05

Weighted average common shares outstanding - diluted	11,826,592	11,751,084

(1)	See Note 5, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2010	February 28, 2009

Cash Flows from Operating Activities:
Net income (1)	$319,234	$553,976
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	145,647	170,951
Compensatory element of stock options	28,159	42,526
Provision for (recovery of) doubtful accounts	(19,797)	75,866
Equity in losses of affiliate	16,941	31,867
Changes in assets and liabilities:
Accounts receivable and advances (1)	18,772	(189,362)
Note receivable	—	(782)
Prepaid expenses and other current assets	(94,758)	(117,577)
Deposits and other assets	(100,000)	12,938
Accounts payable (1)	110,160	(184,385)
Accrued expenses	(377,847)	179,610
Deferred consulting obligation	(23,222)	(21,653)
Deferred revenue (1)	(85,352)	499,691

Net cash (used in) provided by operating activities	(62,063)	1,053,666

Cash flows from investing activities:
Purchases of property and equipment	(28,560)	—
Purchases of marketable securities and other investments	(190,000)	—
Proceeds from sale of marketable securities and other investments	10,000	—
Investments in patents	(13,983)	(61,594)

Net cash used in investing activities	(222,543)	(61,594)

(Decrease) increase in cash and cash equivalents	(284,606)	992,072

Cash and cash equivalents - beginning of year	6,850,765	3,566,366

Cash and cash equivalents - end of period	$6,566,159	$4,558,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$343,269	$303,184

Cash paid for income taxes - foreign	$36,942	$26,165

(1)	See Note 5, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2010 and November 30, 2009, the related Consolidated Statements of Operations and Cash Flows for the three months ended February 28, 2010 and February 28, 2009 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2010.

The unaudited consolidated financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2009 Annual Report on Form 10-K.

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long term storage contracts which the Company has under license agreements. Contracted storage periods can range from one to twenty-one years. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. As of February 28, 2010 and November 30, 2009, the current and long-term portion of deferred revenue is approximately $5,400,000 and $7,400,000, respectively. The Company also records revenue from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 28, 2010 and November 30, 2009, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $33,000 and $34,000 for the three months ended February 28, 2010 and 2009, respectively, of foreign income tax expense.

There was no U.S. income tax expense for the three months ended February 28, 2010 and for the same period in 2009. The Company did not record income tax expense during the first quarter of 2010 or 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. It is managements’ current belief it is “more likely than not” that future tax benefits will not be realized and, as a result, no net deferred tax asset is reflected in the Company’s financial statements.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2010 and November 30, 2009, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of February 28, 2010, the Company has two stock-based employee compensation plans, which are described in Note 4. The Company recognized approximately $28,000 and $43,000 for the three months ended February 28, 2010 and 2009, respectively of stock compensation expense.

The Company recognizes stock based compensation based on the fair value of the related awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and advances, notes receivable, accounts payable, accrued expenses, deferred consulting obligation and its liability associated with long term revenue sharing arrangements approximates fair value.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2010, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at February 28, 2010	Fair Value Measurements at February 28, 2010 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,146,404	$6,404	$1,140,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities - the Company invested $1,140,000 and $960,000 in variable rate demand notes at February 28, 2010 and November 30, 2009, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of approximately $6,404 at February 28, 2010 and November 30, 2009. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ equity on other investments as of February 28, 2010 and November 30, 2009.

The Company is permitted to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company made no elections to record any such assets and or liabilities at fair value. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive loss.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. During the fourth quarter of 2009, the Company evaluated the product warranty assumptions and determined that based on new information related to the historical usage and failure rates the product warranty accrual needed to be reduced. This was accounted for as a change in estimate. As of February 28, 2010 and November 30, 2009, the Company recorded reserves under these programs in the amounts of $10,395 and $9,979, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company has not determined if it will adopt this new update during fiscal year 2010. The Company is currently evaluating the impact this update may have on its consolidated financial statements upon its required adoption on December 1, 2010.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Note 2 - Net Income per Common Share

Net income per common share data is based on net income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2010	For the three months ended February 28, 2009
Numerator:
Net Income	$319,234	$553,976
Denominator:
Weighted-average shares outstanding-basic	11,752,574	11,750,543
Dilutive common shares issuable upon exercise of stock options	74,018	541
Weighted-average shares-diluted	11,826,592	11,751,084

Earnings per share:
Basic	$.03	$.05

Diluted	$.03	$.05

The Company excluded the effect of 797,232 and 988,381 outstanding stock options for the three months ended February 28, 2010 and February 28, 2009, respectively, from the computation of diluted earnings per share, as the effect of these potentially dilutive shares would be anti-dilutive.

Note 3 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 28, 2010 and November 30, 2009, the Company had an ownership interest of approximately 35% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of February 28, 2010 and November 30, 2009, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at approximately $684,000. During 2009, the Company had an independent valuation performed on the Company’s interest in Saneron. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of February 28, 2010 and November 30, 2009 and that the goodwill was not impaired.

For the three months ended February 28, 2010 and February 28, 2009, the Company recorded equity in losses of Saneron operations of approximately $17,000 and $32,000, respectively, related to certain stock and warrant awards that were granted by Saneron to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of February 28, 2010 and November 30, 2009, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ equity as treasury stock.

In January 2008, the Company formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s C’elle menstrual stem cell technology. Cryo-Cell and Saneron collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company provides Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron provides study materials and develops research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Note 4 - Stock Options

The Company maintains the 2000 Stock Incentive Plan (“the Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of February 28, 2010 and November 30, 2009, there were 758,254 and 958,752 shares outstanding under the 2000 plan, respectively. No further options will be issued under the plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of February 28, 2010 and November 30, 2009, there were 414,079 and 237,728 shares outstanding under the 2006 plan, respectively. As of February 28, 2010, there were 585,921 shares available for future issuance under the 2006 plan.

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

Variables used to determine the fair value of the options granted for the three months ended February 28, 2010 and February 28, 2009 are as follows:

	February 28, 2010	February 28, 2009
Weighted average values:
Expected dividends	0%	0%
Expected volatility	99.9%	95.5%
Risk free interest rate	2.34%	1.50%
Expected life	5 years	5 years

Stock option activity for the three months ended February 28, 2010, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2009	1,196,480	$2.66	2.97	$143,205
Granted	170,101	1.51
Exercised	—	—
Expired	(194,248)	3.97

Outstanding at February 28, 2010	1,172,333	$2.28	3.80	$94,201

Exercisable at February 28, 2010	734,301	$2.72	2.21	$54,482

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

The weighted average grant date fair value of options granted during the three months ended February 28, 2010 and February 28, 2009 was $1.13 and $0.34, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on February 28, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the three months ended February 28, 2010 and February 28, 2009.

Significant option groups exercisable at February 28, 2010 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	120,000	5.28	$0.77	70,842	$0.77
$1.01 to $ 2.00	439,079	6.44	$1.60	60,205	$1.50
$2.01 to $ 3.00	100,500	3.02	$2.32	90,500	$2.35
$3.01 to $ 4.00	512,754	1.35	$3.20	512,754	$3.20

	1,172,333	3.80	$2.28	734,301	$2.72

A summary of the status of the Company’s non-vested shares as of February 28, 2010, and changes during the three months ended February 28, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2009	283,140	$1.17

Granted	170,101	1.13
Vested	(15,209)	1.05
Forfeited	—	—

Non-vested at February 28, 2010	438,032	$1.16

As of February 28, 2010 there was approximately $217,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.33 years as of February 28, 2010. The total fair value of shares vested during the three months ended February 28, 2010 was approximately $16,000.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Note 5 - License Agreements

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

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $212,000 and $198,000 for the three months ended February 28, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $184,000 and $182,000 for the three months ended February 28, 2010 and 2009 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

Asia Cryo-Cell Private Limited

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by Asia Cryo-Cell Private Limited (“ACCPL”) in installments. These installment payments, which totaled $216,000, net of foreign income taxes were received during the second quarter of fiscal 2008 and the second and third quarter of fiscal 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $80,000 and $92,000 for the three months ended February 28, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of operations.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009 which is reflected in licensee income in the accompanying consolidated statements of operations. Processing and storage revenue totaled approximately $86,000 and $51,000 for the quarters ended February 28, 2010 and 2009, respectively, and is reflected in processing and storage fees in the Company’s consolidated statements of operations.

On February 22, 2010 (the “Effective Date”), the agreement was amended extending the territory to include Peru, Chile and Colombia to directly market the U-Cord program throughout Peru, Chile and Colombia and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company will receive a fee for processing and storage of the specimens. The initial up-front storage and license fee is $450,000 and is non-refundable. The Company received the first installment of $125,000 during the first quarter of 2010 which is reflected in licensee income in the accompanying consolidated statements of operations. The second installment of $150,000 is due 18 months from the Effective Date of the amendment and the final installment of $175,000 is due 30 months from the Effective Date.

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company did not earn any royalties in the first quarter of 2010 or fiscal 2009.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company will also receive royalty fees of 14% - 18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not earn any license fees or royalties in the first quarter of fiscal 2010 or fiscal 2009.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s C’elle preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

will receive royalties of 18% - 22% of the C’elle collection and processing revenues generated by IMS. The Company will also receive royalty fees of 20% - 24% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not earn any license fees or royalties in the first quarter of fiscal 2010 or fiscal 2009.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $60,000 which is to be paid in three installments over the next two years. The Company recorded the first installment payment received in the amount of $10,000 and this payment is reflected in licensee income in the accompanying consolidated statements of operations as of February 28, 2010. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010 and this is reflected in licensee income in the accompanying consolidated statement of operations. The second and third installments are payable during Q1 of fiscal 2011 and 2012, respectively.

Licensee Income - Prior Periods

Sublicensee Income. The Company records processing and storage revenues for specimens received from sublicensees, which are processed, tested and stored in the Company’s facility in Oldsmar, Florida. Previously, the Company reflected payments for multi-year storage plans from the sublicensees as credits to accounts receivable. The Company revised the consolidated statement of cash flows for the three months ended February 28, 2009, to reflect credits to accounts receivable of approximately $18,000 as accounts payable and credits to accounts receivable of approximately $520,000 as deferred revenue. This adjustment did not have an impact on net cash provided by operating activities, stockholders’ deficit, net income or net income per common share.

Licensee Income. During the fourth quarter of fiscal 2009, the Company identified errors in licensee income related to fiscal years 2008 and 2007 and the first three quarters of fiscal 2009. Management evaluated these errors and determined that the errors were not material to the consolidated financial statements for the fiscal years ended 2008 and 2007 and the first three quarters of fiscal 2009. The Company has revised the licensee income for the three months ended February 28, 2009 by approximately $18,000.

During the first quarter of fiscal 2010, the Company reclassified licensee income from other income (expenses) to revenue in the consolidated statements of operations for the three months ended February 28, 2010 and February 28, 2009. Due to the recent increase in license agreement activity, the Company has determined that licensee income has become a significant source of its revenue and that it should be included within revenue on the consolidated statements of operations. This reclassification did not have an impact on stockholders’ deficit, net income or net income per common share.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Foreign Income Taxes. The Company revised the accompanying consolidated statement of operations for the three months ended February 28, 2009, to reflect foreign income taxes of approximately $34,000 as income tax expense rather than within licensee income, net, as previously reported. This reclassification did not have an impact on stockholders’ equity, net income or net income per common share.

The following are the effects on the consolidated statement of operations and the consolidated statement of cash flows for the three months ended February 28, 2009.

	As Previously Reported	As Revised
Consolidated Statement of Operations for the Quarter Ended February 28, 2009
Licensee Income	$338,151	$390,061
Income tax expense - foreign	$—	$(33,620)
Consolidated Statement of Cash Flows for the Quarter Ended February 28, 2009
Accounts receivable and advances	$348,638	$(189,362)
Accounts payable	$(202,385)	$(184,385)
Deferred revenue	$(2,019)	$499,691
Net income	$535,686	$553,976

Note 6 - Agreements

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit is scheduled to open during the second quarter of 2010. The payment is recorded as a deposit on the accompanying consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. The Company currently charges fees of $1,595 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also offers a one-time payment plan, where the client is charged $3,495 with discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The Company also receives revenue for processing and storage fees from certain licensees that ship specimens directly to the Company’s facility in Oldsmar, Florida for processing and storage. These processing and storage fees are at negotiated rates, as specified in the licensee agreements. The Company also receives other income from licensing fees and royalties from global affiliates.

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also in 2006, the Company discovered novel technology related to menstrual stem cells. In November 2007, the Company announced the commercial launch of C’elleSM service related to this patent-pending technology. The Company continues to focus independently-funded research and development activities through a vast network of research collaboration partners. The Company expects to place greater promotional emphasis on its C’elle service in the future and increase its marketing expenditures related to C’elle.

During the three months ended February 28, 2010, the Company’s revenues decreased 2% as compared to the same period in 2009. The Company reported net income of approximately $319,000, or $.03 per basic common share for the three months ended February 28, 2010 compared to net income of approximately $554,000 or $.05 per basic common share for the same period in 2009. The decrease in net income for the three months ended February 28, 2010 principally resulted from a 11% increase in marketing, general and administrative expenses, due mainly to the increase in sales and marketing initiatives, which is partially offset by a 2% decrease in cost of sales primarily due to a decline in the number of specimens processed and operational efficiencies in the processing and storage process. In addition, research and development expenses were approximately $52,000 for the three months ended February 28, 2010, an increase of approximately 103% in comparison to the same period in 2009. Research and development expenses in 2009 were primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

At February 28, 2010, the Company had cash and cash equivalents of $6,566,159. The Company’s cash decreased by approximately $285,000 during the first three months of fiscal 2010, primarily as a result of cash used to purchase marketable securities in the amount of $190,000. As of April 14, 2010, the Company maintains no long-term indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2010 were $4,236,861 as compared to $4,255,018 for the same period in 2009. The decrease in revenue was primarily attributable to a 2% decrease in processing and storage fees, which was partially offset by a 15% increase in licensee income.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 4%, in addition to an increase in sales discounts of 11% The decrease was partially offset by a 6% increase in recurring annual storage fee revenue for the three months ended February 28, 2010 compared to the 2009 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Licensee Income. Licensee income for the three months ended February 28, 2010, was $447,142 as compared to $390,061 for the 2009 period. Licensee income for the three months ended February 28, 2010 primarily consisted of $292,142 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan. Licensee income for the three months ended February 28, 2009 consisted of $290,061 in royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. The remaining licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s U-Cord program in Venezuela.

Cost of Sales. Cost of sales for the three months ended February 28, 2010 was $1,092,668 as compared to $1,109,690 for the same period in 2009, representing a 2% decrease. Cost of sales was 29% of processing and storage fee revenue for the three months ended February 28, 2010 and 2009. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $72,000 and $71,000 for the three months ended February 28, 2010 and February 28, 2009, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the three months ended February 28, 2010 compared to the 2009 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended February 28, 2010 were $2,320,944 as compared to $2,095,243 for the 2009 period representing an 11% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase was primarily attributable to a 17% increase in sales and marketing expenses relating to consumer advertising.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2010 were $52,083 as compared to $25,640 for the three months ended February 28, 2009. The expenses for the three months ended February 28, 2010 and February 28, 2009 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2010 was $73,739 compared to $100,299 for the 2009 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2009.

Interest Expense. Interest expense during the three months ended February 28, 2010, was $334,121 compared to $324,241 during the comparable period in 2009. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $4,471 and $6,039 for the three months ended February 28, 2010 and 2009, respectively.

Equity in Losses of Affiliate. Equity in losses of affiliate was $16,941 for the three months ended February 28, 2010, compared to $31,867 for the 2009 period. Equity in losses of affiliate for the three months ended February 28, 2010 and February 28, 2009, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, we must project future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of tax losses, the economic conditions which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $33,000 and $34,000 for the three months ended February 28, 2010 and 2009, respectively, of foreign income tax expense.

There was no U.S. income tax expense for the three months ended February 28, 2010 and for the same period in 2009. The Company did not record income tax expense during the first quarter of 2010 or 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. It is managements’ current belief it is “more likely than not” that future tax benefits will not be realized and, as a result, no net deferred tax asset is reflected in the Company’s financial statements.

Liquidity and Capital Resources

Through February 28, 2010, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees, as well as licensee income. The Company does not expect a change in its principal source of cash flow.

At February 28, 2010, the Company had cash and cash equivalents of $6,566,159 as compared to $6,850,765 at November 30, 2009. The decrease in cash and cash equivalents during the three months ended February 28, 2010 was primarily attributable to the following:

Net cash used in operating activities for the three months ended February 28, 2010 was $62,063, which was primarily attributable to the $100,000 payment to MOSI for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida.

Net cash provided by operating activities for the three months ended February 28, 2009 was $1,053,666, which was primarily attributable to the Company’s operating activities, including the receipt of the second $100,000 installment payment from the sale of the Cryo-Cell de Venezuela licensee agreement, the timing of payments for accrued expenses and the collection of accounts receivable.

Net cash used in investing activities for the three months ended February 28, 2010 was $222,543, which was primarily attributable to the purchase of marketable securities.

Net cash used in investing activities for the three months ended February 28, 2009 was $61,594, which was attributable to the costs associated with the application and development of patents.

There was no cash provided by or used in financing activities during the first three months of fiscal 2010 and 2009.

The Company does not have a line of credit or other type of financing instrument. The Company owes the remaining balance of $184,224 to be paid to Red Rock for the acquisition of Safti-Cell, which is secured by the assets purchased by the Company. The balance is to be paid in quarterly installments of principal and interest of $95,388 during fiscal 2010.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens. The Company recognizes revenue from processing fees upon completion of processing and cellular storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long term storage contracts which the Company has under license agreements. Deferred revenue on the accompanying balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. As of February 28, 2010 and November 30, 2009, the current and long-term portion of deferred revenue is approximately $5,400,000 and $7,400,000, respectively. The Company also records revenue from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectibility and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has seventeen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Nicaragua, Ecuador, Panama, Honduras, Venezuela, China, Pakistan, Chile, Colombia and Peru. The following areas each have two license agreements: China and Germany.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues received by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador, Pakistan and Venezuela. These fees are included in processing and storage fees on the consolidated statements of operations. As part of the accounting for licensee income, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of licensee income to recognize. The Company periodically reviews license and royalty receivables for collectibility and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s licensees and sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance covering the deferred tax assets of the Company as of February 28, 2010 and November 30, 2009, has been provided as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $33,000 and $34,000 for the three months ended February 28, 2010 and 2009, respectively, of foreign income tax expense.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2010 and November 30, 2009 the Company had no provisions for interest or penalties related to uncertain tax positions.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of February 28, 2010 and November 30, 2009. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized patent costs, net of accumulated amortization, as of February 28, 2010 and November 30, 2009 are $409,248 and $401,206, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets. Amortization expense was approximately $6,000 and $4,000 for the three months ended February 28, 2010 and February 28, 2009, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company has not determined if it will adopt this new update during fiscal year 2010. The Company is currently evaluating the impact this update may have on its consolidated financial statements upon its required adoption on December 1, 2010.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the risk factors set forth in Part I, “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of the Company’s C’elle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the C’elle technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	any adverse performance by or relations with any of our licensees; and

(xv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xvi)	any inability to realize cost savings as a result of recent acquisitions;

(xvii)	any inability to realize a return on an investment;

(xviii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xix)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our C’elle service and any shifting of our marketing dollars towards our C’elle service;

(xx)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending

(xxi)	other factors many of which are beyond our control

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are ineffective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Form 10-K filed on March 1, 2010, during the November 30, 2009, year end closing process, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the estimated accrual of processing and storage royalties earned from licensees and the deferral of the long-term storage royalties.

Prior to the identification of such material weakness, management had already undertaken, or was in the process of undertaking, a number of steps to design and implement more effective internal controls, including:

•	Restructuring the Company’s licensee agreements to work directly with each licensee;

•	Adding staffing resources with the primary responsibility being the licensee affiliates;

•	Refining the estimate of licensee income going forward.

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended February 28, 2010 and as a result of such changes we believe we have remediated the material weakness described above, however the new controls have not been operating for a long enough period of time to conclude that the Company’s disclosure controls are effective. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/S/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/S/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: April 14, 2010