Form 10-Q
period 2010-08-31
CRYO CELL INTERNATIONAL INC
filed 2010-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2010

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 14, 2010, 11,752,574 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2010 (unaudited)	November 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$7,880,649	$6,850,765
Restricted cash	200,000	200,000
Marketable securities and other investments	1,132,000	960,000
Accounts receivable and advances (net of allowance for doubtful accounts of $805,703 and $510,440, respectively)	2,223,193	2,246,181
Deferred tax assets	1,803,241	15,000
Prepaid expenses and other current assets	721,026	682,215

Total current assets	13,960,109	10,954,161

Property and Equipment-net	2,267,651	2,369,888

Other Assets
Marketable securities and other investments	6,404	6,404
Note receivable	91,758	91,758
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets	722,648	501,917

Total other assets	1,504,810	1,284,079

Total assets	$17,732,570	$14,608,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,002,597	$750,127
Accrued expenses	1,716,828	2,130,760
Deferred revenue, current portion	5,569,313	5,449,483

Total current liabilities	8,288,738	8,330,370

Other Liabilities
Deferred revenue, net of current portion	7,471,023	7,407,287
Deferred tax liabilities	15,000	15,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	211,605	286,441

Total other liabilities	11,447,628	11,458,728

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,752,574 issued and outstanding)	117,526	117,526
Additional paid-in capital	24,749,421	24,588,850
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(26,292,153)	(29,308,756)

Total stockholders’ deficit	(2,003,796)	(5,180,970)

Total liabilities and stockholders’ deficit	$17,732,570	$14,608,128

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Revenue:
Processing and storage fees	$4,204,485	$4,208,335	$11,970,773	$12,315,196
Licensee income (1)	334,374	351,142	1,108,274	1,214,770

Total revenue	4,538,859	4,559,477	13,079,047	13,529,966

Costs and Expenses:
Cost of sales	1,079,448	1,229,920	3,320,028	3,514,952
Marketing, general and administrative expenses	2,362,308	2,336,882	6,966,269	6,649,926
Research, development and related engineering	18,896	27,794	81,459	86,114
Depreciation and amortization	73,909	99,426	220,707	293,884

Total costs and expenses	3,534,561	3,694,022	10,588,463	10,544,876

Operating Income	1,004,298	865,455	2,490,584	2,985,090

Other Income (Expense):
Interest income	5,982	19,332	17,803	57,076
Interest expense	(387,783)	(376,677)	(1,107,608)	(1,064,500)

Total other expense	(381,801)	(357,345)	(1,089,805)	(1,007,424)

Income before equity in losses of affiliate and income tax expense	622,497	508,110	1,400,779	1,977,666

Equity in losses of affiliate	(28,338)	(32,146)	(62,111)	(95,793)

Income before income tax expense	594,159	475,964	1,338,668	1,881,873
Income tax benefit (provision)	1,749,480	(43,866)	1,677,935	(126,718)

Net Income	$2,343,639	$432,098	$3,016,603	$1,755,155

Net income per common share - basic	$0.20	$0.04	$0.26	$0.15

Weighted average common shares outstanding - basic	11,752,574	11,751,029	11,752,574	11,750,706

Net income per common share - diluted	$0.20	$0.04	$0.26	$0.15

Weighted average common shares outstanding - diluted	11,782,101	11,825,726	11,799,276	11,779,768

(1)	See Note 5, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2010	August 31, 2009
Cash Flows from Operating Activities:
Net income (1)	$3,016,603	$1,755,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	437,126	506,824
Compensatory element of stock options	98,460	89,892
Provision for doubtful accounts	270,460	387,047
Equity in losses of affiliate	62,111	95,793
Deferred income tax benefit	(1,788,241)	—
Changes in assets and liabilities:
Accounts receivable and advances (1)	(247,472)	(969,826)
Note receivable	—	(2,347)
Prepaid expenses and other current assets	(38,811)	(222,095)
Deposits and other assets	(54,219)	13,486
Accounts payable (1)	252,470	110,804
Accrued expenses	(413,932)	412,971
Deferred consulting obligation	(74,836)	(69,786)
Deferred revenue (1)	183,566	1,109,082

Net cash provided by operating activities	1,703,285	3,217,000

Cash flows from investing activities:
Purchases of property and equipment	(313,666)	(270,474)
Purchases of marketable securities and other investments	(1,035,000)	(1,010,000)
Proceeds from sale of marketable securities and other investments	863,000	1,175,000
Investments in patents	(187,735)	(92,182)

Net cash used in investing activities	(673,401)	(197,656)

Increase in cash and cash equivalents	1,029,884	3,019,344

Cash and cash equivalents - beginning of year	6,850,765	3,566,366

Cash and cash equivalents - end of period	$7,880,649	$6,585,710

(1)	See Note 5, Licensee Income - Prior Periods

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2010 and November 30, 2009, the related Consolidated Statements of Income for the three and nine months ended August 31, 2010 and August 31, 2009 and Cash Flows for the nine months ended August 31, 2010 and 2009 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2010.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long term storage contracts which the Company has under license agreements. Contracted storage periods can range from one to twenty-one years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $7,795,523 and $9,583,764 as of August 31, 2010 and November 30, 2009, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions which we operate and our forecasts and projections to make that determination.

For the three and nine months ended August 31, 2010, the Company recorded an income tax benefit, net of foreign taxes of $1,749,480 and $1,677,935, respectively, of which approximately $1,789,000 relates to a reversal of a portion of the Company’s valuation allowance for U.S. income taxes. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters, steadily improving operations and positive expectations for future taxable income.

There was no U.S. income tax expense for the three and nine months ended August 31, 2009. The Company did not record U.S. income tax expense during the three and nine months ended August 31, 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $39,000 and $44,000 for the three months ended August 31, 2010 and 2009, respectively, of foreign income tax expense. The Company recognized approximately $110,000 and $127,000 for the nine months ended August 31, 2010 and 2009, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax benefit (provision) in the accompanying consolidated statements of income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of August 31, 2010 and November 30, 2009, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of August 31, 2010, the Company has two stock-based employee compensation plans, which are described in Note 4. The Company recognized approximately $34,000 and $21,000 for the three months ended August 31, 2010 and 2009, respectively of stock compensation expense. The Company recognized approximately $98,000 and $90,000 for the nine months ended August 31, 2010 and 2009, respectively of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 and November 30, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at August 31, 2010	Fair Value Measurements at August 31, 2010 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,138,404	$6,404	$1,132,000	—

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

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $1,132,000 and $960,000 in variable rate demand notes at August 31, 2010 and November 30, 2009, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of $6,404 at August 31, 2010 and November 30, 2009. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ deficit on other investments as of August 31, 2010 and November 30, 2009.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates experienced by others have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. We have never been required to make any payments pursuant to the warranty. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of August 31, 2010 and November 30, 2009, the Company recorded a liability under these programs in the amounts of $11,281 and $9,979, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating whether it will apply this update retrospectively or prospectively, and the impact, if any, this update may have on its consolidated financial statements upon its required adoption on December 1, 2010.

Note 2 – Net Income per Common Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Numerator:
Net Income	$2,343,639	$432,098	$3,016,603	$1,755,155

Denominator:
Weighted-average shares outstanding-basic	11,752,574	11,751,029	11,752,574	11,750,706
Dilutive common shares issuable upon exercise of stock options	29,527	74,697	46,702	29,062

Weighted-average shares-diluted	11,782,101	11,825,726	11,799,276	11,779,768

Earnings per share:
Basic	$.20	$.04	$.26	$.15

Diluted	$.20	$.04	$.26	$.15

The Company excluded the effect of 673,589 and 1,027,414 outstanding stock options for the three months ended August 31, 2010 and August 31, 2009, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. The Company excluded the effect of 650,255 and 1,079,914 outstanding stock options for the nine months ended August 31, 2010 and August 31, 2009, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2010 and November 30, 2009, the Company had an ownership interest of approximately 35% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording equity in losses against the investment balance once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of August 31, 2010 and November 30, 2009, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. During 2009, the Company had an independent valuation performed on the Company’s interest in Saneron as of November 30, 2009. Management believes that this valuation accurately reflects the fair value of the Company’s interest in Saneron as of November 30, 2009 and that the goodwill is not impaired. Since November 30, 2009, there have not been any events that have occurred that would indicate a decline in the value of the investment.

For the three and nine months ended August 31, 2010, the Company recorded equity in losses of Saneron operations of approximately $28,000 and $62,000, respectively, related to certain stock and warrant awards in Saneron’s common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and nine months ended August 31, 2009, the Company recorded equity in losses of Saneron operations of approximately $32,000 and $96,000, respectively, related to certain stock and warrant awards in Saneron’s common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of August 31, 2010 and November 30, 2009, the Company has classified the Company’s portion of the initial value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

In January 2008, the Company formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s CélleSM menstrual stem cell technology. Cryo-Cell and Saneron collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company provides Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron provides study materials and develops research methodology for potential therapeutic applications associated with designated pre-clinical applications at Saneron’s expense. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan (“the Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. Vested options are exercisable for a period of 90 days after the employee’s termination. As of August 31, 2010 and November 30, 2009, there were 363,554 and 958,752 shares outstanding under the 2000 plan, respectively. No further options will be issued under the plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of August 31, 2010 and November 30, 2009, there were 459,202 and 237,728 shares outstanding under the 2006 plan, respectively. As of August 31, 2010, there were 540,798 shares available for future issuance under the 2006 plan.

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

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2010 and August 31, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	103.14%	101.4%	100.51%	101.3%
Risk free interest rate	1.70%	2.67%	2.22%	2.59%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the nine months ended August 31, 2010, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 30, 2009	1,196,480	$2.66	2.97	$143,205
Granted	295,101	1.35		—
Exercised	—	—		—
Terminated	(668,825)	3.04		3,242

Outstanding at August 31, 2010	822,756	$1.89	4.73	$12,358

Exercisable at August 31, 2010	438,705	$2.29	3.37	$8,843

The weighted average grant date fair value of options granted during the nine months ended August 31, 2010 and August 31, 2009 was $1.02 and $1.22, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on August 31, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The aggregate intrinsic value of options exercised during the nine months ended August 31, 2009 was $4,550.

There were no options exercised during the nine months ended August 31, 2010 and 5,000 options exercised during the nine months ended August 31, 2009.

Significant option groups outstanding and exercisable at August 31, 2010 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	141,667	5.33	$0.83	71,249	$0.78
$1.01 to $ 2.00	426,702	5.90	$1.56	118,069	$1.61
$2.01 to $ 3.00	78,000	2.40	$2.28	73,000	$2.29
$3.01 to $ 4.00	176,387	2.44	$3.35	176,387	$3.35

	822,756	4.73	$1.89	438,705	$2.29

A summary of the status of the Company’s non-vested shares as of August 31, 2010, and changes during the nine months ended August 31, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2009	283,140	$1.17

Granted	295,101	1.02
Vested	(102,855)	1.15
Forfeited	(91,335)	1.09

Non-vested at August 31, 2010	384,051	$1.07

As of August 31, 2010 there was approximately $206,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.04 years as of August 31, 2010. The total fair value of shares vested during the nine months ended August 31, 2010 was approximately $118,300.

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

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $213,000 and $184,000 for the three months ended August 31, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $639,000 and $652,000 for the nine months ended August 31, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $121,000 and $226,000 for the three months ended August 31, 2010 and 2009 and are reflected in processing and storage fees in the accompanying consolidated statements of income. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $487,000 and $604,000 for the nine months ended August 31, 2010 and 2009 and are reflected in processing and storage fees in the accompanying consolidated statements of income.

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

On June 27, 2009, the Company amended the original definitive License and Royalty agreement with ACCPL dated July 14, 2004 and further amended the agreement on January 7, 2010. The amendments expand the licensed territory to include Bangladesh, Nepal, Sri Lanka, Bhutan, Maldives, Oman, Saudi Arabia and the United Arab Emirates. There are no incremental up-front license fees associated with the expanded licensed territory.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $116,000 and $170,000 for the three months ended August 31, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $310,000 and $410,000 for the nine months ended August 31, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income.

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front non-refundable storage services and license fee is $200,000. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008. The Company received the second installment payment of $100,000 during the first quarter of fiscal 2009 which is reflected in licensee income in the accompanying consolidated statements of income. Processing and storage revenue totaled approximately $81,000 and $56,000 for the three months ended August 31, 2010 and 2009, respectively, and is reflected in processing and storage fees in the Company’s consolidated statements of income. Processing and storage revenue totaled approximately $258,000 and $159,000 for the nine months ended August 31, 2010 and 2009, respectively, and is reflected in processing and storage fees in the Company’s consolidated statements of income.

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

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. SEB opened its state-of-the-art laboratory operation and research and development facility in August 2010. The Company will receive royalty fees of 15% of the C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. SEB commenced operations during August 2010. The Company did not earn any royalties in the first nine months of fiscal 2010 or fiscal 2009.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS is required to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company will also receive royalty fees of 14% – 18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of October 15, 2010, IMS has not begun to market the Company’s U-Cord business. Consequently, the Company has not received or recorded an annual fee, license fees or royalties in the first nine months of fiscal 2010 or fiscal 2009, and the Company does not know when it will begin to receive such license fees and royalty payments.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s CélleSM preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS is required to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company will receive royalties of 18% – 22% of the CélleSM collection and processing revenues generated by IMS. The Company will also receive royalty fees of 20% – 24% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of October 15, 2010, IMS has not begun to market the Company’s CélleSM preservation program. Consequently, the Company has not received or recorded an annual fee, license fees or royalties in the first nine months of fiscal 2010 or fiscal 2009, and the Company does not know when it will begin to receive such license fees and royalty payments.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and non-refundable license fee is $60,000 which is to be paid in three installments over the next two years. During the first quarter of fiscal 2010, the Company received the first installment payment of $10,000. A second installment payment of $5,000 was received during the third quarter of fiscal 2010. These payments are reflected in licensee income in the accompanying consolidated statement of income for the period ended August 31, 2010. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. Pakistan commenced shipping specimens during the third quarter of fiscal 2010. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010 and this is reflected in licensee income in the accompanying consolidated statement of income. The second and third installments are payable during Q1 of fiscal 2011 and 2012, respectively.

Licensee Income – Prior Periods

Sublicensee Income. The Company records processing and storage revenues for specimens received from sublicensees, which are processed, tested and stored in the Company’s facility in Oldsmar, Florida. Previously, the Company reflected payments for multi-year storage plans from the sublicensees as credits to accounts receivable. The Company revised the consolidated statement of cash flows for the nine months ended August 31, 2009, to reflect credits to accounts receivable of approximately $27,000 as accounts payable and credits to accounts receivable of approximately $577,000 as deferred revenue. This adjustment did not have an impact on net cash provided by operating activities, stockholders’ deficit, net income or net income per common share.

Licensee Income. During the fourth quarter of fiscal 2009, the Company identified errors in licensee income related to fiscal years 2008 and 2007 and the first three quarters of fiscal 2009. Management evaluated these errors and determined that the errors were not material to the consolidated financial statements for the fiscal years ended 2008 and 2007 and the first three quarters of fiscal 2009. The Company has revised the previously reported licensee income for the three and nine months ended August 31, 2009 by approximately $3,000 and $53,000, respectively.

During 2010, the Company reclassified licensee income from other income (expenses) to revenue in the consolidated statement of income for the three and nine months ended August 31, 2009. Due to the recent increase in license agreement activity, the Company has determined that licensee income has become a significant source of its revenue and that it should be included within revenue on the consolidated statements of income. This reclassification did not have an impact on stockholders’ deficit, net income or net income per common share.

The following are the effects on the consolidated statements of income and the consolidated statements of cash flows for the three and nine months ended August 31, 2009.

	As Previously Reported	As Revised
Consolidated Statement of Income for the Three Months Ended August 31, 2009
Licensee Income	$353,768	$351,142
Net income	$434,724	$432,098

Consolidated Statement of Income for the Nine Months Ended August 31, 2009
Licensee Income	$1,161,973	$1,214,770
Net income	$1,702,358	$1,755,155

Consolidated Statement of Cash Flows for the Nine Months Ended August 31, 2009
Accounts receivable and advances	$(365,826)	$(969,826)
Accounts payable	$83,804	$110,804
Deferred revenue	$584,879	$1,109,082
Net income	$1,702,358	$1,755,155

Note 6 – Agreements

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. As of August 31, 2010, approximately $8,000 has been expensed and is reflected in the consolidated statements of income. The remaining balance of approximately $92,000 is recorded as a deposit on the accompanying consolidated balance sheets.

Note 7 – Income Taxes

The effective tax rate of -125.34% and 6.73% for the nine months ended August 31, 2010 and 2009, respectively, and -294.45% and 9.22% for the three months ended August 31, 2010 and 2009, respectively, differs from the statutory rate, due primarily to the reversal of a portion of the deferred tax asset valuation allowance and the effect of foreign income taxes related to licensee income.

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

During the nine months ended August 31, 2010, the Company’s revenues decreased 3% as compared to the same period in 2009. The Company reported net income of approximately $3,017,000, or $.26 per basic common share for the nine months ended August 31, 2010 compared to net income of approximately $1,755,000 or $.15 per basic common share for the same period in 2009. The increase in net income for the nine months ended August 31, 2010 principally resulted from a 6% decrease in cost of sales primarily due to a decline in the number of specimens processed and operational efficiencies in the processing and storage of specimens, which is partially offset by a 5% increase in marketing, general and administrative expenses, due mainly to the increase in sales and marketing initiatives. Due to the cancellation of the contract with Safti-Cell during the 4th quarter of 2009, and moving all of the specimens previously stored by Safti-Cell to the Company’s storage facility in Oldsmar, Florida, the Company decreased cost of sales by approximately $208,000 for the nine months ended August 31, 2010. In addition, research and development expenses were approximately $81,000 for the nine months ended August 31, 2010, a decrease of approximately 5% in comparison to the same period in 2009. Research and development expenses in 2009 were primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, Célle, which was launched in November 2007. Also during the third quarter of 2010, the Company reversed approximately $1.8 million of its valuation allowance for income taxes. The decision to reverse a portion of the allowance is based on the Company’s historical operating performance, which includes profitability in seven of the last eight quarters, steadily improving operations and positive expectations for future taxable income.

As of August 31, 2010, the Company had cash and cash equivalents of $7,880,649. The Company’s cash increased by approximately $1,030,000 during the first nine months of fiscal 2010, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during the first nine months of fiscal 2010. As of October 1, 2010, the Company maintains no long-term indebtedness.

The Company retained investment banking firm Morgan Joseph LLC in August 2010 to assist it in exploring potential strategic acquisitions that would fit within the Company’s strategic growth plans. In the event the Company completes any acquisitions in the future it could impact its balance sheet and future earnings.

Results of Operations – Nine Month Period Ended August 31, 2010

Revenue. Revenue for the nine months ended August 31, 2010 was $13,079,047 as compared to $13,529,966 for the same period in 2009. The decrease in revenue was primarily attributable to a 3% decrease in processing and storage fees and a 9% decrease in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 11%, offset by a decrease in sales discounts of 6% and a 7% increase in recurring annual storage fee revenue for the nine months ended August 31, 2010 compared to the 2009 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Licensee Income. Licensee income for the nine months ended August 31, 2010, was $1,108,274 as compared to $1,214,770 for the 2009 period. Licensee income for the nine months ended August 31, 2010 primarily consisted of $948,274 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $160,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan. Licensee income for the nine months ended August 31, 2009 consisted of $964,841 in royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. The remaining licensee income of $250,000 related to an installment payment of a non-refundable up-front license fee of $150,000 from the licensee of the Company’s C’elle preservation program in India and an installment payment of a non-refundable up-front license fee of $100,000 from the licensee of the Company’s U-Cord program in Venezuela.

Cost of Sales. Cost of sales for the nine months ended August 31, 2010 was $3,320,028 as compared to $3,514,952 for the same period in 2009, representing a 6% decrease. Cost of sales was 25% of revenues for the nine months ended August 31, 2010 and 26% for the nine months ended August 31, 2009. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $216,000 and $213,000 for the nine months ended August 31, 2010 and 2009, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the nine months ended August 31, 2010 compared to the 2009 period. Due to the cancellation of the contract with Safti-Cell during the 4th quarter of 2009, and moving all of the specimens previously stored by Safti-Cell to the Company’s storage facility in Oldsmar, Florida, the Company decreased cost of sales by approximately $208,000 for the nine months ended August 31, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine months ended August 31, 2010 were $6,966,269 as compared to $6,649,926 for the 2009 period representing a 5% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2010 were $81,459 as compared to $86,114 for the 2009 period. The expenses for the nine months ended August 31, 2010 and 2009 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, CélleSM, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2010 was $220,707 compared to $293,884 for the 2009 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2009.

Interest Expense. Interest expense during the nine months ended August 31, 2010, was $1,107,608 compared to $1,064,500 during the comparable period in 2009. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $12,855 and $17,908 for the nine months ended August 31, 2010 and 2009, respectively, as well as interest paid of $6,621 related to the installment payments made to Safti-Cell, Inc. for the Asset Purchase Agreement for the nine months ended August 31, 2010.

Equity in Losses of Affiliate. Equity in losses of affiliate was $62,111 for the nine months ended August 31, 2010, compared to $95,793 for the 2009 period. Equity in losses of affiliate for the nine months ended August 31, 2010 and 2009, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company recorded an income tax benefit of $1,677,935, net of foreign income taxes for the nine months ended August 31, 2010. During the third quarter August 31, 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,789,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters, steadily improving operations and positive expectations for future taxable income. There was no US income tax expense for the nine months ended August 31, 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $110,306 and $126,718 for the nine months ended August 31, 2010 and 2009, respectively, of foreign income tax expense, which is included in income tax benefit (provision) in the accompanying consolidated statements of income.

The effective tax rate of -125.34% and 6.73% for the nine months ended August 31, 2010 and 2009, respectively differs from the statutory rate, due primarily to the reversal of a portion of the deferred tax asset valuation allowance and the effect of foreign income taxes related to licensee income.

Results of Operations – Three Month Period Ended August 31, 2010

Revenue. Revenue for the three months ended August 31, 2010 was $4,538,859 as compared to $4,559,477 for the same period in 2009. The decrease in revenue was primarily attributable to a less than 1% decrease in processing and storage fees and a 5% decrease in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 16%, partially offset by a 24% decrease in sales discounts as well as an 6% increase in recurring annual storage fee revenue for the three months ended August 31, 2010 compared to the 2009 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Licensee Income. Licensee income for the three months ended August 31, 2010, was $334,374 as compared to $351,142 for the 2009 period. Licensee income for the three months ended August 31, 2010 consisted of $329,374 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. Licensee income for the three months ended August 31, 2009 principally consisted of $276,142 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $5,000 and $75,000 for the three months ended August 31, 2010 and 2009, respectively related to installment payments of a non-refundable up-front license fees from the licensee of the Company’s Célle preservation program in Nicaragua and India, respectively.

Cost of Sales. Cost of sales for the three months ended August 31, 2010 was $1,079,448 as compared to $1,229,920 for the same period in 2009, representing a 12% decrease. Cost of sales was 24% of revenues for the three months ended August 31, 2010 and 27% for the three months ended August 31, 2009. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $73,000 and $72,000 for the three months ended August 31, 2010 and 2009, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses and the decrease in specimens processed during the three months ended August 31, 2010 compared to the 2009 period. Due to the cancellation of the contract with Safti-Cell in the 4th quarter of 2009, and moving all of the specimens previously stored by Safti-Cell to the Company’s storage facility in Oldsmar, Florida, the Company decreased cost of sales by approximately $65,000 for the three months ended August 31, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended August 31, 2010 were $2,362,308 as compared to $2,336,882 for the 2009 period representing a 1% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2010 were $18,896 as compared to $27,794 for the 2009 period. The expenses for the three months ended August 31, 2010 and 2009 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, CélleSM, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2010 was $73,909 compared to $99,426 for the 2009 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2009.

Interest Expense. Interest expense during the three months ended August 31, 2010, was $387,783 compared to $376,677 during the comparable period in 2009. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $3,645 and $5,269 for the three months ended August 31, 2010 and 2009, respectively, as well as interest paid of $1,707 related to the installment payments made to Safti-Cell, Inc. for the Asset Purchase Agreement for the three months ended August 31, 2010.

Equity in Losses of Affiliate. Equity in losses of affiliate was $28,338 for the three months ended August 31, 2010, compared to $32,146 for the 2009 period. Equity in losses of affiliate for the three months ended August 31, 2010 and 2009, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company recorded an income tax benefit of $1,749,480, net of foreign income taxes for the three months ended August 31, 2010, as a result of the Company reversing a portion of its valuation allowance for U.S. income taxes of approximately $1,789,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters, steadily improving operations and positive expectations for future taxable income. There was no US income tax expense for the three months ended August 31, 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $39,000 and $44,000 for the three months ended August 31, 2010 and 2009, respectively, of foreign income tax expense, which is included in income tax benefit (provision) in the accompanying consolidated statements of income.

The effective tax rate of -294.45% and 9.22% for the three months ended August 31, 2010 and 2009, respectively differs from the statutory rate, due primarily to the reversal of a portion of the deferred tax asset valuation allowance and the effect of foreign income taxes related to licensee income.

Liquidity and Capital Resources

Through August 31, 2010, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At August 31, 2010, the Company had cash and cash equivalents of $7,880,649 as compared to $6,850,765 at November 30, 2009. The increase in cash and cash equivalents during the nine months ended August 31, 2010 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2010 was $1,703,285, which was primarily attributable to the Company’s net operating income and the receipt of $160,000 in up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan.

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

Net cash used in investing activities for the nine months ended August 31, 2010 was $673,401, which was primarily attributable to the costs associated with the application and development of patents, the purchase of property and equipment and investments in marketable securities.

Net cash used in investing activities for the nine months ended August 31, 2009 was $197,656, which was primarily attributable to the costs associated with the application and development of patents and the purchase of property and equipment.

There was no cash provided by or used in financing activities during the first nine months of fiscal 2010 and 2009.

The Company does not have a line of credit or other type of financing instrument. The Company paid the final balance of $95,457 to Red Rock for the acquisition of Safti-Cell during the third quarter of fiscal 2010.

The Company anticipates making non-discretionary capital expenditures of approximately $500,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its current operations cash needs for at least the next 12 months. Cash flows from operations in the near future will depend primarily upon the Company’s sales of its umbilical cord blood cellular storage services and the CélleSM service, collecting up-front fees from licensees, as well as its management of ongoing expenses. If expected revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs in the future. Additionally the Company recently retained an investment banking firm to assist it in exploring potential strategic acquisition candidates that would fit strategically into the Company’s business. In the event the Company’s current cash on hand is insufficient for its operations or to finance a desired acquisition,, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations or for strategic acquisitions, and if such financing can be obtained on acceptable terms. There is no assurance that any equity financing would not be dilutive to stockholders and that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

License and Royalty Agreements

The Company has entered into licensing agreements with various licensees in certain international markets in an attempt to capitalize on the Company’s technology. The licensees typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected geographical area. The licensee may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has seventeen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Nicaragua, Ecuador, Panama, Honduras, Venezuela, China, Pakistan, Chile, Colombia and Peru. The following areas each have two license agreements: India and Germany.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $7,795,523 and $9,583,764 as of August 31, 2010 and November 30, 2009, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions which we operate and our forecasts and projections to make that determination.

For the three and nine months ended August 31, 2010, the Company recorded an income tax benefit, net of foreign taxes of $1,749,480 and $1,677,935, respectively, of which approximately $1,789,000 relates to a reversal of a portion of the Company’s valuation allowance for U.S. income taxes. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters, steadily improving operations and positive expectations for future taxable income.

There was no U.S. income tax expense for the three and nine months ended August 31, 2009. The Company did not record U.S. income tax expense during the three and nine months ended August 31, 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $39,000 and $44,000 for the three months ended August 31, 2010 and 2009, respectively, of foreign income tax expense. The Company recognized approximately $110,000 and $127,000 for the nine months ended August 31, 2010 and 2009, respectively, of foreign income tax expense. Foreign tax expense is included in income tax benefit (provision) in the accompanying statements of income.

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

Investment in Saneron

The Company owns 35% of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews the investment annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company does not believe that an impairment exists as of August 31, 2010 and November 30, 2009. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized patent costs, net of accumulated amortization, as of August 31, 2010 and November 30, 2009 are $567,718 and $401,206, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets. Amortization expense was approximately $9,000 and $6,000 for the three months ended August 31, 2010 and August 31, 2009, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of income. Amortization expense was approximately $21,000 and $16,000 for the nine months ended August 31, 2010 and August 31, 2009, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of income.

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

Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating whether it will apply this update retrospectively or prospectively, and the impact, if any, this update may have on its consolidated financial statements upon its required adoption on December 1, 2010.

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

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render the Company’s business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	any adverse performance by or relations with any of our licensees;

(xv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xvi)	any inability to realize cost savings as a result of recent acquisitions;

(xvii)	any inability to realize a return on an investment ;

(xviii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xix)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our CélleSM service and any shifting of our marketing dollars towards our CélleSM service;

(xx)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xxi)	any inability to successfully identify and consummate strategic acquisitions;

(xxii)	any inability to realize benefits from any strategic acquisitions; and

(xxiii)	other factors many of which are beyond our control.

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Cryo-Cell International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by the Company and any Current Reports on Form 8-K filed by the Company

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Form 10-K filed on March 1, 2010 and the Company’s Form 10-Q filed on April 15, 2010 and July 15, 2010, during the November 30, 2009, year end closing process, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the estimated accrual of processing and storage royalties earned from licensees and the deferral of the long-term storage royalties.

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

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended February 28, 2010 and as a result of such changes we believe we have remediated the material weakness described above, however the new controls have not been operating for a long enough period of time to conclude that the Company’s disclosure controls are effective. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We are also subject to the following new risk factor as a result of our plan to explore strategic acquisition opportunities that we announced on August 16, 2010:

We may be unable to identify or realize the intended benefits of potential strategic acquisition opportunities.

As part of our growth strategy, we plan to evaluate potential strategic acquisition opportunities, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that any acquisitions will be successful or achieve their intended benefits. We will encounter various risks in connection with acquisitions, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

The Company held the Annual Meeting of Stockholders on July 27, 2010. The stockholders voted on the following:

Election of seven directors.

The following results were certified by the Inspector of Elections on July 27, 2010:

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominees Elected	For	Withheld
Mercedes Walton	1,054,378	1,139,867
Michael Cho, PhD	1,967,132	227,113
Ki Yong Choi	1,934,516	259,729
Scott Christian	1,074,146	1,120,099
Andrew J. Filipowski	984,806	1,209,439
Anthony P. Finch	1,103,194	1,091,051
Sung Won Sohn, PhD	1,480,154	714,091

Ratification of Auditor Appointment. The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2010 was approved by the following vote:

For	Against	Abstain
8,382,286	1,204,116	39,497

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ MERCEDES WALTON
Mercedes Walton
Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS
Jill M. Taymans
Vice President, Finance

Date: October 15, 2010