Form 10-K
period 2010-11-30
CRYO CELL INTERNATIONAL INC
filed 2011-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $10,713,578.

As of January 31, 2011, the Registrant had 11,752,574 shares of Common Stock, $0.01 par value, issued and outstanding.

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

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) operates in one reportable segment and is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company, in combination with its global affiliates currently stores over 230,000 cord blood specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. The Company is one of the world’s largest and most established private family cord blood stem cell banks in terms of the number of specimens preserved. Its headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations, including the processing and storage of specimens. The specimens are stored in commercially available cryogenic storage units at the Company’s technologically and operationally advanced facility in Oldsmar, Florida.

In recent years, utilizing its infrastructure, experience and resources derived from its U-Cord business, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also in 2006, the Company discovered novel technology related to menstrual stem cells. In November 2007, the Company announced the commercial launch of CélleSM service related to this patent-pending technology. The Company continues to focus independently-funded research and development activities through a vast network of research collaboration partners. The Company offers the Célle service through a bundled offer with the Company’s U-Cord service and on a stand-alone basis. The Company expects to place greater promotional emphasis on its CélleSM service in the future and increase its marketing expenditures related to CélleSM.

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

Stem cells are found in umbilical cord/placental blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 20,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

The Company, in combination with its global affiliates, currently stores over 230,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. The Company believes it is one of the world’s largest family cord blood stem cell banks in terms of the number of worldwide specimens preserved by the Company and its affiliates.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The most established private family cord blood bank, with an established client base (including licensees) exceeding 230,000 worldwide,

•	Our status as the only cGMP- and cGTP-compliant private cord blood bank with both International Organization for Standardization (“ISO”) certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	demonstrated success in the transplant of processed specimens,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week client support staff to assist clients and medical caregivers,

•	high-value pricing,

•	the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college,

•	our Client for Life™ Program, announced in December 2005, that enables clients to lock-in today’s U-Cord® Service prices for the family’s future newborns,

•

a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions,

•

a $10,000 Cryo-Cell Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s Cryo-Cell processed and stored cord blood specimen is utilized for bone marrow transplant, and

•

the availability of our Célle services bundled with the U-Cord services, Protect Baby Protect MomSM which gives expectant mothers the ability to store their own stem cells on a combined and value priced basis.

CélleSM Menstrual Stem Cell Technology

In November 2007, the Company announced its discovery of novel stem cell technology and its launch of the world’s first-ever commercial service allowing women to store their own menstrual stem cells. The new service, called Célle (pronounced “C-L”), enables women to collect menstrual flow containing stem cells, which can be cryogenically preserved in a manner similar to stem cells from umbilical cord blood and may one day serve as a potential source for promising regenerative therapies to treat heart disease, diabetes, neurological disorders like spinal cord injury, Parkinson’s and Alzheimer’s diseases, in addition to cosmeceutical applications such as anti-aging therapies, to name a few. The Célle service is based on Cryo-Cell’s intellectual property portfolio, for which patent applications are pending, related to the procurement, processing, isolation, cryo-preservation and composition of matter of these unique menstrual stem cells. The exclusive and proprietary Célle service is being offered following the

Company’s discovery of new scientific evidence that menstrual flow, which results from the shedding of the uterine lining (endometrium) during menstruation, contains millions of stem cells that have demonstrated many properties and characteristics similar to those of both bone marrow and embryonic stem cells.

The Company believes Célle menstrual stem cells will have a significant impact on regenerative medicine. Célle menstrual stem cells are easily available, compared to stem cells from bone marrow and cord blood that are commonly used in treatments today. Further, the Célle commercial service allows many more cells to be extracted and stored, compared to the limitations on the number of cells that can be extracted from bone marrow or cord blood, a factor that limits many treatments today.

Further, Célle menstrual stem cells have demonstrated the capability in preliminary research to differentiate into many more types of cells and may potentially be pluripotent. Preliminary studies have shown that these stem cells can expand their numbers in cell culture and differentiate into other cell types, such as nervous system, heart, bone, fat and cartilage cells. Célle menstrual stem cells are adult stem cells but with many properties associated with both embryonic stem cells and mesenchymal stem cells (a highly potent adult stem cell in therapeutic use today derived from connective tissue). In recent years researchers have successfully isolated stem cells from fat cells, semen, unfertilized egg cells, and other sources, but the Company believes the Célle menstrual stem cells represent the first identified adult stem cell that shows a very attractive set of features – the ability to differentiate into many types of cells, the lack of a need for invasive collection techniques, and the availability of a considerably renewable source of cells. Based on the preliminary studies, Célle menstrual stem cells may have the potential to be used to treat a broad range of diseases and conditions, including diabetes, osteoporosis, heart disease and neural disorders such as stroke, Alzheimer’s and Parkinson’s disease, as well as for cosmeceutical therapies such as anti-aging treatments.

Although menstrual stem cells have not been used to date in human therapies, animal studies of menstrual stem cells have commenced, showing strong potential value. This research is further supported by several recent scientific publications that demonstrate the potential of menstrual stem cells for human therapies such as cardiac and bone repair. Cryo-Cell is the first and only company to launch a service, Célle, that will enable women to collect and store these stem cells. The Company has filed patent applications to protect a broad range of intellectual property (IP) associated with Célle menstrual stem cell technology, and it intends to license the exclusive service in selected global markets. The Company has executed collaborative research agreements with several leading stem cell researchers who have initiated preclinical studies in a broad range of diseases reflecting the significance of this discovery, including diabetes, cardiac and neurological diseases and disorders such as stroke and Alzheimer’s disease.

The Company estimates that over 70 million women in the U.S. alone are in the target market for the Célle service. The Company anticipates that Célle market penetration will expand over time as scientific research is announced and therapeutic developments emerge.

Cryology RTS®

In October 2010, the Company announced Cryology RTS®, a new reproductive tissue storage service for cryopreserved embryos, oocyctes and sperm. Cryology RTS is expected to offer high quality and competitively priced reproductive tissue services that will include short and longer-term cryogenic storage; inter-facility transportation coordination; and special quarantined cryogenic storage for infectious disease positive specimens. Following the successful launch of the new service in the United States, Cryo-Cell expects to introduce the Cryology RTS service throughout the Company’s expansive global affiliate network.

Cryology RTS intends to assure clients of enhanced security and significant single-source savings for their family’s current and future biological tissue cryogenic storage needs. Cryology RTS clients will be eligible to purchase any Cryo-Cell service at discounted returning client pricing, including the Company’s signature U-Cord® umbilical cord blood stem cell preservation service; Célle(SM) menstrual stem cell service; and Protect Baby, Protect Mom(SM), the premium healthcare bundle. Cryology RTS is also expected to assist clients with the facilitation of future possibilities available for their cryopreserved specimens, including donation for research, anonymous or direct donation. The new service is expected to be generally available in early 2011.

Medical and Scientific Advisory Board

The Company has an eight member Medical and Scientific Advisory Board (MSAB), with Stephen Noga, M.D., Ph.D. serving as its Chairman. Dr. Noga is currently the Chief of Hematology at The Harry and Jeanette Weinberg Cancer Institute at Franklin Square in Baltimore. In addition to his expertise in cellular therapies, Dr. Noga is a noted speaker, has served on many editorial boards and has organized many conferences, advisory committees and review groups.

Dr. Noga is joined by seven other highly qualified MSAB members, each having expertise in the areas of transplant medicine, infectious disease, laboratory/transfusion medicine and/or obstetrics/gynecology.

Marketing

Marketing Approach

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 80 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have at least a 1-in-4 chance of being a perfect match for a sibling. There is no assurance however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

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

U-Cord Service

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2010 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Célle Service

The Célle marketing strategy includes plans to leverage the new service with the Company’s existing cord blood clientele primarily to prospective new cord blood clients through a bundled offer (“Protect Baby, Protect Mom”). The Company’s comprehensive website for Célle, www.celle.com, includes an e-commerce platform that enables clients to purchase annual plans or the 21-year pre-paid storage plan, which is only available with the bundled offer. The Company believes that many women in the target market may opt to participate in the Célle service more than one-time because of family history of disease; perimenopause; or other conditions, such as a prospective hysterectomy.

The Company also believes that its exclusive Célle service may potentially serve to enhance its competitive position in the cord blood industry as the leader of “innovative stem cell solutions”. As part of the initial launch of Célle, the service has been bundled with the U-Cord service and marketed to clients as a way to protect their newborn and to protect themselves. This “U-Cord and Célle Combo Offer” is highly differentiated and value priced in comparison to the stand-alone cord blood services of the Company’s primary competitors. There are distinctive synergies between the target markets for Célle and U-Cord in that clients of both services are typically well-educated with higher discretionary incomes; are knowledgeable about the promise and potential of stem cell science; and are keenly interested in preserving stem cells for possible therapeutic applications that may emerge in the future for their families and themselves.

The Company has executed numerous collaborative research agreements with stem cell researchers who are studying Célle menstrual stem cells in various pre-clinical models including diabetes; breast cancer; heart disease, vascular regeneration, stroke and autoimmune diseases. Although the Company does not have funding commitments with any of the collaborative research agreements, it shares in any intellectual property generated by the research. The Company expects to place greater promotional emphasis on its Célle service in the future and increase its marketing expenditures related to Célle.

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

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service supported by a 24/7 professional staff; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage. The Company believes the availability of our Célle services bundled with the U-Cord services will ultimately provide a competitive advantage over competitors that offer only the storage of umbilical cord blood.

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

Subsidiaries and Joint Ventures

Since its inception, Cryo-Cell has entered into a number of business activities through subsidiaries and joint ventures, including the following activities and those described under “International” below. Cryo-Cell had de-emphasized certain of these activities in prior periods in connection with the Board of Directors’ strategic decision to focus the Company’s priorities and resources on its core business of marketing cord blood stem cell preservation services. In recent periods, however, the Company has evaluated and pursued, and intends to continue to evaluate and pursue, certain opportunities for global expansion, on a selective basis, in which operational synergies and economic potential align with Cryo-Cell’s strategic direction.

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 35% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2010 and 2009. Saneron is the owner and/or exclusive licensee of technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent Applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL) and Sertoli cells (SERT-CELL).

To date, Saneron has received twelve SBIR/STTR grants, has been the industry sponsor on ten Florida High Tech Corridor grants, one James and Esther King Biomedical Research Grant, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL™ as a treatment for Alzheimer’s. During 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL™ have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently finishing the preclinical studies needed for the completion of an Investigational New Drug (“IND”) application for the use of the U-CORD-CELL™ as a potential therapy for ALS.

In January 2008, the Company announced that it has formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s Célle menstrual stem cell technology. Cryo-Cell and Saneron will collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with menstrual stem cells along with the proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

In 2010, the Saneron contributed to six peer-reviewed scientific publications and is the exclusive licensee of a newly issued patent related to a combination therapy of stem cells and blood brain barrier permeabilizers. In February 2010, the Saneron received a Phase I STTR grant for a joint project with

Henry Ford Health System on the use of the U-CORD-CELL™ as a potential therapy for stroke. In June 2010, the Saneron received a James and Esther King Biomedical Grant, which was matched with a Florida High Tech Corridor Industry Seed Grant, to study the potential of Cryo-Cell’s Célle menstrual stem cell technology as a possible treatment for stroke. Finally in September 2010, the Saneron received a 2 1/2 year Phase II STTR grant to further translate the research underway on the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s. This $2.6M Phase II STTR grant was also matched with a Florida High Tech Corridor Industry Seed Grant.

Safti-Cell, Inc. On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP (“Red Rock”) to purchase the assets and rights related to Safti-Cell, Inc. (“Safti-Cell”), which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 was allocated to the purchase of the cryogenic storage units and $696,850 was allocated to the cancellation of the contract and included in the consolidated statements of income for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which had a stated interest rate of 3.25% and was collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, was paid in full in equal quarterly installments of principal plus interest of approximately $95,000 during fiscal 2010. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s total payments to Safti-Cell for storage for the fiscal years ended November 30, 2010 and 2009 were $0 and $236,304, respectively. Due to the cancellation of the contract with Safti-Cell, the Company will be saving approximately $3,300,000 over the next 12 years.

Revenue Sharing Agreements (“RSAs”)

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

In the future, the Company could reverse the liability relating to the RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular revenue sharing agreement. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments made during these periods will be treated as interest expense, which will be recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to revenues of up to a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company is a 50% owner of this revenue sharing agreement. The revenue sharing agreement was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $1,412,887 and $1,284,805 for the fiscal years ended November 30, 2010 and 2009, respectively. The Company recorded an RSA accrual of $807,171 and $745,127 as of November 30, 2010 and 2009, respectively, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

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

The Company recorded royalties from Cryo-Cell de Mexico in the amount of approximately $837,000 and $699,000 for the years ended November 30, 2010 and 2009, respectively, and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $735,000 and $813,000 for the years ended November 30, 2010 and 2009 and are reflected in processing and storage fees revenue in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

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

The Company recorded royalties from ACCPL in the amount of approximately $497,000 for the year ended November 30, 2010 and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $405,000, which principally consisted of $277,808 in royalty income earned on the processing and storage of cord blood stem cell specimens for the year ended November 30, 2009 and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its Célle preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by ACCPL in installments. The first installment of approximately $89,000, net of foreign income taxes of approximately $11,000, was paid during the second quarter of fiscal 2008. The final payments of approximately $127,000, net of foreign income taxes of approximately $23,000, were paid during the second and third quarters of 2009. These installment payments are reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the Célle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009. The installment payments are reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. Processing and storage revenue totaled approximately $367,000 and $245,000 for the years ended November 30, 2010 and 2009, respectively, and is reflected in processing and storage fees revenue in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

On February 22, 2010, the agreement was amended extending the territory to include Peru, Chile and Colombia to directly market the U-Cord program throughout Peru, Chile and Colombia and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company will receive a fee for processing and storage of the specimens. The initial up-front storage and license fee is $450,000 and is non-refundable. The Company received the first installment of $125,000 during the first quarter of 2010, which is reflected in licensee income in the Company’s consolidated statements of income. The second installment of $150,000 is due 18 months from the effective date of the amendment and the final installment of $175,000 is due 30 months from the effective date.

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its CélleSM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary Célle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the Célle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company recorded royalties from SEB in the amount of approximately $10,000 and $0, for the years ended November 30, 2010 and, 2009, respectively and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS was supposed to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company is entitled to royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company is also entitled to receive royalty fees of 14% - 18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of February 28, 2011, IMS has not begun to market the

Company’s U-Cord program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. Consequently, the Company has not received or recorded an annual fee or royalties in fiscal 2010 or fiscal 2009, and the Company does not know when it will begin to receive such annual fees and royalty payments.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s Célle preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS was supposed to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company is entitled to receive royalties of 18% - 22% of the Célle collection and processing revenues generated by IMS. The Company is also entitled to receive royalty fees of 20% - 24% of IMS’s storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of February 28, 2011, IMS has not begun to market the Company’s CélleSM preservation program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. Consequently, the Company has not received or recorded an annual fee or royalties in fiscal 2010 or fiscal 2009, and the Company does not know when it will begin to receive such annual fees and royalty payments.

IMS has advised the Company that it intends to terminate both of the license agreements. Currently, IMS owes the Company a total of $50,000 for the two annual fees due on October 1, 2010. The Company has not recorded revenue associated with the two annual fees in the Company’s consolidated statements of income as of November 30, 2010 and 2009, as the collectability is uncertain.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $60,000, which is to be paid in three installments over the next two years. During the first quarter of fiscal 2010, the Company received the first installment payment of $10,000. The second installment payment of $25,000 is due on the anniversary of the effective date of which $5,000 and $10,000 were received in advance during the third and fourth quarters of fiscal 2010, respectively. The remaining amount due for the second installment of $5,000 was received during the first quarter of fiscal 2011. These payments are reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010 and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. The second and third installments are payable during the first quarter of fiscal 2011 and 2012, respectively.

Curacao

On November 18, 2010, the Company entered into a storage services and license agreement with Link-Cell N.V. (“Curacao”), for storage services and the exclusive license to market the Company’s U-Cord program in Curacao, Bonaire, St. Maarten, Aruba and Suriname. The license allows Curacao to directly market the U-Cord program throughout Curacao, Bonaire, St. Maarten, Aruba and Suriname and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $40,000. The Company received the first installment payment of $5,000 during the fourth quarter of fiscal 2010 and this is reflected in licensee income in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K. The next three installments are payable fourth quarter of fiscal 2011, 2012 and 2013, respectively. The Company has not recorded revenue for processing and storage fees in fiscal 2010, as Curacao is not expected to launch services until July 2011.

Employees

At November 30, 2010, there are 55 full-time employees and 2 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Market acceptance of our new Célle service will require publication of scientific studies, consumer awareness, and the development of new therapies from the Célle technology, none of which are certain.

The launch of the Célle service in November 2007 was a “soft launch”, prior to the commencement of full marketing efforts and before the publication of full scientific research; therefore, sales of the Célle service have only been on a preliminary basis. Market acceptance of this service will depend on several factors, none of which are certain. First, media attention and success with new customers will depend on publication of scientific data that supports the regenerative capabilities of our menstrual stem cells. We are working with respected researchers who are endeavoring to publish data to support these claims; however, there is no assurance that multiple studies will be accepted for publication, that the content of these publications will attract media attention or customer acceptance, and the timing of any publications is not certain. Second, the success of this business will depend upon the effectiveness of our consumer marketing efforts, and the efforts of our sales force to build awareness among medical professionals who would encourage women to purchase these services. Third, the long-term growth of this business will depend on the development and commercialization of effective therapies derived from these stem cells. Such development is subject to many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. There is no assurance that such therapies and products can be successfully developed.

The successful development of new therapies from the Célle technology will depend on overcoming a variety of challenges.

The Company is protecting intellectual property relating to various medical therapies and applications relating to its proprietary Célle menstrual stem cells. Successful development of products and other applications will depend on many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. The Company will also be reliant on the efforts of joint venture partners, researchers and others for such development. There is no assurance that such therapies and products can be successfully developed.

Any new services relating to new types of stem cells have not yet been offered commercially, and there is no assurance that such services or other stem cell services will be launched or will gain market acceptance.

We have not yet commercially launched services relating to fetal placental stem cells, MPSCs or other new types of stem cells other than the Célle service. Such commercial launches are subject to certain developments, including completion of clinical validation and testing. There can be no assurance that completion of these developments will be successful or that any new services will ever be commercially launched. The Company continues to work on other intellectual property, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. Such service offerings will be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, fetal placental stem cells, MSPCs and any other new stem cells that may be offered have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for new types of cells, this may adversely affect our future sales, if any, of these services.

Our stem cell storage business is susceptible to deteriorations in economic conditions and consumer confidence.

Our stem cell storage business is subject to the impact of deteriorating economic conditions, including rising unemployment, lower consumer confidence and restricted access to credit. Any of these conditions in the U.S. economy may adversely affect customers’ decisions to use our preservation and storage services or to continue making payments on existing storage contracts. These factors may adversely affect our revenues and cash flows in future periods. Because consumer spending for the processing and storage of umbilical cord blood stem cells and menstrual stem cells can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that don’t depend on discretionary spending. We have experienced an increase in bad debt expense which we believe is primarily a result of the economy and we have also increased our use of discounts and promotions to attract returning and new clients in light of economic conditions. Deteriorating global economic conditions may affect our revenues from our foreign licensees and distributors and may make it more difficult to sign additional license and distribution agreements in foreign countries. If these factors adversely affect our revenues, this could have a material adverse effect on our results of operations and financial condition.

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

As of November 30, 2010, we had twenty five active license agreements with affiliates in 20 countries worldwide. Our international licensing activities in Mexico/Central America, India and Venezuela accounted for $1,518,919 and $1,331,553 of licensee income for the years ended November 30, 2010 and 2009, respectively of which one affiliate, Cryo-Cell de Mexico, accounted for approximately $837,000 and $699,000 of such licensee income for the years ended November 30, 2010 and 2009, respectively. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

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

•	To the extent our license agreements are exclusive we are dependent solely on the success of the particular licensee.

•	We may encounter difficulties and expense in enforcing our international licensing agreements.

If we are unable to meet and overcome these challenges, our international growth may slow, be limited, or be altogether unsuccessful.

Further, certain of our international license agreements provide for an annual and overall cap on royalty payments, however we do not anticipate reaching the cumulative maximum royalty payments for a number of years.

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

The cord blood stem cell preservation market is increasingly competitive and we compete against both private and public cord blood banks.

Cord blood stem cell preservation is an increasingly competitive business. Our business faces competition from other private and public operators of stem cell preservation businesses and providers of stem storage services. Currently, the Company competes against approximately 25 other national private cord blood banks. Some of these companies, such as Cord Blood Registry, Inc. are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors such as ViaCord (a division of ViaCell, a wholly-owned subsidiary of PerkinElmer) and LifeBankUSA (a division of Celgene) are affiliates of publicly traded corporations. These competitors may have access to greater financial resources. In addition, established companies with greater access to financial resources may enter our markets and compete with us. Finally, there are numerous public cord blood banks both in the U.S. and internationally and since public cord blood banks typically do not charge fees for collection and storage they negatively impact our business especially in difficult economic times as consumers may elect to utilize public versus private cord blood banking for initial affordability.

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

In connection with our offering of the Célle service and development of new therapies and products using the Célle menstrual stem cells, there is no assurance that future developments in stem cell technology will not render these services, therapies and products obsolete. Such developments would adversely affect the future revenues we expect to derive from these services, therapies and products.

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

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 129,000 specimens in Oldsmar, Florida and Florida is susceptible to hurricanes. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, hurricanes, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

We are exposed to potential risks resulting from internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

While we have evaluated our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm has not been required to issue its attestation report on our internal controls due to current rules of the SEC. There can be no assurances that if our independent registered public accounting firm is required to perform its attestation work that it will concur with management’s assessment. Any failure to obtain the attestation report from our independent registered public accounting firm or the identification of material weaknesses by them could result in unexpected delays in further implementing the requirements relating to internal controls; remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and any remediation required if our auditors are required to perform their attestation work in order to comply with the auditor attestation requirements. We are a small company with limited resources that could make it difficult for us to comply with the auditor attestation requirements of Section 404 in a timely fashion. If we are not able to comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

We depend on the services of our senior management for our success and must retain and attract other highly skilled personnel to maintain and grow our business.

Our performance and success is substantially dependent on the continued services and on the performance of our senior management. Our performance and success also depends on our ability to retain and motivate our other key employees. The services of our Chairman and Chief Executive Officer, Mercedes Walton, our Vice President, Finance and Chief Financial Officer, Jill Taymans, our Vice President of Laboratory Operations and R&D, Julie Allickson, Ph.D are important to our ability to implement our business strategy and a loss of their services could harm our business. We have entered into employment agreements with Ms. Walton, Taymans and Allickson. The Company does not carry “key-person” life insurance on these individuals. Our future performance and success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to successfully maintain and build our business could suffer significantly.

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

We retained investment banking firm Morgan Joseph LLC in August 2010 to assist us in exploring potential strategic acquisition opportunities that would fit within our strategic growth plans. We plan to evaluate potential strategic acquisition opportunities, some of which could be material, and engage in discussions with acquisition candidates. We will encounter various risks in connection with acquisitions, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, any acquisition could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisitions, and if we do identify suitable acquisitions, we may not be able to make these acquisitions on acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. Acquisitions also involve the risk of potential unknown liabilities. As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities which could dilute stockholder value.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Also, the daily trading volume of our common stock has historically been relatively low. Over the past two years, the price of our common stock has fluctuated from a high of $2.32 to a low of $0.42. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

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

On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at the same location, beginning on August 1, 2006 and ending with the termination of the lease in 2015. The Company’s rent for the additional space is $11,032 per month through July 31, 2009, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the additional space.

ITEM 3.	LEGAL PROCEEDINGS.

On December 16, 2010, the Company filed an action in the Circuit Court in Pinellas County, Florida against Cord Blood America, Inc. (“CBAI”) seeking an injunction against consummation of the proposed acquisition by CBAI of the assets of Cryo-Cell de Mexico, S.A. de C.V. (“CCMEX”), the Company’s exclusive licensee in Mexico. The action is docketed at Civil No. 10-17412-CI-20. The Company believes that the proposed acquisition would violate its License Agreement with CCMEX. CBAI announced on December 8, 2010 that it had entered into a letter of intent for the proposed acquisition with CCMEX on December 3, 2010.

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. The court has directed that the transaction may not be closed until a further hearing is held.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	Low Closing Bid	High Closing Bid

February 28, 2010	1.38	2.00
May 31, 2010	0.86	1.45
August 31, 2010	0.90	1.35
November 30, 2010	0.90	2.24

February 28, 2009	0.42	0.74
May 31, 2009	0.46	1.48
August 31, 2009	1.12	2.32
November 30, 2009	1.66	2.31

The Company has not declared any cash dividends on its common stock and does not expect to do so in the near future.

As of November 30, 2010, the Company had 300 shareholders of record, and management believes there are approximately 3,000 additional beneficial holders of the Company’s common stock.

Equity Compensation Plan Information as of November 30, 2010

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International 2000 Stock Incentive Plan	341,387	$2.88	0	(1)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	475,034	1.50	423,365
Total	816,421	$1.87	423,365

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2010, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

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

During the year ended November 30, 2010, the Company’s revenues were relatively flat compared to the same period in 2009. The Company reported net income of approximately $3,411,000, or $.29 per basic common share for fiscal 2010 compared to a net income of approximately $1,425,000 or $.12 per basic common share for fiscal 2009. The increase in net income is principally the result of the reversal of approximately $1.8 million of its valuation allowance for deferred income taxes during the third quarter of 2010. The decision to reverse a portion of the allowance is based on the Company’s historical operating performance, which includes profitability in seven of the last eight quarters leading up to the descision, steadily improving operations and expectations for future taxable income. In addition, due to the cancellation of the contract with Safti-Cell during the 4th quarter of 2009, and moving all of the specimens previously stored by Safti-Cell to the Company’s storage facility in Oldsmar, Florida, the Company saved approximately $230,000 in cost of sales in fiscal 2010. There was also a one-time charge of approximately $697,000 for the Safti-Cell contract cancellation in fiscal 2009. These decreases were partially offset by a $549,000 increase in marketing, general and administrative expenses, an increase of approximately 6% in comparison to the same period in 2009, due mainly to the increase in sales and marketing initiatives. These decreases were also partially offset by a $31,000 increase in research and development expenses during fiscal 2010, an increase of approximately 30% in comparison to the same period in 2009. Research and development expenses in 2009 were primarily comprised of expenses related to the continued commercialization of the Company’s CélleSM technology.

As of November 30, 2010, the Company had cash and cash equivalents of $8,369,537. The Company’s cash increased by approximately $1,500,000 during fiscal 2010, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during fiscal 2010. As of February 28, 2011, the Company maintains no long-term indebtedness.

The Company retained investment banking firm Morgan Joseph LLC in August 2010 to assist it in exploring potential strategic acquisitions that would fit within the Company’s strategic growth plans. In the event the Company completes any acquisitions in the future it could impact its financial position and future results of operations.

Results of Operations

Revenue. For the fiscal year ended November 30, 2010, the Company had revenue of $17,639,576 compared to $17,658,237 for the fiscal year ended November 30, 2009. The slight decrease is primarily attributable to a 1% decrease in processing and storage fees and a 14% increase in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 9%, offset by a decrease in sales discounts of 7% and a 7% increase in recurring annual storage fee revenue for fiscal 2010 compared to the 2009 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients. The Company believes that the decrease in specimens processed in 2009 and 2010 was due primarily to the continuing challenges associated with difficult general economic conditions, lower U.S. consumer confidence levels and reductions in discretionary household spending; coupled with increasing use by consumers of public cord blood banking which does not charge storage fees. While we have attempted to address these challenges by introducing sales discounts and cost savings incentives for new and returning customers, we anticipate that sales of our cord blood banking plans would continue to be adversely impacted if economic conditions and consumer confidence do not significantly improve and consumer discretionary spending remains low.

Licensee Income. For the fiscal year ended November 30, 2010, licensee income was $1,518,919 as compared to $1,331,553 for the 2009 period. Licensee income for the fiscal year ended November 30, 2010 primarily consisted of $1,343,919 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $175,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua, Pakistan, Curacao, Bonaire, St. Maarten, Aruba and Suriname. Licensee income for fiscal 2009 principally consisted of $1,104,113 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining 2009 licensee income related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Nicaragua and Venezuela and the Company’s Célle program in India. The increase in royalty income earned on processing and storage from the Company’s licensee affiliates is primarily due to the increase in recurring annual storage royalties, which relates to the affiliates increase in processed specimens.

Cost of Sales. For the fiscal year ended November 30, 2010, cost of sales was $4,504,956, as compared to $4,532,509 for the fiscal year ended November 30, 2009 representing a slight decrease. Cost of sales was 26% of revenues in fiscal 2010 and 2009. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $286,131 for the year ended November 30, 2010 compared to $285,844 for the 2009 period. The slight decrease in cost of sales is primarily attributable to the increase in operational efficiencies as well as the decrease in specimens processed during the year ended November 30, 2010 compared to the 2009 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2010 were $9,485,267 as compared to $8,936,679 for the fiscal year ended November 30, 2009 representing a 6% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2010, were $132,991 as compared to $102,414 in 2009. The expenses for the years ended November 30, 2010 and 2009 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, Célle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the year ended November 30, 2010 was $294,061 compared to $385,978 for the 2009 period. The decrease is primarily due to certain assets being fully depreciated throughout the year.

Safti-Cell Contract Cancellation Costs. On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP (“Red Rock”) to purchase the assets and rights related to Safti-Cell, Inc. (“Safti-Cell”), which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 was allocated to the purchase of the cryogenic storage units and $696,850 was allocated to the cancellation of the contract and included in the consolidated statements of income for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which had a stated interest rate of 3.25% and was collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, was paid in full in equal quarterly installments of principal plus interest of approximately $95,000 during fiscal 2010. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s total payments to Safti-Cell for storage for the fiscal years ended November 30, 2010 and 2009 were $0 and $236,304, respectively. Due to the cancellation of the contract with Safti-Cell, the Company will be saving approximately $3,300,000 over the next 12 years.

Interest Expense. Interest expense during the fiscal year ended November 30, 2010, was $1,284,552 compared to $1,416,160 in 2009. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees collected related to 33,000 specimens that originated from specific areas. The Company currently has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Interest expense decreased 9% in fiscal 2010 compared to the same period in 2009. The decrease was the result of a reduction of approximately $158,000 in current RSA payments due to the historical overpayment to RSA holders for annual storage fees never collected for customer specimens subject to RSA agreements. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $16,754 and $23,759 for the years ended November 30, 2010 and 2009, respectively.

Equity in Losses of Affiliate. Equity in losses of affiliate was $183,414 for the fiscal year ended November 30, 2010 compared to $112,769 in 2009. Equity in losses of affiliate for the year ended November 30, 2010 consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors in the amount of $91,656 as well as a write-down of the promissory note due from Saneron in the amount of $91,758. Equity in losses of affiliate for the year ended November 30, 2009 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

Income Taxes. The Company recorded an income tax benefit of approximately $1,630,000, net of foreign income taxes for the fiscal year ended November 30, 2010. During fiscal 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,788,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters leading up to the decision, steadily improving operations and expectations for future taxable income. There was no US income tax expense for the fiscal year ended November 30, 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $158,000 and $122,000 for the years ended November 30, 2010 and 2009, respectively, of foreign income tax expense, which is included in income tax benefit (expense) in the accompanying consolidated statements of income. The increase in foreign tax expense is attributable to the increase in royalties recognized during fiscal 2010.

The effective tax rate of -100.6% and 8.6% for the fiscal years ended November 30, 2010 and 2009, respectively differs from the statutory rate, due primarily to the reversal of approximately $1,788,000 of the deferred tax asset valuation allowance in 2010 and the effect of foreign income taxes related to licensee income in 2010 and 2009.

Liquidity and Capital Resources

Through November 30, 2010, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees, as well as licensee income. The Company does not expect a change in its principal source of cash flow.

At November 30, 2010, the Company had cash and cash equivalents of $8,369,537 as compared to $6,850,765 in 2009. The Company also has certain investments in marketable securities, which totaled $1,138,404 as of November 30, 2010. The increase in cash and cash equivalents in 2010 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2010 was $2,338,396, which was primarily attributable to the Company’s net income and the receipt of $175,000 in up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua, Pakistan, Curacao, Bonaire, St. Maarten, Aruba and Suriname.

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

Net cash used in investing activities in fiscal 2010 and fiscal 2009 were $819,624 and $463,455, respectively, which was primarily attributable to the purchase of property and equipment and the investment in patents and trademarks.

There was no cash provided by or used in financing activities during fiscal 2010 and 2009.

The Company does not have a line of credit.

The Company anticipates making non-discretionary capital expenditures of approximately $750,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the Célle service, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period (1 or 21 years), as well as, licensee income from royalties paid by licensees related to storage contracts which the Company has under license agreements. Contracted storage periods can range from one to twenty-one years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months.

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has twenty five active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia, Peru, Bonaire, St. Maarten, Aruba and Suriname. The following areas each have two license agreements: Venezuela, India, Nicaragua, Curacao and Germany.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues received by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador, Nicaragua, Pakistan and Venezuela. These fees are included in processing and storage fees revenue on the consolidated statements of income. As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled and processed in the U-Cord® processing and storage program and amounts due from licensee affiliates and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $7,136,000 and $9,584,000 as of November 30, 2010 and November 30, 2009, respectively, as the Company does not currently believe it is “more likely than not” that these future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Investment in Saneron

The Company owns 35% of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2010 and November 30, 2009. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets.

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates and collects from clients in specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company recognized these non-refundable fees as a long-term liability. Given the criteria under which these RSAs are established, cash flows related to these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method. The Company does not intend to enter into additional RSAs.

Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an Accounting Standard Update (“ASU”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently in the process of implementing this accounting standard and evaluating the impact this update may have on its consolidated financial statements.

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued an ASU, which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have any effect on the Company’s consolidated financial statements.

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are already included in the Notes to Consolidated Financial Statements included under this Item 8 or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 28, 2011

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2010	November 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$8,369,537	$6,850,765
Restricted cash	200,000	200,000
Marketable securities and other investments	1,132,000	960,000
Accounts receivable and advances (net of allowance for doubtful accounts of $783,354 and $510,440, respectively )	2,356,279	2,246,181
Deferred tax assets	173,241	15,000
Prepaid expenses and other current assets	647,510	682,215

Total current assets	12,878,567	10,954,161

Property and Equipment-net	2,222,168	2,369,888

Other Assets
Marketable securities and other investments	6,404	6,404
Note receivable	—	91,758
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	756,280	501,917
Deferred tax assets, less current portion	1,615,000	—

Total other assets	3,061,684	1,284,079

Total assets	$18,162,419	$14,608,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,053,186	$750,127
Accrued expenses	1,621,221	2,130,760
Deferred revenue	5,598,088	5,449,483

Total current liabilities	8,272,495	8,330,370

Other Liabilities
Deferred revenue, net of current portion	7,507,437	7,407,287
Deferred tax liabilities	—	15,000
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	183,055	286,441

Total other liabilities	11,440,492	11,458,728

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,752,574 as of November 30, 2010 and November 30, 2009 issued and outstanding)	117,526	117,526
Additional paid-in capital	24,808,591	24,588,850
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	(94,055)	(94,055)
Accumulated deficit	(25,898,095)	(29,308,756)

Total stockholders’ deficit	(1,550,568)	(5,180,970)

Total liabilities and stockholders’ deficit	$18,162,419	$14,608,128

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	November 30, 2010	November 30, 2009
Revenue:
Processing and storage fees	$16,120,657	$16,326,684
Licensee income	1,518,919	1,331,553

Total revenue	17,639,576	17,658,237

Costs and Expenses:
Cost of sales	4,504,956	4,532,509
Marketing, general and administrative expenses	9,485,267	8,936,679
Research, development and related engineering	132,991	102,414
Depreciation and amortization	294,061	385,978
Safti-Cell contract cancellation costs (Note 12)	—	696,850

Total costs and expenses	14,417,275	14,654,430

Operating Income	3,222,301	3,003,807

Other Income (Expense):
Interest income	26,299	71,638
Interest expense	(1,284,552)	(1,416,160)

Total other expense	(1,258,253)	(1,344,522)

Income before equity in losses of affiliate and income tax benefit (expense)	1,964,048	1,659,285

Equity in losses of affiliate	(183,414)	(112,769)

Income before income tax benefit (expense)	1,780,634	1,546,516
Income tax benefit (expense)	1,630,027	(121,811)

Net Income	$3,410,661	$1,424,705

Net income per common share - basic	$0.29	$0.12

Weighted average common shares outstanding - basic	11,752,574	11,751,172

Net income per common share - diluted	$0.29	$0.12

Weighted average common shares outstanding - diluted	11,808,682	11,800,989

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2010	November 30, 2009

Cash Flows from Operating Activities:
Net income	$3,410,661	$1,424,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	580,192	671,821
Compensatory element of stock options	128,085	117,396
Provision for doubtful accounts	514,679	488,969
Equity in losses of affiliate (1)	91,656	112,769
Deferred income tax benefit	(1,788,241)	—
Changes in assets and liabilities:
Accounts receivable and advances	(624,777)	(484,315)
Note receivable	91,758	(2,347)
Prepaid expenses and other current assets	34,705	(161,174)
Deposits and other assets	(39,211)	(62,452)
Accounts payable	303,059	(85,543)
Accrued expenses	(509,539)	903,578
Deferred consulting obligation	(103,386)	(96,406)
Deferred revenue	248,755	920,853

Net cash provided by operating activities	2,338,396	3,747,854

Cash flows from investing activities:
Purchases of property and equipment	(398,897)	(449,499)
Purchases of marketable securities and other investments	(1,035,000)	(1,010,000)
Proceeds from sale of marketable securities and other investments	863,000	1,175,000
Investments in patents and trademarks	(248,727)	(178,956)

Net cash used in investing activities	(819,624)	(463,455)

Increase in cash and cash equivalents	1,518,772	3,284,399

Cash and cash equivalents - beginning of year	6,850,765	3,566,366

Cash and cash equivalents - end of period	$8,369,537	$6,850,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,597,532	$1,352,201

Cash paid for income taxes - foreign	$147,763	$63,560

Supplemental schedules of non-cash investing and financing activities:
Sale of Cryo-Cell common stock held by Saneron; reduction of treasury stock	$—	$322,485

Taxes payable upon net exercise of stock options	$—	$1,137

(1)	See Note 3, Investments in Affiliates

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at November 30, 2008	11,750,543	$117,505	$24,682,328	($807,020)	($94,055)	($30,733,461)	$(6,834,703)

Shares issued upon exercise of stock options	2,031	21					21
Compensatory element of stock options			230,165				230,165
Stock received for option exercises			(1,158)				(1,158)
Sale of Cryo-Cell common stock held by Saneron			(322,485)	322,485			—
Net income						1,424,705	1,424,705

Balance at November 30, 2009	11,752,574	117,526	24,588,850	(484,535)	(94,055)	(29,308,756)	(5,180,970)

Compensatory element of stock options			219,741				219,741
Net income						3,410,661	3,410,661

Balance at November 30, 2010	11,752,574	$117,526	$24,808,591	$(484,535)	$(94,055)	$(25,898,095)	$(1,550,568)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010 and 2009

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company is engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. Revenues recognized primarily represent sales of the U-Cord® program to customers, and income from licensees selling the U-Cord® program to customers outside the United States. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment. The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000, the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during the fiscal years ended November 30, 2010 and 2009. As of November 30, 2010, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. During 2009, the Company sold its interest in Safti-Cell, Inc. as part of the Asset Purchase Agreement (see Note 12).

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (“CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or “Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% noncontrolling interest in SCTI. As of November 30, 2010 and 2009, the Company has an interest of approximately 35% in SCTI. The accompanying consolidated financial statements as of November 30, 2010 and 2009 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2010 and 2009 and for the years then ended include the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

As of November 30, 2010 and November 30, 2009, the Company has amounts due from certain foreign license affiliates that account for approximately 38% and 43%, respectively, of accounts receivable and advances on the consolidated balance sheets.

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

Revenue Recognition

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period (1 or 21 years), as well as, licensee income from royalties paid by licensees related to storage contracts which the Company has under license agreements. Contracted storage periods can range from one to twenty-one years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

Revenue Sharing Agreements

The Company maintains Revenue Sharing Agreements (“RSAs”) entered into with various parties prior to 2002, whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically paid the Company a non-refundable up-front fee for the rights to these future payments. The Company has recorded this up-front fee as a long-term liability in the accompanying consolidated balance sheets. Given the criteria under which these RSAs were established, cash payments from these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method (See Note 11).

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license fee paid, or payable, to the Company, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed by the Company based on the terms of the agreement. The Company has twenty five active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia, Peru, Bonaire, St. Maarten, Aruba and Suriname. The following areas each have two license agreements: Venezuela, India, Nicaragua, Curacao and Germany.

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues earned by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable, all of which are reflected in licensee income in the accompanying consolidated statements of income. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador, Nicaragua, Pakistan and Venezuela. The fees recognized for these processing and storage services are included in revenue on the accompanying consolidated statements of income. As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company recognizes royalty revenue from annual and long-term storage contracts based on when the licensee would recognize its revenue for services provided. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing licensee income.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The Company has restricted cash of $200,000. The Company’s bank provided a Letter of Credit in favor of a company that provides third-party financing to the Company’s clients. As a requirement to issue the Letter of Credit, the Company’s bank required that $200,000 of cash be designated restricted.

Marketable Securities and Other Investments

The Company has certain investments in variable rate demand notes and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for significant loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The original cost basis of the other investments has been adjusted to fair value. Marketable securities and other investments are $1,138,404 and $966,404 as of November 30, 2010 and 2009.

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

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the U-Cord® and Célle processing and storage programs and amounts due from license affiliates, and sublicensee territories and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2010 and 2009:

December 1, 2008	$766,524
Bad Debt Expense	488,969
Write-offs	(807,663)
Recoveries	62,610

November 30, 2009	$510,440

Bad Debt Expense	514,679
Write-offs	(518,972)
Recoveries	277,207

November 30, 2010	$783,354

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of property and equipment are as follows:

Furniture and equipment	3-10 years
Leasehold improvements	Lesser of 8-10 years or the lives of the leases
Computer software – internal use	1-5 years

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

The Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software. Capitalized internal-use software costs, which are included in property and equipment, are depreciated over the estimated useful lives of the software,

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. There was no impairment as of November 30, 2010 and 2009.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets.

Amortization expense was approximately $34,000 and $22,000 in 2010 and 2009, respectively. Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized net patent costs are included in deposits and other assets in the accompanying consolidated balance sheets. Patent costs are as follows:

	2010	2009
Patents	$684,484	$435,757
Less: Accumulated amortization	(68,127)	(34,551)

Net Patents	$616,357	$401,206

The future amortization expenses are as follows:

Fiscal Year Ending November 30,	Amortization
2011	$34,371
2012	$34,371
2013	$34,371
2014	$34,371
2015	$34,371
Thereafter	$444,502

Investment in Saneron

The Company owns 35% of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2010 and November 30, 2009. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $7,136,000 and $9,584,000 as of November 30, 2010 and November 30, 2009, respectively, as the Company does not currently believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

For fiscal 2010, the Company recorded an income tax benefit, net of foreign taxes of approximately $1,630,000, of which approximately $1,788,000 relates to a reversal of a portion of the Company’s valuation allowance for U.S. income taxes. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters leading up to the decision, steadily improving operations and positive expectations for future taxable income.

There was no U.S. income tax expense for fiscal 2009. The Company did not record U.S. income tax expense during fiscal 2009 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $158,000 and $122,000 for the years ended November 30, 2010 and 2009, respectively, of foreign income tax expense, which is included in income tax benefit (expense) in the accompanying consolidated statements of income.

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

Sales Distributor Agreements

The Company has entered into sales distributor agreements with certain partners in various international markets in an attempt to capitalize on the Company’s Célle technology. The partners will be authorized, exclusive, independent distributors responsible for promoting, marketing and selling the Célle service in the designated territory. The partners will receive a sales commission on the net selling price for the processing and first year of storage of the Célle specimen. The Company has executed agreements with distribution partners in the United Kingdom, Ireland, Italy, Greece, Venezuela and Panama.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the U-Cord® and Célle specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the accompanying consolidated statements of income. The total amount included in marketing, general and administrative expenses for the fiscal years ended November 30, 2010 and 2009 was approximately $2,000,000 and $2,200,000, respectively.

Rent Expense

Rent paid is expensed based on a straight-line basis over the term of the lease due to the existence of fixed escalation clauses in the leases, and is included in cost of sales and marketing, general and administrative expenses in the accompanying consolidated statements of income. All leases include provisions for escalations and related costs.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and advances, notes receivable, accounts payable, accrued expenses, deferred consulting obligation and its liability associated with long-term revenue sharing arrangements approximate fair value.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2010 and 2009, respectively, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at November 30, 2010	Fair Value Measurements at November 30, 2010 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,138,404	$6,404	$1,132,000	—

Description	Fair Value at November 30, 2009	Fair Value Measurements at November 30, 2009 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$966,404	$6,404	$960,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $1,132,000 and $960,000 in variable rate demand notes at November 30, 2010 and November 30, 2009, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of $6,404 at November 30, 2010 and November 30, 2009. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ deficit on other investments as of November 30, 2010 and November 30, 2009.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of November 30, 2010 and November 30, 2009 the Company recorded reserves under these programs in the amounts of $11,732 and $9,979, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Income per Common Share

Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2010	November 30, 2009
Numerator:
Net Income	$3,410,661	$1,424,705
Denominator:
Weighted-average shares outstanding-basic	11,752,574	11,751,172
Dilutive common shares issuable upon exercise of stock options	56,108	49,817

Weighted-average shares-diluted	11,808,682	11,800,989

Earnings per share:
Basic	$0.29	$0.12

Diluted	$0.29	$0.12

For the year ended November 30, 2010, the Company excluded the effect of 601,421 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. For the year ended 2009, the Company excluded the effect of 1,066,480 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. The number of outstanding options was 816,421 and 1,196,480 for the years ended November 30, 2010 and November 30, 2009, respectively.

Stock Compensation

As of November 30, 2010, the Company has two stock-based employee compensation plans, which are described in Note 7. The Company recognized approximately $128,000 and $117,000 for the years ended November 30, 2010 and 2009, respectively of stock compensation expense.

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

Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an Accounting Standard Update (“ASU”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company has not determined if it will adopt this new update before December 1, 2010. The Company is currently in the process of implementing this accounting standard and evaluating the impact this update may have on its consolidated financial statements.

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued an ASU, which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have any effect on the Company’s consolidated financial statements.

NOTE 2 – MARKETABLE SECURITIES AND OTHER INVESTMENTS.

Marketable Securities

The Company accounts for marketable securities and other investments at cost, fair value or considers fair value of their measurement under various accounting literature. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive (loss) gain.

Marketable securities, consisting of variable rate demand notes, were $1,132,000 and $960,000 at November 30, 2010 and 2009, respectively. During 2008, the Company purchased variable rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of November 30, 2010 and 2009 was approximately $6,400. There was no unrealized holding loss recorded as a component of stockholders’ equity on other investments as of November 30, 2010 and 2009, respectively.

NOTE 3 – INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For each of the years ended November 30, 2010 and 2009, the Company had an ownership interest of approximately 35% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of November 30, 2010 and 2009, the net Saneron investment, which consists solely of goodwill, is reflected on the consolidated balance sheets at $684,000. During 2010 and 2009, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and goodwill was not impaired during 2010 or 2009.

For the fiscal year ended November 30, 2010 and 2009, the Company recorded equity in losses of Saneron operations of approximately $183,000 and $113,000, respectively. Equity in losses of affiliate for the year ended November 30, 2010 consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors in the amount of $91,000 as well as a write-down of the promissory note due from Saneron in the amount of $92,000. Equity in losses of affiliate for the year ended November 30, 2009 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliate related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of November 30, 2010 and 2009, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000, within stockholders’ equity as treasury stock. During the third quarter of fiscal 2009, Saneron sold 99,900 shares of the Company’s stock which resulted in a reclassification from treasury stock to additional paid-in capital of approximately $322,000.

In January 2008, the Company announced that it has formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s Célle menstrual stem cell technology. Cryo-Cell and Saneron will collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

NOTE 4 – PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2010	2009
Furniture and equipment	$4,045,945	$3,980,404
Leasehold improvements	1,076,140	1,073,555
Computer software – internal use	1,558,768	1,250,642

	6,680,853	6,304,601

Less: Accumulated Depreciation	(4,458,685)	(3,934,713)

Total Property and Equipment	$2,222,168	$2,369,888

Depreciation expense was approximately $547,000 in 2010 and approximately $650,000 in 2009 of which approximately $286,000 and $286,000 is included in cost of sales, respectively, in the accompanying consolidated statements of income.

As of November 30, 2010 and 2009, the Company incurred internal use computer software costs of $545,253 and $269,203, respectively, that had not yet been placed into service and therefore; there is no deprecation expense related to those costs.

NOTE 5 – ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2010	2009
Legal and accounting	$39,364	$98,731
Payroll and payroll taxes	181,584	418,304
Interest expense	807,312	745,292
Safti-Cell promissory note	—	375,000
General expenses	592,961	493,433

	$1,621,221	$2,130,760

NOTE 6 – INCOME TAXES.

The Company recorded the following income tax provisions (approximate) for the years ended November 30, 2010 and 2009.

	2010	2009
Current:

Federal	$—	$—

State	—	—

Foreign	158,000	122,000

Subtotal	158,000	122,000

Deferred:

Federal	(1,624,400)	—

State	(163,600)	—

Foreign	—	—

Subtotal	(1,788,000)	—

Income Tax Provision	$(1,630,000)	$122,000

As of November 2010 and 2009 the approximate tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2010
	Current	Non-current	Total

Tax Assets:

Deferred income	$225,000	$3,890,000	$4,115,000

NOL’s, credits, and other carryforward items	—	3,027,000	3,027,000

Tax over book basis in unconsolidated affiliate	—	1,162,000	1,162,000

Accrued payroll	43,000	—	43,000

Reserves and other accruals	552,000	—	552,000

Deferred compensation	—	69,000	69,000

Stock compensation	—	77,000	77,000

Total Assets:	820,000	8,225,000	9,045,000

Tax Liabilities:

Depreciation and amortization	$—	($121,000)	($121,000)

Less: Valuation Allowance	(647,000)	(6,489,000)	(7,136,000)

Net Deferred Tax Asset (Liability)	$173,000	$1,615,000	$1,788,000

	2009
	Current	Non-current	Total

Tax Assets:

Deferred income	$225,000	$3,844,000	$4,069,000

NOL’s, credits, and other carryforward items	—	3,964,000	3,964,000

Tax over book basis in unconsolidated affiliate	—	1,093,000	1,093,000

Accrued payroll	33,000	—	33,000

Reserves and other accruals	425,000	—	425,000

Deferred compensation	—	108,000	108,000

Stock compensation	—	77,000	77,000

Total Assets:	683,000	9,086,000	9,769,000

Tax Liabilities:

Depreciation and amortization	$—	($220,000)	($220,000)

Less: Valuation Allowance	(668,000)	(8,881,000)	(9,549,000)

Net Deferred Tax Asset (Liability)	$15,000	($15,000)	$—

A partial valuation allowance covering the deferred tax assets of the Company for November 30, 2010 and a full valuation allowance covering the deferred tax assets of the Company for November 30, 2009, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance decreased by approximately ($2,448,000) and ($904,000) in 2010 and 2009. The 2010 decrease was a result of both utilization of net operating carryforwards and releasing the valuation allowance associated with the projected income for years ending November 30, 2011 through November 30, 2013. During fiscal 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,788,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters leading up to the decision, steadily improving operations and expectations for future taxable income. The 2009 decrease was predominantly a result of both utilization of net operating carryforwards and expiration of capital loss carryovers.

The Company has unused net operating losses available for carryforward as of November 30, 2010 of approximately $6,110,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2022 through 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. Management has completed an internal analysis of potential ownership changes and has concluded that no ownership changes have occurred through November 30, 2010 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2010
	2010	%	2009	%

Tax at Federal Statutory Rate	552,000	34.0	484,000	34.0

State Income Tax Effect	59,000	3.6	52,000	3.6

Decrease in valuation allowance	(2,448,000)	(150.9)	(904,000)	(63.5)

Permanent Disallowances	111,000	6.8	92,000	6.5

Capital loss expirations	2,000	.1	373,000	26.2

Foreign tax credits	(158,000)	(9.7)	(122,000)	(8.6)

Foreign tax withholding	158,000	9.7	122,000	8.6

Other	94,000	5.8	25,000	1.8

Total income taxes	($1,630,000)	(100.6)	$122,000	8.6

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were not any uncertain tax positions as of November 30, 2010 and 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2010 and 2009, the Company had no provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2010:

Jurisdiction	Open Tax Years	Examination in Process

United States – Federal Income Tax	2006 - 2009	N/A

United States – various states	2005 - 2009	N/A

NOTE 7 – STOCKHOLDERS’ EQUITY.

Common Stock Issuances

There were no options exercised during the year ended November 30, 2010. During the year ended November 30, 2009, certain option holders exercised 5,000 options, using the net exercise method. Under the net exercise method, the option holders surrendered 2,969 options, to cover the total cost of exercising the stock options resulting in net common shares of 2,031 being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan.

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

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). The Company has issued 576,635 options from the 2006 Plan to date. As of November 30, 2010, there were 423,365 shares available for future issuance under the 2006 plan.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2010 and 2009 are as follows:

	2010	2009
Weighted average values:
Expected dividends	0%	0%
Expected volatility	101%	101%
Risk free interest rate	2.16%	2.57%
Expected life	5 years	5 years

The range of expected volatilities for options issued during fiscal 2010 and 2009 are as follows:

2010	2009

99% - 107%	94% - 105%

Stock Options

Stock option activity for the 2000 Plan and the 2006 Plan for the year ended November 30, 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2009	1,196,480	$2.66	2.97	$143,205

Granted	315,101	1.39		255,821
Terminated/Expired	(695,160)	3.01		103,656

Outstanding at November 30, 2010	816,421	$1.87	4.67	$471,109

Exercisable at November 30, 2010	434,454	$2.24	3.42	$189,897

The weighted average grant date fair value of options granted during the years ended November 30, 2010 and November 30, 2009 was $1.05 and $1.25, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on November 30, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The aggregate intrinsic value of options exercised during the years ended November 30, 2010 and November 30, 2009 was $0 and $4,550, respectively.

Significant option groups outstanding and exercisable at November 30, 2010 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	140,000	5.15	$0.83	81,665	$0.80
$1.01 to $ 2.00	432,534	5.69	$1.56	122,234	$1.61
$2.01 to $ 3.00	67,500	3.54	$2.17	54,168	$2.17
$3.01 to $ 4.00	176,387	2.19	$3.35	176,387	$3.35

	816,421	4.67	$1.87	434,454	$2.24

A summary of the status of the Company’s non-vested shares as of November 30, 2010, and changes during the year ended November 30, 2010, is presented below.

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2009	283,140	$1.17

Granted	315,101	1.05
Vested	(122,439)	1.11
Forfeited	(93,835)	1.08

Non-vested at November 30, 2010	381,967	$1.11

As of November 30, 2010, there was approximately $189,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan and the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended November 30, 2010 was approximately $136,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES.

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

The Company recorded royalties from Cryo-Cell de Mexico in the amount of approximately $837,000 and $699,000 for the years ended November 30, 2010 and 2009, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $735,000 and $813,000 for the years ended November 30, 2010 and 2009 and are reflected in processing and storage fees revenue in the accompanying consolidated statements of income.

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

The Company recorded royalties from ACCPL in the amount of approximately $497,000 for the year ended November 30, 2010 and this is reflected in licensee income in the accompanying consolidated statements of income. The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $405,000, which principally consisted of $277,808 in royalty income earned on the processing and storage of cord blood stem cell specimens for the year ended November 30, 2009 and this is reflected in licensee income in the accompanying consolidated statements of income.

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its CélleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by ACCPL in installments. The first installment of approximately $89,000, net of foreign income taxes of approximately $11,000, was paid during the second quarter of fiscal 2008. The final payments of approximately $127,000, net of foreign income taxes of approximately $23,000, were paid during the second and third quarters of 2009. These installment payments are reflected in licensee income in the Company’s consolidated statements of income. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the Célle collection and processing revenues generated by ACCPL up to 10,000 specimens. In addition, the Company will receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

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

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009. The installment payments are reflected in licensee income in the accompanying consolidated statements of income. Processing and storage revenue totaled approximately $367,000 and $245,000 for the years ended November 30, 2010 and 2009, respectively, and is reflected in processing and storage fees revenue in the accompanying consolidated statements of income.

On February 22, 2010, the agreement was amended, extending the territory to include Peru, Chile and Colombia to directly market the U-Cord program throughout Peru, Chile and Colombia and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company will receive a fee for processing and storage of the specimens. The initial up-front storage and license fee is $450,000 and is non-refundable. The Company received the first installment of $125,000 during the first quarter of 2010, which is reflected in licensee income in the Company’s consolidated statements of income. The second installment of $150,000 is due 18 months from the effective date of the amendment and the final installment of $175,000 is due 30 months from the effective date.

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its CélleSM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary Célle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the Célle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% of SEB’s storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company recorded royalties from SEB in the amount of approximately $10,000 and $0, for the years ended November 30, 2010 and, 2009, respectively and this is reflected in licensee income in the accompanying consolidated statements of income.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS was supposed to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company is entitled to royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company is also entitled to receive royalty fees of 14% - 18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of February 28, 2011, IMS has not begun to market the Company’s U-Cord program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. Consequently, the Company has not received or recorded an annual fee or royalties in fiscal 2010 or fiscal 2009, and the Company does not know when it will begin to receive such annual fees and royalty payments.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s Célle preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS was supposed to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company is entitled to receive royalties of 18% - 22% of the Célle collection and processing revenues generated by IMS. The Company is also entitled to receive royalty fees of 20% - 24% of IMS’s storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of February 28, 2011, IMS has not begun to market the Company’s CélleSM preservation program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. Consequently, the Company has not received or recorded an annual fee or royalties in fiscal 2010 or fiscal 2009, and the Company does not know when it will begin to receive such annual fees and royalty payments.

IMS has advised the Company that it intends to terminate both of the license agreements. Currently, IMS owes the Company a total of $50,000 for the two annual fees due on October 1, 2010. The Company has not recorded revenue associated with the two annual fees in the Company’s consolidated statements of income as of November 30, 2010 and 2009, as the collectability is uncertain.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $60,000 which is to be paid in three installments over the next two years. During the first quarter of fiscal 2010, the Company received the first installment payment of $10,000. The second installment payment of $25,000 is due on the anniversary of the effective date of which $5,000 and $10,000 were received in advance during the third and fourth quarters of fiscal 2010, respectively. The remaining amount due for the second installment of $5,000 was received during the first quarter of fiscal 2011. These payments are reflected in licensee income in the accompanying consolidated statements of income. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010 and this is reflected in licensee income in the accompanying consolidated statements of income. The second and third installments are payable during the first quarter of fiscal 2011 and 2012, respectively.

Curacao

On November 18, 2010, the Company entered into a storage services and license agreement with Link-Cell N.V. (“Curacao”), for storage services and the exclusive license to market the Company’s U-Cord program in Curacao, Bonaire, St. Maarten, Aruba and Suriname. The license allows Curacao to directly market the U-Cord program throughout Curacao, Bonaire, St. Maarten, Aruba and Suriname and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $40,000. The Company received the first installment payment of $5,000 during the fourth quarter of fiscal 2010 and this is reflected in licensee income in the accompanying consolidated statements of income. The next three installments are payable fourth quarter of fiscal 2011, 2012 and 2013, respectively. The Company has not recorded revenue for processing and storage fees in fiscal 2010, as Curacao is not expected to launch services until July 2011.

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements which include severance arrangements, are for periods ranging from one to three years and contain certain provisions for severance payments in the event of termination or change of control.

Deferred Consulting Obligation

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. This agreement was terminated and following negotiations, a confidential agreement was negotiated by the parties. The Company commenced payments under the terms of the new agreement during fiscal 2005. In fiscal 2010 and 2009, the Company recognized $16,754 and $23,759, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $183,055 and $286,441, as of November 30, 2010 and 2009, respectively.

NOTE 9 – LEASES.

During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at the same location. All leases include provisions for escalations and related costs. The Company records rental expense under the straight-line method over the term of the lease. Rent charged to operations was $278,848 and $285,652 for the fiscal years ended November 30, 2010 and 2009, respectively and is included in cost of sales and marketing, general and administrative expenses in the consolidated statements of income.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year Ending November 30,	Rent
2011	$304,612
2012	$313,781
2013	$323,255
2014	$333,064
2015	$28,048

NOTE 10 – RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to allocate up to 15% of their salaries. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2010 and November 30, 2009, the Company made matching contributions of approximately $60,000 and $13,000, respectively, to the 401(k) Plan.

NOTE 11 – REVENUE SHARING AGREEMENTS (“RSAs”).

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company has reflected these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

In the future, the Company could reverse the liability relating to the RSAs over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular revenue sharing agreement. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments made during these periods will be treated as interest expense, which will be recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to revenues of up to a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company is a 50% owner of this revenue sharing agreement. The revenue sharing agreement was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

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

The Company made total payments to all RSA holders of $1,412,887 and $1,284,805 for the fiscal years ended November 30, 2010 and 2009, respectively. The Company recorded RSA accruals of $807,171 and $745,127 as of November 30, 2010 and 2009, respectively, which are included in accrued expenses in accompanying consolidated balance sheet. The Company has recorded a receivable of $293,093 and $78,941 as of November 30, 2010 and 2009, related to the historical overpayments for annual storage fees not collected for RSA specimens.

NOTE 12 – SAFTI-CELL.

On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP (“Red Rock”) to purchase the assets and rights related to Safti-Cell, Inc. (“Safti-Cell”), which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 was allocated to the purchase of the cryogenic storage units and $696,850 was allocated to the cancellation of the contract and included in the consolidated statements of income for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which had a stated interest rate of 3.25% and was collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, was paid in full in equal quarterly installments of principal plus interest of approximately $95,000 during fiscal 2010. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s total payments to Safti-Cell for storage for the fiscal years ended November 30, 2010 and 2009 were $0 and $236,304, respectively. Due to the cancellation of the contract with Safti-Cell, the Company will be saving approximately $3,300,000 over the next 12 years.

NOTE 13 – AGREEMENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. As of November 30, 2010, approximately $13,000 has been expensed and is reflected in the consolidated statements of income. The remaining balance of approximately $87,000 is recorded as a deposit on the accompanying consolidated balance sheets.

NOTE 14 – LEGAL PROCEEDINGS.

On December 16, 2010, the Company filed an action in the Circuit Court in Pinellas County, Florida against Cord Blood America, Inc. (“CBAI”) seeking an injunction against consummation of the proposed acquisition by CBAI of the assets of Cryo-Cell de Mexico, S.A. de C.V. (“CCMEX”), the Company’s exclusive licensee in Mexico. The action is docketed at Civil No. 10-17412-CI-20. The Company believes that the proposed acquisition would violate its License Agreement with CCMEX. CBAI announced on December 8, 2010 that it had entered into a letter of intent for the proposed acquisition with CCMEX on December 3, 2010.

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. The court has directed that the transaction may not be closed until a further hearing is held.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2010, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As we previously reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 and subsequent quarterly reports ending with our August 30, 2010 Quarterly Report on Form 10-Q, we identified a material weakness in our internal controls over financial reporting as of the end of the fiscal year ended November 30, 2009 relating to our failure to apply the proper accounting for the estimated accrual of processing and storage royalties earned from licensees and the deferral of the long-term storage royalties. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated this material weakness as of November 30, 2010. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for changes related to the above described material weakness which has been remediated.

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

Below are the names, ages and background of the current Board of Directors and Executive Officers of the Company. In addition, the new SEC rules require us to discuss briefly the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company’s business and structure at the time of this filing. We have provided this discussion in a separate paragraph immediately below the biographical information provided by for each director. Because the discussion of the specific experience, qualifications, attributes or skills of a director or nominee for director is to be made in light of the Company’s business and structure at the time of the particular filing, the content of this discussion may change for one or more directors or nominees in future filings.

Mercedes Walton, 57. Chairman of the Board and Chief Executive Officer. Ms. Walton has served as a director of the Company since October 2000, as Chairman since June 2002, as Interim Chief Executive Officer from April 2003 through August 2005 and as the Chief Executive Officer since September 2005. She was CEO of Ralston Hill Consulting LLC, a business development and strategic technology consulting practice, from March 2000 until August 2005. Ralston Hill Consulting specializes in the design and deployment of technology commercialization strategies. From January 2001 to September 2001, Ms. Walton was employed as the President and Chief Operating Officer of Applied Digital Solutions, Inc., a provider of e-business solutions. Ms. Walton was employed by AT&T from 1976 to 2000. She served as AT&T’s Vice President-Corporate Strategy and Business Development from January 1999 to March 2000, and as its Business Development Vice President-Corporate Strategy from March 1996 to December 1998. Ms. Walton’s educational achievements include a Bachelor of Arts degree from Smith College, and Masters degrees from both Harvard University and Massachusetts Institute of Technology. Prior to its acquisition by Black Box Corporation (NASDAQ:BBOX), Ms. Walton served on the Board of Directors of Norstan, Inc., which provides communications solutions and services, where she served on the Audit Committee and chaired the Corporate Governance Committee. She currently serves on the Board of Directors of SAVVIS, Inc. (NASDAQ: SVVS), which provides information technology infrastructure services for business applications, where she is a member of the Audit Committee.

The Board concluded that Ms. Walton’s service as our chief executive officer since 2003 and resulting extensive knowledge of our business, operations, services, industry, and unique relationship with both the Board and management enables Ms. Walton to make a significant contribution in her role as Chairman. She has extensive experience in business development and strategic technology and brings corporate strategy, business development, and operations experience to the Company. Ms. Walton’s positions as chief executive officer, president, chief operating officer, and vice president of corporate strategy and business development, and her service on the audit, corporate governance, and business development committees of other companies also impart operational and strategic planning expertise to the Board.

Michael W. Cho, Ph.D. 44. Mr. Michael W. Cho, Ph.D. has served as a director since March 2010. Dr. Cho joined Iowa State University’s (ISU) department of biomedical sciences in September 2009 as an associate professor and associate director of their newly established Center for Advanced Host Defenses, Immunobiotics and Translational Comparative Medicine (CAHDIT). He holds the Lloyd Chair in Biomedical Sciences in the College of Veterinary Medicine. Dr. Cho earned his Ph.D. at the University of Utah in Cellular, Viral and Molecular Biology with an emphasis on molecular virology of picornaviruses. He expanded his expertise in virology during postdoctoral training at the National Institutes of Health (NIH), where he began working on characterizing structure-function of the envelope glycoprotein of human immunodeficiency virus type 1 (HIV-1), the virus that causes AIDS. After postdoctoral training, he remained at the NIH as a staff fellow and then a staff scientist to work on development of a vaccine against the virus. Dr. Cho then took faculty positions at Case Western Reserve University School of Medicine, where he expanded his research programs to develop novel vaccine delivery technologies and antiviral agents. Dr. Cho will continue these programs in his laboratory at ISU.

The Board concluded that Dr. Cho’s significant experience in and in-depth knowledge of biomedical science enables him to contribute to the Board.

Ki Yong Choi, 49. Mr. Choi has served as a director of the Company since March 2008. Mr. Choi is the founder and has been President of Cathedral Hill Associates, Inc., a company that owns and operates hotels in Seattle, Washington, La Mirada, California, and Dallas, Texas, since 1992. Mr. Choi was nominated to the board of directors pursuant to an agreement between the Company and Mr. Choi and certain of his affiliates. See “Certain Transactions.”

The Board concluded that Mr. Choi’s extensive experience in the management and operation of hotels brings operational and strategic planning experience to the Board.

Scott Christian, 56. Mr. Christian has served as a director of the Company since April 2003. Mr. Christian has been the Chief Executive Officer of Spanlink Communications, Inc. since October 2008 and previously was the Chief Financial Officer of Spanlink from December 2007 to October 2008. Mr. Christian was the

Vice President and General Manager of Black Box Voice Services from January 2005 until November 2006. He served as President and Chief Executive Officer of Norstan, Inc. from February 2004 until January 25, 2005, when Norstan was acquired by Black Box Corporation, and as a member of Norstan’s Board of Directors from March 2004 until January 25, 2005. Previously, he had been Executive Vice President and Chief Financial Officer of Norstan since January 2001. Prior to its acquisition, Norstan was one of the largest independent communications solutions and services companies serving enterprise customers in North America, with revenues exceeding $200 million. Mr. Christian served as Senior Vice President of Finance of Ceridian Corporation from April 1999 to October 2000. From April 1981 to February 1999, Mr. Christian was employed by Automatic Data Processing in a variety of capacities, including Chief Financial Officer for the Electronic Services Division from 1995 to 1999. Mr. Christian has 30 years of experience in financial management. Mr. Christian’s educational achievements include a Bachelor of Arts degree from the University of Dayton, and a Master’s degree from Pepperdine University.

The Board concluded that Mr. Christian’s extensive financial and executive leadership experience in the communications and automatic data processing industries, including 30 years of experience in accounting and financial management is valuable to the Board. His insight into the Company’s financial performance is critical to Board discussions. Mr. Christian’s positions as chief executive officer of one public and one private company, chief financial officer of four different companies, vice president and general manager of Black Box Voice Services, and senior vice president of finance of Ceridian Corporation as well as his service on the board of three different companies impart financial and strategic expertise to the Board.

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

The Board concluded that Mr. Filipowski’s experience in private investment transactions and enterprise software systems and services brings financial and strategic expertise to the Board. His insight regarding private equity funding is valuable to Board discussions. Mr. Filipowski imparts vlauable insights into corporate governance, compensation and board oversight as a result of his positions as chief executive officer and service as chairman of the board of multiple companies as well as service on the board of many publicly-traded companies in many different industries, including Blue Rhino Corporation, Bluestone Software, Inc., Platinum Entertainment and eShare Technologies.

Anthony P. Finch, 60. Mr. Finch has served as a director since March 2003. Mr. Finch has been Chief Scientific Officer of the Irish National Blood Centre and National Tissue Typing Reference Laboratory for more than the past five years. There, Mr. Finch is responsible for the direction, management, organization, integration and restructuring of the national laboratories and their ancillary services to comply with the highest pharmaceutical standards. Mr. Finch has over 30 years of experience in cell separation and cryopreservation of cellular products, with over 15 years of experience in cord blood processing. In 1993, Mr. Finch pioneered the fractionation and isolation of cord blood stem cells for small volume cryogenic storage and has developed large scale processing in line with current Good Manufacturing Practice. He has established several cord blood stem cell banks in the United States, Europe and Asia. Among numerous professional affiliations, Mr. Finch is a Fellow of both the Academy of Medical Laboratory Sciences and Institute of Biomedical Sciences, and is a member of the Cord Blood Stem Cell International Society.

The Board concluded that Mr. Finch’s extensive experience in cryopreservation of cellular products, and his resulting significant knowledge of our business, operations, services, and industry is valuable to the Board. Mr. Finch’s knowledge of cryopreservation of cellular products and related operational and strategic issues facing companies in our industry, enable him to impart valuable operational and strategic planning expertise to the Board, and his insight is critical to board discussions.

Sung Won Sohn, Ph.D., 66. Dr. Sohn has served as a director since March 2010. Dr. Sohn is the Martin V. Smith professor of business and economics at a California State University Channel Islands. He also serves on the boards of Forever 21 and Western Alliance Bancorporation. Dr. Sohn was the President and Chief Executive Officer of Hanmi Bank, a commercial bank in Los Angeles, California. Prior to joining Hanmi in 2005, Dr. Sohn was an Executive Vice President and Chief Economic Officer of Wells Fargo Banks. Prior to his tenure at Wells Fargo, Dr. Sohn was a senior economist on the President’s Council of Economic Advisors in The White House. Dr. Sohn’s educational achievements include a Ph.D from the University of Pittsburgh and a PMD from Harvard Business School.

The Board concluded that Dr. Sohn’s extensive financial and executive leadership expertise in the commercial banking industry brings financial expertise to the Board. Dr. Sohn’s positions as chief executive officer, president, chief economic officer, and executive vice president of other companies, and senior economist on the President’s Council of Economic Advisors in the White House impart financial and strategic expertise to the Board.

Other Executive Officers

Biographical information regarding the Company’s executive officers who are not currently serving as directors of the Company is set forth below:

Jill Taymans, 41, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 18 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company in Baltimore, Maryland.

Julie Allickson, Ph.D., 48, Vice President of Laboratory Operations and R&D. Dr. Allickson joined the Company in 2004 as Technical Director of Laboratory Operations and has served as the Company’s Vice President of Laboratory Operations and R&D since April 2007. Dr. Allickson also has served as a member of the Cryo-Cell Medical Scientific Advisory Board since October 2006. Prior to joining the Company, she worked for the University of Miami-School of Medicine, Diabetes Research Institute since 2000 as the Laboratory Manager of the cGMP Cell Processing Facility where she had responsibility for cell processing operations, laboratory design and implementation and regulatory affairs. Prior to that time, she worked for the American Red Cross since 1989, managing the Hematopoietic Cell Processing and Platelet Serology Laboratory. Dr. Allickson has 20 years of laboratory experience and 17 years in Cellular Therapy Processing. She was one of the founding members of the International Society of Cellular Therapy in 1992, has been a member of the AABB for 17 years and is a member of the AABB Standards Committee for Cell Therapy Product Services.

Audit Committee Financial Expert

The audit committee is comprised entirely of non-employee, independent members of the board of directors. The purpose of the audit committee is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the Company’s internal control systems, audit functions, financial reporting processes, and methods of monitoring compliance with legal and regulatory matters. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements. In addition, the board of directors has determined that audit committee members, Mr. Scott Christian and Dr. Sung Won Sohn, are each an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the

Securities and Exchange Act of 1934. Mr. Christian’s relevant experience includes his prior position as Chief Financial Officer of Spanlink Communications, Inc. and his prior service as the Chief Financial Officer of Norstan, Inc., Senior Vice President of Finance of Ceridian Corporation, and Chief Financial Officer of the Electronic Services Division of Automatic Data Processing, Inc. In addition, Mr. Christian has an MBA degree from Pepperdine University. Dr. Sohn’s relevant experience includes being the Martin V. Smith professor of economics and finance at a California State University CI and Vice Chairman of a multi-national retailer, Forever 21, as well as the President and Chief Executive Officer of Hanmi Bank, a commercial bank in Los Angeles, California. Dr. Sohn was also previously a senior economist on the President’s Council of Economic Advisors in The White House. In addition, Dr. Sohn has a Master’s degree from Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during fiscal 2010, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2010 and November 30, 2009 by (i) the Company’s Chief Executive Officer and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2010 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)

Mercedes Walton Chief Executive Officer	2010	$371,198	$0	$17,080	$0	$22,973	$411,251
	2009	$348,100	$0	$18,859	$105,930	$17,938	$490,827

Jill M. Taymans Vice President Finance, Chief Financial Officer	2010	$175,838	$0	$4,945	$0	$0	$180,783
	2009	$166,217	$0	$5,459	$37,399	$0	$209,075

Julie Allickson Vice President of Laboratory Operations and R&D	2010	$156,202	$0	$4,945	$0	$0	$161,147
	2009	$150,000	$0	$3,884	$33,750	$0	$187,634

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2010 and 2009. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the compensation committee. At the end of the fiscal year each performance target is measured and bonuses are paid at the end of the fiscal year if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal years 2010 and 2009, 75% of the amount of the potential bonus was based on the Company performance targets and 25% was based on the named executive officer’s individual performance objectives associated with corporate strategy. The revenue and earnings target levels disclosed below and the undisclosed number of new U-Cord and Célle units and customer satisfaction survey results target levels utilized in fiscal 2009 and 2010 require significant effort by the Company to achieve extraordinary performance and are very difficult to attain. In fiscal 2009, the Company performance targets required to earn cash bonuses were based on the number of new U-Cord and Célle units; $16.2 million in revenue; $486,000 in earnings; and customer satisfaction survey results.

Three of the four Company performance targets, as well as the individual performance objectives, were met in fiscal 2009 for which the named executive officers Ms. Walton, Ms. Taymans and Ms. Allickson earned $105,930, $37,399 and $33,750 in cash bonuses, respectively. In fiscal 2010, the Company performance targets required to earn cash bonuses were based on the number of new U-Cord and Célle units; $16.8 million in revenue; $1.3 million in earnings; and customer satisfaction survey results. No cash bonuses paid to the named executive officers in fiscal 2010 because the Company did not meet all of the performance targets for fiscal 2010.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There were 50,625 and 151,875 stock options awarded to the named executive officers in 2010 and 2009, respectively.

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

Employment Agreements and Change in Control Arrangements

Walton Employment Agreement. On August 15, 2005, the Company entered into a three-year employment agreement (the “Walton Employment Agreement”) with Mercedes Walton as the Chairman of the Board and Chief Executive Officer effective as of September 1, 2005 (the “Commencement Date”). Previously, Ms. Walton had been interim Chief Executive Officer. The Walton Employment Agreement was amended in July 2008 to provide that the initial term would expire on November 30, 2008. The term of the Walton Employment Agreement is extended for additional one-year periods unless, at least 90 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The ending date of the current term of the Walton Employment Agreement is November 30, 2011.

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

In the event of a termination of Ms. Walton’s employment upon a Change in Control or within two years thereafter (or prior to the Change in Control if the termination was related to the Change in Control), if the termination was initiated by the Company without cause or by Ms. Walton for any reason, Ms. Walton will be entitled to receive the following: (i) compensation in an amount equal to two times the sum of (A) 12 months of base salary as in effect on the termination date or, if greater, base salary in effect immediately prior to the Change in Control, plus (B) the average of the actual bonus payments made to Ms. Walton for the most recent two years; (ii) a pro rata portion of the annual bonus for the year in which termination occurs (based on the proportion of the year during which she was employed and the pro rata results for such year; (iii) continued benefits and perquisites for a period of two years; (iv) reimbursement for reasonable legal fees and expenses incurred in connection with the termination; and (v) the vesting of all shares of restricted stock, long-term performance stock option awards, other stock-appreciation rights and stock options. If the present value of the payments to Ms. Walton in connection with a Change in Control are greater than the product of three times Ms. Walton’s then-current base amount (under applicable tax regulations) as of the termination date (the “Parachute Limit”) but not greater than 105% of the Parachute Limit, then the Employment Agreement limits the present value of the total amount of such payments to one dollar less than the Parachute Limit. If the present value of the payments to Ms. Walton in connection with a Change in Control are greater than 105% of the Parachute Limit, the Company has agreed to pay to Ms. Walton an additional amount as a “gross-up payment” to pay any applicable excise taxes.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, as the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2011.

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

Allickson Employment Agreement. On March 31, 2008, the Company entered into a one-year employment agreement with Julie Allickson, as the Company’s Vice President of Laboratory Operations and R&D (the “Allickson Employment Agreement”). Under the Allickson Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The ending date of the current term of the Allickson Employment Agreement is March 31, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executives at November 30, 2010:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date

Mercedes Walton	April 4, 2006 (1) August 3, 2009 (1) February 1, 2010	102,076 21,375 —	— 42,750 32,063	$ $ $	3.34 1.73 1.50	April 4, 2013 August 3, 2016 February 1, 2017

Jill Taymans	April 4, 2006 (1) August 3, 2009 (1) February 1, 2010	29,548 6,188 —	— 12,375 9,281	$ $ $	3.34 1.73 1.50	April 4, 2013 August 3, 2016 February 1, 2017

Julie Allickson	April 4, 2006 (1) April 18, 2007 (2) August 3, 2009 (1) February 1, 2010	18,624 15,000 6,188 —	— — 12,375 9,281	$ $ $ $	3.34 2.05 1.73 1.50	April 4, 2013 April 18, 2014 August 3, 2016 February 1, 2017

(1)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(2)	Options vested 1/12 on the 1st of each month following the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ki Yong Choi	$22,000	$7,758	$29,758

Michael Cho	$20,000	$3,649	$23,649

Scott Christian	$19,250	$8,748	$27,998

Andrew Filipowski	$18,000	$5,915	$23,915

Anthony Finch	$19,250	$5,915	$25,165

Sung Won Sohn	$20,000	$3,649	$23,649

John Mathews (2)	$2,000	$—	$2,000

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2009 under SFAS 123R with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	John Mathews resigned from the Board of Directors on March 14, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2010 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)

Current directors, nominees and executive officers:
Mercedes Walton (2)	183,796	1.55%
Michael Cho (3)	10,417	*
Scott Christian (4)	41,026	*
Anthony Finch (5)	138,250	1.17%
Ki Yong Choi (6)	2,475,679	21.00%
Sung Won Sohn (7)	10,417	*
Andrew J. Filipowski (8)	602,517	5.11%
Jill M. Taymans (9)	56,381	*
Julie G. Allickson (10)	44,936	*

Other beneficial owners:
Portnoy Group (11)	1,595,040	13.57%

Filipowski Group(12)	623,767	5.30%

All current directors and executive officers as a group (9 persons) (13)	3,563,419	29.37%

*	Less than 1%.
(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as November 30, 2010 by (ii) the sum of (a) 11,752,574, which is the number of shares of common stock outstanding as November 30, 2010 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of November 30, 2010 or will become exercisable within 60 days. Unless otherwise indicated, the address of each person in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	Includes 134,139 shares subject to stock options.
(3)	Includes 10,417 shares subject to stock options.
(4)	Includes 33,750 shares subject to stock options.
(5)	Includes 33,750 shares subject to stock options.
(6)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Schedule 13D/A on April 29, 2009 (“the Schedule 13/D/A”) reporting the following beneficial ownership: (i) 2,136,929 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Schedule 13D/A filed April 29, 2009, is c/o David Wilson, Davis Wright Tremaine LLP, 1201 Third Avenue, Suite 2200, Seattle WA, 98101. Also subject to 38,750 shares subject to stock options.

(7)	Includes 10,417 shares subject to stock options.
(8)	Includes 38,750 shares subject to stock options.
(9)	Includes 38,829 shares subject to stock options.
(10)	Includes 42,905 shares subject to stock options.
(11)	A group consisting of David I. Portnoy, certain affiliates of Mr. Portnoy and certain other persons filed a Schedule 13D/A on November 26, 2007 (the “Schedule 13D/A”), in which they expressly affirmed their membership in the group. Mr. Portnoy may be deemed the beneficial owner of 734,546 shares of common stock, which number includes (i) 206,000 shares of common stock held directly by Mr. Portnoy, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 53,850 shares of common stock held by Visual Investment Corp. (“VIC”), as to which Mr. Portnoy may be deemed the beneficial owner as the sole officer and director of VIC; (iii) 90,787 shares of common stock held by PartnerCommunity, Inc. (“PCI”), as to which Mr. Portnoy may be deemed the beneficial owner as chairman of the board and secretary of PCI and as managing member and owner of Mayim Management, LLC (“MM”), which may exercise investment and voting discretion over such shares in accordance with the agreement between PCI and MM described under Item 6 of the Fourth Amendment to the general statement of acquisition of beneficial ownership (the “Statement”), filed with the SEC on March 26, 2007; (iv) 174,430 shares of common stock held by Jamie H. Zidell, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Zidell described under Item 6 of the Third Amendment to the Statement, filed with the SEC on February 1, 2007; (v) 183,475 shares of common stock held by Mayim Investment Limited Partnership, as to which Mr. Portnoy may be deemed the beneficial owner as the managing member of MM, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; (vi) 119,080 shares of common stock held by the Crilly Court Trust, whose beneficiary is David W. Ruttenberg, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Mr. Portnoy and Mr. Ruttenberg described under Item 6 of the Second Amendment to the Statement, filed with the SEC on June 26, 2006; (vii) 16,150 shares of common stock held by Lynne Portnoy, 143 shares of common stock held by Mr. Gilbert Portnoy and an additional 3,000 shares held jointly by Lynne Portnoy and Gilbert Portnoy, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment and voting discretion over such shares in accordance with the agreement between Ms. Portnoy, Mr. Gilbert Portnoy and Mr. David Portnoy described under Item 6 of the Third Amendment to the Statement, filed with the SEC on February 1, 2007; and (viii) 14,700 shares of common stock held by Deborah Hadjaje, as to which Mr. Portnoy may be deemed the beneficial owner as a result of exercising investment (but not voting) discretion over such shares in accordance with the agreement between Deborah Hadjaje and Mr. Portnoy described under Item 6 of the Sixth Amendment to the Statement, filed with SEC on November 26, 2007. Other members of the group beneficially own the following numbers of shares, including sole power to vote and dispose or direct the disposition: (a) Mark L. Portnoy, 116,515 shares; (b) Capital Asset Fund Limited Partnership, 40,000 shares; (c) George Gains, 200,000 shares; (d) Scott D. Martin, 216,000 shares; (e) Steven Berkowitz, 150,000; (f) Craig E. Fleishman, 9,100 shares; and (g) Focus Financial Corp., 1,810 shares. Beneficial ownership information is supplied per the Schedule 13D/A. The address for Mr. Portnoy, as set forth in the Schedule 13D/A, is c/o Focus Financial Group, 52 Camden Drive, Bal Harbour, FL 33154.
(12)	A group consisting of Andrew J. Filipowski, The Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and Silkroad Equity LLC filed a Schedule 13D/A on April 28, 2009, reporting the following beneficial ownership: (i) 59,500 shares of common stock held directly by Mr. Filipowski, as to which he has the sole power to vote and dispose or direct the disposition; (ii) 180,650 shares of common stock held by Andrew J. Filipowski Revocable Trust, as to which the trust has the sole power to vote and dispose or direct the disposition; (iii) 54,000 shares of common stock held by Mr. Roszak and 6,000 shares of common stock held by Mr. Roszak’s individual retirement account, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition; and (iv) 323,617 shares of common stock held by SilkRoad Equity LLC, as to which Mr. Roszak has the sole power to vote and dispose or direct the disposition as a managing member of SilkRoad Equity LLC. Beneficial ownership information is supplied per the Schedule 13D/A. The address for Mr. Filipowski, as set forth in the Schedule 13D/A, is c/o Matthew Roszak, SilkRoad Equities LLC is 111 N. Chestnut Street, Suite 200, Winston-Salem, NC 27101. Also includes 38,750 shares subject to stock options.

(13)	Includes 381,707 shares subject to stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On January 14, 2008, the Company entered into an Independent Sales Distributor Agreement with Silke LLC, an entity associated with Andrew J. Filipowski, a director of the Company. Under the agreement, Silke LLC will market the Company’s CélleSM menstrual stem cell service on a commission basis. This agreement was entered into as a result of arms’ length negotiations and is on the same terms as the agreements for the Company’s other distributors for the Célle service. As of the date of this Proxy Statement, the Company has not paid any compensation to Silke LLC.

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

On January 16, 2008, the Company and Saneron CCEL Therapeutics, Inc. (“Saneron”) entered into a research and development agreement whereby the Company and Saneron will collaborate on research utilizing the Company’s Célle menstrual stem cell technology in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with Célle menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties. The Company does not have any funding requirements with regard to the collaboration agreement. Cryo-Cell owns an approximately 35% equity interest in Saneron. This agreement was entered into as a result of arms’ length negotiations.

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

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2010 and November 30, 2009 and fees billed for other services rendered by Grant Thornton during these periods.

	2010	2009
Audit Fees	$295,086	$299,086
Tax Fees	39,680	30,918
Other	0	23,490
Total	$334,766	$353,494

Audit Fees

Audit fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the years ended November 30, 2010 and November 30, 2009.

Tax Fees

Tax fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2010 and November 30, 2009.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6) *	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)*	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)*	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)*	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)*	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)*	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)*	2000 Stock Incentive Plan

10.24 (14)*	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)*	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)*	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

23	Consent of Auditors (filed herewith)

24	Power of Attorney (included on signature page)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ Mercedes Walton
Mercedes Walton, Chief Executive Officer

Dated: February 28, 2011

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Mercedes Walton	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2011

/s/ Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	February 28, 2011

/s/ Scott Christian	Director	February 28, 2011
Scott Christian

/s/ Anthony Finch	Director	February 28, 2011
Anthony Finch

/s/ Ki Yong Choi	Director	February 28, 2011
Ki Yong Choi

/s/ Michael Cho	Director	February 28, 2011
Michael Cho

/s/ Andrew Filipowski	Director	February 28, 2011
Andrew Filipowski

/s/ Sung Won Sohn	Director	February 28, 2011
Sung Won Sohn

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5) *	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6) *	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)*	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)*	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)*	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)*	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)*	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)*	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)*	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)*	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)*	2000 Stock Incentive Plan

10.24 (14)*	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)*	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)*	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

23	Consent of Auditors (filed herewith)

24	Power of Attorney (included on signature page)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Compensation plans and agreements
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.