Form 10-Q
period 2011-02-28
CRYO CELL INTERNATIONAL INC
filed 2011-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2011

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2011, 11,752,574 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2011 (unaudited)	November 30, 2010 (as adjusted) (1)
ASSETS

Current Assets
Cash and cash equivalents	$8,377,759	$8,369,537
Restricted cash	200,000	200,000
Marketable securities and other investments	1,112,000	1,132,000
Accounts receivable and advances (net of allowance for doubtful accounts of $888,893 and $783,354, respectively)	2,624,491	2,356,279
Deferred tax assets	173,241	173,241
Prepaid expenses and other current assets	854,137	647,510

Total current assets	13,341,628	12,878,567

Property and Equipment-net	2,334,413	2,222,168

Other Assets
Marketable securities and other investments	6,404	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	759,240	756,280
Deferred tax assets, less current portion	1,615,000	1,615,000

Total other assets	3,064,644	3,061,684

Total assets	$18,740,685	$18,162,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,329,577	1,053,186
Accrued expenses	1,757,475	1,621,221
Deferred revenue (1)	5,337,766	5,472,332

Total current liabilities	8,424,818	8,146,739

Other Liabilities
Deferred revenue, net of current portion (1)	7,019,605	7,015,118
Deferred tax liabilities	—	—
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	158,153	183,055

Total other liabilities	10,927,758	10,948,173

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,752,574 as of February 28, 2011 and November 30, 2010 issued and outstanding)	117,526	117,526
Additional paid-in capital	24,895,774	24,808,591
Accumulated deficit (1)	(25,046,601)	(25,280,020)
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	(94,055)	(94,055)

Total stockholders’ deficit	(611,891)	(932,493)

Total liabilities and stockholders’ deficit	$18,740,685	$18,162,419

(1)	See Note 8, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 28, 2011	February 28, 2010 (as adjusted) (1)

Revenue:
Processing and storage fees (1)	$4,149,785	$3,841,090
Licensee income	323,020	447,142

Total revenue (1)	4,472,805	4,288,232

Costs and Expenses:
Cost of sales	1,161,520	1,092,668
Marketing, general and administrative expenses	2,518,085	2,320,944
Research, development and related engineering	35,622	52,083
Depreciation and amortization	71,826	73,739

Total costs and expenses	3,787,053	3,539,434

Operating Income (1)	685,752	748,798

Other Income (Expense):
Interest income	6,632	6,091
Interest expense	(392,014)	(334,121)

Total other expense	(385,382)	(328,030)

Income before equity in losses of affiliate and income tax expense (1)	300,370	420,768

Equity in losses of affiliate	(28,090)	(16,941)

Income before income tax expense (1)	272,280	403,827
Income tax expense	(38,861)	(33,222)

Net Income (1)	$233,419	$370,605

Net income per common share - basic	$0.02	$0.03

Weighted average common shares outstanding - basic	11,752,574	11,752,574

Net income per common share - diluted	$0.02	$0.03

Weighted average common shares outstanding - diluted	11,958,463	11,826,592

(1)	See Note 8, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2011	February 28, 2010 (as adjusted) (1)
Cash Flows from Operating Activities:
Net income (1)	$233,419	$370,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	126,124	145,647
Loss on sale of property and equipment	1,214	—
Compensatory element of stock options	59,093	28,159
Provision for doubtful accounts	37,287	(19,797)
Equity in losses of affiliate	28,090	16,941
Deferred income tax benefit	—	—
Changes in assets and liabilities:
Accounts receivable and advances	(305,499)	18,772
Prepaid expenses and other current assets	(206,627)	(94,758)
Deposits and other assets	6,993	(100,000)
Accounts payable	276,391	110,160
Accrued expenses	136,254	(377,847)
Deferred consulting obligation	(24,902)	(23,222)
Deferred revenue (1)	(130,079)	(136,723)

Net cash provided by (used in) operating activities	237,758	(62,063)

Cash flows from investing activities:
Purchases of property and equipment	(229,602)	(28,560)
Purchases of marketable securities and other investments	—	(190,000)
Proceeds from sale of marketable securities and other investments	20,000	10,000
Investments in patents and trademarks	(19,934)	(13,983)

Net cash used in investing activities	(229,536)	(222,543)

Increase (decrease ) in cash and cash equivalents	8,222	(284,606)

Cash and cash equivalents - beginning of year	8,369,537	6,850,765

Cash and cash equivalents - end of period	$8,377,759	$6,566,159

(1)	See Note 8, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2011 and November 30, 2010, the related Consolidated Statements of Income and Cash Flows for the three months ended February 28, 2011 and February 28, 2010 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2011.

Retrospective Adoption of New Accounting Principle

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”), which addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modified the manner in which the transaction consideration is allocated across the separately identified deliverables. The new accounting standard permits prospective or retrospective adoption, and the Company elected retrospective adoption during the first quarter of 2011.

Under the historical accounting principle, the Company would have used the residual method to allocate revenue between processing and storage since (a) each of the products has value to the customer on a standalone basis and (b) vendor-specific objective evidence of fair value (“VSOE”) existed for the undelivered service, storage, and (c) there is no general right of return to consider. As a result, the Company was permitted to allocate the initial sales discounts given to clients upon processing a specimen entirely to the processing fee.

The new accounting principle requires the Company to establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company for that deliverable. The new accounting principle also requires that any discounts given to the customer be recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company had the option of adopting the new accounting principle on a prospective or retrospective basis. Prospective adoption would have required the Company to apply the new accounting principle to revenue transactions beginning in fiscal year 2011 without reflecting the impact of the new accounting principle on revenue transactions from prior to December 1, 2010. The Company believes prospective adoption would have resulted in financial information that was not comparable between financial periods because of the significant amount of past discounts given; therefore, the Company elected retrospective adoption. Retrospective adoption required the Company to revise its previously issued financial statements as if the new accounting principle had always been applied. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company.

The 2010 financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principle. Refer to Note 8, “Retrospective Adoption of New Accounting Principle” in this Form 10-Q for additional information on the impact of adoption.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company for that deliverable.

The Company has identified two deliverables generally contained in the arrangements involving the sale of its U-Cord® product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen or the 21 year storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a standalone basis. Because the Company has neither VSOE nor TPE for the processing and 21 year storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time of sale. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing and 21 year storage fee include the Company’s historical pricing practices as well as expected profit margins.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $7,018,000 and $7,136,000 as of February 28, 2011 and November 30, 2010, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

There was no U.S. income tax expense for the three months ended February 28, 2011 and February 28, 2010. The Company did not record U.S. income tax expense during the three months ended February 28, 2011 and February 28, 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $39,000 and $33,000 for the three months ended February 28, 2011 and 2010, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2011 and November 30, 2010, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of February 28, 2011, the Company has two stock-based employee compensation plans, which are described in Note 4. The Company recognized approximately $59,000 and $28,000 for the three months ended February 28, 2011 and 2010, respectively of stock compensation expense.

The Company recognizes stock-based compensation based on the fair value of the related awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

The estimation of stock awards that will ultimately vest requires judgment and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period they become known. The Company considered many factors when estimating forfeitures, including the recipient groups and historical experience. Actual results and future changes in estimates may differ substantially from current estimates.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2011 and November 30, 2010, respectively, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at February 28, 2011	Fair Value Measurements at February 28, 2011 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,118,404	$6,404	$1,112,000	—

Description	Fair Value at November 30, 2010	Fair Value Measurements at November 30, 2010 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,138,404	$6,404	$1,132,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $1,112,000 and $1,132,000 in variable rate demand notes at February 28, 2011 and November 30, 2010, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of approximately $6,404 at February 28, 2011 and November 30, 2010. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ equity on other investments as of February 28, 2011 and November 30, 2010.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of February 28,2011 and November 30, 2010 the Company recorded reserves under these programs in the amounts of $12,185 and $11,732, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Note 2 – Net Income per Common Share

Net income per common share data is based on net income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2011	For the three months ended February 28, 2010
Numerator:
Net Income	$233,419	$370,605
Denominator:
Weighted-average shares outstanding-basic	11,752,574	11,752,574
Dilutive common shares issuable upon exercise of stock options	205,889	74,018
Weighted-average shares-diluted	11,958,463	11,826,592

Earnings per share:
Basic	$.02	$.03

Diluted	$.02	$.03

The Company excluded the effect of 212,387 and 797,232 outstanding stock options for the three months ended February 28, 2011 and February 28, 2010, respectively, from the computation of diluted earnings per share, as the effect of these potentially dilutive shares would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 28, 2011 and November 30, 2010, the Company had an ownership interest of approximately 35% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of February 28, 2011 and November 30, 2010, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at approximately $684,000. During the period ended February 28, 2011 and November 30, 2010, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of February 28, 2011 and November 30, 2010.

For the three months ended February 28, 2011 and February 28, 2010, the Company recorded equity in losses of Saneron operations of approximately $28,000 and $17,000, respectively, related to certain stock and warrant awards that were granted by Saneron to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of February 28, 2011 and November 30, 2010, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ equity as treasury stock.

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

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan (“the Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of February 28, 2011 and November 30, 2010, there were 327,387 and 341,387 shares outstanding under the 2000 plan, respectively. No further options will be issued under the plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of February 28, 2011 and November 30, 2010, there were 491,040 and 475,034 shares outstanding under the 2006 plan, respectively. As of February 28, 2011, there were 388,365 shares available for future issuance under the 2006 plan.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is calculated, in accordance with the “simplified method” for “plain vanilla” stock options allowed under GAAP. Expected dividends is based on the historical trend of the Company not issuing dividends.

Variables used to determine the fair value of the options granted for the three months ended February 28, 2011 and February 28, 2010 are as follows:

	February 28, 2011	February 28, 2010
Weighted average values:
Expected dividends	0%	0%
Expected volatility	96.9%	99.9%
Risk free interest rate	2.51%	2.34%
Expected life	5 years	5 years

The range of expected volatilities for options issued during the three months ended February 28, 2011 and February 28, 2010 are as follows:

February 28, 2011	February 28, 2010

88.6% - 108.5%	99.8% - 101.6%

Stock option activity for the three months ended February 28, 2011, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	816,421	$1.87	4.67	$471,109

Granted	35,000	1.43
Exercised	—	—
Expired/forfeited	(32,994)	2.15

Outstanding at February 28, 2011	818,427	$1.84	4.55	$362,101

Exercisable at February 28, 2011	498,462	$2.05	3.71	$206,274

The weighted average grant date fair value of options granted during the three months ended February 28, 2011 and February 28, 2010 was $0.88 and $1.13, respectively.

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

There were no options exercised during the three months ended February 28, 2011 and February 28, 2010.

Significant option groups exercisable at February 28, 2011 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	152,500	5.09	$0.83	117,080	$0.82
$1.01 to $ 2.00	423,540	5.45	$1.57	162,327	$1.58
$2.01 to $ 3.00	77,500	3.76	$2.18	54,168	$2.17
$3.01 to $ 4.00	164,887	2.10	$3.34	164,887	$3.34

	818,427	4.55	$1.84	498,462	$2.05

A summary of the status of the Company’s non-vested shares as of February 28, 2011, and changes during the three months ended February 28, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2010	381,967	$1.11

Granted	35,000	0.99
Vested	(80,093)	0.82
Forfeited	(16,909)	1.01

Non-vested at February 28, 2011	319,965	$1.16

As of February 28, 2011 there was approximately $171,214 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years as of February 28, 2011. The total fair value of shares vested during the three months ended February 28, 2011 was approximately $65,800.

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

The Company recorded royalties from Cryo-Cell de Mexico in the amount of approximately $177,000 and $212,000 for the three months ended February 28, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $230,000 and $184,000 for the three months ended February 28, 2011 and 2010 and are reflected in processing and storage fees in the accompanying consolidated statements of income.

Asia Cryo-Cell Private Limited

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its C’elleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by Asia Cryo-Cell Private Limited (“ACCPL”) in installments. These installment payments, which totaled $216,000, net of foreign income taxes, were received during the second quarters of fiscal 2008 and the second and third quarter of fiscal 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company will receive royalty fees of 8% of the C’elle collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company will also receive royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

On January 7, 2010, and June 27, 2009, the Company amended the original definitive License and Royalty agreement with ACCPL dated July 14, 2004. The amendments expand the licensed territory to include Bangladesh, Nepal, Sri Lanka, Bhutan, Maldives, Oman, Saudi Arabia and the United Arab Emirates. There are no incremental license fees associated with the expanded licensed territory.

The Company recorded royalties from ACCPL in the amount of approximately $141,000 and $80,000 for the three months ended February 28, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income.

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $200,000 and is non-refundable. The Company received the first installment payment of $100,000 during the first quarter of fiscal 2008 and the second installment payment of $100,000 during the first quarter of fiscal 2009. Processing and storage revenue totaled approximately $75,000 and $86,000 for the three months ended February 28, 2011 and 2010, respectively, and is reflected in processing and storage fees in the Company’s consolidated statements of income.

On February 22, 2010 (the “Effective Date”), the agreement was amended extending the territory to include Peru, Chile and Colombia to directly market the U-Cord program throughout Peru, Chile and Colombia and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company will receive a fee for processing and storage of the specimens. The initial up-front storage and license fee is $450,000 and is non-refundable. The Company received the first installment of $125,000 during the first quarter of 2010 which is reflected in licensee income in the accompanying consolidated statement of income. The second installment of $150,000 is due 18 months from the Effective Date of the amendment and the final installment of $175,000 is due 30 months from the Effective Date.

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company did not earn any royalties in the first quarter of either 2011 or 2010.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS was supposed to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company is entitled to royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company is also entitled to receive royalty fees of 14% - 18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of the filing date of this Form 10-Q, 2011, IMS has not begun to market the Company’s U-Cord program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. Consequently, the Company has not received or recorded an annual fee or royalties for the period ended February 28, 2011 or February 28, 2010, and the Company does not know when it will begin to receive such annual fees and royalty payments, if ever.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s Célle preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS was supposed to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement is ten years and may be extended in five year increments by mutual agreement of the parties. The Company is entitled to receive royalties of 18% - 22% of the Célle collection and processing revenues generated by IMS. The Company is also entitled to receive royalty fees of 20% - 24% of IMS’s storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. As of the filing date of this Form 10-Q, IMS has not begun to market the Company’s CélleSM preservation program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. Consequently, the Company has not received or recorded an annual fee or royalties for the period ended February 28, 2011 or February 28, 2010, and the Company does not know when it will begin to receive such annual fees and royalty payments, if ever.

IMS has advised the Company that it intends to terminate both of the license agreements. Currently, IMS owes the Company a total of $50,000 for the two annual fees due on October 1, 2010. The Company has not recorded revenue associated with the two annual fees in the Company’s consolidated statements of income for either of the periods ended February 28, 2011 and 2010, as the collectability is uncertain.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $60,000 which is to be paid in three installments over the next two years. During the first quarter of fiscal 2010, the Company received the first installment payment of $10,000. The second installment payment of $25,000 is due on the anniversary of the effective date of which $5,000 and $10,000 were received in advance during the third and fourth quarters of fiscal 2010, respectively. The remaining amount due for the second installment of $5,000 was received during the quarter ended February 28, 2011. These payments are reflected in licensee income in the accompanying consolidated statements of income. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010 and this is reflected in licensee income in the accompanying consolidated statements of income. The second installment was payable during the first quarter of fiscal 2011 and as of February 28, 2011 has not been received by the Company therefore; revenue was not recorded. The third and fourth installments are payable during the first quarter of fiscal 2011 and 2012, respectively.

Curacao

On November 18, 2010, the Company entered into a storage services and license agreement with Link-Cell N.V. (“Curacao”), for storage services and the exclusive license to market the Company’s U-Cord program in Curacao, Bonaire, St. Maarten, Aruba and Suriname. The license allows Curacao to directly market the U-Cord program throughout Curacao, Bonaire, St. Maarten, Aruba and Suriname and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $40,000. The Company received the first installment payment of $5,000 during the fourth quarter of fiscal 2010. The next three installments are payable in the fourth quarter of fiscal 2011, 2012 and 2013, respectively. The Company has not recorded revenue for processing and storage fees as of February 28, 2011, as Curacao is not expected to launch services until July 2011.

Note 6 – Agreements

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. For the three months ended February 28, 2011 and 2010, approximately $5,000 and $0, respectively, was expensed and is reflected in the consolidated statements of income. The remaining balance of approximately $82,000 and $87,000 as of February 28, 2011 and November 30, 2010, respectively, is recorded as a deposit on the accompanying consolidated balance sheets.

Note 7 – Legal Proceedings

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleged tortuous interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company is currently evaluating its legal alternatives and will continue to vigorously enforce its contractual rights.

Note 8 – Retrospective Adoption of New Accounting Principle

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. During the quarter ended February 28, 2011, the Company adopted the new accounting principle on a retrospective basis. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principle. Note 1, “Basis of Presentation” under the subheadings “Retrospective Adoption of New Accounting Principle” and “Revenue Recognition for Arrangements with Multiple Deliverables” of this Form 10-Q provide additional information on the Company’s change in accounting resulting from the adoption of the new accounting principle and the Company’s revenue recognition accounting policy.

The following table presents the effects of the retrospective adoption of the new accounting principle to the Company’s previously reported consolidated financial statements:

	As Previously Reported	As Adjusted

Consolidated Balance Sheet as of November 30, 2010:

Current liabilities – deferred revenue	$5,598,088	$5,472,332

Long-term liabilities – deferred revenue	$7,507,437	$7,015,118

Accumulated deficit	$(25,898,095)	$(25,280,020)

Consolidated Statement of Income for the Three Months Ended February 28, 2010:

Processing and storage fees	$3,789,719	$3,841,090

Total revenue	$4,236,861	$4,288,232

Operating Income	$697,427	$748,798

Income before equity in losses of affiliate and income tax expense	$369,397	$420,768

Income before income tax expense	$352,456	$403,827

Net income	$319,234	$370,605

Net income per common share – basic	$0.03	$0.03

Net income per common share – diluted	$0.03	$0.03

Consolidated Statement of Cash Flows for the Three Months Ended February 28, 2010:

Net income	$319,234	$370,605

Change in deferred revenue	$(85,352)	$(136,723)

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

During the three months ended February 28, 2011, the Company’s revenues increased 4% as compared to the same period in 2010. The Company reported net income of approximately $233,000, or $.02 per basic common share for the three months ended February 28, 2011 compared to net income of approximately $371,000 or $.03 per basic common share for the same period in 2010. The decrease in net income for the three months ended February 28, 2011 principally resulted from an 8% increase in marketing, general and administrative expenses, due mainly to the increase in sales and marketing initiatives and a 6% increase in cost of sales primarily due to a 10% increase in specimens processed. These increases were partially offset by a decrease of approximately $16,000, or 32%, in research and development expenses during the first quarter of fiscal 2011 in comparison to the same period in 2010.

At February 28, 2011, the Company had cash and cash equivalents of $8,377,759. The Company’s cash increased by approximately $8,000 during the first three months of fiscal 2011, primarily as a result of positive cash flow from operations. The increase in operating cash flow was primarily attributable to the Company’s net income during the first quarter of fiscal 2011. As of February 28, 2011, the Company had no long-term indebtedness.

The Company retained investment banking firm Morgan Joseph LLC in August 2010 to assist it in exploring potential strategic acquisitions that would fit within the Company’s strategic growth plans. In the event the Company completes any acquisitions in the future it could impact its financial position and future results of operations.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2011 were $4,472,805 as compared to $4,288,232 for the same period in 2010, a 4% increase. The increase in revenue was primarily attributable to an 8% increase in processing and storage fees, which was partially offset by a 28% decrease in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 10% and a 7% increase in recurring annual storage fee revenue, partially offset by an increase in sales discounts of 13% for fiscal 2011 compared to the 2010 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. Licensee income for the three months ended February 28, 2011, was $323,020 as compared to $447,142 for the 2010 period. Licensee income for the three months ended February 28, 2011 consisted of $318,020 in royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. The remaining licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s U-Cord program in Nicaragua. Licensee income for the three months ended February 28, 2010 primarily consisted of $292,142 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan. Royalty income increased due to an increase in the number of specimens stored by customers of our licensees.

Cost of Sales. Cost of sales for the three months ended February 28, 2011 was $1,161,520 as compared to $1,092,668 for the same period in 2010, representing a 6% increase. Cost of sales was 26% of processing and storage fee revenue for the three months ended February 28, 2011 and 2010. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $54,000 and $72,000 for the three months ended February 28, 2011 and February 28, 2010, respectively. The increase in cost of sales is primarily attributable to the 10% increase in specimens processed during the three months ended February 28, 2011 compared to the 2010 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended February 28, 2011 were $2,518,085 as compared to $2,320,944 for the 2010 period representing an 8% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2011 were $35,622 as compared to $52,083 for the three months ended February 28, 2010. The expenses for the three months ended February 28, 2011 and February 28, 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2011 was $71,826 compared to $73,739 for the 2010 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2010.

Interest Expense. Interest expense during the three months ended February 28, 2011, was $392,014 compared to $334,121 during the comparable period in 2009. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $2,790 and $4,471 for the three months ended February 28, 2011 and 2010, respectively.

Equity in Losses of Affiliate. Equity in losses of affiliate was $28,090 for the three months ended February 28, 2011, compared to $16,941 for the 2010 period. Equity in losses of affiliate for the three months ended February 28, 2011 and February 28, 2010, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $39,000 and $33,000 for the three months ended February 28, 2011 and 2010, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of income. The increase in foreign tax expense is attributable to the increase in royalties recognized during the period ended February 28, 2011 compared to February 28, 2010.

There was no U.S. income tax expense for the three months ended February 28, 2011 and for the same period in 2010. The Company did not record income tax expense during the first quarter of 2011 or 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through February 28, 2011, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees, as well as licensee income. The Company does not expect a change in its principal source of cash flow.

At February 28, 2011, the Company had cash and cash equivalents of $8,377,759 as compared to $8,369,537 at November 30, 2010. The increase in cash and cash equivalents during the three months ended February 28, 2011 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2011 was $237,758, which was primarily attributable to the Company’s net income.

Net cash used in operating activities for the three months ended February 28, 2010 was $62,063, which was primarily attributable to the $100,000 payment to MOSI for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida.

Net cash used in investing activities for the three months ended February 28, 2011 was $229,536, which was primarily attributable to the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in investing activities for the three months ended February 28, 2010 was $222,543, which was primarily attributable to the purchase of marketable securities.

There was no cash provided by or used in financing activities during the first three months of fiscal 2011 and 2010.

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

Retrospective Adoption of New Accounting Principle

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”), which addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modified the manner in which the transaction consideration is allocated across the separately identified deliverables. The new accounting standard permits prospective or retrospective adoption, and the Company elected retrospective adoption during the first quarter of 2011.

Under the historical accounting principle, the Company would have used the residual method to allocate revenue between processing and storage since (a) each of the products has value to the customer on a standalone basis and (b) vendor-specific objective evidence of fair value (“VSOE”) existed for the undelivered service, storage, and (c) there is no general right of return to consider. As a result, the Company was permitted to allocate the initial sales discounts given to clients upon processing a specimen entirely to the processing fee.

The new accounting principle requires the Company to establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The new accounting principle also requires that any discounts given to the customer, be recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company had the option of adopting the new accounting principle on a prospective or retrospective basis. Prospective adoption would have required the Company to apply the new accounting principle to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting principle on sales made prior to December 1, 2010. The Company believes prospective adoption would have resulted in financial information that was not comparable between financial periods because of the significant amount of past discounts given; therefore, the Company elected retrospective adoption. Retrospective adoption required the Company to revise its previously issued financial statements as if the new accounting principle had always been applied. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company.

Note 1, “Basis of Presentation” under the subheadings “Retrospective Adoption of New Accounting Principle” and “Revenue Recognition for Arrangements with Multiple Deliverables” as well as Note 8, “Retrospective Adoption of New Accounting Principle” of this Form 10-Q provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principle and the Company’s revenue recognition accounting policy.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principle establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.

The Company has identified two deliverables generally contained in the arrangements involving the sale of its U-Cord® product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen or the 21 year storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a standalone basis. Because the Company has neither VSOE nor TPE for the processing and 21 year storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time of sale. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing and 21 year storage fee include the Company’s historical pricing practices as well as expected profit margins.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has twenty three active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia, Peru, Bonaire, St. Maarten, Aruba and Suriname. The following areas each have two license agreements: Venezuela, India, Nicaragua, Curacao.

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

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled and processed in the U-Cord® processing and storage program and amounts due from licensee affiliates and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s and licensees’ current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $7,018,000 and $7,136,000 as of February 28, 2011 and November 30, 2010, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of February 28, 2011 and November 30, 2010. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

(iv)

market acceptance of our CélleSM service will require publication of scientific studies, consumer awareness, and the development of new therapies from the CélleSM technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xv)	any difficulties and increased expense in enforcing our international licensing agreements;

(xvi)	any adverse performance by or relations with any of our licensees;

(xvii)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xviii)	any inability to realize cost savings as a result of recent acquisitions;

(xix)	any inability to realize a return on an investment ;

(xx)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xxi)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our CélleSM service and any shifting of our marketing dollars towards our CélleSM service;

(xxii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xxiii)	the success of our global expansion initiatives;

(xxiv)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxv)	the ability of our Cryology Reproductive Tissue Storage SM services to generate new revenues;

(xxvi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxvii)	any inability to successfully identify and consummate strategic acquisitions;

(xxviii)	any inability to realize benefits from any strategic acquisitions; and

(xxix)	other factors many of which are beyond our control.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As the Company previously reported in its Annual Report on Form 10-K filed on February 28, 2011, on December 16, 2010, the Company filed an action in the Circuit Court in Pinellas County, Florida against Cord Blood America, Inc. (“CBAI”) seeking an injunction against consummation of the proposed acquisition by CBAI of the assets of Cryo-Cell de Mexico, S.A. de C.V. (“CCMEX”), the Company’s exclusive licensee in Mexico. The action is docketed at Civil No. 10-17412-CI-20. The Company believes that the proposed acquisition would violate its License Agreement with CCMEX. CBAI announced on December 8, 2010 that it had entered into a letter of intent for the proposed acquisition with CCMEX on December 3, 2010.

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleged tortious interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company is currently evaluating its legal alternatives and will continue to vigorously enforce its contractual rights.

In addition, from time to time the Company is subject to proceedings, lawsuits and other claims in the normal course of its business, The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail, nor can the Company reasonably estimate the amount of damages that the Company might incur if it does not prevail.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: April 14, 2011