Form 10-Q
period 2011-05-31
CRYO CELL INTERNATIONAL INC
filed 2011-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2011

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 10, 2011, 11,756,325 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2011 (unaudited)	November 30, 2010 (as adjusted) (1)
ASSETS

Current Assets
Cash and cash equivalents	$8,211,021	$8,369,537
Restricted cash	200,000	200,000
Marketable securities and other investments	1,112,000	1,132,000
Accounts receivable and advances (net of allowance for doubtful accounts of $944,640 and $783,354, respectively)	3,318,073	2,356,279
Deferred tax assets	173,241	173,241
Prepaid expenses and other current assets	907,268	647,510

Total current assets	13,921,603	12,878,567

Property and Equipment-net	2,335,164	2,222,168

Other Assets
Marketable securities and other investments	6,404	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	783,878	756,280
Deferred tax assets, less current portion	1,615,000	1,615,000

Total other assets	3,089,282	3,061,684

Total assets	$19,346,049	$18,162,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,217,578	1,053,186
Accrued expenses	1,802,524	1,621,221
Deferred revenue (1)	5,561,539	5,472,332

Total current liabilities	8,581,641	8,146,739

Other Liabilities
Deferred revenue, net of current portion (1)	7,252,817	7,015,118
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	128,588	183,055

Total other liabilities	11,131,405	10,948,173

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,756,325 as of May 31, 2011 and 11,752,574 as of November 30, 2010 issued and outstanding)	117,563	117,526
Additional paid-in capital	24,963,202	24,808,591
Accumulated deficit (1)	(24,869,172)	(25,280,020)
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	(94,055)	(94,055)

Total stockholders’ deficit	(366,997)	(932,493)

Total liabilities and stockholders’ deficit	$19,346,049	$18,162,419

(1)	See Note 7, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2011	May 31, 2010 (as adjusted) (1)	May 31, 2011	May 31, 2010 (as adjusted) (1)
Revenue:
Processing and storage fees (1)	$4,296,656	$4,010,579	$8,446,441	$7,851,668
Licensee income	304,370	326,758	627,390	773,900

Total revenue (1)	4,601,026	4,337,337	9,073,831	8,625,568

Costs and Expenses:
Cost of sales	1,103,758	1,147,912	2,265,278	2,240,580
Marketing, general and administrative expenses	2,698,209	2,283,017	5,216,294	4,603,961
Research, development and related engineering	80,657	10,480	116,279	62,563
Depreciation and amortization	88,190	73,059	160,016	146,798

Total costs and expenses	3,970,814	3,514,468	7,757,867	7,053,902

Operating Income (1)	630,212	822,869	1,315,964	1,571,666

Other Income (Expense):
Interest income	5,774	5,730	12,406	11,821
Interest expense	(399,416)	(385,704)	(791,430)	(719,825)

Total other expense	(393,642)	(379,974)	(779,024)	(708,004)

Income before equity in losses of affiliate and income tax expense (1)	236,570	442,895	536,940	863,662

Equity in losses of affiliate	(28,122)	(16,832)	(56,212)	(33,773)

Income before income tax expense (1)	208,448	426,063	480,728	829,889
Income tax expense	(31,019)	(38,323)	(69,880)	(71,545)

Net Income (1)	$177,429	$387,740	$410,848	$758,344

Net income per common share - basic	$0.02	$0.03	$0.03	$0.06

Weighted average common shares outstanding - basic	11,754,286	11,752,574	11,753,006	11,752,574

Net income per common share - diluted	$0.01	$0.03	$0.03	$0.06

Weighted average common shares outstanding - diluted	12,025,153	11,794,011	11,996,317	11,807,841

(1)	See Note 7, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2011	May 31, 2010 (as adjusted) (1)

Cash Flows from Operating Activities:
Net income (1)	$410,848	$758,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	268,724	290,591
Loss on sale of property and equipment	1,214	—
Compensatory element of stock options	92,965	64,791
Provision for doubtful accounts	94,735	165,398
Equity in losses of affiliate	56,212	33,773
Changes in assets and liabilities:
Accounts receivable and advances	(1,056,529)	(308,131)
Prepaid expenses and other current assets	(259,758)	(101,419)
Deposits and other assets	11,993	(96,667)
Accounts payable	164,392	(12,098)
Accrued expenses	181,303	(297,072)
Deferred consulting obligation	(54,467)	(50,789)
Deferred revenue (1)	326,906	79,381

Net cash provided by operating activities	238,538	526,102

Cash flows from investing activities:
Purchases of property and equipment	(362,380)	(220,801)
Purchases of marketable securities and other investments	—	(190,000)
Proceeds from sale of marketable securities and other investments	20,000	10,000
Investments in patents and trademarks	(60,145)	(46,382)

Net cash used in investing activities	(402,525)	(447,183)

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,471	—

Net cash provided by financing activities	5,471	—

(Decrease) increase in cash and cash equivalents	(158,516)	78,919

Cash and cash equivalents - beginning of period	8,369,537	6,850,765

Cash and cash equivalents - end of period	$8,211,021	$6,929,684

(1)	See Note 7, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2011 and November 30, 2010, the related Consolidated Statements of Income for the three and six months ended May 31, 2011 and May 31, 2010 and Cash Flows for the six months ended May 31, 2011 and 2010 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2011.

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

The 2010 financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principle. Refer to Note 7, “Retrospective Adoption of New Accounting Principle” in this Form 10-Q for additional information on the impact of adoption.

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

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods can range from one to twenty-one years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee and the twenty-one year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $6,866,000 and $7,136,000 as of May 31, 2011 and November 30, 2010, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

There was no U.S. income tax expense for the three and six months ended May 31, 2011 and 2010. The Company did not record U.S. income tax expense during the three and six months ended May 31, 2011 and 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $31,000 and $38,000 for the three months ended May 31, 2011 and 2010, respectively, of foreign income tax expense. The Company recognized approximately $70,000 and $72,000 for the six months ended May 31, 2011 and 2010, respectively, of foreign income tax expense.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2011 and May 31, 2010, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of May 31, 2011, the Company has two stock-based employee compensation plans, which are described in Note 4. The Company recognized approximately $34,000 and $37,000 for the three months ended May 31, 2011 and 2010, respectively of stock compensation expense. The Company recognized approximately $93,000 and $65,000 for the six months ended May 31, 2011 and 2010, respectively of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 and November 30, 2010, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at May 31, 2011	Fair Value Measurements at May 31, 2011 Using

Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,118,404	$6,404	$1,112,000	—

	Fair Value at November 30, 2010	Fair Value Measurements at November 30, 2010 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,138,404	$6,404	$1,132,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $1,112,000 and $1,132,000 in variable rate demand notes at May 31, 2011 and November 30, 2010, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of $6,404 at May 31, 2011 and November 30, 2010. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ deficit on other investments as of May 31, 2011 and November 30, 2010.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore; maintains reserves to cover the estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of May 31, 2011 and November 30, 2010 the Company recorded reserves under these programs in the amounts of $12,636 and $11,732, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the second quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

Note 2 – Net Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Numerator:
Net Income	$177,429	$387,740	$410,848	$758,344

Denominator:
Weighted-average shares outstanding-basic	11,754,286	11,752,574	11,753,006	11,752,574
Dilutive common shares issuable upon exercise of stock options	270,867	41,437	243,311	55,267

Weighted-average shares-diluted	12,025,153	11,794,011	11,996,317	11,807,841

Net income per common share:
Basic	$.02	$.03	$.03	$.06

Diluted	$.01	$.03	$.03	$.06

The Company excluded the effect of 169,887 and 1,042,360 outstanding stock options for the three months ended May 31, 2011 and May 31, 2010, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. The Company excluded the effect of 177,387 and 982,360 outstanding stock options for the six months ended May 31, 2011 and May 31, 2010, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2011 and November 30, 2010, the Company had an ownership interest of approximately 35% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of May 31, 2011 and November 30, 2010, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. During the period ended May 31, 2011 and November 30, 2010, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and therefore; goodwill was not impaired as of May 31, 2011 and November 30, 2010.

For the three and six months ended May 31, 2011, the Company recorded equity in losses of Saneron operations of approximately $28,000 and $56,000, respectively, related to certain stock and warrant awards in the Company’s common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and six months ended May 31, 2010, the Company recorded equity in losses of Saneron operations of approximately $17,000 and $34,000, respectively, related to certain stock and warrant awards in the Company’s common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of May 31, 2011 and November 30, 2010, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

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

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan (“the Plan”) under which it has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of May 31, 2011 and November 30, 2010, there were 294,887 and 341,387 shares outstanding under the 2000 plan, respectively. No further options will be issued under the plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of May 31, 2011 and November 30, 2010, there were 463,384 and 475,034 shares outstanding under the 2006 plan, respectively. As of May 31, 2011, there were 373,365 shares available for future issuance under the 2006 plan.

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

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2011 and May 31, 2010 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	108.44%	99.41%	100.34%	99.76%
Risk free interest rate	2.12%	2.43%	2.39%	2.36%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the six months ended May 31, 2011, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	816,421	$1.87	4.67	$471,109

Granted	50,000	1.76		$95,575
Exercised	(3,751)	1.46		$5,030
Expired/forfeited	(104,399)	1.72		$203,321

Outstanding at May 31, 2011	758,271	$1.89	4.36	$1,349,867

Exercisable at May 31, 2011	494,388	$2.02	3.66	$813,275

The weighted average grant date fair value of options granted during the six months ended May 31, 2011 and May 31, 2010 was $1.21 and $1.09, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on May 31, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were 3,751 options exercised during the six months ended May 31, 2011. There were no options exercised during the six months ended May 31, 2010.

Significant option groups outstanding and exercisable at May 31, 2011 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	137,500	5.09	$0.85	123,329	$0.84
$1.01 to $ 2.00	380,884	5.21	$1.57	164,504	$1.55
$2.01 to $ 3.00	72,500	4.22	$2.22	41,668	$2.18
$3.01 to $ 4.00	167,387	1.90	$3.34	164,887	$3.34

	758,271	4.36	$1.89	494,388	$2.02

A summary of the status of the Company’s non-vested shares as of May 31, 2011, and changes during the six months ended May 31, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2010	381,967	$1.11
Granted	50,000	1.21
Vested	(116,346)	0.82
Forfeited	(51,738)	1.14

Non-vested at May 31, 2011	263,883	$1.25

As of May 31, 2011, there was approximately $117,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years as of May 31, 2011. The total fair value of shares vested during the six months ended May 31, 2011 was approximately $95,600.

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

The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $98,000 and $214,000 for the three months ended May 31, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. The Company recorded royalties and sub-license fees from Cryo-Cell de Mexico in the amount of approximately $275,000 and $426,000 for the six months ended May 31, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. In addition, the Company processes and stores specimens sent from sub-licensees in Central America, Ecuador, and to a lesser extent Mexico (“sublicensees”). Under the revised agreement effective October 2009, the sublicensees terminated the rights and obligations of their agreements with Cryo-Cell de Mexico and entered into separate storage services and license agreements with the Company for the exclusive license to market the Company’s U-Cord program. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $235,000 and $182,000 for the three months ended May 31, 2011 and 2010 and are reflected in processing and storage fees in the accompanying consolidated statements of income. Processing and storage revenues from specimens originating in these territories and stored at the Company’s facility in Oldsmar, Florida totaled $465,000 and $366,000 for the six months ended May 31, 2011 and 2010 and are reflected in processing and storage fees in the accompanying consolidated statements of income. See Note 6 for additional information regarding our relationship with Cryo-Cell de Mexico.

Asia Cryo-Cell Private Limited

On March 17, 2008, the Company entered into a definitive License and Royalty Agreement with LifeCell International Private Ltd. to establish and market its CelleSM preservation program in India and optionally, into the countries of Bangladesh, Nepal, Pakistan and Sri Lanka. The non-refundable up-front license fee of $250,000, before taxes, is payable by Asia Cryo-Cell Private Limited (“ACCPL”) in installments. These installment payments, which totaled $216,000, net of foreign income taxes were received during fiscal 2008 and 2009. In consideration for the up-front license fee, the Company licensed its technology, know-how and quality systems to ACCPL. In addition, the Company receives royalty fees of 8% of the CélleSM collection and processing revenues generated by ACCPL up to 10,000 specimens. The Company also receives royalty fees of 8% on storage revenues up to 10,000 specimens. Once ACCPL has processed 10,000 specimens, the parties have agreed to renegotiate the royalty fee on collection, processing and storage revenues.

On June 27, 2009, the Company amended the original definitive License and Royalty agreement with ACCPL dated July 14, 2004 and further amended the agreement on January 7, 2010. The amendments expanded the licensed territory to include Bangladesh, Nepal, Sri Lanka, Bhutan, Maldives, Oman, Saudi Arabia and the United Arab Emirates. There are no incremental license fees associated with the expanded licensed territory.

The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $141,000 and $113,000 for the three months ended May 31, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income. The Company recorded royalties and sub-license fees from ACCPL in the amount of approximately $282,000 and $193,000 for the six months ended May 31, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income.

Venezuela

On February 20, 2008, the Company entered into an agreement with Cryo-Cell de Venezuela for storage services and the exclusive license to market the Company’s U-Cord program. The agreement was amended on August 29, 2008. The license allows Cryo-Cell de Venezuela to directly market the U-Cord program throughout Venezuela and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front non-refundable storage services and license fee is $200,000 and was received during fiscal 2008 and 2009. Processing and storage revenue totaled approximately $86,000 and $82,000 for the three months ended May 31, 2011 and 2010, respectively, and is reflected in processing and storage fees in the Company’s consolidated statements of income. Processing and storage revenue totaled approximately $161,000 and $177,000 for the six months ended May 31, 2011 and 2010, respectively, and is reflected in processing and storage fees in the Company’s consolidated statements of income.

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

China

On July 8, 2009, the Company entered into a license agreement with S-Evans Biosciences, Inc. (“SEB”) to establish and market its C’elleTM preservation program in mainland China. The agreement also allows SEB to conduct research studies using Cryo-Cell’s proprietary C’elle menstrual stem technology to identify future potential therapeutic applications. The Company will receive royalty fees of 15% of the C’elle collection and processing revenues generated by SEB. The Company will also receive royalty fees of 15% on storage revenues. In consideration for the royalties, the Company licensed its technology, know-how and quality systems to SEB. The Company recorded royalties in the amount of $50,000 and $0 for the three and six months ended May 31, 2011 and 2010, respectively, and this is reflected in licensee income in the accompanying consolidated statements of income.

Germany

On October 1, 2009, the Company entered into a License Agreement with Innovative Medical Solutions SRL (“IMS”) to establish and market the Company’s U-Cord business in Germany with the option to expand the licensed territory to include Italy, Spain and France. IMS was to pay the Company an annual fee of $20,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement was ten years and may have been extended in five year increments by mutual agreement of the parties. The Company would have also received royalties of 12% of the U-Cord collection and processing revenues generated by IMS. The Company was also to receive royalty fees of 14%—18% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not earn any license fees or royalties in the first six months of fiscal 2011 or fiscal 2010. During Q2 2011, IMS advised the Company that IMS will not market the Company’s U-Cord program because, according to IMS, IMS does not have the regulatory authority of the European Union to do so. The Company agreed to terminate the agreement, but IMS is to pay the Company the first payment of $20,000 in installments over a five month period.

On October 1, 2009, the Company entered into a license agreement with IMS to establish and market the Company’s CélleSM preservation program in Germany with an option to expand the licensed territory to include Italy, Spain and France. IMS is to pay the Company an annual fee of $30,000 per year on the anniversary of the effective date for the term of the contract. The initial term of the agreement was ten years and may have been extended in five year increments by mutual agreement of the parties. The Company was to receive royalties of 18% - 22% of the CélleSM collection and processing revenues generated by IMS. The Company would have also received royalty fees of 20% - 24% on storage revenues. In consideration for the annual fee, the Company licensed its technology, know-how and quality systems to IMS. The Company did not earn any license fees or royalties in the first six months of fiscal 2011 or fiscal 2010. During Q2 2011, IMS advised the Company that IMS will not market the Company’s Celle program. The Company agreed to terminate the agreement, but IMS is to pay the Company the first payment of $30,000 in installments over a five month period. Through May 31, 2011, the Company received $10,000 and this is reflected in licensee income for the six months ended May 31, 2011 in the accompanying consolidated statements of income.

Nicaragua

On January 11, 2010, the Company entered into a storage services and license agreement with Innovagen, S.A. (“Innovagen”) for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Innovagen to directly market the U-Cord program throughout Nicaragua and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and non-refundable license fee is $60,000 which is to be paid in three installments over the next two years. During the first quarter of fiscal 2010, the Company received the first installment payment of $10,000. The second installment payment of $25,000 is due on the anniversary of the effective date of which $5,000 and $10,000 were received in advance during the third and fourth quarters of fiscal 2010, respectively. The remaining amount due of $10,000 was received in $5,000 installments during the quarters ended February 28, 2011 and May 31, 2011, respectively. These payments are reflected in licensee income in the accompanying consolidated statements of income. The license fee is non-refundable.

Pakistan

On January 27, 2010, the Company entered into a storage services and license agreement with Cryo-Cell Pakistan (Pvt.) Limited (“Pakistan”), for storage services and the exclusive license to market the Company’s U-Cord program. The license allows Pakistan to directly market the U-Cord program throughout Pakistan and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $100,000 and is non-refundable. The Company received the first installment payment of $20,000 during the first quarter of fiscal 2010 and this is reflected in licensee income in the accompanying consolidated statements of income. The second installment was payable during the first quarter of fiscal 2011 and as of May 31, 2011 has not been received by the Company therefore; licensee income was not recorded. The third and fourth installments are payable during the first quarter of fiscal 2011 and 2012, respectively.

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

Costa Rica

On June 14, 2011, the Company entered into a storage services and license agreement with Stem Cells Costa Rica SA (“Costa Rica”) for storage services and the exclusive license to market the Company’s U-Cord program in Costa Rica. The license allows Costa Rica to directly market the U-Cord program throughout Costa Rica and to collect and ship the specimens to the Company’s facility in Oldsmar, Florida for which the Company receives a fee for processing and storage of the specimens. The initial up-front storage services and license fee is $80,000. The Company received the first installment of $16,000 in June 2011. The next two installments are payable in the third quarter of fiscal 2012 and 2013, respectively. The final installment is due during the first quarter of 2014.

Note 6– Legal Proceedings

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleging tortuous interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company has filed a motion for rehearing, a hearing on which has been scheduled for September 7, 2011. The Company is currently evaluating its legal alternatives and will continue to vigorously enforce its contractual rights.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of May 31, 2011. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time.

Note 7– Retrospective Adoption of New Accounting Principle

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

The following table presents the effects of the retrospective adoption of the new accounting principle to the Company’s previously reported consolidated financial statements:

	As Previously Reported	As Adjusted
Consolidated Balance Sheet as of November 30, 2010:
Current liabilities – deferred revenue	$5,598,088	$5,472,332
Long-term liabilities – deferred revenue	$7,507,437	$7,015,118
Accumulated deficit	$(25,898,095)	$(25,280,020)

Consolidated Statement of Income for the Three Months Ended May 31, 2010:
Processing and storage fees	$3,976,569	$4,010,579
Total revenue	$4,303,327	$4,337,337
Operating Income	$788,859	$822,869
Income before equity in losses of affiliate and income tax expense	$408,885	$442,895
Income before income tax expense	$392,053	$426,063
Net income	$353,730	$387,740
Net income per common share – basic	$0.03	$0.03
Net income per common share – diluted	$0.03	$0.03

Consolidated Statement of Income for the Six Months Ended May 31, 2010:
Processing and storage fees	$7,766,288	$7,851,668
Total revenue	$8,540,188	$8,625,568
Operating Income	$1,486,286	$1,571,666
Income before equity in losses of affiliate and income tax expense	$778,282	$863,662
Income before income tax expense	$744,509	$829,889
Net income	$672,964	$758,344
Net income per common share – basic	$0.06	$0.06
Net income per common share – diluted	$0.06	$0.06

Consolidated Statement of Cash Flows for the Six Months Ended May 31, 2010:
Net income	$672,964	$758,344
Change in deferred revenue	$164,761	$79,381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord (U-Cord®) blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. The Company currently charges fees to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also offers a one-time payment plan. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The Company also receives other income from licensing fees and royalties from global affiliates domiciled outside of the United States of America.

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

During the six months ended May 31, 2011, total revenue increased 5% as compared to the same period in 2010. The Company reported net income of approximately $411,000, or $.03 per basic common share for the six months ended May 31, 2011 compared to net income of approximately $758,000 or $.06 per basic common share for the same period in 2010. The decrease in net income for the six months ended May 31, 2011 principally resulted from a 13% increase in marketing, general and administrative expenses, due mainly to the increase in sales and marketing initiatives, and a 1% increase in cost of sales due primarily to an 11% increase in specimens processed. In addition, research and development expenses were approximately $116,000 for the six months ended May 31, 2011, an increase of approximately $54,000 in comparison to the same period in 2010.

As of May 31, 2011, the Company had cash and cash equivalents of $8,211,021. The Company’s cash decreased by approximately $159,000 during the first six months of fiscal 2011, which was primarily attributable to the purchase of property and equipment, software and the investment in patents and trademarks. This was partially offset by operating cash flow which was primarily attributable to the Company’s net income during the first six months of fiscal 2011. As of July 15, 2011, the Company maintains no long-term indebtedness.

The Company retained the investment banking firm Morgan Joseph LLC in August 2010 to assist it in exploring potential strategic acquisitions that would fit within the Company’s strategic growth plans. In the event the Company completes any acquisitions in the future it could impact its financial position and future results of operations.

Results of Operations - Six Month Period Ended May 31, 2011 Compared to the Six Month Period Ended May 31, 2010

Revenues. Revenues for the six months ended May 31, 2011 were $9,073,831 as compared to $8,625,568 for the same period in 2010. The increase in revenue was primarily attributable to an 8% increase in processing and storage fees, which was partially offset by a 19% decrease in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 11% and a 6% increase in recurring annual storage fee revenue, partially offset by an increase in sales discounts of 6% for fiscal 2011 compared to the 2010 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. Licensee income for the six months ended May 31, 2011, was $627,390 as compared to $773,900 for the 2010 period. Licensee income for the six months ended May 31, 2011 primarily consisted of $607,621 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $19,769 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Nicaragua and Germany. Licensee income for the six months ended May 31, 2010 primarily consisted of $618,900 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $155,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan.

Cost of Sales. Cost of sales for the six months ended May 31, 2011 was $2,265,278 as compared to $2,240,580 for the same period in 2010, representing a 1% increase. Cost of sales was 25% of revenues for the six months ended May 31, 2011 and 26% for the six months ended May 31, 2010. Cost of sales as a percentage of revenue has decreased for the six months ended May 31, 2011 as compared to the six months ended May 31, 2010. However, the Company cannot ensure that this trend will continue. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $109,000 and $144,000 for the six months ended May 31, 2011 and 2010, respectively. The increase in cost of sales is primarily attributable to the 11% increase in specimens processed during the six months ended May 31, 2011 compared to the 2010 period and corresponding increase in lab supplies and testing fees.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the six months ended May 31, 2011 were $5,216,294 as compared to $4,603,961 for the 2010 period representing a 13% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase was due to increased fees for legal, consulting and outside services as well as increased selling expenses related to consumer advertising and customer service. We expect to incur significant additional costs in the remainder of 2011 associated with the proxy contest initiated by one of our stockholders.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2011 were $116,279 as compared to $62,563 for the 2010 period representing an 86% increase. The expenses for the six months ended May 31, 2011 and 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, C’elle, which was launched in November 2007. The increase is due primarily to validations relating to the new cord tissue services and validations performed to optimize the C’elle process.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2011 was $160,016 compared to $146,798 for the 2010 period. The increase is due to the Company’s purchases of property and equipment and the implementation of software during Q2 2011.

Interest Expense. Interest expense during the six months ended May 31, 2011, was $791,430 compared to $719,825 during the comparable period in 2010. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $5,533 and $9,210 for the six months ended May 31, 2011 and 2010, respectively, as well as interest paid of $3,276 related to the installment payments made to Safti-Cell, Inc. for the Asset Purchase Agreement for the six months ended May 31, 2010.

Equity in Losses of Affiliate. Equity in losses of affiliate was $56,212 for the six months ended May 31, 2011, compared to $33,773 for the 2010 period. Equity in losses of affiliate for the six months ended May 31, 2011 and 2010, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $69,880 and $71,545 for the six months ended May 31, 2011 and 2010, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of income.

There was no U.S. income tax expense for the six months ended May 31, 2011 and for the same period in 2010. The Company did not record U.S. income tax expense during the six months ended May 31, 2011 or 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Results of Operations - Three Month Period Ended May 31, 2011 Compared to the Three Month Period Ended May 31, 2010

Revenues. Revenues for the three months ended May 31, 2011 were $4,601,026 as compared to $4,337,337 for the same period in 2010. The increase in revenue was primarily attributable to a 7% increase in processing and storage fees offset by a 7% decrease in licensee income which is due to non-recurring installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan that were paid during the second quarter of fiscal 2010, but pursuant to the agreements with the licensees, were not required or payable during the 2011 period.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 11%, partially offset by a 7% increase in sales discounts as well a 4% increase in recurring annual storage fee revenue for the three months ended May 31, 2011 compared to the 2010 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Licensee Income. Licensee income for the three months ended May 31, 2011, was $304,370 as compared to $326,758 for the 2010 period. Licensee income for the three months ended May 31, 2011 primarily consisted of $289,601 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $14,769 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Nicaragua and Germany. Licensee income for the three months ended May 31, 2010 consisted of $326,758 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Cost of Sales. Cost of sales for the three months ended May 31, 2011 was $1,103,758 as compared to $1,147,912 for the same period in 2010, representing a 4% decrease. Cost of sales was 24% of revenues for the three months ended May 31, 2011 and 26% for the three months ended May 31, 2010. Cost of sales as a percentage of revenue has decreased for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010. However, the Company cannot ensure that this trend will continue. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $54,000 and $72,000 for the three months ended May 31, 2011 and 2010, respectively. The decrease in cost of sales is primarily attributable to the decrease in operational expenses during the three months ended May 31, 2011 compared to the 2010 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended May 31, 2011 were $2,698,209 as compared to $2,283,017 for the 2010 period representing an 18% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase was due to increased legal expenses associated with litigation and the upcoming annual meeting and expenses for consulting and outside services as well as increased selling expenses related to consumer advertising and customer service. We expect to incur significant additional costs in the remainder of 2011 associated with the proxy contest initiated by one of our stockholders and legal expenses associated with litigation matters.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2011 were $80,657 as compared to $10,480 for the 2010 period. The expenses for the three months ended May 31, 2011 and 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, CélleSM, which was launched in November 2007.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2011 was $88,190 compared to $73,059 for the 2010 period. The increase is due to the Company’s implementation of new software during Q2 2011.

Interest Expense. Interest expense during the three months ended May 31, 2011, was $399,416 compared to $385,704 during the comparable period in 2010. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $2,743 and $4,739 for the three months ended May 31, 2011 and 2010, respectively, as well as interest paid of $1,638 related to the installment payments made to Safti-Cell, Inc. for the Asset Purchase Agreement for the three months ended May 31, 2010.

Equity in Losses of Affiliate. Equity in losses of affiliate was $28,122 for the three months ended May 31, 2011, compared to $16,832 for the 2010 period. Equity in losses of affiliate for the three months ended May 31, 2011 and 2010, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $31,019 and $38,323 for the three months ended May 31, 2011 and 2010, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of income. The decrease in foreign tax expense is attributable to the decrease in royalties recognized during the period ended May 31, 2011 compared to May 31, 2010.

There was no U.S. income tax expense for the three months ended May 31, 2011 and for the same period in 2010. The Company did not record U.S. income tax expense during the second quarter of 2011 or 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Liquidity and Capital Resources

Through May 31, 2011, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At May 31, 2011, the Company had cash and cash equivalents of $8,211,021 as compared to $8,369,537 at November 30, 2010. The decrease in cash and cash equivalents during the six months ended May 31, 2010 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2011 was $238,538, which was primarily attributable to the Company’s net income and non-cash expenses, partially offset by increases in working capital components.

Net cash provided by operating activities for the six months ended May 31, 2010 was $526,102, which was primarily attributable to the Company’s operating activities, including the receipt of $155,000 in up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan.

Net cash used in investing activities for the six months ended May 31, 2010 was $402,525, which was primarily attributable to the costs associated with the application and development of patents and the purchase of property and equipment.

Net cash used in investing activities for the six months ended May 31, 2010 was $447,183, which was primarily attributable to the costs associated with the application and development of patents, the purchase of property and equipment and investments in marketable securities.

Net cash provided by financing activities for the six months ended May 31, 2011 was $5,471 due to the exercise of stock options. There was no cash provided by or used in financing activities during the first six months of fiscal 2010.

The Company does not have a line of credit.

The Company anticipates making non-discretionary capital expenditures of approximately $750,000 over the next twelve months for software enhancements and purchases of property and equipment. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the Célle service, and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Note 1, “Basis of Presentation” under the subheadings “Retrospective Adoption of New Accounting Principle” and “Revenue Recognition for Arrangements with Multiple Deliverables” as well as Note 7, “Retrospective Adoption of New Accounting Principle” of this Form 10-Q provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principle and the Company’s revenue recognition accounting policy.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has twenty four active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia, Peru, Bonaire, St. Maarten, Aruba and Suriname. The following areas each have two license agreements: Venezuela, India, Nicaragua, Curacao and Costa Rica.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $6,866,000 and $7,136,000 as of May 31, 2011 and November 30, 2010, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of May 31, 2011 and November 30, 2010. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xv)	any difficulties and increased expense in enforcing our international licensing agreements;

(xvi)	any adverse performance by or relations with any of our licensees;

(xvii)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xviii)	any inability to realize cost savings as a result of recent acquisitions;

(xix)	any inability to realize a return on an investment;

(xx)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xxi)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our CélleSM service and any shifting of our marketing dollars towards our CélleSM service;

(xxii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xxiii)	the success of our global expansion initiatives;

(xxiv)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxv)	the ability of our Cryology Reproductive Tissue Storage SM services to generate new revenues;

(xxvi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxvii)	any inability to successfully identify and consummate strategic acquisitions;

(xxviii)	any inability to realize benefits from any strategic acquisitions;

(xxix)	the costs associated with proxy contests and its impact on our business and

(xxx)	other factors many of which are beyond our control.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleged tortious interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company has filed a motion for rehearing, a hearing on which has been scheduled for September 7, 2011. The Company is currently evaluating its legal alternatives and will continue to vigorously enforce its contractual rights.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail, nor can the Company reasonably estimate the amount of damages the Company might incur if it does not prevail. “See Note 6 - Legal Proceedings to the accompanying financial statements for additional information related to litigation”.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended November 30, 2010 except as follows:

The proxy contest will increase our expenses and could cause disruption in our business.

A stockholder has informed us that he will seek to nominate five directors to our board of directors at our 2011 annual meeting of stockholders. Such nominations will compete with the board’s own nominees for directors and such stockholder would separately conduct his own solicitation of our stockholders in favor of his nominees. The proxy contest will result in our incurring increased expenses in connection with the annual meeting of stockholders and solicitation of proxies in excess of what we would normally spend which could adversely affect our profitability, as well as divert the attention of our management. Any perceived uncertainties as to the potential outcome of the proxy contest could also result in our inability to consummate potential business opportunities and may make it more difficult for us to attract and retain qualified personnel. If the stockholder is successful in his proxy solicitation and his nominees are elected it will result in a change in control of the board.

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

Date: July 15, 2011