Form 10-Q
period 2011-08-31
CRYO CELL INTERNATIONAL INC
filed 2011-10-17
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2011

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding      months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 17, 2011, 11,764,325 shares of $0.01 par value common stock were outstanding net of treasury.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2011	2010
	(unaudited)	(as adjusted) (1)
ASSETS

Current Assets
Cash and cash equivalents	$5,873,490	$8,369,537
Restricted cash	2,700,000	200,000
Marketable securities and other investments	1,002,000	1,132,000
Accounts receivable and advances (net of allowance for doubtful accounts of $1,062,040 and $783,354, respectively)	2,566,860	2,356,279
Deferred tax assets	173,241	173,241
Prepaid expenses and other current assets	886,440	647,510

Total current assets	13,202,031	12,878,567

Property and Equipment-net	2,384,534	2,222,168

Other Assets
Marketable securities and other investments	6,404	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	699,743	756,280
Deferred tax assets, less current portion	1,615,000	1,615,000

Total other assets	3,005,147	3,061,684

Total assets	$18,591,712	$18,162,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$875,134	1,053,186
Accrued expenses	3,195,063	1,621,221
Deferred revenue (1)	5,657,897	5,472,332

Total current liabilities	9,728,094	8,146,739

Other Liabilities
Deferred revenue, net of current portion (1)	7,392,659	7,015,118
Long-term liability-revenue sharing agreements	3,750,000	3,750,000
Deferred consulting obligation	102,800	183,055

Total other liabilities	11,245,459	10,948,173

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,764,325 as of August 31, 2011 and 11,752,574 as of November 30, 2010 issued and outstanding)	117,643	117,526
Additional paid-in capital	25,330,694	24,808,591
Accumulated deficit (1)	(27,251,588)	(25,280,020)
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	(94,055)	(94,055)

Total stockholders’ deficit	(2,381,841)	(932,493)

Total liabilities and stockholders’ deficit	$18,591,712	$18,162,419

(1)	See Note 7, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2011	August 31, 2010 (as adjusted) (1)	August 31, 2011	August 31, 2010 (as adjusted) (1)
Revenue:
Processing and storage fees (1)	$4,073,091	$4,224,367	$12,519,532	$12,076,036
Licensee income	334,907	334,374	962,297	1,108,274

Total revenue (1)	4,407,998	4,558,741	13,481,829	13,184,310

Costs and Expenses:
Cost of sales	1,194,292	1,079,448	3,459,570	3,320,028
Marketing, general and administrative expenses	4,959,626	2,362,308	10,175,920	6,966,269
Research, development and related engineering	52,236	18,896	168,515	81,459
Depreciation and amortization	104,684	73,909	264,700	220,707

Total costs and expenses	6,310,838	3,534,561	14,068,705	10,588,463

Operating (Loss) Income (1)	(1,902,840)	1,024,180	(586,876)	2,595,847

Other Income (Expense):
Interest income	4,874	5,982	17,280	17,803
Interest expense	(409,497)	(387,783)	(1,200,927)	(1,107,608)

Total other expense	(404,623)	(381,801)	(1,183,647)	(1,089,805)

(Loss) income before equity in losses of affiliate and income tax expense (1)	(2,307,463)	642,379	(1,770,523)	1,506,042

Equity in losses of affiliate	(36,002)	(28,338)	(92,214)	(62,111)

(Loss) income before income tax expense (1)	(2,343,465)	614,041	(1,862,737)	1,443,931
Income tax (expense) benefit	(38,951)	1,749,480	(108,831)	1,677,935

Net (Loss) Income (1)	$(2,382,416)	$2,363,521	$(1,971,568)	$3,121,866

Net (loss) income per common share - basic	$(0.20)	$0.20	$(0.17)	$0.27

Weighted average common shares outstanding - basic	11,757,803	11,752,574	11,754,324	11,752,574

Net (loss) income per common share - diluted	$(0.20)	$0.20	$(0.17)	$0.26

Weighted average common shares outstanding - diluted	11,757,803	11,782,101	11,754,324	11,799,276

(1)	See Note 7, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2011	August 31, 2010 (as adjusted) (1)

Cash Flows from Operating Activities:
Net (loss) income (1)	$(1,971,568)	$3,121,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	428,540	437,126
Loss on sale of property and equipment	1,214	—
Compensatory element of stock options	407,244	98,460
Provision for doubtful accounts	196,555	270,460
Write-off of abandoned patents	207,571	—
Equity in losses of affiliate	92,214	62,111
Deferred income tax benefit	—	(1,788,241)
Changes in assets and liabilities:
Accounts receivable and advances	(407,136)	(247,472)
Prepaid expenses and other current assets	(238,930)	(38,811)
Deposits and other assets	(134,604)	(54,219)
Accounts payable	(178,052)	252,470
Accrued expenses	1,573,842	(413,932)
Deferred consulting obligation	(80,255)	(74,836)
Deferred revenue (1)	563,106	78,303

Net cash provided by operating activities	459,741	1,703,285

Cash flows from investing activities:
Restricted cash held in escrow	(2,500,000)	—
Purchases of property and equipment	(560,444)	(313,666)
Purchases of marketable securities and other investments	—	(1,035,000)
Proceeds from sale of marketable securities and other investments	130,000	863,000
Investments in patents and trademarks	(48,106)	(187,735)

Net cash used in investing activities	(2,978,550)	(673,401)

Cash flows from financing activities:
Proceeds from the exercise of stock options	22,762	—

Net cash provided by financing activities	22,762	—

(Decrease) increase in cash and cash equivalents	(2,496,047)	1,029,884

Cash and cash equivalents - beginning of period	8,369,537	6,850,765

Cash and cash equivalents - end of period	$5,873,490	$7,880,649

(1)	See Note 7, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2011 and November 30, 2010, the related Consolidated Statements of Operations for the three and nine months ended August 31, 2011 and August 31, 2010 and Cash Flows for the nine months ended August 31, 2011 and 2010 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2011.

Retrospective Adoption of New Accounting Principle

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), which addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modified the manner in which the transaction consideration is allocated across the separately identified deliverables. The new accounting standard permits prospective or retrospective adoption, and the Company elected retrospective adoption during the first quarter of 2011.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $7,570,000 and $7,136,000 as of August 31, 2011 and November 30, 2010, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

There was no U.S. income tax expense for the three and nine months ended August 31, 2011 and 2010. The Company did not record U.S. income tax expense during the three and nine months ended August 31, 2011 and 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

The Company recorded an income tax benefit of $1,677,935, net of foreign income taxes for the nine months ended August 31, 2010. During the third quarter ended August 31, 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,789,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters, steadily improving operations and positive expectations for future taxable income.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $39,000 and $39,000 for the three months ended August 31, 2011 and 2010, respectively, of foreign income tax expense. The Company recognized approximately $109,000 and $110,000 for the nine months ended August 31, 2011 and 2010, respectively, of foreign income tax expense.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2011 and August 31, 2010, the Company had no provisions for interest or penalties related to uncertain tax positions.

Stock Compensation

As of August 31, 2011, the Company has two stock-based employee compensation plans, which are described in Note 4. The Company recognized approximately $314,000 and $34,000 for the three months ended August 31, 2011 and 2010, respectively of stock compensation expense. The Company recognized approximately $407,000 and $98,000 for the nine months ended August 31, 2011 and 2010, respectively of stock compensation expense.

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

Patents

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During the third quarter of 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $208,000 for abandoned patents and trademarks which is included in marketing, general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended August 31, 2011.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, restricted cash, accounts receivable and advances, accounts payable, accrued expenses, deferred consulting obligation and its liability associated with long-term revenue sharing arrangements approximate fair value.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 and November 30, 2010, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at August 31, 2011 Using
Description	August 31, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,008,404	$6,404	$1,002,000	—

		Fair Value Measurements
	Fair Value at	at November 30, 2010 Using
Description	November 30, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,138,404	$6,404	$1,132,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $1,002,000 and $1,132,000 in variable rate demand notes at August 31, 2011 and November 30, 2010, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of $6,404 at August 31, 2011 and November 30, 2010. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ deficit on other investments as of August 31, 2011 and November 30, 2010.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the U-Cord® product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the U-Cord® product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore; maintains reserves to cover the estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the reserve. In addition, the reserve will increase as additional U-Cord® specimens are stored which are subject to the warranty. As of August 31, 2011 and November 30, 2010 the Company recorded reserves under these programs in the amounts of $13,005 and $11,732, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the second quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

Note 2 – Net (Loss) Income per Common Share

The following table sets forth the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Numerator:
Net (Loss) Income	$(2,382,416)	$2,363,521	$(1,971,568)	$3,121,866

Denominator:
Weighted-average shares outstanding-basic	11,757,803	11,752,574	11,754,324	11,752,574
Dilutive common shares issuable upon exercise of stock options	—	29,527	—	46,702

Weighted-average shares-diluted	11,757,803	11,782,101	11,754,324	11,799,276

Net (loss) income per common share:
Basic	($.20)	$.20	($.17)	$.27

Diluted	($.20)	$.20	($.17)	$.26

The Company excluded the effect of all outstanding options from the computation of earnings per share for the three and nine months ended August 31, 2011, as the effect of potentially dilutive shares would be anti-dilutive. The Company excluded the effect of 673,589 and 650,255 outstanding stock options for the three and nine months ended August 31, 2010 from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2011 and November 30, 2010, the Company had an ownership interest of 34% and 35%, respectively, in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of August 31, 2011 and November 30, 2010, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. During the periods ended August 31, 2011 and November 30, 2010, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and therefore; goodwill was not impaired as of August 31, 2011 and November 30, 2010.

For the three and nine months ended August 31, 2011, the Company recorded equity in losses of Saneron operations of approximately $36,000 and $92,000, respectively, related to certain stock and warrant awards in the Company’s common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and nine months ended August 31, 2010, the Company recorded equity in losses of Saneron operations of approximately $28,000 and $62,000, respectively, related to certain stock and warrant awards in the Company’s common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of August 31, 2011 and November 30, 2010, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

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

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan (“the Plan”) under which it has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. During 2004, the Plan was amended to allow issuance of options to certain consultants of the Company. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of August 31, 2011 and November 30, 2010, there were 279,701 and 341,387 options to purchase shares issued, but not yet exercised under the 2000 plan, respectively. No further options will be issued under the plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of August 31, 2011 and November 30, 2010, there were 734,533 and 475,034 options to purchase shares issued, but not yet exercised under the 2006 plan, respectively. As of August 31, 2011, there were 113,421 shares available for future issuance under the 2006 plan.

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

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2011 and August 31, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	108.85%	103.14%	107.62%	100.51%
Risk free interest rate	1.02%	1.70%	1.21%	2.22%
Expected life	5.7 years	5.0 years	5.6 years	5.0 years

Stock option activity for the nine months ended August 31, 2011, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	816,421	$1.87	4.67	$471,109

Granted	347,500	2.68		$78,200
Exercised	(11,751)	1.94		$7,740
Expired/forfeited	(137,936)	1.77		$164,315

Outstanding at August 31, 2011	1,014,234	$2.16	5.59	$820,052

Exercisable at August 31, 2011	685,990	$2.01	4.52	$682,514

The weighted average grant date fair value of options granted during the nine months ended August 31, 2011 and August 31, 2010 was $2.14 and $1.02, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on August 31, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were 11,751 options exercised during the nine months ended August 31, 2011. There were no options exercised during the nine months ended August 31, 2010.

Significant option groups outstanding and exercisable at August 31, 2011 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.45 to $1.00	135,000	4.93	$.85	130,835	$.85
$1.01 to $ 2.00	362,033	5.02	$1.57	294,618	$1.57
$2.01 to $ 3.00	352,500	8.25	$2.73	98,336	$2.66
$3.01 to $ 4.00	164,701	1.67	$3.34	162,201	$3.34

	1,014,234	5.59	$2.16	685,990	$2.01

A summary of the status of the Company’s non-vested shares as of August 31, 2011, and changes during the nine months ended August 31, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2010	381,967	$1.11

Granted	347,500	2.14
Vested	(333,654)	1.29
Forfeited	(67,569)	1.24

Non-vested at August 31, 2011	328,244	$1.98

As of August 31, 2011, there was approximately $555,783 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 and 2006 Stock Incentive Plans. The cost is expected to be recognized over a weighted-average period of 2.33 years as of August 31, 2011. The total fair value of shares vested during the nine months ended August 31, 2011 was approximately $431,000.

On August 24, 2011, the Board of Directors approved the acceleration of any unvested stock options and an extension of the exercise period for the board of directors and officers upon a change in control (see Note 8).

On August 31, 2011, the Board of Directors granted Mr. David Portnoy and Mr. Mark Portnoy, co-Chief Executive Officers, options to purchase 100,000 shares each of the Company’s common stock with an exercise of $2.90 per share. The options vest in three tranches, with 33% of the options vesting immediately on the date of grant; 33% vesting on the one year anniversary of the date of grant; and 33% vesting on the two year anniversary of the date of grant. The issuance of the options resulted in an increase in stock compensation expense of approximately $159,000 for the three and nine months ended August 31, 2011, which is reflected in marketing, general and administrative expenses in the accompanying consolidated statements of operations.

Note 5 – License Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The licensing agreement may also give the investor the right to sell sub-license agreements. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

The Company enters into two types of licensing agreements and in both types, the Company earns revenue on the initial license fees. Under the technology agreements, the Company earns processing and storage royalties from the affiliates that process in their own facility. Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company’s facility in Oldsmar, Florida.

Technology Agreements

The Company has entered into definitive License and Royalty Agreements with Cryo-Cell de Mexico (“Mexico”) and Asia Cryo-Cell Private Limited to establish and market its U-Cord program in Mexico and India, respectively.

The Company has entered into definitive License and Royalty Agreements with Asia Cryo-Cell Private Limited and S-Evans Bio-Sciences, Inc. to establish and market its Célle program in India and China, respectively.

On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 and a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. The amendment will result in a reduction of licensee income in future periods.

Marketing Agreements

The Company has entered into definitive license agreements to market both the Company’s U-Cord® and CélleSM programs in Aruba, Bonaire, Chile, Colombia, Costa Rica, Curacao, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru, St. Maarten, Suriname and Venezuela.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $314,000 and $202,000 for the three months ended August 31, 2011 and 2010 and are reflected in processing and storage fees in the accompanying consolidated statements of operations. Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $992,000 and $745,000 for the nine months ended August 31, 2011 and 2010 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended August 31, 2011 and 2010 and the nine months ended August 31, 2011 and 2010. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	Three Months Ended August 31, 2011			Nine Months Ended August 31, 2011
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

China	$—	$—	$—	$—	$50,000	$50,000
India	—	141,177	141,177	—	423,530	423,530
Mexico	—	177,747	177,747	—	453,015	453,015
Costa Rica	15,983	—	15,983	15,983	—	15,983
Germany	—	—	—	9,769	—	9,769
Nicaragua	—	—	—	10,000	—	10,000

Total	$15,983	$318,924	$334,907	$35,752	$926,545	$962,297

	Three Months Ended August 31, 2010			Nine Months Ended August 31, 2010
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$116,471	$116,471	$—	$309,572	$309,572
Mexico	—	212,903	212,903	—	638,702	638,702
Nicaragua	5,000	—	5,000	15,000	—	15,000
Pakistan	—	—	—	20,000	—	20,000
Venezuela	—	—	—	125,000	—	125,000

Total	$5,000	$329,374	$334,374	$160,000	$948,274	$1,108,274

Note 6 – Legal Proceedings

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleging tortuous interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The court granted the motion for a rehearing filed by the Company. On September 7, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company does not plan on filing an appeal.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of August 31, 2011. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

Note 7 – Retrospective Adoption of New Accounting Principle

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

The following table presents the effects of the retrospective adoption of the new accounting principle to the Company’s previously reported consolidated financial statements:

	As Previously Reported	As Adjusted
Consolidated Balance Sheet as of November 30, 2010:
Current liabilities – deferred revenue	$5,598,088	$5,472,332
Long-term liabilities – deferred revenue	$7,507,437	$7,015,118
Accumulated deficit	$(25,898,095)	$(25,280,020)

Consolidated Statement of Operations for the Three Months Ended August 31, 2010:
Processing and storage fees	$4,204,485	$4,224,367
Total revenue	$4,538,859	$4,558,741
Operating Income	$1,004,298	$1,024,180
Income before equity in losses of affiliate and income tax expense	$622,497	$642,379
Income before income tax expense	$594,159	$614,041
Net income	$2,343,639	$2,363,521
Net income per common share – basic	$0.20	$0.20
Net income per common share – diluted	$0.20	$0.20

Consolidated Statement of Income for the Nine Months Ended August 31, 2010:
Processing and storage fees	$11,970,773	$12,076,036
Total revenue	$13,079,047	$13,184,310
Operating Income	$2,490,584	$2,595,847
Income before equity in losses of affiliate and income tax expense	$1,400,779	$1,506,042
Income before income tax expense	$1,338,668	$1,443,931
Net income	$3,016,603	$3,121,866
Net income per common share – basic	$0.26	$0.27
Net income per common share – diluted	$0.26	$0.26

Consolidated Statement of Cash Flows for the Nine Months Ended August 31, 2010:
Net income	$3,016,603	$3,121,866
Change in deferred revenue	$183,566	$78,303

Note 8 – Proxy Contest

In August 2007, Mr. David Portnoy (the plaintiff) brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of shareholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, at which the directors nominated in management’s proxy statement dated February 11, 2008 were elected by the Corporation’s stockholders.

On May 9, 2011, the Company was notified that Mr. David Portnoy nominated five directors to the Company’s board of directors to compete with the Company’s board of directors at the 2011 Annual Meeting. Mr. Portnoy conducted his own solicitation of the Company’s shareholders in favor of his nominees. In light of the activities associated with the 2007 annual meeting, on June 6, 2011, Mr. Portnoy brought another action seeking declaratory relief in the Delaware Chancery Court before the same judge that had ruled on the 2007 action.

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton, Jill Taymans and Julie Allickson (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust and this is reflected as restricted cash in the accompanying consolidated balance sheet as of August 31, 2011. The Trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. As of October 17, 2011, two of the three Participants continue to be employed by the Company.

On August 24, 2011, the Board of Directors of the Company approved the acceleration of any unvested stock options and the extension of the exercise period of such options for options held by the Board of Directors and Mercedes Walton, Jill Taymans and Julie Allickson in the event of a Change in Control. The Company recorded approximately $100,000 in stock option expense as a result of the acceleration and the extension of the exercise period and this is reflected in marketing, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended August 31, 2011.

The Company held its 2001 Annual Meeting of Stockholders on August 25, 2011 (“the Annual Meeting”). The final voting results were certified by the Inspector of Elections on August 30, 2011. Mr. Portnoy’s nominees were elected to the Company’s board of directors triggering a complete change in the Company’s Board of Directors.

On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 associated with the agreement and it is reflected in marketing, general and administrative expenses in the accompanying consolidated statements of operations. Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed were approximately $528,000 and are reflected in marketing, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended August 31, 2011.

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

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. In 2006, the Company discovered novel technology related to menstrual stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). In November 2007, the Company announced the commercial launch of the CélleSM service related to this patent-pending technology. The Company continues to focus independently-funded research and development activities through a vast network of research collaboration partners.

In August 2011, there was a change in control of the board of directors. The Company intends to re-focus its efforts on the Company’s U-Cord business while continuing to develop the Célle technology.

During the nine months ended August 31, 2011, total revenue increased 2% as compared to the same period in 2010. The Company reported a net loss of approximately ($1,972,000), or ($.17) per basic common share for the nine months ended August 31, 2011 compared to net income of approximately $3,122,000 or $.27 per basic common share for the same period in 2010. The decrease in net income for the nine months ended August 31, 2011 principally resulted from a 46% increase in marketing, general and administrative expenses, due mainly to the costs associated with the proxy contest, an increase in stock option compensation expense, an increase in sales and marketing initiatives, and a 4% increase in cost of sales due primarily to a 9% increase in specimens processed. In addition, research and development expenses were approximately $169,000 for the nine months ended August 31, 2011, an increase of approximately $87,000 in comparison to the same period in 2010.

As of August 31, 2011, the Company had cash and cash equivalents of $5,873,490. The Company’s cash decreased by approximately $2,500,000 during the first nine months of fiscal 2011, which was primarily attributable to funding a Grantor trust in the amount of $2,500,000 to escrow amounts that may become payable to certain participants under their respective Employment Agreements as a result of a change in control, as that term is defined in the Employment Agreements. The trust became irrevocable upon the change in control of the board of directors and is reflected as restricted cash on the accompanying consolidated balance sheet as of August 31, 2011. As of October 15, 2011, the Company maintains no long-term indebtedness.

Results of Operations - Nine Month Period Ended August 31, 2011 Compared to the Nine Month Period Ended August 31, 2010

Revenues. Revenues for the nine months ended August 31, 2011 were $13,481,829 as compared to $13,184,310 for the same period in 2010. The increase in revenue was primarily attributable to a 4% increase in processing and storage fees, which was partially offset by a 13% decrease in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees. The 2010 period included a $125,000 up-front fee from the Company’s licensee in Venezuela.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 9% and a 5% increase in recurring annual storage fee revenue, partially offset by an increase in sales discounts of 5% for fiscal 2011 compared to the 2010 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. Licensee income for the nine months ended August 31, 2011, was $962,297 as compared to $1,108,274 for the 2010 period. Licensee income for the nine months ended August 31, 2011 primarily consisted of $926,545 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $35,752 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Costa Rica, Nicaragua and Germany. Licensee income for the nine months ended August 31, 2010 primarily consisted of $948,274 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $160,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s U-Cord program in Nicaragua, Pakistan and Venezuela.

Cost of Sales. Cost of sales for the nine months ended August 31, 2011 was $3,459,570 as compared to $3,320,028 for the same period in 2010, representing a 4% increase. Cost of sales was 26% of revenues for the nine months ended August 31, 2011 and 25% for the nine months ended August 31, 2010. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $164,000 and $216,000 for the nine months ended August 31, 2011 and 2010, respectively. The increase in cost of sales is primarily attributable to the 9% increase in specimens processed during the nine months ended August 31, 2011 compared to the 2010 period and corresponding increases in lab supplies and testing fees.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine months ended August 31, 2011 were $10,175,920 as compared to $6,966,269 for the 2010 period representing a 46% increase. These expenses are primarily comprised of expenses for the proxy contest, consumer advertising, salaries and wages for personnel and professional fees. The increase was due in part to an increase in fees associated with the annual meeting. The total fees expended for the 2011 Annual Meeting were approximately $940,000 including the reimbursement by the Company to the Portnoy Group of its costs associated with the 2007 and 2011 Annual Meetings of approximately $528,000. In addition to this reimbursement, the Company incurred approximately $412,000 in fees associated with the 2011 Annual Meeting. The increase was also due to an approximate $950,000 accrual of severance in accordance with Mercedes Walton, the Company’s former Chairman and CEO’s employment agreement dated August 15, 2005, as amended July 16, 2007. Per the employment agreement, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. Due to the circumstances of the termination, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. In addition, the increase was also due to increased legal expenses associated with litigation, the write-off of abandoned patents and trademarks due to the decision of management to discontinue pursuing certain patents and trademarks, an increase in stock option compensation expense and expenses for consulting and outside services, as well as, increased selling expenses related to consumer advertising and customer service.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2011 were $168,515 as compared to $81,459 for the 2010 period representing a 107% increase. The expenses for the nine months ended August 31, 2011 and 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, Célle, which was launched in November 2007. The increase is due primarily to validations relating to the new cord tissue services and validations performed to optimize the Célle process.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2011 was $264,700 compared to $220,707 for the 2010 period. The increase was due to the Company’s purchases of property and equipment and the implementation of software during the 2011 period.

Interest Expense. Interest expense during the nine months ended August 31, 2011, was $1,200,927 compared to $1,107,608 during the comparable period in 2010. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $7,437 and $12,855 for the nine months ended August 31, 2011 and 2010, respectively, as well as interest paid of $6,621 related to the installment payments made to Safti-Cell, Inc. for the Asset Purchase Agreement for the nine months ended August 31, 2010.

Equity in Losses of Affiliate. Equity in losses of affiliate was $92,214 for the nine months ended August 31, 2011, compared to $62,111 for the 2010 period. Equity in losses of affiliate for the nine months ended August 31, 2011 and 2010, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $108,831 and $110,306 for the nine months ended August 31, 2011 and 2010, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of operations.

There was no U.S. income tax expense for the nine months ended August 31, 2011. The Company did not record U.S. income tax expense during the nine months ended August 31, 2011 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company recorded an income tax benefit of $1,677,935, net of foreign income taxes for the nine months ended August 31, 2010. During the third quarter ended August 31, 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,789,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters, steadily improving operations and positive expectations for future taxable income.

Results of Operations - Three Month Period Ended August 31, 2011 Compared to the Three Month Period Ended August 31, 2010

Revenues. Revenues for the three months ended August 31, 2011 were $4,407,998 as compared to $4,558,741 for the same period in 2010. The decrease in revenue was primarily attributable to a 4% decrease in processing and storage fees.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in the average selling price, partially offset by an increase in specimens processed of 4% for the three months ended August 31, 2011 compared to the 2010 period.

Licensee Income. Licensee income for the three months ended August 31, 2011, was $334,907 as compared to $334,374 for the 2010 period. Licensee income for the three months ended August 31, 2011 primarily consisted of $318,924 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $15,983 related to installment payments of non-refundable up-front license fees from the licensee of the Company’s U-Cord program in Costa Rica. Licensee income for the three months ended August 31, 2010 primarily consisted of $329,374 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $5,000 related to installment payments of non-refundable up-front license fees from the licensee of the Company’s U-Cord program in Nicaragua.

Cost of Sales. Cost of sales for the three months ended August 31, 2011 was $1,194,292 as compared to $1,079,448 for the same period in 2010, representing an 11% increase. Cost of sales was 27% of revenues for the three months ended August 31, 2011 and 24% for the three months ended August 31, 2010. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $55,000 and $73,000 for the three months ended August 31, 2011 and 2010, respectively. The increase in cost of sales is primarily attributable to the 4% increase in specimens processed during the three months ended August 31, 2011 compared to the 2010 period and corresponding increase in lab supplies and testing fees.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three months ended August 31, 2011 were $4,959,626 as compared to $2,362,308 for the 2010 period representing a 110% increase. These expenses are primarily comprised of expenses for the 2011 Annual Meeting, consumer advertising, salaries and wages for personnel and professional fees. The increase was due to an increase in fees associated with the 2011 Annual Meeting. The total fees expended on the 2011 Annual Meeting were approximately $940,000, including the reimbursement by the Company to the Portnoy Group of their costs associated with the 2007 and 2011 Annual Meetings of approximately $528,000. In addition to this reimbursement, the Company incurred approximately $412,000 in fees associated with the 2011 Annual Meeting. The increase was also due to an approximate $950,000 accrual of severance in accordance with Mercedes Walton, the Company’s former Chairman and CEO’s employment agreement dated August 15, 2005, as amended July 16, 2007. Per the employment agreement, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. Due to the circumstances of the termination, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. In addition, the increase was due to the write-off of abandoned patents and trademarks due to the decision of management to discontinue pursuing certain patents and trademarks, an increase in stock option compensation expense and expenses for consulting and outside services, as well as, increased selling expenses related to consumer advertising and customer service.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2011 were $52,236 as compared to $18,896 for the 2010 period. The expenses for the three months ended August 31, 2011 and 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s new stem cell technology, CélleSM, which was launched in November 2007. The increase is due primarily to validations relating to the new cord tissue services and validations performed to optimize the Célle process.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2011 was $104,684 compared to $73,909 for the 2010 period. The increase was due to the Company’s implementation of new software during the 2011 period.

Interest Expense. Interest expense during the three months ended August 31, 2011, was $409,497 compared to $387,783 during the comparable period in 2010. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $1,904 and $3,645 for the three months ended August 31, 2011 and 2010, respectively, as well as interest paid of $1,707 related to the installment payments made to Safti-Cell, Inc. for the Asset Purchase Agreement for the three months ended August 31, 2010.

Equity in Losses of Affiliate. Equity in losses of affiliate was $36,002 for the three months ended August 31, 2011, compared to $28,338 for the 2010 period. Equity in losses of affiliate for the three months ended August 31, 2011 and 2010, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $38,951 and $38,761 for the three months ended August 31, 2011 and 2010, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

There was no U.S. income tax expense for the three months ended August 31, 2011. The Company did not record U.S. income tax expense during the third quarter of 2011 or 2010 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

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

Liquidity and Capital Resources

Through August 31, 2011, the Company’s principal source of cash has been from sales of its U-Cord® program to customers, the sale of license agreements and proceeds from licensees. Currently, the Company’s cash flow is derived primarily from sales relating to its storage services, including the initial fee and ongoing storage fees. The Company does not expect a change in its principal source of cash flow.

At August 31, 2011, the Company had cash and cash equivalents of $5,873,490 as compared to $8,369,537 at November 30, 2010. The decrease in cash and cash equivalents during the nine months ended August 31, 2010 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2011 was $459,741, which was primarily attributable to the Company’s operating activities.

Net cash provided by operating activities for the nine months ended August 31, 2010 was $1,703,285, which was primarily attributable to the Company’s operating activities, including the receipt of $160,000 in up-front license fees from the licensees of the Company’s U-Cord program in Chile, Colombia, Peru, Nicaragua and Pakistan.

Net cash used in investing activities for the nine months ended August 31, 2011 was $2,978,550, which was primarily attributable to the funding a trust in the amount of $2,500,000 to escrow amounts that may become payable to certain participants under their respective Employment Agreements as a result of a change in control.

Net cash used in investing activities for the nine months ended August 31, 2010 was $673,401, which was primarily attributable to the costs associated with the application and development of patents, the purchase of property and equipment and investments in marketable securities.

Net cash provided by financing activities for the nine months ended August 31, 2011 was $22,762 due to the exercise of stock options. There was no cash provided by or used in financing activities during the first nine months of fiscal 2010.

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

In addition to the license fee, the Company earns royalties on subsequent processing and storage revenues received by the licensee in the selected area and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company also processes and stores specimens sent directly from customers of sub-licensees in Mexico, Central America, Ecuador, Nicaragua, Pakistan and Venezuela. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $7,570,000 and $7,136,000 as of August 31, 2011 and November 30, 2010, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Investment in Saneron

The Company made a significant investment in an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method, and reviews annually to determine if an other than temporary impairment exists. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of August 31, 2011 and November 30, 2010. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

(iv)

market acceptance of our CélleSM service which will require publication of scientific studies, consumer awareness, and the development of new therapies from the CélleSM technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xii)	any negative consequences resulting from deriving, shipping and storing specimens at a second location;

(xiii)	current market, business and economic conditions in general and in our industry in particular;

(xiv)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xv)	any difficulties and increased expense in enforcing our international licensing agreements;

(xvi)	any adverse performance by or relations with any of our licensees;

(xvii)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xviii)	any inability to realize cost savings as a result of recent acquisitions;

(xix)	any inability to realize a return on an investment;

(xx)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xxi)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our CélleSM service and any shifting of our marketing dollars towards our CélleSM service;

(xxii)	adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xxiii)	the success of our global expansion initiatives;

(xxiv)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxv)	the ability of our Cryology Reproductive Tissue Storage SM services to generate new revenues;

(xxvi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxvii)	any inability to successfully identify and consummate strategic acquisitions;

(xxviii)	any inability to realize benefits from any strategic acquisitions;

(xxix)	costs associated with potential claims by the former Chairman and CEO;

(xxx)	the costs associated with proxy contests and its impact on our business and

(xxxi)	other factors many of which are beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s co-principal executive officer’s and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our co-CEO’s and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleging tortuous interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The court granted the motion for a rehearing filed by the Company. On September 7, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company does not plan on filing an appeal.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of August 31, 2011. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013. “See Note 6 - Legal Proceedings to the accompanying financial statements for additional information related to litigation”.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. REMOVED AND RESERVED

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

Cryo-Cell International, Inc.

/s/ David Portnoy

David Portnoy
Co-Chief Executive Officer

Cryo-Cell International, Inc.

/s/ Mark Portnoy
Mark Portnoy
Co-Chief Executive Officer

Cryo-Cell International, Inc.

/s/ Jill Taymans

Jill M. Taymans
Vice President, Finance

Date: October 17, 2011