Form 10-Q/A
period 2011-08-31
CRYO CELL INTERNATIONAL INC
filed 2011-11-07
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2011, as filed with the Securities and Exchange Commission on October 17, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the unaudited consolidated financial statements and related notes from Cryo-Cell International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	* Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cryo-Cell International, Inc.’s Form 10-Q for the quarter ended August 31, 2011, formatted in eXtensible Business Reporting Language (XBRL):(i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets,(iii) Consolidated Statements of Cash Flows and (iv) Notes to Unaudited, Consolidated Financial Statements. Furnished herewith.

*	Filed or furnished with the initial filing of this Form 10-Q filed on October 17, 2011.

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

Date: November 7, 2011