Form 10-K
period 2011-11-30
CRYO CELL INTERNATIONAL INC
filed 2012-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2011

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

Common Stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $37,473,856.

As of January 31, 2012, the Registrant had 11,853,227 shares of Common Stock, $0.01 par value, issued and outstanding.

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

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) operates in one reportable segment and is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company , in combination with its global affiliates, currently stores over 240,000 cord blood specimens worldwide for the exclusive benefits of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

In recent years, utilizing its infrastructure, experience and resources derived from its umbilical cord blood stem cell business, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also in 2006, the Company discovered novel technology related to menstrual stem cells. In November 2007, the Company announced the commercial launch of the menstrual stem cell service related to this patent-pending technology. The Company continues to focus its independently-funded research and development activities through a vast network of research collaboration partners. The Company offers the menstrual stem cell service on a stand-alone basis. The Company expects to place greater promotional emphasis on its menstrual service in the future and increase its marketing expenditures related to menstrual stem cell. In 2010, the Company introduced its reproductive tissue storage service which includes storage of embryos, oocyctes and sperm, to the medical industry and their clients worldwide. During 2011 the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. The Company offers the cord tissue service either in combination with the umbilical cord blood service or separately.

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

The Company believes that the market for cord blood stem cell preservation is enhanced by global discussion on stem cell research developments and the current focus on reducing prohibitive health care costs. With the increasing costs of bone marrow matches and transplants, a newborn’s umbilical cord blood cells can be stored as a precautionary measure. Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

Our Cord Blood Stem Cell Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing and first year of storage of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into a 21-year pre-paid storage plan.

The Company’s corporate headquarters are located in a nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (“FDA”) 21 CFR Part 1271, effective in May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s laboratory processing facility contains a Class 10,000 clean room and Class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker,” with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. The Company believes that it was the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility. The Company’s facility, which also currently houses the Company’s clinical services, marketing and administrative operations, is designed to accommodate a broad range of events such as client tours and open houses, as well as educational workshops for clinicians and expectant parents.

The Company, in combination with its global affiliates, currently stores over 240,000 cord blood stem cell specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. The Company believes it is one of the world’s largest family cord blood stem cell banks in terms of the number of worldwide specimens preserved by the Company and its affiliates.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	One of the largest and oldest private family cord blood banks, with an established client base exceeding 240,000 worldwide,

•	Our status as a cGMP- and cGTP-compliant private cord blood bank with both International Organization for Standardization (“ISO”) certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	since inception, 100% of the Company’s specimens have been viable upon thaw,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week client support staff to assist clients and medical caregivers,

•	high-value pricing,

•	the option of participating in Upromise®, a nationally recognized 529 registered college savings plan that gives clients money back for college,

•

a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions, and

•

a $10,000 Cryo-Cell Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s Cryo-Cell processed and stored cord blood specimen is utilized for bone marrow transplant.

Menstrual Stem Cell Technology

In November 2007, the Company announced its discovery of novel stem cell technology and its launch of the world’s first-ever commercial service allowing women to store their own menstrual stem cells. Menstrual stem cells are highly proliferative stem cells found in the menstrual blood produced during a woman’s period. The stem cells possess the unique ability to develop into various other types of healthy cells. During a woman’s menstrual cycle, valuable stem cells are discarded in the menstrual blood. The Cryo-Cell Menstrual Stem Cell Service easily captures these self-renewing stem cells and then processes and cryopreserves them for emerging cellular therapies and the potential treatment of many life threatening diseases. Menstrual stem cells have similar regenerative capabilities as stem cells from umbilical cord blood or bone marrow. The Cryo-Cell Menstrual Stem Cell Service offers any woman in her reproductive years the ability to store and preserve these cells for herself or potentially for use by a family member.

Menstrual stem cells are multipotent because they can differentiate into at least five known cell types. In addition, the stem cells in menstrual blood are highly proliferative – replicating every 24-36 hours. To date, these stem cells have been sub-cultured up to 47 times; umbilical cord blood stem cells subculture generally a maximum of 12 times. It is important to note that menstrual stem cells retain embryonic stem cell markers, giving them the remarkable potential to morph into many different healthy cell types. The unique properties of these cells demonstrate the possibilities they offer in future therapeutic applications. Currently, they are being studied to treat stroke, heart disease, diabetes, neurodegenerative diseases, and ischemic wounds in pre-clinical and clinical models.

The Company believes menstrual stem cells will have a significant impact on regenerative medicine. Menstrual stem cells are easily available, compared to stem cells from bone marrow and cord blood that are commonly used in treatments today. Further, the menstrual stem cell commercial service allows many more cells to be extracted and stored, compared to the limitations on the number of cells that can be extracted from bone marrow or cord blood, a factor that limits many treatments today.

Although menstrual stem cells have not been used to date in human therapies, animal studies of menstrual stem cells have commenced, showing strong potential value. This research is further supported by several recent scientific publications that demonstrate the potential of menstrual stem cells for human therapies such as cardiac and bone repair. Cryo-Cell is the first and only company to launch a menstrual stem cell service that will enable women to collect and store these stem cells. The Company has filed patent applications to protect a broad range of intellectual property (IP) associated with menstrual stem cell technology, and has licensed the exclusive service in selected global markets. The Company has executed collaborative research agreements with several leading stem cell researchers who have initiated preclinical studies in a broad range of diseases reflecting the significance of this discovery, including diabetes, cardiac and neurological diseases and disorders such as stroke and Alzheimer’s disease.

The Company estimates that over 70 million women in the U.S. alone are in the target market for the menstrual stem cell service. The Company anticipates that the menstrual stem cell market penetration will expand over time as scientific research is announced and therapeutic developments emerge.

Reproductive Tissue Storage

In October 2010, the Company announced a new reproductive tissue storage service for cryopreserved embryos, oocytes and sperm. This new service to offers high quality and competitively priced reproductive tissue services that will include short and longer-term cryogenic storage, inter-facility transportation coordination, and special quarantined cryogenic storage for infectious disease positive specimens. The Company expects to introduce the reproductive tissue storage service throughout the Company’s expansive global affiliate network.

The reproductive tissue storage intends to assure clients of enhanced security and significant single-source savings for their family’s current and future biological tissue cryogenic storage needs. Reproductive tissue storage clients will be eligible to purchase any Cryo-Cell service at discounted returning client pricing, including the Company’s signature umbilical cord blood stem cell preservation service; umbilical cord tissue service; and the menstrual stem cell service. Reproductive tissue storage is also expected to assist clients with the facilitation of future possibilities available for their cryopreserved specimens, including donation for research, anonymous or direct donation.

Cord Tissue

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stem cells (MSCs), which are increasingly being utilized in regenerative medicine research, targeting potential therapies for a wide range of conditions including heart disease, stroke, multiple sclerosis and diabetes.

Medical and Scientific Advisory Board

The Company has an eight member Medical and Scientific Advisory Board (MSAB), with Stephen Noga, M.D., Ph.D. serving as its Chairman. Dr. Noga is currently the Director of Medical Oncology and Hematology at The Harry and Jeanette Weinberg Cancer Institute at Franklin Square Hospital Center – a Division of MedStar Health Systems in Baltimore, Maryland. He is also a Professor of Medicine at the University of Maryland also in Baltimore. In addition to his expertise in cellular therapies, Dr. Noga is a noted speaker, has served on many editorial boards and has organized many conferences, advisory committees and review groups.

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

Despite the potential benefits of umbilical cord blood stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the umbilical cord blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. We intend to maximize our growth potential through our superior quality, value-driven competitive leadership position, product differentiation, a fast-growing embedded client base, increased public awareness and accelerated market penetration.

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, Lamaze instructors and other childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its growth has been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during 2011 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

To increase awareness among expectant parent audiences, the Company continues to promote its service through internet marketing and print advertising in several national targeted prenatal magazines including Fit Pregnancy, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and internet marketing campaigns.

The Company’s client support team of highly trained advisors are available by telephone 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

The Company continues to use its Web site, www.cryo-cell.com, to market its services and to provide resource information to expectant parents. The site, which is frequently updated and improved, is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the umbilical cord blood and cord tissue service and enroll online. Viewers may read about successful transplants using Cryo-Cell stored cord blood stem cells and access other topical information.

Menstrual Stem Cell Service

The menstrual stem cell marketing strategy includes plans to increase marketing activities with its clinical referral sources. The Company believes that many women in the target market may opt to participate in the menstrual stem cell service more than one-time because of family history of disease; perimenopause; or other conditions, such as a prospective hysterectomy.

The Company has executed numerous collaborative research agreements with stem cell researchers who are studying menstrual stem cells in various pre-clinical models including diabetes; breast cancer; heart disease, vascular regeneration, stroke and autoimmune diseases. Although the Company does not have funding commitments with any of the collaborative research agreements, it shares in any intellectual property generated by the research. The Company expects to place greater promotional emphasis on its menstrual stem cell service in the future and increase its marketing expenditures related to Célle.

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against approximately 25 other national private cord blood banks.

These competitors may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, the Company believes that some competitors charge significantly more for comparable quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2008 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system). This achievement positions Cryo-Cell as the industry quality leader as the only cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation.

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

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service supported by a 24/7 professional staff; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage. The Company believes the availability of our menstrual stem cell service will ultimately provide a competitive advantage over competitors that offer only the storage of umbilical cord blood and cord tissue.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. At November 30, 2011, the Company was in compliance with this requirement.

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

In addition, as the organization grows and evolves, other legislation and regulations are expected to impact the Company. One such evolution involves activities that may be designated as or involve medical research or cooperative agreements associated with medical research. These types of activities are also governed by the FDA, specifying oversight by an Institutional Review Board (IRB). The IRB is a board or committee that approves the initiation of, and conducts periodic review of, biomedical research involving human subjects. The primary purpose of such review is to assure the protection of the rights and welfare of the human subjects. Governance of biomedical research is codified as laws by Title 21 of the Code of Federal Regulations (CFR) Part 56, and enforced by the FDA. Other medical research associated with clinical trials may require an Investigational New Drug Application (IND). Current Federal law requires that a drug be the subject of an approved marketing application before it is transported or distributed across state lines. Because a sponsor will likely want to ship the investigational drug to clinical investigators in many states, it must seek an exemption from that legal requirement. The IND is the means through which the sponsor technically obtains this exemption from the FDA. This approval would be required in the case of a clinical trial.

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

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 34% and 35% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2011 and 2010, respectively. Saneron is the owner and/or exclusive licensee of technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL) and Sertoli cells (SERT-CELL).

To date, Saneron has received twelve SBIR/STTR grants, has been the industry sponsor on eleven Florida High Tech Corridor grants, one James and Esther King Biomedical Research Grant, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL™ as a treatment for Alzheimer’s. During 2005 and 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL™ have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently finishing the preclinical studies needed for the completion of an Investigational New Drug (“IND”) application for the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s, ALS and stroke.

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

In February 2010, Saneron received a Phase I STTR grant for a joint project with Henry Ford Health System on the use of the U-CORD-CELL™ as a potential therapy for stroke. In June 2010, Saneron received a James and Esther King Biomedical Grant, which was matched with a Florida High Tech Corridor Industry Seed Grant, to study the potential of Cryo-Cell’s menstrual stem cell technology as a possible treatment for stroke. Finally in September 2010, Saneron received a 2 1/2 year Phase II STTR grant to further translate the research underway on the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s. This $2.6M Phase II STTR grant has also been matched with two Florida High Tech Corridor Industry Seed Grants. In 2011, Saneron contributed to four peer-reviewed scientific publications and two scientific poster presentations.

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

In the future, the Company could reverse the liability relating to the RSAs up-front payments over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular revenue sharing agreement. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments made during these periods will be treated as interest expense, which will be recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

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

On December 6, 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor RSA. Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The long-term liability related to Bio-Stor in the amount of $900,000 has been reclassed and is reflected as short-term liability – revenue sharing agreements in the accompanying consolidated balance sheets as of November 30, 2011.

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

The Company made total payments to all RSA holders of $1,408,726 and $1,412,887 for the fiscal years ended November 30, 2011 and 2010, respectively. The Company recorded an RSA accrual of $730,524 and $807,171 as of November 30, 2011 and 2010, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

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

Technology Agreements

The Company has entered into definitive License and Royalty Agreements with Cryo-Cell de Mexico (“Mexico”) and Lifecell (“India”) to establish and market its umbilical cord blood program in Mexico and India, respectively.

The Company has entered into definitive License and Royalty Agreements with Asia Cryo-Cell Private Limited and S-Evans Bio-Sciences, Inc. to establish and market its menstrual stem cell program in India and China, respectively.

On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. The amendment will result in a reduction of licensee income in future periods.

As of November 30, 2011, the Company recorded a receivable of $1,656,476 and deferred revenue of $1,633,910 in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received two installments of $50,000 which is reflected in the consolidated statement of operations at November 30, 2011 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has entered into definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Aruba, Bonaire, Chile, Colombia, Costa Rica, Curacao, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru, St. Maarten, Suriname and Venezuela.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,421,000 and $1,115,000 for fiscal years 2011 and 2010 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2011 and 2010. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2011			2010
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

China	$—	$50,000	$50,000	$—	$10,094	$10,094
India	—	677,647	677,647	—	496,631	496,631
Mexico	—	595,306	595,306	—	837,194	837,194
Curacao	—	—	—	5,000	—	5,000
Costa Rica	15,983	—	15,983		—	—
Germany (1)	9,769	—	9,769	—	—	—
Nicaragua	15,000	—	15,000	25,000	—	25,000
Pakistan	—	—	—	20,000	—	20,000
Venezuela	—	—	—	125,000		125,000

Total	$40,752	$1,322,953	$1,363,705	$175,000	$1,343,919	$1,518,919

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. As of November 30, 2011 and the November 30, 2010, Germany paid the Company $9,769 and $0, respectively, and it is reflected in the accompanying consolidated statements of operations. The Company has not recorded any additional revenue associated with the two agreements in the Company’s consolidated statements of operations as of November 30, 2011 and 2010, as the collectability is uncertain.

Employees

At November 30, 2011, there are 57 full-time employees and 2 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Market acceptance of our menstrual stem cell service will require publication of scientific studies, consumer awareness, and the development of new therapies from the menstrual stem cell technology, none of which are certain.

The launch of the menstrual stem cell service in November 2007 was a “soft launch”, prior to the commencement of full marketing efforts and before the publication of full scientific research; therefore, sales of the menstrual stem cell service have only been on a preliminary basis. Market acceptance of this service will depend on several factors, none of which are certain. First, media attention and success with new customers will depend on publication of scientific data that supports the regenerative capabilities of our menstrual stem cells. We are working with respected researchers who are endeavoring to publish data to support these claims; however, there is no assurance that multiple studies will be accepted for publication, that the content of these publications will attract media attention or customer acceptance, and the timing of any publications is not certain. Second, the success of this business will depend upon the effectiveness of our consumer marketing efforts, and the efforts of our sales force to build awareness among medical professionals who would encourage women to purchase these services. Third, the long-term growth of this business will depend on the development and commercialization of effective therapies derived from these stem cells. Such development is subject to many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. There is no assurance that such therapies and products can be successfully developed.

The successful development of new therapies from the menstrual stem cell technology will depend on overcoming a variety of challenges.

The Company is protecting intellectual property relating to various medical therapies and applications relating to its proprietary menstrual stem cells. Successful development of products and other applications will depend on many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. The Company will also be reliant on the efforts of joint venture partners, researchers and others for such development. There is no assurance that such therapies and products can be successfully developed.

Any new services relating to new types of stem cells have not yet been offered commercially, and there is no assurance that such services or other stem cell services will be launched or will gain market acceptance.

We have not yet commercially launched services relating to fetal placental stem cells, MPSCs or other new types of stem cells other than the menstrual stem cell, reproductive tissue storage and cord tissue services. Such commercial launches are subject to certain developments, including completion of clinical validation and testing. There can be no assurance that completion of these developments will be successful or that any new services will ever be commercially launched. The Company continues to work on other intellectual property, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. Such service offerings will be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, fetal placental stem cells, MSPCs and any other new stem cells that may be offered have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for new types of cells, this may adversely affect our future sales, if any, of these services.

Our stem cell storage business is susceptible to deteriorations in economic conditions and consumer confidence.

Our stem cell storage business is subject to the impact of deteriorating economic conditions, lower consumer confidence and restricted access to credit. Any of these conditions in the U.S. economy may adversely affect customers’ decisions to use our preservation and storage services or to continue making payments on existing storage contracts. These factors may adversely affect our revenues and cash flows in future periods. Because consumer spending for the processing and storage of umbilical cord blood stem cells and menstrual stem cells can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that don’t depend on discretionary spending. We have experienced an increase in bad debt expense which we believe is primarily a result of the economy and we have also increased our use of discounts and promotions to attract returning and new clients in light of economic conditions. Deteriorating global economic conditions may affect our revenues from our foreign licensees and distributors and may make it more difficult to sign additional license and distribution agreements in foreign countries. If these factors adversely affect our revenues, this could have a material adverse effect on our results of operations and financial condition.

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

Establishments, such as Cryo-Cell, engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor are required to register with the FDA. Additionally, the FDA has adopted rules that regulate current Good Tissues Practices (cGTP). Future FDA regulations could adversely impact or limit our ability to market or perform our services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a portion of our income, and the continued success of our involvement in those arrangements involves unique risks.

As of November 30, 2011, the Company had twenty five active license agreements with affiliates in 20 countries worldwide. Our international licensing activities accounted for $1,363,705 and $1,518,919 of licensee income for the years ended November 30, 2011 and 2010, respectively of which two affiliates, Mexico and India, accounted for approximately $1,273,000 and $1,334,000 of such licensee income for the years ended November 30, 2011 and 2010, respectively. On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. The amendment will result in a reduction of licensee income in future periods. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

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

Cord blood stem cell preservation is an increasingly competitive business. Our business faces competition from other private and public operators of stem cell preservation businesses and providers of stem storage services. Currently, the Company competes against approximately 25 other national private cord blood banks. Some of these companies are competitors who as privately owned entities, can leverage considerable resources to market and sell their services. Other competitors are affiliates of publicly traded corporations. These competitors may have access to greater financial resources. In addition, established companies with greater access to financial resources may enter our markets and compete with us. Finally, there are numerous public cord blood banks both in the U.S. and internationally and since public cord blood banks typically do not charge fees for collection and storage they negatively impact our business especially in difficult economic times as consumers may elect to utilize public versus private cord blood banking for initial affordability.

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

In connection with our offering of the menstrual stem cell service and development of new therapies and products using the menstrual stem cells, there is no assurance that future developments in stem cell technology will not render these services, therapies and products obsolete. Such developments would adversely affect the future revenues we expect to derive from these services, therapies and products.

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

Our performance and success is substantially dependent on the continued services and on the performance of our senior management. Our performance and success also depends on our ability to retain and motivate our other key employees. The services of our Chairman and Co-Chief Executive Officer, David Portnoy, our Co-Chief Executive Officer, Mark Portnoy, our Vice President, Finance and Chief Financial Officer, Jill Taymans, our Vice President of Laboratory Operations and R&D, Julie Allickson, Ph.D are important to our ability to implement our business strategy and a loss of their services could harm our business. We have entered into employment agreements with Mr. David Portnoy, Mr. Mark Portnoy and Ms. Taymans and Ms. Allickson. The Company does not carry “key-person” life insurance on these individuals. Our future performance and success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to successfully maintain and build our business could suffer significantly.

Our warranty program could subject us to claims in the future that could have a material impact on our financial results

In December 2005, we began providing clients enrolled under the new pricing structure with a payment warranty under which we agree to pay $50,000 to the client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. The payment warranty increased to $75,000 effective February 1, 2012. Additionally, under the Cryo-Cell CaresTM program we will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. While we have not experienced any claims under the warranty program nor have we incurred costs related to these warranties, we could be subject to a significant number of claims in the future that could require us to pay out substantial sums that could have a material adverse impact on our financial results. We do not maintain insurance for this warranty program but we do maintain reserves to cover our estimated potential liabilities. However, we cannot provide assurances that the reserves are adequate.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Also, the daily trading volume of our common stock has historically been relatively low. Over the past two years, the price of our common stock has fluctuated from a high of $3.67 to a low of $0.86. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

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

We do not currently pay dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the immediate future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleging tortuous interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The court granted the motion for a rehearing filed by the Company. On September 7, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company did not file an appeal.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of November 30, 2011. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual in the amount of $950,000 related to this severance agreement. Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement.

ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the Over-The-Counter Bulletin Board under the symbol “CCEL”. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company’s common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid

February 28, 2011	1.55	2.45
May 31, 2011	2.02	3.67
August 31, 2011	2.35	3.42
November 30, 2011	1.66	2.90

February 28, 2010	1.38	2.00
May 31, 2010	0.86	1.45
August 31, 2010	0.90	1.35
November 30, 2010	0.90	2.24

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2011, the Company had 276 shareholders of record, and management believes there are approximately 2,500 additional beneficial holders of the Company’s common stock.

Equity Compensation Plan Information as of November 30, 2011

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Cryo-Cell International 2000 Stock Incentive Plan	99,292	$2.64	0	(1)

Cryo-Cell International, Inc. 2006 Stock Incentive Plan	509,127	2.35	337,764

Total	608,419	$2.40	337,764

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2011, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective February 1, 2012, the Company charges fees of $2,074 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also offers a one-time payment plan, where the client is charged $3,949 with discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The Company also receives other income from licensing fees and royalties from global affiliates.

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

In August 2011, there was a change in control of the board of directors. The Company is refocusing its efforts on the Company’s umbilical cord blood and cord tissue business while continuing to develop the menstrual stem cell technology.

During the year ended November 30, 2011, the Company’s total revenue increased 1% as compared to fiscal 2010. The Company reported a net loss of approximately $2,096,000, or ($.18) per basic common share for fiscal 2011 compared to net income of approximately $3,464,000 or $.29 per basic common share for fiscal 2010. The decrease in net income principally resulted from a 31% increase in marketing, general and administrative expenses, due mainly to the costs associated with the proxy contest, an increase in stock option compensation expense and an increase in sales and marketing initiatives. This increase was partially offset by a 2% decrease in cost of sales. Also during fiscal 2010, the Company reversed approximately $1.7 million of its deferred tax asset valuation allowance. The decision to reverse a portion of the allowance was based on the Company’s historical operating performance, which included profitability in seven of eight quarters, steadily improving operations and positive expectations for future taxable income. In addition, research and development expenses were approximately $184,000 for the twelve months ended November 30, 2011, an increase of approximately $51,000 or 38% in comparison to the same period in 2010.

As of November 30, 2011, the Company had cash and cash equivalents of $6,305,095. The Company’s cash decreased by approximately $2,100,000 during fiscal 2011, which was primarily attributable to funding a Grantor trust in the amount of $2,500,000 to escrow amounts that may become payable to the Company’s former Chief Executive Officer and other officers of the Company under their respective Employment Agreements as a result of a change in control, as defined in the Employment Agreements. The trust became irrevocable upon the change in control of the board of directors and is reflected as restricted cash on the accompanying consolidated balance sheet as of November 30, 2011. The decrease was partially offset by cash provided by operations of $575,000. As of February 28, 2012, the Company maintains no long-term indebtedness.

Results of Operations

Revenue. For the fiscal year ended November 30, 2011, the Company had revenue of $17,918,270 compared to $17,762,695 for the fiscal year ended November 30, 2010. The increase in revenue was primarily attributable to a 2% increase in processing and storage fees, which was partially offset by an 10% decrease in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees. The 2010 period included a $125,000 up-front fee from the Company’s licensee in Venezuela.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 3%, a 6% increase in recurring annual storage fee revenue and a decrease in sales discounts of 1% for fiscal 2011 compared to the 2010 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. For the fiscal years ended November 30, 2011 and 2010, licensee income was $1,363,705 and $1,518,919, respectively. Licensee income for the fiscal year ended November 30, 2011 primarily consisted of $1,322,953 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $40,752 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Costa Rica, Nicaragua and Germany. Licensee income for the fiscal year ended November 30, 2010 primarily consisted of $1,343,919 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $175,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Chile, Colombia, Peru, Nicaragua, Pakistan, Curacao, Bonaire, St. Maarten, Aruba and Suriname.

Cost of Sales. For the fiscal year ended November 30, 2011, cost of sales was $4,399,444, as compared to $4,504,956 for the fiscal year ended November 30, 2010, representing a 2% decrease. Cost of sales was 25% of revenues in fiscal 2011 and 2010. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $218,614 for the year ended November 30, 2011 compared to $286,131 for the 2010 period. The remaining decrease in cost of sales is primarily attributable to the increase in operational efficiencies during the year ended November 30, 2011 compared to the 2010 period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses during the fiscal year ended November 30, 2011 were $12,413,082 as compared to $9,485,267 for the fiscal year ended November 30, 2010 representing a 31% increase. These expenses are primarily comprised of expenses for the Company’s 2011 Annual Meeting of Shareholders which resulted in a proxy contest, consumer advertising, salaries and wages for personnel and professional fees. The increase was due in part to an increase in fees associated with the annual meeting. The total fees expended for the 2011 Annual Meeting were approximately $957,000 including the reimbursement by the Company to the Portnoy Group of its costs associated with the lawsuit in regard to the 2007 Annual Meeting and the 2011 Annual Meeting of approximately $528,000. In addition to this reimbursement, the Company incurred approximately $429,000 in fees associated with the 2011 Annual Meeting. The increase was also due to an approximate $950,000 accrual of severance in accordance with Mercedes Walton, the Company’s former Chairman and CEO’s employment agreement dated August 15, 2005, as amended July 16, 2007. Per the employment agreement, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. Due to the circumstances of the termination, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. In addition, the increase was also due to increased legal expenses associated with litigation, an increase in stock option compensation expense and expenses for consulting and outside services, as well as, increased selling expenses related to consumer advertising and customer service.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2011, were $184,047 as compared to $132,991 in 2010. The expenses for the years ended November 30, 2011 and 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s new menstrual stem cell technology, which was launched in November 2007.

Impairment of Internal Use Software. During fiscal 2011, the Company determined that previously capitalized costs associated with the development of internal use computer software would be of no further use to the Company and should be written off. The asset is fully impaired and this decision resulted in an impairment charge during fiscal 2011 in the amount of $627,034.

Abandonment of Patents. During 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $211,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the year ended November 30, 2011.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the year ended November 30, 2011 was $361,234 compared to $294,061 for the 2010 period. The increase is primarily due to certain assets being placed into service during fiscal 2011.

Interest Expense. Interest expense during the fiscal year ended November 30, 2011, was $1,456,737 compared to $1,284,552 in 2010. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Prior to fiscal 2002, the Company entered into RSAs with individuals and entities for specific geographic areas. The Company’s RSAs provide that in exchange for an up-front payment, the Company would share in perpetuity a percentage of its future revenue derived from the annual storage fees collected related to 33,000 specimens that originated from specific areas. As of November 30, 2011, the Company has four RSAs in effect covering the following areas: New York, Texas, Florida and Illinois (including contiguous states). Subsequent to year-end, the Company entered into an Asset Purchase Agreement related to the 90% ownership in New York. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $9,128 and $16,754 for the years ended November 30, 2011 and 2010, respectively.

Equity in Losses of Affiliate. Equity in losses of affiliate was $227,016 for the fiscal year ended November 30, 2011 compared to $183,414 in 2010. Equity in losses of affiliate for the year ended November 30, 2011 consists of approximately $124,000 related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors as well as approximately $94,000 of historical losses from Saneron that have been realized in prior periods and were not material to any periods presented. Equity in losses of affiliate for the year ended November 30, 2010 consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors in the amount of $91,656 as well as a write-down of the promissory note due from Saneron in the amount of $91,758.

Income Taxes. There was no U.S. income tax expense for the year ended November 30, 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance. The Company recorded an income tax benefit of approximately $1,561,000, net of foreign income taxes for the fiscal year ended November 30, 2010. During fiscal 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,719,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which included profitability in seven of the eight last quarters leading up to the decision, steadily improving operations and expectations for future taxable income.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $172,000 and $158,000 for the years ended November 30, 2011 and 2010, respectively, of foreign income tax expense, which is included in income tax (expense) benefit in the accompanying consolidated statements of operations. The increase in foreign tax expense is attributable to the increase in royalties recognized during fiscal 2010.

The effective tax rate of 8.2% and -89.4% for the fiscal years ended November 30, 2011 and 2010, respectively differs from the statutory rate, due primarily to the reversal of approximately $1,719,000 of the deferred tax asset valuation allowance in 2010 and the effect of foreign income taxes related to licensee income in 2011 and 2010.

Liquidity and Capital Resources

Through November 30, 2011, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2011, the Company had cash and cash equivalents of $6,305,095 as compared to $8,369,537 in 2010. The Company also has certain investments in marketable securities, which totaled $1,008,404 as of November 30, 2011. The decrease in cash and cash equivalents in 2011 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2011 was $819,122, which was primarily attributable to the Company’s operating activities.

Net cash provided by operating activities in fiscal 2010 was $2,338,396, which was primarily attributable to the Company’s net income and the receipt of $175,000 in up-front license fees from the licensees of the Company’s umbilical cord blood program in Chile, Colombia, Peru, Nicaragua, Pakistan, Curacao, Bonaire, St. Maarten, Aruba and Suriname.

Net cash used in investing activities in fiscal 2011 was $2,964,500 which was primarily attributable to the funding of a trust in the amount of $2,500,000 to escrow amounts that may become payable to the Company’s former Chief Executive Officer and other executive officers of the Company under their respective Employment Agreements as a result of a change in control of the Company pursuant to the proxy contest.

Net cash used in investing activities in fiscal 2010 was $819,624 which was primarily attributable to the purchase of property and equipment and the investment in patents and trademarks.

Net cash provided by financing activities in fiscal 2011 was $80,936 due to the exercise of stock options. There was no cash provided by or used in financing activities during fiscal 2010.

The Company does not have a line of credit.

The Company anticipates making non-discretionary capital expenditures of approximately $1,250,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the menstrual stem cell service, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. There also is no assurance that debt or equity financing will be available under reasonable terms.

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

Note 1, “Basis of Presentation” under the subheadings “Retrospective Adoption of New Accounting Principle” and “Revenue Recognition for Arrangements with Multiple Deliverables” as well as Note 15, “Retrospective Adoption of New Accounting Principle” of this Form 10-K provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principle and the Company’s revenue recognition accounting policy.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principle establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen or the 21 year storage of a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a standalone basis. Because the Company has neither VSOE nor TPE for the processing and 21 year storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time of sale. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing and 21 year storage fee include the Company’s historical pricing practices as well as expected profit margins. Any changes in how the Company determines ESP could impact the timing of revenue recognition.

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

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Curacao, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela and Curacao, who are Chile, Colombia, Peru and Bonaire, St. Maarten, Aruba and Suriname, respectively. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue from China, India and Mexico, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled and processed in the umbilical cord blood processing and storage program and amounts due from licensee affiliates and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s and licensees’ current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $7,756,000 and $6,972,000 as of November 30, 2011 and November 30, 2010, respectively, as the Company does not currently believe it is “more likely than not” that all of the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Investment in Saneron

The Company owns 34% and 35% as of November 30, 2011 and 2010, respectively, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2011 and November 30, 2010. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $211,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2011.

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

Recently Issued Accounting Pronouncements

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued an ASU, which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not have any effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of 2013. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) . The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-12 in the first quarter of 2013.

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2011 and 2010

Consolidated Statements of Operations For the Years Ended November 30, 2011 and 2010

Consolidated Statements of Cash Flows For the Years Ended November 30, 2011 and 2010

Consolidated Statements of Stockholders’ Deficit For the Years Ended November 30, 2011 and 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements effective December 1, 2010.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 28, 2012

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2011	November 30, 2010 (as adjusted) (1)
ASSETS

Current Assets
Cash and cash equivalents	$6,305,095	$8,369,537
Restricted cash	2,700,000	200,000
Marketable securities and other investments	1,002,000	1,132,000
Accounts receivable (net of allowance for doubtful accounts of $942,533 and $783,354, respectively)	3,059,126	2,356,279
Deferred tax assets	209,919	167,919
Prepaid expenses and other current assets	777,284	647,510

Total current assets	14,053,424	12,873,245

Property and Equipment-net	1,540,239	2,222,168

Other Assets
Marketable securities and other investments	6,404	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term receivable, net	1,115,423	—
Deposits and other assets, net	558,254	756,280
Deferred tax assets, less current portion	1,509,000	1,551,000

Total other assets	3,873,081	2,997,684

Total assets	$19,466,744	$18,093,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,005,240	$1,053,186
Accrued expenses	2,316,875	1,621,221
Short-term liability-revenue sharing agreements	900,000	—
Short-term deferred consulting obligation	72,183	110,872
Deferred revenue	6,269,148	5,472,332

Total current liabilities	10,563,446	8,257,611

Other Liabilities
Deferred revenue, net of current portion	8,513,686	7,015,118
Long-term liability-revenue sharing agreements	2,850,000	3,750,000
Long-term deferred consulting obligation	—	72,183

Total other liabilities	11,363,686	10,837,301

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,853,227 issued and outstanding as of November 30, 2011 and 11,752,574 issued and outstanding as of November 30, 2010)	118,532	117,526
Additional paid-in capital	25,350,483	24,808,591
Treasury stock, at cost	(484,535)	(484,535)
Accumulated other comprehensive loss	—	(94,055)
Accumulated deficit	(27,444,868)	(25,349,342)

Total stockholders’ deficit	(2,460,388)	(1,001,815)

Total liabilities and stockholders’ deficit	$19,466,744	$18,093,097

(1)	See Note 15, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30, 2011	November 30, 2010 (as adjusted) (1)
Revenue:
Processing and storage fees	$16,554,565	$16,243,776
Licensee income	1,363,705	1,518,919

Total revenue	17,918,270	17,762,695

Costs and Expenses:
Cost of sales	4,399,444	4,504,956
Marketing, general and administrative expenses	12,413,082	9,485,267
Impairment of internal use computer software	627,034	—
Abandonment of patents	210,171	—
Research, development and related engineering	184,047	132,991
Depreciation and amortization	361,234	294,061

Total costs and expenses	18,195,012	14,417,275

Operating (Loss) Income	(276,742)	3,345,420

Other Income (Expense):
Interest income	36,905	26,299
Interest expense	(1,456,737)	(1,284,552)

Total other expense	(1,419,832)	(1,258,253)

(Loss) Income before equity in losses of affiliate and income tax expense	(1,696,574)	2,087,167

Equity in losses of affiliate	(227,016)	(183,414)

(Loss) Income before income taxes	(1,923,590)	1,903,753
Income tax (expense) benefit	(171,936)	1,560,705

Net (Loss) Income	$(2,095,526)	$3,464,458

Net (loss) income per common share - basic	$(0.18)	$0.29

Weighted average common shares outstanding - basic	11,763,290	11,752,574

Net (loss) income per common share - diluted	$(0.18)	$0.29

Weighted average common shares outstanding - diluted	11,763,290	11,808,682

(1)	See Note 15, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2011	November 30, 2010 (as adjusted) (1)
Cash Flows from Operating Activities:
Net (loss) income	$(2,095,526)	$3,464,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	579,847	580,192
Impairment of internal use software	627,034	—
Abandonment of patents	210,171	—
Loss on sale of property and equipment	20,474	—
Compensatory element of stock options	329,001	128,085
Provision for doubtful accounts	227,907	514,679
Equity in losses of affiliate	227,016	91,656
Deferred income tax benefit	—	(1,718,919)
Write off of note receivable	—	91,758
Changes in assets and liabilities:
Accounts receivable and advances	(2,046,177)	(624,777)
Prepaid expenses and other current assets	(129,774)	34,705
Deposits and other assets	36,929	(39,211)
Accounts payable	(47,946)	303,059
Accrued expenses	695,654	(509,539)
Deferred consulting obligation	(110,872)	(103,386)
Deferred revenue	2,295,384	125,636

Net cash provided by operating activities	819,122	2,338,396

Cash flows from investing activities:
Restricted cash held in escrow	(2,500,000)	—
Purchases of property and equipment	(505,715)	(398,897)
Purchases of marketable securities and other investments	—	(1,035,000)
Proceeds from sale of marketable securities and other investments	130,000	863,000
Investments in patents	(88,785)	(248,727)

Net cash used in investing activities	(2,964,500)	(819,624)

Cash flows from financing activities:
Proceeds from the exercise of stock options	80,936	—

Net cash provided by financing activities	80,936	—

(Decrease) increase in cash and cash equivalents	(2,064,442)	1,518,772

Cash and cash equivalents - beginning of year	8,369,537	6,850,765

Cash and cash equivalents - end of period	$6,305,095	$8,369,537

(1)	See Note 15, Retrospective Adoption of New Accounting Principle

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit

Balance at November 30, 2009 (as adjusted) (1)	11,752,574	$117,526	$24,588,850	$(484,535)	$(94,055)	$(28,813,800)	$(4,686,014)

Compensatory element of stock options			219,741				219,741
Net income						3,464,458	3,464,458

Balance at November 30, 2010 (as adjusted) (1)	11,752,574	$117,526	$24,808,591	$(484,535)	$(94,055)	$(25,349,342)	$(1,001,815)

Shares issued upon exercise of stock options	100,653	1,006	79,930				80,936
Compensatory element of stock options			461,962				461,962
Comprehensive loss:
Net loss						(2,095,526)	(2,095,526)
Realized loss in affiliate					94,055		94,055

Comprehensive loss:							(2,001,471)

Balance at November 30, 2011	11,853,227	$118,532	$25,350,483	$(484,535)	$—	$(27,444,868)	$(2,460,388)

(1)	See Note 15, Retrospective Adoption of New Accounting Principle

The accompanying notes are a integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011 and 2010

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company operates in one reportable segment and is principally engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. Revenues recognized primarily represent sales of the umbilical cord blood stem cells program to customers, and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment. The Company has not had a third party conduct a physical inventory count of all specimens stored; however, the Company from time to time will perform a physical inventory count of specimens stored to ensure that all records are accurate.

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000, the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during the fiscal years ended November 30, 2011 and 2010. As of November 30, 2011, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. During 2009, the Company sold its interest in Safti-Cell, Inc. as part of an Asset Purchase Agreement.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2011 and 2010, the Company has an interest of approximately 34% and 35%, respectively, in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2011 and 2010 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2011 and 2010 and for the years then ended include the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

The Company depends on one supplier for the source of its collection kits, a critical component of the umbilical cord blood stem cell collection process. However, the Company believes that alternative sources of supply are available.

As of November 30, 2011 and November 30, 2010, the Company has amounts due from certain foreign license affiliates that account for approximately 41% and 38%, respectively, of accounts receivable and advances on the consolidated balance sheets.

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

The 2010 financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principle. Refer to Note 15, “Retrospective Adoption of New Accounting Principle” in this Form 10-K for additional information on the impact of adoption.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company for that deliverable.

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen or the 21 year storage of a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a standalone basis. Because the Company has neither VSOE nor TPE for the processing and 21 year storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time of sale. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing and 21 year storage fee include the Company’s historical pricing practices as well as expected profit margins. Any changes in how the Company determines ESP could impact the timing of revenue recognition.

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

Revenue Sharing Agreements

The Company maintains Revenue Sharing Agreements (“RSAs”) entered into with various parties prior to 2002, whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates from clients in specific geographical areas. The parties typically paid the Company a non-refundable up-front fee for the rights to these future payments. The Company has initially recorded this up-front fee as a long-term liability in the accompanying consolidated balance sheets. Given the criteria under which these RSAs were established, cash payments from these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method (See Note 12).

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license fee paid, or payable, to the Company, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed by the Company based on the terms of the agreement. The Company has twenty four active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia, Peru, Bonaire, St. Maarten, Aruba and Suriname. The following areas each have two license agreements: Venezuela, India, Nicaragua and Curacao.

In addition to the license fee, the Company earns processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Curacao, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela and Curacao, who are Chile, Colombia, Peru and Bonaire, St. Maarten, Aruba and Suriname, respectively. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue from China, India and Mexico, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less.

Restricted Cash

The Company has restricted cash of $2,700,000 and $200,000 as of November 30, 2011 and November 30, 2010, respectively. The Company’s bank provided a Letter of Credit in favor of a company that provides third-party financing to the Company’s clients. As a requirement to issue the Letter of Credit, the Company’s bank required that $200,000 of cash be designated restricted.

On August 25, 2011, the Company transferred $2,500,000 to a Grantor Trust (See Note 16) for payments under certain executive employment agreements. The Trust is irrevocable and the Company has no power to direct the Trustee (Wells Fargo National Association) to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. As of November 30, 2011, the trust monies are being held as cash.

Marketable Securities and Other Investments

The Company has certain investments in variable rate demand notes and equity securities, which are categorized as marketable securities and other investments. The Company believes these are conservative investments with a low risk for significant loss of principal. The Company regularly assesses its marketable security investments for impairments and adjusts its investment strategy, as it deems appropriate. The Company classifies certain marketable securities and other investments as current in the accompanying consolidated balance sheets based on original maturity dates of less than one year. The original cost basis of the other investments has been adjusted to fair value. Marketable securities and other investments are $1,008,404 and $1,138,404 as of November 30, 2011 and 2010.

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

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the umbilical cord blood and menstrual stem cell processing and storage programs and amounts due from license affiliates, and sublicensee territories and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2011 and 2010:

December 1, 2009	$510,440
Bad Debt Expense	514,679
Write-offs	(518,972)
Recoveries	277,207

November 30, 2010	783,354

Bad Debt Expense	227,907
Write-offs	(193,184)
Recoveries	124,456

November 30, 2011	$942,533

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of property and equipment are as follows:

Furniture and equipment	3-10 years
Leasehold improvements	Lesser of 8-10 years or the lives of the leases
Computer software - internal use	1-5 years

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

The Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software. Capitalized internal-use software costs, which are included in property and equipment, are depreciated over the estimated useful lives of the software.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. During fiscal 2011, the Company determined that previously capitalized costs associated with the development of internal use computer software would be of no further use to the Company and should be written off and the asset is fully impaired. As of November 30, 2011, the Company impaired the related internal use computer software costs in the amount of $627,034 which is included in impairment of internal use software in the accompanying consolidated statements of operations. There was no impairment as of November 30, 2010.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $211,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2011.

Amortization expense was approximately $40,000 and $34,000 in 2011 and 2010, respectively. Accumulated amortization was approximately $74,000 and $68,000 in 2011 and 2010, respectively. The difference in amortization expense and accumulated amortization is due to the abandonment of patents during 2011. Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized net patent costs are included in deposits and other assets in the accompanying consolidated balance sheets. Patent costs are as follows:

	2011	2010
Patents	$529,385	$684,484
Less: Accumulated amortization	(74,060)	(68,127)

Net Patents	$455,325	$616,357

The future amortization expenses are as follows:

Fiscal Year Ending November 30,	Amortization
2012	$27,792
2013	$27,792
2014	$27,792
2015	$27,792
2016	$27,792
Thereafter	$316,365

Investment in Saneron

The Company owns 34% and 35% as of November 30, 2011 and November 30, 2010, respectively, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2011 and November 30, 2010. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $7,756,000 and $6,972,000 as of November 30, 2011 and November 30, 2010, respectively, as the Company does not currently believe it is “more likely than not” that all of the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

There was no U.S. income tax expense for fiscal 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

For fiscal 2010, the Company recorded an income tax benefit, net of foreign taxes of approximately $1,561,000. During fiscal 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,719,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters leading up to the decision, steadily improving operations and positive expectations for future taxable income.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $172,000 and $158,000 for the years ended November 30, 2011 and 2010, respectively, of foreign income tax expense, which is included in income tax (expense) benefit in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2011 and 2010, the Company had no provisions for interest or penalties related to uncertain tax positions.

Sales Distributor Agreements

The Company has entered into sales distributor agreements with certain partners in various international markets in an attempt to capitalize on the Company’s menstrual stem cell technology. The partners will be authorized, exclusive, independent distributors responsible for promoting, marketing and selling the menstrual stem cell service in the designated territory. The partners will receive a sales commission on the net selling price for the processing and first year of storage of the menstrual stem cell specimen. The Company has executed agreements with distribution partners in Venezuela and Panama. There have not been any commissions paid with regards to these agreements.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the umbilical cord blood and menstrual stem cell specimens.

Advertising

Advertising costs are expensed as incurred and are included in marketing, general and administrative expenses in the accompanying consolidated statements of operations. The total amount included in marketing, general and administrative expenses for the fiscal years ended November 30, 2011 and 2010 was approximately $2,200,000 and $2,000,000, respectively.

Rent Expense

Rent paid is expensed based on a straight-line basis over the term of the lease due to the existence of fixed escalation clauses in the leases, and is included in cost of sales and marketing, general and administrative expenses in the accompanying consolidated statements of income. All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in marketing, general and administrative expenses in the accompanying consolidated statements of operations.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 and 2010, respectively, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at November 30, 2011	Fair Value Measurements at November 30, 2011 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,008,404	$6,404	$1,002,000	—

	Fair Value at November 30, 2010	Fair Value Measurements at November 30, 2010 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,138,404	$6,404	$1,132,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $1,002,000 and $1,132,000 in variable rate demand notes at November 30, 2011 and November 30, 2010, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy.

The Company further invests in exchange-traded equity securities of $6,404 at November 30, 2011 and November 30, 2010. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ deficit on other investments as of November 30, 2011 and November 30, 2010.

Product Warranty and Cryo-Cell CaresTM Program

The Company provides its customers enrolled under the new pricing structure (beginning December 2005) with a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Additionally, under the Cryo-Cell CaresTM program the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program is available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company’s reserve balance is based on the $50,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2011 and November 30, 2010 the Company recorded reserves under these programs in the amounts of $13,351 and $11,732, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions.

(Loss) Income per Common Share

Basic (loss) income per common share was computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2011	November 30, 2010 (as adjusted)
Numerator:
Net (Loss) Income	($2,095,526)	$3,464,458
Denominator:
Weighted-average shares outstanding-basic	11,763,290	11,752, 574
Dilutive common shares issuable upon exercise of stock options	—	56,108

Weighted-average shares-diluted	11,763,290	11,808,682

(Loss) Earnings per share:
Basic	($0.18)	$0.29

Diluted	($0.18)	$0.29

For the year ended November 30, 2011, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. For the year ended November 30, 2010, the Company excluded the effect of 601,421 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. The number of outstanding options was 608,419 and 816,421 as of November 30, 2011 and November 30, 2010, respectively.

Stock Compensation

As of November 30, 2011, the Company has two stock-based employee compensation plans, which are described in Note 7. The Company recognized approximately $329,000 and $128,000 for the years ended November 30, 2011 and 2010, respectively of stock compensation expense.

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

Reclassification

Certain amounts in the November 30, 2010 consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, the current portion of the deferred consulting agreement was reclassified from long-term deferred consulting obligation to short-term deferred consulting obligation in the 2010 consolidated balance sheet.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the second quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of 2013. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-12 in the first quarter of 2013.

NOTE 2 – MARKETABLE SECURITIES AND OTHER INVESTMENTS.

Marketable Securities

The Company accounts for marketable securities and other investments at cost, fair value or considers fair value of their measurement under various accounting literature. Adjustments to the fair value in the Company’s marketable securities and other investments are reflected in accumulated other comprehensive loss.

Marketable securities, consisting of variable rate demand notes, were $1,002,000 and $1,132,000 at November 30, 2011 and 2010, respectively. The Company purchases variable rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these demand notes at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of November 30, 2011 and 2010 was approximately $6,400. There was no unrealized holding gain or loss recorded as a component of stockholders’ equity on other investments as of November 30, 2011 and 2010, respectively.

NOTE 3 – INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For each of the years ended November 30, 2011 and 2010, the Company had an ownership interest of approximately 34% and 35%, respectively, in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of November 30, 2011 and 2010, the net Saneron investment, which consists solely of goodwill, is reflected on the consolidated balance sheets at $684,000. During 2011 and 2010, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and goodwill was not impaired during 2011 or 2010.

For the fiscal year ended November 30, 2011 and 2010, the Company recorded equity in losses of Saneron operations of approximately $227,000 and $183,000, respectively. Equity in losses of affiliate for the year ended November 30, 2011 consists of approximately $133,000 related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors as well as approximately $94,000 of historical losses from Saneron that have been realized in prior periods and were not material to any periods presented. Equity in losses of affiliate for the year ended November 30, 2010 consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors in the amount of $91,000 as well as a write-down of the promissory note due from Saneron in the amount of $92,000. The Company will continue to record equity in losses of affiliate related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of November 30, 2011 and 2010, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000, within stockholders’ equity as treasury stock.

In January 2008, the Company announced that it has formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s menstrual stem cell technology. Cryo-Cell and Saneron will collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

NOTE 4 – PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2011	2010
Furniture and equipment	$4,479,200	$4,045,945
Leasehold improvements	1,176,570	1,076,140
Computer software - internal use	799,041	1,558,768

	6,454,811	6,680,853

Less: Accumulated Depreciation	(4,914,572)	(4,458,685)

Total Property and Equipment	$1,540,239	$2,222,168

Depreciation expense was approximately $540,000 in 2011 and approximately $547,000 in 2010 of which approximately $219,000 and $286,000 is included in cost of sales, respectively, in the accompanying consolidated statements of operations.

During fiscal 2011, the Company determined that previously capitalized costs associated with the development of internal use computer software would be of no further use to the Company and should be written off. The asset is fully impaired. As of November 30, 2011, the Company disposed of internal use computer software costs in the amount of $627,034 which is included in impairment of internal use software in the accompanying consolidated statements of operations.

NOTE 5 – ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2011	2010

Legal and accounting	$177,649	$39, 364
Payroll and payroll taxes (1)	1,065,760	181,584
Interest expense	730,593	807,312
General expenses	342,873	592, 961

	$2,316,875	$1,621,221

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2011 and November 30, 2010. Also, included as of November 30, 2011 is approximately $950,000 in severance related to lost salary, bonuses and benefits that Mercedes Walton could be entitled to in accordance with Ms. Walton’s employment agreement dated August 15, 2006, as amended July 16, 2007. See Note 16.

NOTE 6 – INCOME TAXES.

The Company recorded the following income tax provision (benefit) for the years ended November 30, 2011 and 2010.

	2011	2010 (as adjusted)
Current:
Federal	$—	$—
State	—	—
Foreign	172,000	158,000
Subtotal	172,000	158,000
Deferred:
Federal		(1,561,700)
State		(157,300)
Foreign	—	—
Subtotal		(1,719,000)

Income tax provision (benefit)	$172,000	$(1,561,000)

As of November 2011 and 2010 the tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	2011
	Current	Non-current	Total
Tax Assets:
Deferred income (net of discounts)	$215,000	$3,811,000	$4,026,000
NOL’s, credits, and other carryforward items	—	3,223,000	3,223,000
Tax over book basis in unconsolidated affiliate	—	1,247,000	1,247,000
Accrued payroll	28,000	—	28,000
Reserves and other accruals	890,000	—	890,000
Deferred compensation	—	27,000	27,000
Stock compensation	—	77,000	77,000

Total Assets:	1,133,000	8,385,000	9,518,000

Tax Liabilities:
Depreciation and amortization	$—	($43,000)	($43,000)
Less: Valuation Allowance	(923,000)	(6,833,000)	(7,756,000)

Net Deferred Tax Asset (Liability)	$210,000	$1,509,000	$1,719,000

	2010 (as adjusted)
	Current	Non-current	Total
Tax Assets:
Deferred income	$212,000	$3,670 ,000	$3,882,000
NOL’s, credits, and other carryforward items	—	3,027,000	3,027,000
Tax over book basis in unconsolidated affiliate	—	1,162,000	1,162,000
Accrued payroll	43,000	—	43,000
Reserves and other accruals	552,000	—	552,000
Deferred compensation	—	69,000	69,000
Stock compensation	—	77,000	77,000

Total Assets:	807,000	8,005,000	8,812,000

Tax Liabilities:
Depreciation and amortization	$—	($121,000)	($121,000)
Less: Valuation Allowance	(639,000)	(6,333,000)	(6,972,000)

Net Deferred Tax Asset (Liability)	$168,000	$1,551,000	$1,719,000

A partial valuation allowance covering the deferred tax assets of the Company as of November 30, 2011 and 2010, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance increased by approximately $784,000 and decrease by approximately ($2,426,000) in 2011 and 2010. The 2011 increase was predominantly a result of increased accrued expenses and foreign tax credits. The 2010 decrease was a result of both utilization of net operating carryforwards and releasing the valuation allowance associated with projected income for years ending November 30, 2011 through November 30, 2013. During fiscal 2010, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $1,719,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in seven of the eight last quarters leading up to the decision, steadily improving operations and expectations for future taxable income.

The Company has unused net operating losses available for carryforward as of November 30, 2011 of approximately $6,163,000 to offset future federal taxable income. The net operating loss carryforwards expire during 2022 through 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. Management has completed an internal analysis of potential ownership changes and has concluded that no ownership changes have occurred through November 30, 2011 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2011	%	2010 (as adjusted)%

Tax at Federal Statutory Rate	(712,000)	(34.0)	593,000	34.0

State Income Tax Effect	(76,000)	(3.6)	63,000	3.6

Increase (decrease) in valuation allowance	784,000	37.4	(2,426,000)	(139.0)

Permanent Disallowances	176,000	8.4	111,000	6.4

Capital loss expirations	0	0	2,000	.1

Foreign tax credits	(172,000)	(8.2)	(158,000)	(9.1)

Foreign tax withholding	172,000	8.2	158,000	9.1

Other	0	0	96,000	5.5

Total income taxes	$172,000	8.2	($1,561,000)	(89.4)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2011 and 2010, the Company had no provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2011:

Jurisdiction	Open Tax Years	Examination in Process

United States - Federal Income Tax	2007 - 2010	N/A

United States - various states	2006 - 2010	N/A

NOTE 7 – STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2011, the Company issued 68,417 common shares to option holders who exercised options for $80,936. Further, during the year ended November 30, 2011, certain option holders exercised 56,667 options, using the net exercise method. Under the net exercise method, the option holders surrendered 24,431 options, to cover the total cost of exercising the stock options resulting in net common shares of 32,236 being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan. There were no options exercised during the year ended November 30, 2010.

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

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). The Company has issued 662,236 options from the 2006 Plan to date. As of November 30, 2011, there were 337,764 shares available for future issuance under the 2006 plan.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2011 and 2010 are as follows:

	2011	2010
Weighted average values:
Expected dividends	0%	0%
Expected volatility	108%	101%
Risk free interest rate	1.20%	2.16%
Expected life	5.5 years	5 years

The range of expected volatilities for options issued during fiscal 2011 and 2010 are as follows:

2011	2010

89% - 111%	99% - 107%

Stock Options

Stock option activity for the 2000 Plan and the 2006 Plan for the year ended November 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	816,421	$1.87	4.67	$471,109

Granted	365,000	2.65		15,600
Exercised	(125,084)	1.11		133,782
Terminated/Expired	(447,918)	2.01		77,067

Outstanding at November 30, 2011	608,419	$2.40	6.38	$37,490

Exercisable at November 30, 2011	255,142	$2.35	4.89	$23,113

The weighted average grant date fair value of options granted during the years ended November 30, 2011 and November 30, 2010 was $2.12 and $1.05, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on November 30, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The aggregate intrinsic value of options exercised during the years ended November 30, 2011 and November 30, 2010 was $77,067 and $0, respectively.

Significant option groups outstanding and exercisable at November 30, 2011 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	16,667	3.33	$0.68	15,001	$0.70
$1.01 to $2.00	183,293	4.98	$1.59	87,513	$1.61
$2.01 to $3.00	348,334	8.13	$2.74	92,503	$2.69
$3.01 to $4.00	60,125	1.35	$3.34	60,125	$3.34

	608,419	6.38	$2.40	255,142	$2.35

A summary of the status of the Company’s non-vested options as of November 30, 2011, and changes during the year ended November 30, 2011, is presented below.

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2010	381,967	$1.11

Granted	365,000	2.12
Vested	(244,907)	1.35
Forfeited	(148,783)	1.21

Non-vested at November 30, 2011	353,277	$1.94

As of November 30, 2011 and November 30, 2010, there was approximately $547,000 and $189,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan and the 2006 Plan. As of November 30, 2011 and November 30, 2010, the cost is expected to be recognized over a weighted-average period of 2.1 and 1.9 years, respectively. The total fair value of shares vested during the years ended November 30, 2011 and November 30, 2010 was approximately $329,600 and $136,000, respectively.

NOTE 8 – LICENSE AGREEMENTS

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

Technology Agreements

The Company has entered into definitive License and Royalty Agreements with Cryo-Cell de Mexico (“Mexico”) and Asia Cryo-Cell Private Limited to establish and market its umbilical cord blood program in Mexico and India, respectively.

The Company has entered into definitive License and Royalty Agreements with Asia Cryo-Cell Private Limited and S-Evans Bio-Sciences, Inc. to establish and market its menstrual stem cell program in India and China, respectively.

On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. Mexico also has the option to pay off the amount early with no penalties. The amendment is expected to result in a reduction of licensee income in future periods.

As of November 30, 2011, the Company recorded a receivable of $1,656,476 and deferred revenue of $1,633,910 in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received two installments of $50,000 which is reflected in the consolidated statement of operations at November 30, 2011 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has entered into definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Aruba, Bonaire, Chile, Colombia, Costa Rica, Curacao, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru, St. Maarten, Suriname and Venezuela.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,421,000 and $1,115,000 for fiscal years 2011 and 2010, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2011 and 2010. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2011			2010
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

China	$—	$50,000	$50,000	$—	$10,094	$10,094
India	—	677,647	677,647	—	496,631	496,631
Mexico	—	595,306	595,306	—	837,194	837,194
Curacao	—	—	—	5,000	—	5,000
Costa Rica	15,983	—	15,983		—	—
Germany (1)	9,769	—	9,769	—	—	—
Nicaragua	15,000	—	15,000	25,000	—	25,000
Pakistan	—	—	—	20,000	—	20,000
Venezuela	—	—	—	125,000		125,000

Total	$40,752	$1,322,953	$1,363,705	$175,000	$1,343,919	$1,518,919

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. For the years ended November 30, 2011 and the November 30, 2010, Germany paid the Company $9,769 and $0, respectively, which is reflected in the accompanying consolidated statements of operations. The Company has not recorded any additional revenue associated with the two agreements in the Company’s consolidated statements of operations for the years ended November 30, 2011 and 2010, as the collectability is uncertain.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements which include severance arrangements, are for periods ranging from one to two years and contain certain provisions for severance payments in the event of termination or change of control.

Deferred Consulting Obligation

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. This agreement was terminated and following negotiations, a confidential agreement was negotiated by the parties. The Company commenced payments under the terms of the new agreement during fiscal 2005. In fiscal 2011 and 2010, the Company recognized $9,338 and $16,754, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $72,183 and $183,055, as of November 30, 2011 and 2010, respectively.

NOTE 10 – LEASES.

During April 2004, the Company entered into a ten-year lease for its new corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment, which amends the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at the same location. All leases include provisions for escalations and related costs. The Company records rental expense under the straight-line method over the term of the lease. Rent charged to operations was $274,215 and $278,848 for the fiscal years ended November 30, 2011 and 2010, respectively and is included in cost of sales and marketing, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year Ending November 30,	Rent
2012	$313,781
2013	$323,255
2014	$333,064
2015	$28,048

NOTE 11 – RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to allocate up to 15% of their salaries. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2011 and November 30, 2010, the Company made matching contributions of approximately $67,000 and $60,000, respectively, to the 401(k) Plan.

NOTE 12 – REVENUE SHARING AGREEMENTS (“RSAs”)

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

On December 6, 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor RSA. Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The long-term liability related to Bio-Stor in the amount of $900,000 has been reclassed and is reflected as short-term liability – revenue sharing agreements in the accompanying consolidated balance sheets as of November 30, 2011.

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

The Company made total payments to all RSA holders of $1,408,726 and $1,412,887 for the fiscal years ended November 30, 2011 and 2010, respectively. The Company recorded RSA accruals of $730,524 and $807,171 as of November 30, 2011 and 2010, respectively, which are included in accrued expenses in the accompanying consolidated balance sheet. The Company has recorded a receivable of $177,498 and $293,093 as of November 30, 2011 and 2010, related to the historical overpayments for annual storage fees not collected for RSA specimens.

NOTE 13 – AGREEMENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. As of November 30, 2011 and November 30, 2010, approximately $20,000 and $13,000, respectively, has been expensed and is reflected in the consolidated statements of operations. The remaining balance of approximately $67,000 and $87,000 as of November 30, 2011 and November 30, 2010, respectively, is recorded as a deposit on the accompanying consolidated balance sheets.

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

The Company also filed a motion for a temporary injunction. CBAI filed a motion to dismiss on the ground that CCMEX was an indispensable party to the action. After a hearing on January 14, 2011, the court granted the motion to dismiss, allowing the Company to join CCMEX to the action, and setting a hearing on February 25, 2011 on the Company’s motion for an injunction. On January 20, 2011, the Company filed an amended complaint alleging tortuous interference with a business relationship by CBAI, misappropriation of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act by CBAI, dilution of trademark in violation of Florida Statute Section 495.151 by CBAI, common law unfair competition against CBAI, breach of license agreement by CCMEX and unfair and deceptive trade practices in violation of the Florida Unfair and Deceptive Trade Practices Act by CCMEX and CBAI. The amended complaint sought damages against CBAI and CCMEX and injunctive relief. After CCMEX was joined to the action, both defendants filed motions to dismiss, and the injunction hearing has been continued. On March 18, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The court granted the motion for a rehearing filed by the Company. On September 7, 2011, the court granted the motions to dismiss filed by CBAI and CCMEX. The Company did not file an appeal.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of November 30, 2011. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of November 30, 2011, associated with the agreement and the expense is reflected in marketing, general and administrative expenses in the accompanying consolidated statements of operations for the year ended November 30, 2011. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement.

NOTE 15 – RETROSPECTIVE ADOPTION OF NEW ACCOUNTING PRINCIPLE

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. During the first quarter of fiscal 2011, the Company adopted the new accounting principle on a retrospective basis. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principle. Note 1, “Basis of Presentation” under the subheadings “Retrospective Adoption of New Accounting Principle” and “Revenue Recognition for Arrangements with Multiple Deliverables” of this Form 10-Q provide additional information on the Company’s change in accounting resulting from the adoption of the new accounting principle and the Company’s revenue recognition accounting policy.

The following table presents the effects of the retrospective adoption of the new accounting principle to the Company’s previously reported consolidated financial statements:

	As Previously Reported	As Adjusted

Consolidated Statement of Stockholders Deficit as of November 30, 2009:

Accumulated deficit	$29,308,756	$28,813,800

Consolidated Balance Sheet as of November 30, 2010:

Current liabilities - deferred revenue	$5,598,088	$5,472,332

Long-term liabilities - deferred revenue	$7,507,437	$7,015,118

Accumulated deficit	$(25,898,095)	$(25,349,342)

Consolidated Statement of Operations for the Year Ended November 30, 2010:

Processing and storage fees	$16,120,657	$16,243,776

Total revenue	$17,639,576	$17,762,695

Operating Income	$3,222,301	$3,345,420

Income before equity in losses of affiliate and income tax expense	$1,964,048	$2,087,167

Income before income tax expense	$1,780,634	$1,903,753

Income tax benefit	$1,630,027	$1,560,705

Net income	$3,410,661	$3,464,458

Net income per common share - basic	$0.29	$0.29

Net income per common share - diluted	$0.29	$0.29

Consolidated Statement of Cash Flows for the Year Ended November 30, 2010:

Net income	$3,410,661	$3,464,458

Deferred income tax benefit	$(1,788,241)	$(1,718,919)

Change in deferred revenue	$248,755	$125,636

NOTE 16 – PROXY CONTEST

In August 2007, Mr. David Portnoy (the plaintiff) brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of stockholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, at which the directors nominated in management’s proxy statement dated February 11, 2008 were elected by the Corporation’s stockholders.

On May 9, 2011, the Company was notified that Mr. David Portnoy nominated five directors to the Company’s board of directors to compete with the Company’s board of directors at the 2011 Annual Meeting. Mr. Portnoy conducted his own solicitation of the Company’s stockholders in favor of his nominees. In light of the activities associated with the 2007 annual meeting, on June 6, 2011, Mr. Portnoy brought another action seeking declaratory relief in the Delaware Chancery Court before the same judge that had ruled on the 2007 action.

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton, Jill Taymans and Julie Allickson (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is reflected as restricted cash in the accompanying consolidated balance sheet as of November 30, 2011. The Trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. As of February 28, 2012, two of the three Participants continue to be employed by the Company.

On August 24, 2011, the Board of Directors of the Company approved the acceleration of any unvested stock options and the extension of the exercise period of such options for options held by the Board of Directors and Mercedes Walton, Jill Taymans and Julie Allickson in the event of a Change in Control. On November 23, 2011, the Board of Directors of the Company revoked the previous resolution.

The Company held its 2011 Annual Meeting of Stockholders on August 25, 2011 (“the Annual Meeting”). The final voting results were certified by the Inspector of Elections on August 30, 2011. Mr. Portnoy’s nominees were elected to the Company’s board of directors triggering a complete change in the Company’s Board of Directors.

On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of November 30, 2011, associated with the agreement and the expense is reflected in marketing, general and administrative expenses in the accompanying consolidated statement of operations for the year ended November 30, 2011. Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed were approximately $528,000 and are reflected in marketing, general and administrative expenses in the accompanying consolidated statement of operations for the year ended November 30, 2011.

NOTE 17 – RELATED PARTY TRANSACTIONS

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Executive Officer Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy.

During the year ended November 30, 2011, the Company reimbursed Focus Financial Group approximately $349,506 related to the reimbursement of the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. David Portnoy is the chairman of Focus Financial, an investment banking firm.

During the year ended November 30, 2011, the Company engaged PartnerCommunity, Inc. for IT consulting services. During the year, the Company paid PartnerCommunity, Inc. $6,759 which is reflected in marketing, general and administrative expenses in the accompanying statement of operations. David Portnoy is the chairman of the board and secretary of PartnerCommunity, Inc., a Florida corporation that provides software and hardware integration solutions to telecommunication companies, including AT&T and Verizon.

NOTE 18 – SAFTI-CELL

On September 24, 2009, the Company entered into an Asset Purchase Agreement with Red Rock Investments, LLP (“Red Rock”) to purchase the assets and rights related to Safti-Cell, Inc. (“Safti-Cell”), which was mainly cryogenic storage units, to cancel the Safti-Cell contract, as well as, to assume the remaining portion of Safti-Cell’s building lease. Safti-Cell had provided back-up dual cryogenic storage of umbilical cord stem cells as part of the Company’s service offering. The original twenty-year storage agreement required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers. The Asset Purchase Agreement required the Company to pay $750,000 to Red Rock in installments of which $53,150 was allocated to the purchase of the cryogenic storage units and $696,850 was allocated to the cancellation of the contract and included in the consolidated statements of operations for the year ended November 30, 2009. The first installment of $375,000 was paid on September 24, 2009. The remaining $375,000, which had a stated interest rate of 3.25% and was collateralized by the assets and the rights to the Safti-Cell cryogenic storage units, was paid in full in equal quarterly installments of principal plus interest of approximately $95,000 during fiscal 2010. All of the specimens stored at Safti-Cell were moved to the Company’s laboratory for continued storage. The twenty-year storage agreement entered into in October 2001 which required Cryo-Cell to pay fees to Safti-Cell for each specimen stored in the facility for Cryo-Cell customers was terminated as a result of the Asset Purchase Agreement. The Company’s made no payments to Safti-Cell for storage for the fiscal years ended November 30, 2011 and 2010. Due to the cancellation of the contract with Safti-Cell, the Company will save approximately $3,300,000 over the next 12 years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2011. In connection with our evaluation, management identified a material weakness in internal control over financial reporting as of November 30, 2011 related to the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework and the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of November 30, 2011. To address the identified material weakness discussed above, we are in the process of enhancing our internal control process to implement a review process of non-routine transactions and to engage qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names, ages and background of the current Board of Directors and Executive Officers of the Company, as well as the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company’s business and structure at the time of this filing. We have provided this discussion in a separate paragraph immediately below the biographical information provided by for each director. Because the discussion of the specific experience, qualifications, attributes or skills of a director or nominee for director is to be made in light of the Company’s business and structure at the time of the particular filing, the content of this discussion may change for one or more directors or nominees in future filings.

David I. Portnoy, age 49, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Mr. Portnoy is President of Focus Financial Corp., a private investment banking and venture capital firm that was formed in 1988. Mr. Portnoy serves as Chairman of the Board of Directors of PartnerCommunity, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company.

Mark L. Portnoy, age 48, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Mr. Portnoy currently serves on the boards of directors of PartnerCommunity, Inc. and uTIPu Inc., a private Internet-based business. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mark Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Jonathan H. Wheeler M.D., age 51. Dr. Wheeler has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services.

George Gaines, age 57. Mr. Gaines has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston, Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent.

Harold D. Berger, age 47. Mr. Berger has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA).

Anthony Atala, M.D., 53. Dr. Atala serves as Director of the Wake Forest Institute for Regenerative Medicine, and the W.H. Boyce Professor and Chair of the Department of Urology at Wake Forest University. Dr. Atala is a practicing surgeon and a globally recognized stem cell researcher in the area of regenerative medicine. His current work focuses on growing new human cells, tissues and organs. Dr. Atala works with several journals and serves in various roles, including Editor-in-Chief of Stem Cells Translational Medicine, Current Stem Cell Research and Therapy, and Therapeutic Advances in Urology; as Associate Editor of Tissue Engineering and Regenerative Medicine, The Journal of Rejuvenation Research, Nanotechnology in Engineering and Medicine, Gene Therapy and Regulation, and Current Reviews in Urology; as Executive Board Member or Section Editor of the journal Tissue Engineering and International Journal of Artificial Organs, and as Editorial Board member of the International Journal of Stem Cells, Stem Cell Review Letters, Expert Opinion on Biological Therapy, Biomedical Materials, the Journal of the American College of Surgeons, the Journal of Urology, BioMed Central-Urology, Urology, and Current Opinion in Urology. Dr. Atala currently serves as a Trustee to Allegacy Federal Credit Union, and a Board of Directors member of Plureon, Inc. Dr. Atala served as a Board of Director member of Tengion Corporation from 2004 to 2006. Dr. Atala received a BA degree from the University of Miami, and an MD degree from the University of Louisville. He completed his surgical internship and urology residency at the University of Louisville, and a pediatric urology surgery fellowship at Children’s Hospital and Harvard Medical School. Dr. Atala has led or served several national professional and government committees, including the National Institutes of Health working group on Cells and Developmental Biology, and the National Institutes of Health Bioengineering Consortium. He is currently an NIH “Quantum Grant” awardee. The Wake Forest Institute of Regenerative medicine has a team of over 160 physicians and researchers. Ten applications of technologies developed in Dr. Atala’s laboratory have been used clinically. He is the editor of 8 books, including Methods of Tissue Engineering, Principles of Regenerative Medicine, and Minimally Invasive Urology, and has published more than 250 journal articles and has applied for or received over 200 national and international patents.

Other Executive Officers

Biographical information regarding the Company’s executive officers who are not currently serving as directors of the Company is set forth below:

Jill Taymans, 42, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Julie Allickson, Ph.D., 49, Vice President of Laboratory Operations and R&D. Dr. Allickson joined the Company in 2004 as Technical Director of Laboratory Operations and has served as the Company’s Vice President of Laboratory Operations and R&D since April 2007. Dr. Allickson also has served as a member of the Cryo-Cell Medical Scientific Advisory Board since October 2006. Prior to joining the Company, she worked for the University of Miami-School of Medicine, Diabetes Research Institute since 2000 as the Laboratory Manager of the cGMP Cell Processing Facility where she had responsibility for cell processing operations, laboratory design and implementation and regulatory affairs. Prior to that time, she worked for the American Red Cross since 1989, managing the Hematopoietic Cell Processing and Platelet Serology Laboratory. Dr. Allickson has 20 years of laboratory experience and 17 years in Cellular Therapy Processing. She was one of the founding members of the International Society of Cellular Therapy in 1992, has been a member of the AABB for 17 years and is a member of the AABB Standards Committee for Cell Therapy Product Services.

Audit Committee Financial Expert

The audit committee is comprised entirely of non-employee, independent members of the board of directors. The purpose of the audit committee is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the Company’s internal control systems, audit functions, financial reporting processes, and methods of monitoring compliance with legal and regulatory matters. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements. In addition, the board of directors has determined that audit committee Chairman, Mr. Harold Berger, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Mr. Berger’s relevant experience includes his current position with his own accounting practice, as well as, his prior position as an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As of the date hereof, director Anthony Atala has not yet filed a Form 3 or Form 4. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during fiscal 2011, we believe that all other such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2011 and November 30, 2010 by (i) the Company’s Chief Executive Officer and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2011 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
David Portnoy Co-Chief Executive Office (1)	2011	$54,519	$0	$79,542	$0	$0	$134,061
Mark Portnoy Co-Chief Executive Officer (1)	2011	$48,462	$0	$79,542	$0	$0	$128,004
Jill M. Taymans Vice President Finance, Chief Financial Officer	2011	$177,852	$0	$11,605	$0	$0	$189,457
	2010	$175,838	$0	$4,945	$0	$0	$180,783
Julie Allickson Vice President of Laboratory Operations and R&D	2011	$158,335	$0	$11,605	$0	$0	$169,940
	2010	$156,202	$0	$4,945	$0	$0	$161,147
Mercedes Walton Former Chief Executive Officer (4)	2011	$319,692	$0	$31,551	$0	$19,806	$371,049
	2010	$371,198	$0	$17,080	$0	$22,973	$411,251

(1)	Messrs. Portnoy and Portnoy became Co-Chief Executive Officers effective August 30, 2011 and accordingly their compensation disclosure reports for only this period of fiscal 2011.
(2)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2011 and 2010. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(3)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.
(4)	On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the compensation committee. At the end of the fiscal year each performance target is measured and bonuses are paid at the end of the fiscal year if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal years 2011 and 2010, 75% of the amount of the potential bonus was based on the Company performance targets and 25% was based on the named executive officer’s individual performance objectives associated with corporate strategy. The revenue and earnings target levels disclosed below and the undisclosed number of new umbilical cord blood and menstrual stem cell units and customer satisfaction survey results target levels utilized in fiscal 2010 and 2011 require significant effort by the Company to achieve extraordinary performance and are very difficult to attain. In fiscal 2010, the Company performance targets required to earn cash bonuses were based on the number of new umbilical cord blood and menstrual stem cell units; $16.8 million in revenue; $1.3 million in earnings; and customer satisfaction survey results. No cash bonuses were paid to the named executive officers in fiscal 2010 because the Company did not meet all of the performance targets for fiscal 2010. In fiscal 2011, the Company performance targets required to earn cash bonuses were based on the number of new umbilical cord blood and menstrual stem cell units; $19.4 million in revenue; $1.9 million in earnings; and customer satisfaction survey results. No cash bonuses were paid to the named executive officers in fiscal 2011 because the Company did not meet all of the performance targets for fiscal 2011.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There were 200,000 and 50,625 stock options awarded to the named executive officers in 2011 and 2010, respectively.

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

Employment Agreements and Change in Control Arrangements

David Portnoy Employment Agreement. On December 1, 2011, the Company entered into a two year employment agreement (the “David Portnoy Employment Agreement”) with David Portnoy as the Chairman of the Board and Co-Chief Executive Officer effective December 1, 2011 (the “Commencement Date”). The David Portnoy Employment Agreement provides for an annual base salary of $225,000. In addition to base salary, for the fiscal years ending November 30, 2012 and November 30, 2013, Mr. Portnoy will be entitled to a performance-based bonus of an amount up to 35%, 65% or 100% of base salary, depending on whether the stated performance targets are achieved. On February 13, 2012, the David Portnoy Employment Agreement was amended to clarify that the determination of whether the “Threshold”, “Target”, and “Stretch” performance standards have been achieved with respect to (i) bonuses to be paid under Section 3(b) of the David Portnoy Employment Agreement; and (ii) the grant of the equity awards described in Section 3 (c)(ii) of the David Portnoy Employment Agreement, shall be made without regard to any accounting impact of such awards on the Company’s financial statements. The amendment to the David Portnoy Employment Agreement also revises Section 3(c)(ii) to correct the Company’s fiscal year end date. The David Portnoy Agreement provides a signing bonus in the form of non-qualified stock options. Accordingly, on December 1, 2011, the Mr. Portnoy was granted stock options to acquire 200,000 shares of Company stock at $1.72 per share, which was the closing price of the Company’s stock on that day. One-third of the award is vested on the day of grant, one-third becomes vested on the first anniversary of the grant date, and one-third becomes vested on the second anniversary of the grant date. If specified performance targets are achieved at the “stretch” level and Mr. Portnoy is still employed by the Company as of November 30, 2013, Mr. Portnoy will receive a grant of non-qualified stock options of up to 300,000 shares. Such grants shall be made no later than February 28, 2014 and shall have a grant price equal to $1.72, which is the closing price of the Company’s stock on December 1, 2011.

The David Portnoy Agreement also provides for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. Mr. Portnoy’ s principal place of employment shall be at the Company’s headquarters, but he may elect in his discretion to work from his residence in Miami, Florida. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay him up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. Mr. Portnoy will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

Upon the occurrence of an involuntary termination of employment or a voluntary termination of employment for “Good Reason” (as defined in the agreements), the David Portnoy Employment Agreement provides for severance pay equal to the greater of one times Mr. Portnoy’s then-current annual base salary or the then-current base salary for the remaining term of the agreement, paid in a lump sum. However, if such termination of employment is in connection with a change in control (as defined in the agreements) that occurs before December 1, 2012, then the agreements provide for severance pay equal to two times Mr. Portnoy’s then-current base salary and the Company will reimburse the Executive, on a grossed up basis, for any penalty taxes owed on any excess parachute amounts under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Company shall provide, at no cost to Mr. Portnoy, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for Mr. Portnoy prior to such termination for 36 months after the termination. If the termination of employment is due to disability (as defined in the agreements), the agreements provide for the continuation of Mr. Portnoy’s base salary for the greater of one year or the remaining term of the agreement. If the termination of employment is due to death, the agreements provide for payment of Mr. Portnoy’s base salary for one year after his date of death, and the Company will continue to provide medical and dental coverage for Mr. Portnoy’s family for one year after his death. The agreements include a one-year non-competition restriction and a two-year restriction on solicitation of employees or customers.

Mark Portnoy Employment Agreement. On December 1, 2011, the Company entered into a two year employment agreement (the “Mark Portnoy Employment Agreement”) with Mark Portnoy as the Co-Chief Executive Officer effective December 1, 2011 (the “Commencement Date”). The Mark Portnoy Employment Agreement provides for an annual base salary of $200,000. In addition to base salary, for the fiscal years ending November 30, 2012 and November 30, 2013, Mr. Portnoy will be entitled to a performance-based bonus of an amount up to 35%, 65% or 100% of base salary, depending on whether the stated performance targets are achieved. On February 13, 2012, the Mark Portnoy Employment Agreement was amended to clarify that the determination of whether the “Threshold”, “Target”, and “Stretch” performance standards have been achieved with respect to (i) bonuses to be paid under Section 3(b) of the Mark Portnoy Employment Agreement; and (ii) the grant of the equity awards described in Section 3 (c)(ii) of the Mark Portnoy Employment Agreement, shall be made without regard to any accounting impact of such awards on the Company’s financial statements. The Mark Portnoy Agreement provides a signing bonus in the form of non-qualified stock options. Accordingly, on December 1, 2011, the Mr. Portnoy was granted stock options to acquire 200,000 shares of Company stock at $1.72 per share, which was the closing price of the Company’s stock on that day. One-third of the award is vested on the day of grant, one-third becomes vested on the first anniversary of the grant date, and one-third becomes vested on the second anniversary of the grant date. If specified performance targets are achieved at the “stretch” level and Mr. Portnoy is still employed by the Company as of November 30, 2013, Mr. Portnoy will receive a grant of non-qualified stock options of up to 300,000 shares. Such grants shall be made no later than February 28, 2014 and shall have a grant price equal to $1.72, which is the closing price of the Company’s stock on December 1, 2011.

The Mark Portnoy Agreement also provides for reimbursement for all business expenses, including moving expenses incurred for Mr. Portnoy to relocate his primary residence to Tampa, Florida. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay him up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. Mr. Portnoy will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

Upon the occurrence of an involuntary termination of employment or a voluntary termination of employment for “Good Reason” (as defined in the agreements), the Mark Portnoy Employment Agreement provides for severance pay equal to the greater of one times Mr. Portnoy’s then-current annual base salary or the then-current base salary for the remaining term of the agreement, paid in a lump sum. However, if such termination of employment is in connection with a change in control (as defined in the agreements) that occurs before December 1, 2012, then the agreements provide for severance pay equal to two times Mr. Portnoy’s then-current base salary and the Company will reimburse the Executive, on a grossed up basis, for any penalty taxes owed on any excess parachute amounts under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Company shall provide, at no cost to Mr. Portnoy, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for Mr. Portnoy prior to such termination for 36 months after the termination. If the termination of employment is due to disability (as defined in the agreements), the agreements provide for the continuation of Mr. Portnoy’s base salary for the greater of one year or the remaining term of the agreement. If the termination of employment is due to death, the agreements provide for payment of Mr. Portnoy’s base salary for one year after his date of death, and the Company will continue to provide medical and dental coverage for Mr. Portnoy’s family for one year after his death. The agreements include a one-year non-competition restriction and a two-year restriction on solicitation of employees or customers.

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, as the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2012.

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

Allickson Employment Agreement. On March 31, 2008, the Company entered into a one-year employment agreement with Julie Allickson, as the Company’s Vice President of Laboratory Operations and R&D (the “Allickson Employment Agreement”). Under the Allickson Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The ending date of the current term of the Allickson Employment Agreement is March 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2011:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011(1)	33,333	66,667		$2.90	August 31, 2018

Mark Portnoy	August 31, 2011(1)	33,333	66,667		$2.90	August 31, 2018

Jill Taymans	April 4, 2006 (2) August 3, 2009 (2) February 1, 2010(2)	29,548 12,375 3,094	— 6,188 6,187	$ $ $	3.34 1.73 1.50	April 4, 2013 August 3, 2016 February 1, 2017

Julie Allickson	April 4, 2006 (2) April 18, 2007 (3) August 3, 2009 (2) February 1, 2010(2)	18,624 15,000 12,375 3,094	— — 6,188 6,187	$ $ $ $	3.34 2.05 1.73 1.50	April 4, 2013 April 18, 2014 August 3, 2016 February 1, 2017

(1)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.
(2)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(3)	Options vested 1/12 on the 1st of each month following the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger (2)	$9,000	$3,614	$12,614
George Gaines (2)	$9,000	$3,614	$12,614
Jonathan Wheeler (2)	$9,000	$3,614	$12,614
Anthony Atala (2)	$4,000	$3,614	$7,614
Ki Yong Choi (3)	$17,000	$6,264	$23,264
Michael Cho (3)	$19,000	$8,111	$27,111
Scott Christian (3)	$25,000	$3,525	$28,525
Andrew Filipowski (3)	$23,000	$3,525	$26,525
Anthony Finch (3)	$25,000	$3,525	$28,525
Sung Won Sohn (3)	$21,000	$8,111	$29,111

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2011 under SFAS 123R with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents compensation beginning August 30, 2011. The Company held its 2011 Annual Meeting of Stockholders on August 25, 2011 (“Annual Meeting”) Harold Berger, George Gaines, Jonathan Wheeler and Anthony Atala were appointed to the Company’s Board of Directors.
(3)	Represents compensation for services through August 25, 2011. At the Company’s Annual Meeting, Ki Yong Choi, Michael Cho, Scott Christian, Andrew Filipowski, Anthony Finch and Sung Won Sohn were not re-elected to the Company’s Board of Directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 24, 2012 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Current directors, nominees and executive officers:
David Portnoy (3)	559,450	4.68%
Mark Portnoy (4)	328,144	2.75%
George Gaines	700,000	5.91%
Harold Berger	6,130	*
Jonathan Wheeler	10,000	*
Jill Taymans (5)	65,663	*
Julie Allickson (6)	54,218

Other beneficial owners:
Ki Yong Choi (7)	2,185,943	18.44%

All current directors and executive officers as a group (7 persons) (8)	1,723,605	14.18%

*	Less than 1%.

(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 24, 2012 by (ii) the sum of (a) 11,853,227 which is the number of shares of common stock outstanding as February 24, 2012 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 24, 2012 or will become exercisable within 60 days. Unless otherwise indicated, the address of each person in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 24, 2012. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(3)	Includes 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 100 shares that he owns individually of record, 199,738 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 51,678 shares of Common Stock held by spouse, 4,854 shares held by David Portnoy as custodian for his minor son; and 4,000 Shares held by David Portnoy as custodian for his minor daughter. Includes 100,000 shares subject to stock options.

(4)	Includes 130,029 shares of common stock held by Capital Asset Fund #1 Limited Partnership, whereas Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 100,000 shares subject to stock options.

(5)	Includes 48,111 shares subject to stock options.

(6)	Includes 52,187 shares subject to stock options.

(7)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Schedule 13D/A on August 21, 2011 (“the Schedule 13/D/A”) reporting the following beneficial ownership: (i) 1,952,471 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Schedule 13D/A filed August 21, 2011, is c/o Richard Smith, Orrick, Herrington & Sutcliffe LLP, 405 Howard Street, San Francisco, CA 94105.

(8)	Includes 300,297 shares subject to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 16, 2008, the Company and Saneron CCEL Therapeutics, Inc. (“Saneron”) entered into a research and development agreement whereby the Company and Saneron will collaborate on research utilizing the Company’s menstrual stem cell technology in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company will provide Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron will provide study materials and develop research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties. The Company does not have any funding requirements with regard to the collaboration agreement. Cryo-Cell owns an approximate 34% equity interest in Saneron. This agreement was entered into as a result of arms’ length negotiations.

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Executive Officer Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy.

During the year ended November 30, 2011, the Company reimbursed Focus Financial Group approximately $349,506 related to the reimbursement of the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. David Portnoy is the chairman of Focus Financial, an investment banking firm.

During the year ended November 30, 2011, the Company engaged PartnerCommunity, Inc. for IT consulting services. During the year, the Company paid PartnerCommunicty, Inc. $6,759 which is reflected in marketing, general and administrative expenses in the accompanying statement of operations. David Portnoy is the chairman of the board and secretary of PartnerCommunity, Inc., a Florida corporation that provides software and hardware integration solutions to telecommunication companies, including AT&T and Verizon.

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

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal years ended November 30, 2011 and November 30, 2010 and fees billed for other services rendered by Grant Thornton during these periods.

	2011	2010
Audit Fees	$339,857	$295,086
Tax Fees	39,680	39,680
Other	0	0
Total	$379,537	$334,766

Audit Fees

Audit fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the years ended November 30, 2011 and November 30, 2010 as well as assistance with and review of documents filed with the SEC.

Tax Fees

Tax fees consisted of the aggregate fees billed by our independent auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2011 and November 30, 2010.

Other Fees

The Company did not incur other fees by our independent auditors for the years ended November 30, 2011 and November 30, 2010.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy dated

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy dated

23	Consent of Auditors (filed herewith)

24	Power of Attorney (included on signature page)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Cryo-Cell International, Inc.’s Form 10-K for the year ended November 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Deficit and (v) Notes to Audited, Consolidated Financial Statements. Furnished herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2012

POWER OF ATTORNEY

Each of the undersigned officers and directors of Cryo-Cell International, Inc., hereby constitutes and appoints David Portnoy, Mark Portnoy and Jill Taymans, each their true and lawful attorneys-in-fact and agents, for them and in their name, place and stead, in any and all capacities, to sign their names to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself or herself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	February 28, 2012

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2012

/s/ Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	February 28, 2012

/s/ Harold Berger	Director	February 28, 2012
Harold Berger

/s/ George Gaines	Director	February 28, 2012
George Gaines

/s/ Jonathan Wheeler	Director	February 28, 2012
Jonathan Wheeler

/s/ Antony Atala	Director	February 28, 2012
Antony Atala

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy dated

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy dated

23	Consent of Auditors (filed herewith)

24	Power of Attorney (included on signature page)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Cryo-Cell International, Inc.’s Form 10-K for the year ended November 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Deficit and (v) Notes to Audited, Consolidated Financial Statements. Furnished herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.