Form 10-Q
period 2012-02-29
CRYO CELL INTERNATIONAL INC
filed 2012-04-16
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2012

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2012, 11,853,227 shares of $0.01 par value common stock were issued and 11,438,110 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2012 (unaudited)	November 30, 2011
ASSETS

Current Assets
Cash and cash equivalents	$4,320,073	$6,305,095
Restricted cash	2,700,000	2,700,000
Marketable securities and other investments	—	1,002,000
Accounts receivable (net of allowance for doubtful accounts of $1,020,418 and $942,533, respectively )	3,207,994	3,059,126
Deferred tax assets	209,919	209,919
Prepaid expenses and other current assets	802,031	777,284

Total current assets	11,240,017	14,053,424

Property and Equipment-net	1,517,589	1,540,239

Other Assets
Marketable securities and other investments	6,404	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net	976,500	1,115,423
Deposits and other assets	557,119	558,254
Deferred tax assets, less current portion	1,509,000	1,509,000

Total other assets	3,733,023	3,873,081

Total assets	$16,490,629	$19,466,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,407,544	$1,005,240
Accrued expenses	2,239,998	2,316,875
Short-term liability-revenue sharing agreement	—	900,000
Short-term deferred consulting obligation	45,478	72,183
Deferred revenue	6,021,238	6,269,148

Total current liabilities	9,714,258	10,563,446

Other Liabilities
Deferred revenue, net of current portion	8,524,079	8,513,686
Long-term liability-revenue sharing agreements	2,850,000	2,850,000

Total other liabilities	11,374,079	11,363,686

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,853,227 issued and 11,438,110 outstanding as of February 29, 2012 and 11,853,227 issued and outstanding as of November 30, 2011)	118,532	118,532
Additional paid-in capital	25,648,736	25,350,483
Treasury stock, at cost	(1,238,046)	(484,535)
Accumulated deficit	(29,126,930)	(27,444,868)

Total stockholders’ deficit	(4,597,708)	(2,460,388)

Total liabilities and stockholders’ deficit	$16,490,629	$19,466,744

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 29, 2012	February 28, 2011

Revenue:
Processing and storage fees	$3,836,847	$4,149,785
Licensee income	341,742	323,020

Total revenue	4,178,589	4,472,805

Costs and Expenses:
Cost of sales	1,026,903	1,161,520
Selling, general and administrative expenses	3,160,797	2,518,085
Research, development and related engineering	14,579	35,622
Depreciation and amortization	56,255	71,826

Total costs and expenses	4,258,534	3,787,053

Operating (Loss) Income	(79,945)	685,752

Other Income (Expense):
Interest income	20,414	6,632
Extinguishment of revenue sharing agreement	(1,227,390)	—
Interest expense	(299,165)	(392,014)

Total other expense	(1,506,141)	(385,382)

(Loss) Income before equity in losses of affiliate and income tax expense	(1,586,086)	300,370

Equity in losses of affiliate	(38,832)	(28,090)

(Loss) Income before income tax expense	(1,624,918)	272,280
Income tax expense	(57,145)	(38,861)

Net (Loss) Income	$(1,682,063)	$233,419

Net (loss) income per common share - basic	$(0.15)	$0.02

Weighted average common shares outstanding - basic	11,488,980	11,752,574

Net (loss) income per common share - diluted	$(0.15)	$0.02

Weighted average commson shares outstanding - diluted	11,488,980	11,958,463

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 29, 2012	February 28, 2011

Cash Flows from Operating Activities:
Net (loss) income	$(1,682,063)	$233,419
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	110,204	126,124
Loss on sale of property and equipment	—	1,214
Compensatory element of stock options	259,421	59,093
Provision for doubtful accounts	135,491	37,287
Equity in losses of affiliate	38,832	28,090
Loss on extinguishment of revenue sharing agreement	1,227,390	—
Changes in assets and liabilities:
Accounts receivable	(142,967)	(305,499)
Prepaid expenses and other current assets	(24,747)	(206,627)
Deposits and other assets	5,000	6,993
Accounts payable	402,304	276,391
Accrued expenses	93,264	136,254
Deferred consulting obligation	(26,705)	(24,902)
Deferred revenue	(237,517)	(130,079)

Net cash provided by operating activities	157,907	237,758

Cash flows from investing activities:
Purchases of property and equipment	(79,241)	(229,602)
Proceeds from sale of marketable securities and other investments	1,002,000	20,000
Investments in patents	(12,177)	(19,934)

Net cash provided by (used in) investing activities	910,582	(229,536)

Cash flows from financing activities:
Long-term liability-revenue sharing agreement	(2,300,000)	—
Treasury stock purchases	(753,511)	—

Net cash used in financing activities	(3,053,511)	—

(Decrease) increase in cash and cash equivalents	(1,985,022)	8,222

Cash and cash equivalents - beginning of year	6,305,095	8,369,537

Cash and cash equivalents - end of period	$4,320,073	$8,377,759

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 29, 2012 and November 30, 2011, the related Consolidated Statements of Operations and Cash Flows for the three months ended February 29, 2012 and February 28, 2011 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 29, 2012 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2012.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company for that deliverable.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $8,963,000 and $7,756,000 as of February 29, 2012 and November 30, 2011, respectively, as the Company does not believe it is “more likely than not” that the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

There was no U.S. income tax expense for the three months ended February 29, 2012 and February 28, 2011. The Company did not record U.S. income tax expense during the three months ended February 29, 2012 due to the Company incurring a tax loss which resulted in an increase to the net operating loss deferred tax asset, offset by an increase in the valuation allowance and during the three months ended February 28, 2011 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $57,000 and $39,000 for the three months ended February 29, 2012 and February 28, 2011, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 29, 2012 and February 28, 2011, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate.

Stock Compensation

As of February 29, 2012, the Company has three stock-based employee compensation plans, which are described in Note 4. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and the Company expects to seek stockholder approval of the plan at the 2012 annual shareholder meeting in order to ensure Incentive Stock Option (“ISO”) treatment. The Company recognized approximately $259,000 and $59,000 for the three months ended February 29, 2012 and February 28, 2011, respectively, of stock compensation expense.

The Company recognizes stock-based compensation based on the fair value of the related awards. Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of service condition and performance-based stock option awards is determined using the Black-Scholes valuation model. The Company estimates the fair value of stock option awards as of the grant date by applying the Black-Scholes option pricing model. For stock options awards with only service conditions and graded vesting features, the Company recognizes stock compensation expense based on the graded-vesting method. To value awards with market-based vesting conditions the Company uses a binomial valuation model. The Company recognizes compensation cost for market-based awards on a graded-vesting basis over the derived service period calculated by the binomial valuation model. The use of these valuation models involve assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

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

The Company issues performance-based equity awards which vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously stock-recognized stock-based compensation expense is reversed.

The Company issues market-based equity awards which vest upon the achievement of certain stock price targets. If the awards are forfeited prior to the completion of the derived service period, any recognized compensation is reversed. If the awards are forfeited after the completion of the derived service period, the compensation cost is not reversed, even if the awards never vest.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses, deferred consulting obligation and its liability associated with long-term revenue sharing arrangements approximates fair value.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2012 and November 30, 2011, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at February 29,	Fair Value Measurements at February 29, 2012 Using
Description	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$6,404	$6,404	—	—

	Fair Value at November 30,	Fair Value Measurements at November 30, 2011 Using
Description	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,008,404	$6,404	$1,002,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Available-for-sale securities – the Company invested $0 and $1,002,000 in variable rate demand notes at February 29, 2012 and November 30, 2011, respectively. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy. During the first quarter of fiscal 2012, the Company redeemed the investment in the variable rate demand notes for $1,002,000.

The Company has invested in exchange-traded equity securities of approximately $6,404 at February 29, 2012 and November 30, 2011. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was no unrealized holding loss recorded as a component of stockholders’ equity on other investments as of February 29, 2012 and November 30, 2011.

The Company is permitted to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company made no elections to record any such assets and/or liabilities at fair value. Adjustments to the fair value in the Company’s marketable securities and other investments would be reflected in accumulated other comprehensive loss.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover our estimated potential liabilities. The Company’s reserve balance is based on the $75,000 maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 29, 2012 and November 30, 2011 the Company recorded reserves under these programs in the amounts of $13,627 and $13,351, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Note 2 – (Loss) Income per Common Share

Net (loss) income per common share data is based on net (loss) income. The following table sets forth the calculation of basic and diluted (loss) earnings per share:

	For the three months ended February 29, 2012	For the three months ended February 28, 2011
Numerator:
Net (Loss) Income	($1,682,063)	$233,419
Denominator:
Weighted-average shares outstanding-basic	11,488,980	11,752,574
Dilutive common shares issuable upon exercise of stock options	—	205,889
Weighted-average shares-diluted	11,488,980	11,958,463

(Loss) Earnings per share:
Basic	($.15)	$.02

Diluted	($.15)	$.02

For the three months ended February 29, 2012, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. For the three months ended February 28, 2011, the Company excluded the effect of 212,387 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 29, 2012 and November 30, 2011, the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of February 29, 2012 and November 30, 2011, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at approximately $684,000. As of February 29, 2012 and November 30, 2011, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of February 29, 2012 and November 30, 2011.

For the three months ended February 29, 2012 and February 28, 2011, the Company recorded equity in losses of Saneron operations of approximately $39,000 and $28,000, respectively, related to certain stock awards that were granted by Saneron to certain employees, consultants and members of

Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of February 29, 2012 and November 30, 2011, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ equity as treasury stock.

In January 2008, the Company announced that it has formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s menstrual stem cell technology. Cryo-Cell and Saneron collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company provides Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron provides study materials and develops the research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of February 29, 2012 and November 30, 2011, there were 97,625 and 99,292 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of February 29, 2012 and November 30, 2011, there were 617,788 and 509,127 shares outstanding under the 2006 plan, respectively. As of February 29, 2012, there were 314,628 shares available for future issuance under the 2006 plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and the Company expects to seek stockholder approval of the plan during the 2012 annual shareholder meeting in order to ensure ISO treatment. The 2012 Plan reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), stock awards (i.e. performance shares and performance units). As of February 29, 2012, there were 1,500,000 shares granted under the 2012 plan.

Service condition options

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

Variables used to determine the fair value of the options granted for the three months ended February 29, 2012 and February 28, 2011 are as follows:

	February 29, 2012	February 28, 2011
Weighted average values:
Expected dividends	0%	0%
Expected volatility	111.5%	96.9%
Risk free interest rate	.93%	2.51%
Expected life	5.8 years	5 years

The range of expected volatilities for options issued during the three months ended February 29, 2012 and February 28, 2011 are as follows:

February 29, 2012	February 28, 2011

111.3% - 113.3%	88.6% - 108.5%

Stock option activity for the three months ended February 29, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	608,419	$2.40	6.38	$37,490

Granted	495,000	1.79
Exercised	—	—
Expired/forfeited	(18,006)	1.98

Outstanding at February 29, 2012	1,085,413	$2.13	7.55	$306,291

Exercisable at February 29, 2012	422,410	$2.09	6.39	$147,403

The weighted average grant date fair value of options granted during the three months ended February 29, 2012 and February 28, 2011 was $1.47 and $0.88, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options either on February 28, 2011 or February 29, 2012, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the three months ended February 29, 2012 and February 28, 2011.

Significant option groups exercisable at February 29, 2012 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	15,000	3.44	$0.68	15,000	$0.68
$1.01 to $ 2.00	597,788	8.18	$1.68	253,114	$1.66
$2.01 to $ 3.00	412,500	7.74	$2.65	94,171	$2.68
$3.01 to $ 4.00	60,125	1.10	$3.34	60,125	$3.34

	1,085,413	7.55	$2.13	422,410	$2.09

A summary of the status of the Company’s non-vested shares as of February 29, 2012, and changes during the three months ended February 29, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2011	353,277	$1.94

Granted	495,000	1.47
Vested	(172,774)	1.38
Forfeited	(12,500)	1.76

Non-vested at February 29, 2012	663,003	$1.74

As of February 29, 2012 there was approximately $961,209 of total unrecognized compensation cost related to non-vested service-related-share-based compensation arrangements granted under the 2000 Plan, 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years as of February 29, 2012. The total fair value of shares vested during the three months ended February 29, 2012 was approximately $238,170.

Performance and market condition options

Variables used to determine the fair value of options with performance-based and market-based conditions vesting granted during the three months ended February 29, 2012 are as follows:

February 29, 2012
Weighted average values:
Expected dividends	0%
Expected volatility	112.3%
Risk free interest rate	.90%
Expected life	5.5 years

The range of expected volatilities for performance-based and market-condition options issued during the three months ended February 29, 2012 are as follows:

February 29, 2012

111.3% - 113.5%

Stock option activity for options with performance-based and market-based conditions vesting for the three months ended February 29, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	—	—	—	—

Granted	1,130,000	$1.72
Exercised	—	—
Expired/forfeited	—	—

Outstanding at February 29, 2012	1,130,000	$1.72	8.34	$485,900

Exercisable at February 29, 2012	—	—	—	—

The weighted average grant date fair value of performance and market condition options granted during the three months ended February 29, 2012 was $1.31.

During the quarter ended February 29, 2012, the Company granted 200,000 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Compensation expense has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of February 29, 2012 there was approximately $140,000 of total unrecognized compensation cost related to the non-vested market condition options.

The remaining 930,000 options issued to executives and consultants during the quarter ended February 29, 2012 require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of February 29, 2012, and thus no compensation cost is recognized at this time. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. In addition, any compensation expense as a result of consultant options, will be remeasured on a quarterly basis, over the period the service is being provided to the Company. As of February 29, 2012 there was approximately $1,497,000 of total unrecognized compensation cost related to the non-vested performance condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized. Total unrecognized compensation cost will fluctuate from quarter to quarter as performance based options issued to consultants are marked to market over the requisite service period.

Note 5 – License Agreements

The Company has entered into license agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs and/or the Company’s technology and expertise in a selected area. The license agreement may also give the investor the right to sell sub-license agreements. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement.

The Company enters into two types of license agreements and in both types the Company earns revenue on the initial license fees. Under the technology agreements, the Company earns processing and storage royalties from the affiliates that process in their own facility. Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company’s facility in Oldsmar, Florida.

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

On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. Mexico also has the option to pay off the amount early with no penalties. The amendment is expected to result in a reduction of licensee income in future periods once the $1,863,000 is paid in full.

As of February 29, 2012 and November 30, 2011, the Company recorded a receivable of $1,523,284 and $1,656,476, respectively, and deferred revenue of $1,504,484 and $1,633,910, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received three installments of $50,000 during the first quarter of 2012, which is reflected in the consolidated statement of operations as of February 29, 2012 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term as Accounts Receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has entered into definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru, and Venezuela.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $406,385 and $331,150 for the three months ended February 29, 2012 and February 28, 2011, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended February 29, 2012 and February 28, 2011. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the three months ended
	February 29, 2012			February 28, 2011
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

China	$—	$—	$—	$—	$—	$—
India	—	169,412	169,412	—	141,177	141,177
Mexico	—	167,330	167,330	—	176,843	176,843
Curacao (2)	—	—	—	—	—	—
Costa Rica	—	—	—		—	—
Germany (1)	—	—	—	—	—	—
Nicaragua	5,000	—	5,000	5,000	—	5,000
Pakistan (3)	—	—	—	—	—	—
Venezuela	—	—	—	—		—

Total	$5,000	$336,742	$341,742	$5,000	$318,020	$323,020

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. The Company has not recorded any revenue associated with the two agreements in the Company’s consolidated statements of operations for the three months ended February 29, 2012 and February 28, 2011, as the collectability is uncertain.
(2)	In February 2012, Link-Cell N.V. (“Curacao”) advised the Company that it was terminating the storage services and license agreement for storage services and the exclusive license to market the Company’s umbilical cord blood program in Curacao, Bonaire, St. Maarten, Aruba and Suriname. As of February 29, 2012, there were no monies due to the Company.
(3)	In March 2012, the Company amended its marketing agreement with Cryo-cell Pakistan, Ltd. (“Pakistan”) to release Pakistan from the balance due for the license fee of $80,000 and increase the processing, testing and first years storage fee for all new specimens. The Company records revenue as the license fee is received and therefore, the amendment does not have an impact on the consolidated balance sheets and statements of operations as of February 29, 2012.

Note 6 – Proxy Contest

In August 2007, Mr. David Portnoy (the plaintiff) brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of stockholders for the election of directors on March 4, 2008; and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. The order provided that the members of the management slate pay their own proxy solicitation costs in connection with the special meeting; any costs to the Company of holding the special meeting; and the costs of a special master to preside over the special meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, at which the directors nominated in management’s proxy statement dated February 11, 2008 were elected by the Company’s stockholders.

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton, Jill Taymans and Julie Allickson (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is reflected as restricted cash in the accompanying consolidated balance sheet as of February 29, 2012 and November 30, 2011. The Trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. As of February 29, 2012, two of the three Participants continue to be employed by the Company.

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

On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 associated with the agreement which is reflected as an accrued expense in the accompanying consolidated balance sheet as of February 29, 2012 and November 30, 2011. Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed during the fourth quarter of fiscal 2011 were approximately $528,000.

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

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of February 29, 2012. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of February 29, 2012 and November 30, 2011, associated with the agreement and the expense was reflected in selling, general and administrative expenses in the consolidated statement of operations for the year and fourth quarter ended November 30, 2011. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. A hearing is scheduled for February 4, 2013.

Note 8 – Cancellation of Revenue Sharing Agreements

On December 6, 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of debt in the amount of $1,227,390 for the three months ended February 29, 2012.

Note 9 – Treasury Stock

On December 1, 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company’s outstanding common stock. The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

On December 7, 2011, the Company engaged in a repurchase of 383,617 shares of the Company’s common stock at $1.80 per share in a privately negotiated transaction. On December 16, 2011, the Company repurchased 5,000 shares of the Company’s common stock at $2.00 per share through an open market purchase and on February 26, 2012, the Company repurchased 26,500 shares of the Company’s common stock at $2.00 per share in a privately negotiated transaction. The repurchased shares were all purchased at the fair market value at the time that the transaction was closed.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of February 29, 2012.

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

During the three months ended February 29, 2012, the Company’s revenues decreased 7% as compared to the same period in 2011. The Company reported a net loss of approximately $1,700,000, or ($.15) per basic common share for the three months ended February 29, 2012 compared to net income of approximately $233,000 or $.02 per basic common share for the same period in 2011. The decrease in net income for the three months ended February 29, 2012 principally resulted from the cancellation of the Bio-Stor Revenue Sharing Agreement resulting in extinguishment of debt in the amount of approximately $1,200,000, a 20% increase in selling, general and administrative expenses, due mainly to an increase in stock option compensation and the increase in sales and marketing initiatives. This is partially offset by a 12% decrease in cost of sales. In addition, research and development expenses were approximately $15,000 for the three months ended February 29, 2012, a decrease of approximately $21,000 or 59% in comparison to the same period in 2011.

At February 29, 2012, the Company had cash and cash equivalents of $4,320,073. The Company’s cash decreased by approximately $2,000,000 during the first three months of fiscal 2012, primarily as a result of the cancellation of the Bio-Stor Revenue Sharing Agreement and the stock repurchase plan pursuant to which the Company has repurchased 415,117 shares of the Company’s common stock. As of February 29, 2012, the Company had no long-term indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 29, 2012 were $4,178,589 as compared to $4,472,805 for the same period in 2011, a 7% decrease. The decrease in revenue was primarily attributable to an 8% decrease in processing and storage fees, which was partially offset by a 6% increase in licensee income.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 26%, partially offset by an 8% increase in recurring annual storage fee revenue and a decrease in sales discounts of 40% for the fiscal 2012 period compared to the 2011 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. Licensee income for the three months ended February 29, 2012, was $341,742 as compared to $323,020 for the 2011 period. Licensee income for the three months ended February 29, 2012 consisted of $336,742 in royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. The remaining licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s umbilical cord blood program in Nicaragua. Licensee income for the three months ended February 28, 2011 primarily consisted of $318,020 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s umbilical cord blood program in Nicaragua

Cost of Sales. Cost of sales for the three months ended February 29, 2012 was $1,026,903 as compared to $1,161,520 for the same period in 2011, representing a 12% decrease. Cost of sales was 27% and 28% of processing and storage fee revenue for the three months ended February 29, 2012 and February 28, 2011, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $54,000 for both the three months ended February 29, 2012 and February 28, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 29, 2012 were $3,160,797 as compared to $2,518,085 for the 2011 period representing a 23% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $476,000 or 51% in sales and marketing due to Company’s new sales initiatives and an increase of approximately $191,000 in stock option expense, which was partially offset by an approximate $112,000 decrease in legal and investor relations services.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 29, 2012 were $14,579 as compared to $35,622 for the three months ended February 28, 2011. The expenses for the three months ended February 29, 2012 and February 28, 2011 are primarily comprised of expenses related to the continued commercialization of the Company’s menstrual stem cell technology, which was launched in November 2007 and the Company’s new product, cord tissue.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 29, 2012 was $56,255 compared to $71,826 for the 2011 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2011.

Extinguishment of Revenue Sharing Agreement. On December 6, 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of Revenue Sharing Agreement in the amount of $1,227,690 for the three months ended February 29, 2012.

Interest Expense. Interest expense during the three months ended February 29, 2012, was $299,165 compared to $392,014 during the comparable period in 2011. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements based on the Company’s storage revenue. The 24% decrease is the result of the cancellation of the Bio-Stor RSA. The cancellation will result in an approximate $400,000 savings per year. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $987 and $2,790 for the three months ended February 29, 2012 and February 28, 2011, respectively.

Equity in Losses of Affiliate. Equity in losses of affiliate was $38,832 for the three months ended February 29, 2012, compared to $28,090 for the 2011 period. Equity in losses of affiliate for the three months ended February 29, 2012 and February 28, 2011, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $57,000 and $39,000 for the three months ended February 29, 2012 and February 28, 2011, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations. The increase in foreign tax expense is attributable to the increase in royalties recognized during the period ended February 29, 2012 compared to February 28, 2011.

There was no U.S. income tax expense for the three months ended February 29, 2012 and for the same period in 2011. The Company did not record income tax expense during the first quarter of 2012 due to the Company incurring a tax loss which resulted in an increase to the net operating loss deferred tax asset, offset by an increase in the valuation allowance or 2011 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through February 29, 2012, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At February 29, 2012, the Company had cash and cash equivalents of $4,320,073 as compared to $6,305,095 at November 30, 2011. The decrease in cash and cash equivalents during the three months ended February 29, 2012 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 29, 2012 was $157,907, which was primarily attributable to the Company’s operating results.

Net cash provided by operating activities for the three months ended February 28, 2011 was $237,758, which was primarily attributable to the Company’s operating results.

Net cash provided by investing activities for the three months ended February 29, 2012 was $910,582, which was primarily attributable to the sale of marketable securities which was offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in investing activities for the three months ended February 28, 2011 was $229,536, which was primarily attributable to the purchase of property and equipment and the investment in patents and trademarks.

Net cash used by financing activities for the three months ended February 29, 2012 was $3,053,511 which was primarily attributable to the cancellation of the Bio-Stor Revenue Sharing Agreement and the stock repurchase plan pursuant to which the Company has repurchased 415,117 shares of the Company’s common stock.

There was no cash provided by or used in financing activities during the first three months of fiscal 2011.

The Company does not have a line of credit.

The Company anticipates making non-discretionary capital expenditures of approximately $750,000 over the next twelve months. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

The Company anticipates that its cash and cash equivalents and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the menstrual stem cell service, and controlling expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that the reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principle establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has nineteen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia and Peru,. The following areas each have two license agreements: Venezuela, India, Nicaragua, and Costa Rica.

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela, who are Chile, Colombia and Peru. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue from China, India and Mexico, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $8,963,000 and $7,756,000 as of February 29, 2012 and November 30, 2011, respectively, as the Company does not currently believe it is “more likely than not” that all of the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Investment in Saneron

The Company owns 34% as of February 29, 2012 and November 30, 2011 of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of February 29, 2012 and November 30, 2011. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets including intangibles, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt ASU 2011-05 when required in the first quarter of 2013. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the risk factors set forth in Part I, “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of our menstrual stem cell service will require publication of scientific studies, consumer awareness, and the development of new therapies from the menstrual stem cell technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, litigation resulting from the termination of the former Chairman and CEO, and any material adverse result from such matters;

(xii)	current market, business and economic conditions in general and in our industry in particular;

(xiii)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xiv)	any difficulties and increased expense in enforcing our international licensing agreements;

(xv)	any adverse performance by or relations with any of our licensees;

(xvi)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xvii)	any inability to realize cost savings as a result of recent acquisitions;

(xviii)	any inability to realize a return on an investment;

(xix)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xx)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our menstrual stem cell service and any shifting of our marketing dollars towards our menstrual stem cell service;

(xxi)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xxii)	the success of our global expansion initiatives;

(xxiii)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxiv)	the ability of our reproductive tissue storage services to generate new revenues;

(xxv)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxvi)	any inability to successfully identify and consummate strategic acquisitions;

(xxvii)	any inability to realize benefits from any strategic acquisitions; and

(xxviii)	other factors many of which are beyond our control.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Form 10-K filed on February 28, 2012, during the November 30, 2011, year-end closing process, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof.

Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary.

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the first quarter of fiscal 2012 and as a result of such changes we believe we have remediated the material weakness described above, however the new controls have not been operating for a long enough period of time to conclude that the Company’s disclosure controls are effective.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CEO and CFO Certifications

Appearing as exhibits 31.1, 31.2 and 31.3 to this report there are Certifications of the Co-CEO’s and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of February 29, 2012. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of November 30, 2011, associated with the agreement and the expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended November 30, 2011. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. A hearing is scheduled for February 4, 2013.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2011	383,617	$1.80	383,617	616,383
January 1 – 31, 2012	—	—	—	—
February 1 – 29, 2012	31,500	$2.00	31,500	584,883

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 16, 2012