Form 10-Q
period 2012-05-31
CRYO CELL INTERNATIONAL INC
filed 2012-07-16
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2012

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 16, 2012, 11,860,040 shares of $0.01 par value common stock were issued and 11,185,661 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2012 (unaudited)	November 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,801,757	$6,305,095
Restricted cash	2,650,633	2,700,000
Marketable securities and other investments	—	1,002,000
Accounts receivable (net of allowance for doubtful accounts of $1,016,406 and $942,533, respectively)	3,292,413	3,059,126
Deferred tax assets	—	209,919
Prepaid expenses and other current assets	839,314	777,284

Total current assets	9,584,117	14,053,424

Property and Equipment-net	1,448,587	1,540,239

Other Assets
Marketable securities and other investments	13,380	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net	836,083	1,115,423
Deposits and other assets	561,706	558,254
Deferred tax assets, less current portion	—	1,509,000

Total other assets	2,095,169	3,873,081

Total assets	$13,127,873	$19,466,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,181,218	$1,005,240
Accrued expenses	2,287,999	2,316,875
Short-term liability - revenue sharing agreement	—	900,000
Short-term deferred consulting obligation	13,772	72,183
Deferred revenue	6,320,649	6,269,148

Total current liabilities	9,803,638	10,563,446

Other Liabilities
Deferred revenue, net of current portion	8,350,781	8,513,686
Long-term liability-revenue sharing agreements	2,650,000	2,850,000

Total other liabilities	11,000,781	11,363,686

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,860,040 issued and 11,185,661 outstanding as of May 31, 2012 and 11,853,227 issued and outstanding as of November 30, 2011)	118,600	118,532
Additional paid-in capital	26,441,721	25,350,483
Treasury stock, at cost	(1,885,006)	(484,535)
Accumulated deficit	(32,351,861)	(27,444,868)

Total stockholders’ deficit	(7,676,546)	(2,460,388)

Total liabilities and stockholders’ deficit	$13,127,873	$19,466,744

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
Revenue:
Processing and storage fees	$4,106,416	$4,296,656	$7,943,263	$8,446,441
Licensee income	319,133	304,370	660,875	627,390

Total revenue	4,425,549	4,601,026	8,604,138	9,073,831

Costs and Expenses:
Cost of sales	1,209,900	1,103,758	2,236,803	2,265,278
Selling, general and administrative expenses	4,284,696	2,698,209	7,445,493	5,216,294
Research, development and related engineering	7,841	80,657	22,420	116,279
Depreciation and amortization	44,835	88,190	101,090	160,016

Total costs and expenses	5,547,272	3,970,814	9,805,806	7,757,867

Operating (Loss) Income	(1,121,723)	630,212	(1,201,668)	1,315,964

Other Income (Expense):
Other income (expense)	11,234	5,774	31,648	12,406
Extinguishment of revenue sharing agreements	(54,555)	—	(1,281,945)	—
Interest expense	(277,251)	(399,416)	(576,416)	(791,430)

Total other expense	(320,572)	(393,642)	(1,826,713)	(779,024)

(Loss) Income before equity in losses of affiliate and income tax expense	(1,442,295)	236,570	(3,028,381)	536,940
Equity in losses of affiliate	(38,832)	(28,122)	(77,664)	(56,212)

(Loss) Income before income tax expense	(1,481,127)	208,448	(3,106,045)	480,728
Income tax expense	(1,743,803)	(31,019)	(1,800,948)	(69,880)

Net (Loss) Income	$(3,224,930)	$177,429	$(4,906,993)	$410,848

Net (loss) income per common share—basic	$(0.28)	$0.02	$(0.43)	$0.03

Weighted average common shares outstanding—basic	11,322,143	11,754,286	11,405,106	11,753,006

Net (loss) income per common share—diluted	$(0.28)	$0.01	$(0.43)	$0.03

Weighted average commson shares outstanding—diluted	11,322,143	12,025,153	11,405,106	11,996,317

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(4,906,993)	$410,848
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	207,901	268,724
Loss on sale of property and equipment	7,210	1,214
Compensatory element of stock options	1,019,339	92,965
Provision for doubtful accounts	466,997	94,735
Equity in losses of affiliate	77,664	56,212
Loss on extinguishment of revenue sharing agreements	1,281,945	—
Deferred income tax expense	1,718,919	—
Changes in assets and liabilities:
Restricted cash	49,367	—
Accounts receivable	(419,266)	(1,056,529)
Prepaid expenses and other current assets	(62,030)	(259,758)
Deposits and other assets	10,001	11,993
Accounts payable	170,281	164,392
Accrued expenses	163,501	181,303
Deferred consulting obligation	(58,411)	(54,467)
Deferred revenue	(111,404)	326,906

Net cash (used in) provided by operating activities	(384,979)	238,538

Cash flows from investing activities:
Purchases of property and equipment	(116,527)	(362,380)
Purchases of marketable securities and other investments	(13,380)	—
Proceeds from sale of marketable securities and other investments	1,008,404	20,000
Investments in patents	(20,385)	(60,145)

Net cash provided by (used in) investing activities	858,112	(402,525)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(2,576,000)	—
Treasury stock purchases	(1,400,471)	—
Proceeds from the exercise of stock options	—	5,471

Net cash (used in) provided by financing activities	(3,976,471)	5,471

Decrease in cash and cash equivalents	(3,503,338)	(158,516)

Cash and cash equivalents—beginning of year	6,305,095	8,369,537

Cash and cash equivalents—end of period	$2,801,757	$8,211,021

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2012 and November 30, 2011, the related Consolidated Statements of Operations for the three and six months ended May 31, 2012 and May 31, 2011 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and 2011 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2012.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,328,000 and $7,756,000 as of May 31, 2012 and November 30, 2011, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. If the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in the past few quarters in late fiscal 2011 and the first six months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved all of its remaining net deferred tax assets of approximately $1,700,000 as of May 31, 2012 resulting in a charge to earnings during the three months ended May 31, 2012.

There was $1,718,919 of U.S. income tax expense recorded for the three and six months ended May 31, 2012 as a result of the Company’s decision to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, as it is more likely than not that the deferred tax assets will not be realized.

There was no U.S. income tax expense or benefit for the three and six months ended May 31, 2011. The Company did not record U.S. income tax expense during the three and six month ended May 31, 2011 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $25,000 and $31,000 for the three months ended May 31, 2012 and 2011, respectively, of foreign income tax expense. The Company recognized approximately $82,000 and $70,000 for the six months ended May 31, 2012 and 2011, respectively, of foreign income tax expense.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2012 and May 31, 2011, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Stock Compensation

As of May 31, 2012, the Company has three stock-based employee compensation plans, which are described in Note 4. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $760,000 and $34,000 for the three months ended May 31, 2012 and May 31, 2011, respectively, of stock option compensation expense. The Company recognized approximately $1,019,000 and $93,000 for the six months ended May 31, 2012 and May 31, 2011, respectively, of stock compensation expense. On May 30, 2012, the Company was notified that Mr. Ki Yong Choi nominated himself and five other persons for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEO’s employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s

Bylaws, all options that have been issued to the Co-CEO’s will immediately vest. Included in stock compensation expense is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEO’s. The Company recognizes stock-based compensation based on the fair value of the related awards. Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of service-based vesting condition and performance-based vesting condition stock option awards is determined using the Black-Scholes valuation model. The Company estimates the fair value of stock option awards as of the grant date by applying the Black-Scholes option pricing model. For stock options awards with only service-based vesting conditions and graded vesting features, the Company recognizes stock compensation expense based on the graded-vesting method. To value awards with market-based vesting conditions the Company uses a binomial valuation model. The Company recognizes compensation cost for awards with market-based vesting conditions on a graded-vesting basis over the derived service period calculated by the binomial valuation model. The use of these valuation models involve assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

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

The Company issues equity awards with market-based vesting conditions which vest upon the achievement of certain stock price targets. If the awards are forfeited prior to the completion of the derived service period, any recognized compensation is reversed. If the awards are forfeited after the completion of the derived service period, the compensation cost is not reversed, even if the awards never vest.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 and November 30, 2011, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2012 Using
Description	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Trading securities	$13,380	$13,380	—	—

	Fair Value at	Fair Value Measurements at November 30, 2011 Using
Description	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,008,404	$6,404	$1,002,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – The Company invested in exchange-traded equity securities of $20,760 and $0 at May 31, 2012 and November 30, 2011, respectively. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was $7,380 in unrealized holding loss recorded in other income and expense on the accompanying consolidated statements of operations for the three and six months ended May 31, 2012.

Available-for-sale securities – As of November 30, 2011, the Company invested $1,002,000 in variable rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy. During fiscal 2012, the Company redeemed these variable rate demand notes for an amount that closely approximated redemption date carrying value. As a result, no gain or loss was recognized upon redemption.

The Company further invested in exchange-traded equity securities of and $0 and $6,404 at May 31, 2012 and November 30, 2011, respectively. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

The Company is permitted to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company made no elections to record any such assets and or liabilities at fair value. Adjustments to the fair value in the Company’s available-for-sale securities and other investments were reflected in accumulated other comprehensive loss.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers enrolled under the new pricing structure with a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to the clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining our reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2012 and November 30, 2011 the Company recorded reserves under these programs in the amounts of $13,713 and $13,351, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Net (Loss) Income per Common Share

The following table sets forth the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Numerator:
Net (Loss) Income	($3,244,930)	$177,429	($4,906,993)	$410,848

Denominator:
Weighted-average shares outstanding-basic	11,322,143	11,754,286	11,405,106	11,753,006
Dilutive common shares issuable upon exercise of stock options	—	270,866	—	243,311

Weighted-average shares-diluted	11,322,143	12,025,153	11,405,106	11,996,317

Net (loss) income per common share:
Basic	($.28)	$.02	($.43)	$.03

Diluted	($.28)	$.01	($.43)	$.03

For the three and six months ended May 31, 2012, due to the Company incurring net losses for both periods, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive. The Company excluded the effect of 169,887 and 177,387 outstanding stock options for the three months and six months ended May 31, 2011, respectively, from the computation of diluted earnings per share, as the effect of those potentially dilutive shares would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2012 and November 30, 2011, the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of May 31, 2012 and November 30, 2011, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. As of May 31, 2012 and November 30, 2011, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of May 31, 2012 and November 30, 2011.

For the three and six months ended May 31, 2012, the Company recorded equity in losses of Saneron operations of approximately $39,000 and $78,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and six months ended May 31, 2011, the Company recorded equity in losses of Saneron operations of approximately $28,000 and $56,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of May 31, 2012 and November 30, 2011, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

In January 2008, the Company announced that it had formalized a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s menstrual stem cell technology. Cryo-Cell and Saneron collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company provides Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron provides study materials and develops the research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of May 31, 2012 and November 30, 2011, there were 81,713 and 99,292 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). As of May 31, 2012 and November 30, 2011, there were 637,669 and 509,127 shares outstanding under the 2006 plan, respectively. As of May 31, 2012, there were 276,185 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,500,000 shares. As of May 31, 2012, there were 1,500,000 shares granted under the 2012 plan.

Service-based vesting condition options

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

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2012 and May 31, 2011 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	113.70%	108.44%	111.83%	100.34%
Risk free interest rate	.92%	2.12%	.93%	2.39%
Expected life	5 years	5 years	5.7 years	5 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2012, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2011	608,419	$2.40	6.38	$37,490

Granted	580,000	1.84		$216,725
Exercised	(33,562)	1.83		$22,801
Expired/forfeited	(75,475)	1.95		$24,228

Outstanding at May 31, 2012	1,079,382	$2.15	7.44	$321,930

Exercisable at May 31, 2012	794,603	$2.12	7.90	$280,840

The weighted average grant date fair value of options granted during the six months ended May 31, 2012 and May 31, 2011 was $1.51 and $1.21, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2011 or May 31, 2012, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the six months ended May 31, 2012, there were 33,562 options exercised using the net exercise method included as part of the original terms of each award. Under the net exercise method, the option holders surrendered 26,749 options to cover the total cost of exercising the stock options resulting in 6,813 net common shares being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan. There were 3,751 options exercised during the six months ended May 31, 2011.

Significant option groups outstanding and exercisable at May 31, 2012 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$0.42 to $1.00	15,000	3.19	$0.68	15,000	$0.68
$1.01 to $ 2.00	546,002	8.18	$1.68	491,217	$1.69
$2.01 to $ 3.00	459,167	7.58	$2.60	229,173	$2.81
$3.01 to $ 4.00	59,213	.63	$3.34	59,213	$3.34

	1,079,382	7.44	$2.15	794,603	$2.12

A summary of the status of the Company’s non-vested shares as of May 31, 2012, and changes during the six months ended May 31, 2012, is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at November 30, 2011	353,277	$1.94

Granted	580,000	1.51
Vested	(591,941)	1.64
Forfeited	(56,557)	1.60

Non-vested at May 31, 2012	284,779	$1.76

As of May 31, 2012, there was approximately $271,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years as of May 31, 2012. The total fair value of shares vested during the six months ended May 31, 2012 was approximately $969,000.

Performance and market-based vesting condition options

Variables used to determine the fair value of options with performance-based and market-based vesting conditions granted during the three and six months ended May 31, 2012 are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2012	May 31, 2012
Weighted average values:
Expected dividends	0%	0%
Expected volatility	113.51%	112.36%
Risk free interest rate	.87%	.90%
Expected life	5 years	5.5 years

Stock option activity for options with performance-based and market-based vesting conditions for the six months ended May 31, 2012, was as follows:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	—	—	—	—

Granted	1,170,000	$1.73
Exercised	—	—
Expired/forfeited	(30,000)	1.72

Outstanding at May 31, 2012	1,140,000	$1.73	8.09	$545,400

Exercisable at May 31, 2012	—	—	—	—

The weighted average grant date fair value of performance and market-based vesting conditions options granted during the three and six months ended May 31, 2012 was $1.38 and $1.28, respectively.

During the six months ended May 31, 2012, the Company granted 213,334 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of May 31, 2012 there was approximately $141,300 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

The remaining 956,666 options granted to executives and consultants during the six months ended May 31, 2012 require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of May 31, 2012 and thus no compensation cost has been recognized through this date. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. In addition, any compensation expense as a result of consultant options, will be re-measured on a quarterly basis, over the period the service is being provided to the Company. As of May 31, 2012 there was approximately $1,510,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized. Total unrecognized compensation cost may fluctuate from quarter to quarter as performance based options issued to consultants are marked to market over the requisite service period.

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

On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico began to pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. Mexico also has the option to pay off the amount early with no penalties. The amendment is expected to result in a reduction of licensee income in future periods once the $1,863,000 is paid in full.

As of May 31, 2012 and November 30, 2011, the Company recorded a receivable of $1,388,845 and $1,656,476, respectively, and deferred revenue of $1,372,122 and $1,633,910, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received six installments of $50,000 during the six months ended May 31, 2012, which is reflected in the consolidated statement of operations as of May 31, 2012 as licensee and other income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term as Accounts Receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has entered into definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru, and Venezuela.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $387,128 and $350,471 for the three months ended May 31, 2012 and May 31, 2011, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations. Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $811,633 and $699,044 for the six months ended May 31, 2012 and May 31, 2011, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2012 and May 31, 2011. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	Three Months Ended May 31, 2012			Six Months Ended May 31, 2012
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
China	$—	$—	$—	$—	$—	$—
India	—	169,412	169,412	—	338,824	338,824
Mexico	—	139,721	139,721	—	307,051	307,051
Germany (1)	—	—	—	—	—	—
Nicaragua	10,000	—	10,000	15,000	—	15,000

Total	$10,000	$309,133	$319,133	$15,000	$645,875	$660,875

	Three Months Ended May 31, 2011			Six Months Ended May 31, 2011
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
China	$50,000	$—	$50,000	$50,000	$—	$50,000
India	—	141,176	141,176	—	282,353	282,353
Mexico	—	98,425	98,425	—	275,268	275,268
Germany (1)	9,769	—	9,769	9,769	—	9,769
Nicaragua	5,000	—	5,000	10,000	—	10,000

Total	$64,769	$239,601	$304,370	$69,769	$557,621	$627,390

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. The Company has not recorded any revenue associated with the two agreements in the Company’s consolidated statements of operations for the three and six months ended May 31, 2012 and May 31, 2011, as the collectability is uncertain.

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is reflected as restricted cash in the accompanying consolidated balance sheet as of May 31, 2012 and November 30, 2011. The Trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. During the six months ended May 31, 2012, $49,367 in legal fees were paid from the Trust on behalf of one of the Participants. As of May 31, 2012 the balance in the Trust is $2,450,633 which is reflected in the accompanying consolidated balance sheets as of May 31, 2012. As of May 31, 2012, one of the three Participants continues to be employed by the Company. Julie Allickson resigned from the Company effective April 27, 2012.

On August 24, 2011, the Board of Directors of the Company approved the acceleration of any unvested stock options and the extension of the exercise period of such options for options held by the Board of Directors and the Participants in the event of a Change in Control. On November 23, 2011, the Board of Directors of the Company revoked the previous resolution.

The Company held its 2011 Annual Meeting of Stockholders on August 25, 2011 (“the Annual Meeting”). The final voting results were certified by the Inspector of Elections on August 30, 2011. Mr. Portnoy’s nominees were elected to the Company’s Board of Directors triggering a complete change in the Company’s Board of Directors.

On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 associated with the agreement which is reflected as an accrued expense in the accompanying consolidated balance sheets as of May 31, 2012 and November 30, 2011. Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed during the fourth quarter of fiscal 2011 were approximately $528,000.

On May 30, 2012, the Company was notified that Mr. Ki Yong Choi nominated himself and five other persons for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEO’s employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all of the service-based vesting condition options that have been issued to the Co-CEO’s will immediately vest. Due to the immediate vesting of the options issued to the Co-CEO’s, approximately $700,000 was recorded as stock option compensation expense during the second quarter of fiscal 2012 and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended May 31, 2012.

Note 7– Legal Proceedings

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

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of May 31, 2012 and November 30, 2011. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of May 31, 2012 and November 30, 2011, associated with the agreement. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. A hearing is scheduled for February 4, 2013.

Note 8 – Cancellation of Revenue Sharing Agreements

In December 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, in December 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of debt in the amount of $1,227,390 for the six months ended May 31, 2012.

In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $276,000 was offset by the carrying amount of the short-term liability related to the Illinois RSA in the amount of $200,000 and an accrued expense in the amount of $21,445 to reflect the extinguishment of debt in the amount of $54,555 for the three and six months ended May 31, 2012.

Subsequent to May 31, 2012, the Company entered into additional Asset Purchase Agreements with RSA investors with certain interests in certain RSAs. Pursuant to the terms of the Asset Purchase Agreements, the Company agreed to pay $442,000 to the RSA investors and the RSA investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA’s.

Note 9 – Treasury Stock

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company’s outstanding common stock. On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to three million (3,000,000). The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

During fiscal 2012, the Company engaged in the repurchase of 674,379 shares of the Company’s commons stock at an average price of $2.08 per share through open market and privately negotiated transactions.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of May 31, 2012.

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

During the six months ended May 31, 2012, total revenue decreased 5% as compared to the same period in 2011. The Company reported a net loss of approximately $4,900,000, or ($.43) per basic common share for the six months ended May 31, 2012 compared to net income of approximately $411,000 or $.03 per basic common share for the same period in 2011. The decrease in net income for the six months ended May 31, 2012 principally resulted from the cancellation of certain interests in the Illinois Revenue Sharing Agreement and the Bio-Stor Revenue Sharing Agreement resulting in extinguishment of debt in the amount of approximately $1,300,000, a 40% increase in selling, general and administrative expenses, due mainly to an increase in stock option compensation and the increase in sales and marketing initiatives including the implementation of a national sales force. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received from Mr. Ki Yong Choi on May 30, 2012 nominating himself and five other persons for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting on July 10, 2012. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that have been issued to the Co-CEOs will immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. Also, during the second quarter of fiscal 2012, the Company reserved approximately $1.7 million of its deferred tax assets. The decision to reserve the deferred tax asset is based on the accounting standards surrounding income taxes that require a company to consider whether it is more likely than not that the deferred tax assets will be realized. The Company has made certain strategic decisions in fiscal 2011 and fiscal 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements, the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value of the stockholders. The strategic decisions, as well as the costs associated with the 2011 proxy contest and the accrual of severance associated with termination of the Company’s former Chief Executive Officer, resulted in losses in the past few quarters in late fiscal 2011 and the first six months of fiscal 2012. Once a company has had cumulative losses in recent years, regardless if the loss was planned for strategic purposes, the accounting standard does not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. This is partially offset by a 1% decrease in cost of sales. In addition, research and development expenses were approximately $22,000 for the six months ended May 31, 2012, a decrease of approximately $94,000 or 81% in comparison to the same period in 2011.

At May 31, 2012, the Company had cash and cash equivalents of $2,801,757. The Company’s cash decreased by approximately $3,500,000 during the first six months of fiscal 2012, primarily as a result of the payment of $2,576,000 for the cancellation of certain interests in certain Revenue Sharing Agreements and the stock repurchase plan pursuant to which the Company has repurchased 674,379 shares of the Company’s common stock for approximately $1,400,000. As of May 31, 2012, the Company had no long-term indebtedness.

Results of Operations—Six Month Period Ended May 31, 2012 Compared to the Six Month Period Ended May 31, 2011

Revenues. Revenues for the six months ended May 31, 2012 were $8,604,138 as compared to $9,073,831 for the same period in 2011. The decrease in revenue was primarily attributable to a 5% decrease in processing and storage fees, which was partially offset by a 5% increase in licensee income.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 23%, partially offset by a 7% increase in recurring annual storage fee revenue and a decrease in sales discounts of 36% for the fiscal 2012 period compared to the 2011 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. Licensee income for the six months ended May 31, 2012, was $660,875 as compared to $627,390 for the 2011 period. Licensee income for the six months ended May 31, 2012 primarily consisted of $645,875 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $15,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Nicaragua. Licensee income for the six months ended May 31, 2011 primarily consisted of $557,621 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $69,769 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Nicaragua and Germany.

Cost of Sales. Cost of sales for the six months ended May 31, 2012 was $2,236,803 as compared to $2,265,278 for the same period in 2011, representing a 1% decrease. Cost of sales was 26% of revenues for the six months ended May 31, 2012 and 25% for the six months ended May 31, 2011. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $107,000 and $109,000 for the six months ended May 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2012 were $7,445,493 as compared to $5,216,294 for the 2011 period representing a 43% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $1,300,000 or 67% in sales and marketing due to the Company’s new sales and marketing initiatives including the implementation of a national sales force and an increase of approximately $926,000 in noncash stock option expense. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received from Mr. Ki Yong Choi on May 30, 2012 nominating himself and five other persons for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting on July 10, 2012. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that have been issued to the Co-CEOs will immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. The increase in selling, general and administrative expenses was partially offset by an approximate $291,000 or 53% decrease in legal and investor relations services and a decrease in consumer advertising of $400,000 or 36%.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2012 were $22,420 as compared to $116,279 for the 2011 period representing an 81% decrease. The expenses for the six months ended May 31, 2012 and 2011 are primarily comprised of expenses related to the continued commercialization of the Company’s menstrual stem cell technology, which was launched in November 2007 and the Company’s new product, cord tissue.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2012 was $101,090 compared to $160,016 for the 2011 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2011.

Extinguishment of Revenue Sharing Agreements. In December 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement. Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the Bio Stor Revenue Sharing Agreement. In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a

22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $2,576,000 was offset by the carrying amount of the short-term liability related to Bio-Stor and the Illinois Revenue Sharing Agreements in the amount of $1,100,000 and an accrued expense in the amount of $194,055 to reflect the extinguishment of revenue sharing agreements in the amount of $1,281,945 for the six months ended May 31, 2012.

Interest Expense. Interest expense during the six months ended May 31, 2012, was $576,416 compared to $791,430 during the comparable period in 2011. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. The decrease of 27% is a result of the extinguishment of the revenue sharing agreements. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $5,533 for both the six months ended May 31, 2012 and 2011.

Equity in Losses of Affiliate. Equity in losses of affiliate was $77,664 for the six months ended May 31, 2012, compared to $56,212 for the 2011 period. Equity in losses of affiliate for the six months ended May 31, 2012 and 2011, solely consists of amounts related to compensation expense for Saneron stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $82,029 and $69,880 for the six months ended May 31, 2012 and 2011, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of operations for the three and six months ended May 31, 2012.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in the past few quarters in late fiscal 2011 and the first six months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved approximately $1,700,000 as of May 31, 2012 resulting in a charge to earnings during the three months ended May 31, 2012.

There was $1,718,919 of U.S. income tax expense recorded for the three and six months ended May 31, 2012 as a result of the Company’s decision to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, as it is more likely than not that the deferred tax assets will not be realized.

There was no U.S. income tax expense or benefit for the six months ended May 31, 2011. The Company did not record U.S. income tax expense or benefit during the six months ended May 31, 2011 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Results of Operations—Three Month Period Ended May 31, 2012 Compared to the Three Month Period Ended May 31, 2011

Revenues. Revenues for the three months ended May 31, 2012 were $4,425,549 as compared to $4,601,026 for the same period in 2011. The decrease in revenue was primarily attributable to a 4% decrease in processing and storage fees offset by a 5% increase in licensee income.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 23%, partially offset by a 32% decrease in sales discounts as well a 7% increase in recurring annual storage fee revenue for the three months ended May 31, 2012 compared to the 2011 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients.

Licensee Income. Licensee income for the three months ended May 31, 2012, was $319,133 as compared to $304,370 for the 2011 period. Licensee income for the three months ended May 31, 2012 primarily consisted of $309,133 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $10,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Nicaragua. Licensee income for the three months ended May 31, 2011 primarily consisted of $239,601 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $64,769 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Nicaragua and Germany.

Cost of Sales. Cost of sales for the three months ended May 31, 2012 was $1,209,900 as compared to $1,103,758 for the same period in 2011, representing a 10% increase. Cost of sales was 27% of revenues for the three months ended May 31, 2012 and 24% for the three months ended May 31, 2011. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $53,000 and $54,000 for the three months ended May 31, 2012 and 2011, respectively. The increase in cost of sales is primarily attributable to process enhancements during the three months ended May 31, 2012 compared to the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2012 were $4,284,696 as compared to $2,698,209 for the 2011 period representing a 59% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $823,000 or 82% in sales and marketing due to Company’s new sales initiatives including the implementation of a national sales force and an increase of approximately $726,000 in non-cash stock option expense. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received from Mr. Ki Yong Choi on May 30, 2012 nominating himself and five other persons for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting on July 10, 2012. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that have been issued to the Co-CEOs will immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. The increase in selling, general and administrative expenses was partially offset by an approximate $179,000 or 62% decrease in legal and investor relations services and a decrease in consumer advertising of $425,000 or 88%.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2012 were $7,841 as compared to $80,657 for the 2011 period. The expenses for the three months ended May 31, 2011 and 2010 are primarily comprised of expenses related to the continued commercialization of the Company’s menstrual stem cell technology, which was launched in November 2007 and the Company’s new product, cord tissue.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2012 was $44,835 compared to $88,190 for the 2011 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2011.

Extinguishment of Revenue Sharing Agreements. In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The payment amounts of $276,000 was offset by the carrying amount of the short-term liability related to the Illinois Revenue Sharing Agreements in the amount of $200,000 and an accrued expense in the amount of $21,445 to reflect the extinguishment of revenue sharing agreements in the amount of $54,555 for the three months ended May 31, 2012.

Interest Expense. Interest expense during the three months ended May 31, 2012, was $277,251 compared to $399,416 during the comparable period in 2011. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. The decrease of 31% is a result of the extinguishment of the revenue sharing agreements. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $2,743 for both the three months ended May 31, 2012 and 2011.

Equity in Losses of Affiliate. Equity in losses of affiliate was $38,832 for the three months ended May 31, 2012, compared to $28,122 for the 2011 period. Equity in losses of affiliate for the three months ended May 31, 2012 and 2011, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $24,884 and $31,019 for the three months ended May 31, 2012 and 2011, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations. The decrease in foreign tax expense is attributable to the decrease in royalties recognized during the period ended May 31, 2012 compared to May 31, 2011.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the

Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in the past few quarters in late fiscal 2011 and the first six months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved approximately $1,700,000 as of May 31, 2012 resulting in a charge to earnings during the three months ended May 31, 2012.

There was $1,718,919 of U.S. income tax expense recorded for the three months ended May 31, 2012 as a result of the Company’s decision to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, as it is more likely than not that the deferred tax assets will not be realized.

There was no U.S. income tax expense or benefit for the three months ended May 31, 2011. The Company did not record U.S. income tax expense or benefit during the three months ended May 31, 2011 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Liquidity and Capital Resources

Through May 31, 2012, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At May 31, 2012, the Company had cash and cash equivalents of $2,801,757 as compared to $6,305,095 at November 30, 2011. The decrease in cash and cash equivalents during the six months ended May 31, 2012 was primarily attributable to the following:

Net cash used in operating activities for the six months ended May 31, 2012 was $384,979 which was primarily attributable to the Company’s net loss, partially offset by non-cash expenses and implementation of interest-free financing plans and increases in working capital components.

Net cash provided by operating activities for the six months ended May 31, 2011 was $238,538, which was primarily attributable to the Company’s net income and non-cash expenses, partially offset by increases in working capital components.

Net cash provided by investing activities for the six months ended May 31, 2012 was $858,112, which was primarily attributable to the sale of marketable securities which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in investing activities for the six months ended May 31, 2011 was $402,525, which was primarily attributable to the costs associated with the application and development of patents and the purchase of property and equipment.

Net cash used in financing activities for the six months ended May 31, 2012 was $3,976,471, which was primarily attributable to the payment of $2,576,000 for the cancellation of certain interests in certain Revenue Sharing Agreements and the stock repurchase plan pursuant to which the Company has repurchased 674,379 shares of the Company’s common stock for approximately $1,400,000.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood cellular storage services and the menstrual stem cell service, and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the risk factors set forth in Part I, “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	market acceptance of our menstrual stem cell service will require publication of scientific studies, consumer awareness, and the development of new therapies from the menstrual stem cell technology, none of which are certain;

(v)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(vi)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vii)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(viii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(ix)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(x)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(xi)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, litigation resulting from the termination of the former Chairman and CEO, and any material adverse result from such matters;

(xii)	current market, business and economic conditions in general and in our industry in particular;

(xiii)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xiv)	any difficulties and increased expense in enforcing our international licensing agreements;

(xv)	any adverse performance by or relations with any of our licensees;

(xvi)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xvii)	any inability to realize cost savings as a result of recent acquisitions;

(xviii)	any inability to realize a return on an investment;

(xix)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xx)	any adverse impact on our revenues as a result of greater emphasis in the future on the promotion of our menstrual stem cell service and any shifting of our marketing dollars towards our menstrual stem cell service;

(xxi)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xxii)	the success of our global expansion initiatives;

(xxiii)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxiv)	the ability of our reproductive tissue storage services to generate new revenues;

(xxv)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxvi)	any inability to successfully identify and consummate strategic acquisitions;

(xxvii)	any inability to realize benefits from any strategic acquisitions;

(xxviii)	the costs associated with proxy contests and its impact on our business and

(xxix)	other factors many of which are beyond our control.

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

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the first and second quarters of fiscal 2012 and as a result of such changes we believe we have remediated the material weakness described above, however the new controls have not been operating for a long enough period of time to conclude that the Company’s disclosure controls are effective.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II—OTHER INFORMATION

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

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of May 31,

2012 and November 30, 2011. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of May 31, 2012 and November 30, 2011, associated with the agreement and the expense was reflected in selling, general and administrative expenses in the consolidated statement of operations for the year and fourth quarter ended November 30, 2011. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. A hearing is scheduled for February 4, 2013. “See Note 7—Legal Proceedings to the accompanying financial statements for additional information related to litigation”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2012	112,676	$2.47	112,676	2,472,207
April 1 – 30, 2012	6,000	$2.04	6,000	2,466,207
May 1 – 31, 2012	140,586	$2.54	140,586	2,325,621

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

Date: July 16, 2012