Form 10-Q
period 2012-08-31
CRYO CELL INTERNATIONAL INC
filed 2012-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2012

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐ Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 15, 2012, 11,860,040 shares of $0.01 par value common stock were issued and 11,154,890 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2012 (unaudited)	November 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,707,608	$6,305,095
Restricted cash	2,648,498	2,700,000
Marketable securities and other investments	—	1,002,000
Accounts receivable (net of allowance for doubtful accounts of $1,246,993 and $942,533, respectively )	3,369,486	3,059,126
Deferred tax assets	—	209,919
Prepaid expenses and other current assets	657,966	777,284

Total current assets	9,383,558	14,053,424

Property and Equipment-net	1,372,959	1,540,239

Other Assets
Marketable securities and other investments	14,200	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net	694,153	1,115,423
Deposits and other assets, net	549,427	558,254
Deferred tax assets, less current portion	—	1,509,000

Total other assets	1,941,780	3,873,081

Total assets	$12,698,297	$19,466,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,586,546	$1,005,240
Accrued expenses	1,942,139	2,316,875
Short-term liability - revenue sharing agreement	—	900,000
Deferred consulting obligation	—	72,183
Note payable - revenue sharing agreements	194,000	—
Deferred revenue	6,508,743	6,269,148

Total current liabilities	10,231,428	10,563,446

Other Liabilities
Deferred revenue, net of current portion	8,368,120	8,513,686
Long-term liability - revenue sharing agreements	2,300,000	2,850,000

Total other liabilities	10,668,120	11,363,686

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,860,040 issued and 11,154,890 outstanding as of August 31, 2012 and 11,853,227 issued and outstanding as of November 30, 2011)	118,600	118,532
Additional paid-in capital	26,534,368	25,350,483
Treasury stock, at cost (855,250 shares held as treasury stock as of August 31, 2012 and 150,100 shares held as treasury stock as of November 30, 2011)	(1,955,261)	(484,535)
Accumulated deficit	(32,898,958)	(27,444,868)

Total stockholders’ deficit	(8,201,251)	(2,460,388)

Total liabilities and stockholders’ deficit	$12,698,297	$19,466,744

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011
Revenue:
Processing and storage fees	$4,185,910	$4,073,091	$12,129,173	$12,519,532
Licensee income	356,381	334,907	1,017,256	962,297

Total revenue	4,542,291	4,407,998	13,146,429	13,481,829

Costs and Expenses:
Cost of sales	1,326,308	1,194,292	3,563,111	3,459,570
Selling, general and administrative expenses	3,059,678	4,959,626	10,505,171	10,175,920
Research, development and related engineering	66,046	52,236	88,466	168,515
Depreciation and amortization	51,816	104,684	152,906	264,700

Total costs and expenses	4,503,848	6,310,838	14,309,654	14,068,705

Operating Income (Loss)	38,443	(1,902,840)	(1,163,225)	(586,876)

Other Income (Expense):
Other income	17,143	4,874	48,791	17,280
Extinguishment of revenue sharing agreements	(313,661)	—	(1,595,606)	—
Interest expense	(205,714)	(409,497)	(782,130)	(1,200,927)

Total other expense	(502,232)	(404,623)	(2,328,945)	(1,183,647)

Loss before equity in losses of affiliate and income tax expense	(463,789)	(2,307,463)	(3,492,170)	(1,770,523)

Equity in losses of affiliate	(38,450)	(36,002)	(116,114)	(92,214)

Loss before income tax expense	(502,239)	(2,343,465)	(3,608,284)	(1,862,737)
Income tax expense	(44,858)	(38,951)	(1,845,806)	(108,831)

Net Loss	$(547,097)	$(2,382,416)	$(5,454,090)	$(1,971,568)

Net loss per common share - basic	$(0.05)	$(0.20)	$(0.48)	$(0.17)

Weighted average common shares outstanding - basic	11,166,496	11,757,803	11,325,280	11,754,324

Net loss per common share - diluted	$(0.05)	$(0.20)	$(0.48)	$(0.17)

Weighted average common shares outstanding - diluted	11,166,496	11,757,803	11,325,280	11,754,324

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,454,090)	$(1,971,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	311,959	428,540
Loss on sale of property and equipment	7,210	1,214
Compensatory element of stock options	1,073,536	407,244
Provision for doubtful accounts	530,655	196,555
Equity in losses of affiliate	116,114	207,571
Loss on extinguishment of revenue sharing agreements	1,595,606	92,214
Deferred income tax expense	1,718,919	—
Changes in assets and liabilities:
Accounts and notes receivable	(418,359)	(407,136)
Prepaid expenses and other current assets	119,318	(238,930)
Deposits and other assets	15,001	(134,604)
Accounts payable	575,609	(178,052)
Accrued expenses	(173,728)	1,573,842
Deferred consulting obligation	(72,183)	(80,255)
Deferred revenue	94,029	563,106

Net cash provided by operating activities	39,596	459,741

Cash flows from investing activities:
Restricted cash held in escrow	51,502	(2,500,000)
Purchases of property and equipment	(137,678)	(560,444)
Purchases of marketable securities and other investments	(14,200)	—
Proceeds from sale of marketable securities and other investments	1,008,404	130,000
Investments in patents	(20,385)	(48,106)

Net cash provided by (used in) investing activities	887,643	(2,978,550)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(3,054,000)	—
Treasury stock purchases	(1,470,726)	—
Proceeds from the exercise of stock options	—	22,762

Net cash (used in) provided by financing activities	(4,524,726)	22,762

Decrease in cash and cash equivalents	(3,597,487)	(2,496,047)

Cash and cash equivalents - beginning of period	6,305,095	8,369,537

Cash and cash equivalents - end of period	$2,707,608	$5,873,490

Supplemental schedule of non-cash from financing activities

Note payable - extinguishment of revenue sharing agreements	$194,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2012 and November 30, 2011, the related Consolidated Statements of Operations for the three and nine months ended August 31, 2012 and August 31, 2011 and Cash Flows for the nine months ended August 31, 2012 and 2011 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2012 are not necessarily indicative of the results expected for any interim period in the future or the fiscal year ending November 30, 2012.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,541,000 and $7,756,000 as of August 31, 2012 and November 30, 2011, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, have increased the Company’s expenses which have resulted in losses in the past few quarters in late fiscal 2011 and the first nine months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized.

As a result of the cumulative losses, the Company reserved approximately $1,700,000 during the second quarter of 2012 resulting in a charge to earnings during the nine months ended August 31, 2012.

There was $1,718,919 of U.S. income tax expense recorded for the nine months ended August 31, 2012 as a result of the Company’s decision in the second quarter of 2012 to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, as it is more likely than not that the deferred tax assets will not be realized. There was no U.S. income tax expense for the three months ended August 31, 2012.

The Company did not record U.S. income tax expense during the three and nine months ended August 31, 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $45,000 and $39,000 for the three months ended August 31, 2012 and 2011, respectively, of foreign income tax expense. The Company recognized approximately $127,000 and $109,000 for the nine months ended August 31, 2012 and 2011, respectively, of foreign income tax expense.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2012 and August 31, 2011, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Stock Compensation

As of August 31, 2012, the Company has three stock-based employee compensation plans, which are described in Note 4. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $54,000 and $314,000 for the three months ended August 31, 2012 and August 31, 2011, respectively, of stock option compensation expense. The

Company recognized approximately $1,074,000 and $407,000 for the nine months ended August 31, 2012 and August 31, 2011, respectively, of stock compensation expense. On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all options that have been issued to the Co-CEOs will immediately vest. Included in the 2012 stock compensation expense is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEOs.

The Company recognizes stock-based compensation based on the fair value of the related awards. Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of service-based vesting condition and performance-based vesting condition stock option awards is determined using the Black-Scholes valuation model. The Company estimates the fair value of stock option awards as of the grant date by applying the Black-Scholes option pricing model. For stock option awards with only service-based vesting conditions and graded vesting features, the Company recognizes stock compensation expense based on the graded-vesting method. To value awards with market-based vesting conditions the Company uses a binomial valuation model. The Company recognizes compensation cost for awards with market-based vesting conditions on a graded-vesting basis over the derived service period calculated by the binomial valuation model. The use of these valuation models involve assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

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

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and advances, notes receivable, accounts payable, accrued expenses, and deferred consulting obligation approximate fair value. The Company believes that the fair value of its revenue sharing agreement’s liability recorded on the balance sheet is between the recorded book value and up to the Company’s recent settlement experience as discussed in Note 8, due to the various terms and conditions associated with each Revenue Sharing Agreement.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 and November 30, 2011, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at August 31, 2012 Using
Description	August 31, 2012	Level 1	Level 2	Level 3
Assets:
Trading securities	$14,200	$ 14,200		—

	Fair Value at	Fair Value Measurements at November 30, 2011 Using
Description	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,008,404	$ 6,404	$1,002,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – The Company invested in exchange-traded equity securities of $20,760 and $0 at August 31, 2012 and November 30, 2011, respectively. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was $820 in unrealized holding gain recorded in other income and expense on the accompanying consolidated statements of operations for the three months ended August 31, 2012. There was $6,560 in unrealized holding loss recorded in other income and expense on the accompanying consolidated statements of operations for the nine months ended August 31, 2012.

Available-for-sale securities – As of November 30, 2011, the Company invested $1,002,000 in variable-rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days’ notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy. During fiscal 2012, the Company redeemed these variable-rate demand notes for an amount that closely approximated redemption date carrying value. As a result, no gain or loss was recognized upon redemption.

The Company further invested in exchange-traded equity securities of and $0 and $6,404 at August 31, 2012 and November 30, 2011, respectively. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of August 31, 2012 and November 30, 2011 the Company recorded reserves under these programs in the amounts of $14,172 and $13,351, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Net Loss per Common Share

The following table sets forth the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Numerator:
Net Loss	($547,097)	($2,382,416)	($5,454,090)	($1,971,568)

Denominator:
Weighted-average shares outstanding-basic	11,166,496	11,757,803	11,325,280	11,754,324
Dilutive common shares issuable upon exercise of stock options	—	—	—	—

Weighted-average shares-diluted	11,166,496	11,757,803	11,325,280	11,754,324

Net loss per common share:
Basic	($.05)	($.20)	($.48)	($.17)

Diluted	($.05)	($.20)	($.48)	($.17)

For the three and nine months ended August 31, 2012 and August 31, 2011, due to the Company incurring net losses for both periods, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2012 and November 30, 2011, the Company had an ownership interest of 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill initially determined upon the investment made in Saneron, as goodwill is not amortized. As of August 31, 2012 and November 30, 2011, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. At August 31, 2012 and November 30, 2011, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and therefore; goodwill was not impaired as of August 31, 2012 and November 30, 2011.

For the three and nine months ended August 31, 2012, the Company recorded equity in losses of Saneron operations of approximately $38,000 and $116,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and nine months ended August 31, 2011, the Company recorded equity in losses of Saneron operations of approximately $36,000 and $92,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of August 31, 2012 and November 30, 2011, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

The Company has a research and development agreement with Saneron to develop regenerative therapies utilizing Cryo-Cell’s menstrual stem cell technology. Cryo-Cell and Saneron collaborate on research in pre-clinical models for certain neurological diseases and disorders. Under terms of the agreement, the Company provides Saneron with menstrual stem cells along with proprietary methodology associated with the technology. Saneron provides study materials and develops the research methodology for potential therapeutic applications associated with designated pre-clinical applications. Intellectual property resulting from this research collaboration will be jointly owned by the parties.

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of August 31, 2012 and November 30, 2011, there were 63,089 and 99,292 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance shares and performance units). As of August 31, 2012 and November 30, 2011, there were 727,988 and 509,127 shares issued, but not yet exercised, under the 2006 plan, respectively. As of August 31, 2012, there were 157,685 shares available for future issuance under the 2006 plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan to 2,500,000 shares. As of August 31, 2012, there were 1,500,000 shares granted under the 2012 plan and 1,000,000 shares available for future issuance.

Service-based vesting condition options

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted to employees is calculated, in accordance with the “simplified method” for “plain vanilla” stock options allowed under GAAP. Expected dividends are based on the historical trend of the Company not issuing dividends.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2012 and August 31, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	115.76%	108.85%	112.50%	107.62%
Risk free interest rate	.74%	1.02%	.90%	1.21%
Expected life	5.0 years	5.7 years	5.6 years	5.6 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	608,419	$2.40	6.38	$37,490

Granted	698,500	1.90		$200,375
Exercised	(33,562)	1.83		$22,801
Expired/forfeited	(122,280)	2.20		$24,806

Outstanding at August 31, 2012	1,151,077	$2.14	7.28	$297,213

Exercisable at August 31, 2012	820,062	$2.10	7.66	$268,206

The weighted average grant date fair value of options granted during the nine months ended August 31, 2012 and August 31, 2011 was $1.55 and $2.14, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2011 or August 31, 2012, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the nine months ended August 31, 2012, there were 33,562 options exercised using the net exercise method included as part of the original terms of each award. Under the net exercise method, the option holders surrendered 26,749 options to cover the total cost of exercising the stock options resulting in 6,813 net common shares being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan. There were 11,751 options exercised during the nine months ended August 31, 2011.

Significant option groups outstanding and exercisable at August 31, 2012 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	15,000	2.41	$.68	15,000	$.68
$1.01 to $ 2.00	546,988	7.89	$1.68	507,797	$1.69
$2.01 to $ 3.00	548,500	7.30	$2.54	256,676	$2.80
$3.01 to $ 4.00	40,589	.60	$3.34	40,589	$3.34

	1,151,077	7.28	$2.14	820,062	$2.10

A summary of the status of the Company’s non-vested shares as of August 31, 2012, and changes during the nine months ended August 31, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2011	353,277	$1.94

Granted	698,500	1.55
Vested	(638,074)	1.65
Forfeited	(82,688)	1.63

Non-vested at August 31, 2012	331,015	$1.76

As of August 31, 2012, there was approximately $401,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years as of August 31, 2012. The total fair value of shares vested during the nine months ended August 31, 2012 was approximately $1,052,000. In October 2012, the Company elected to accelerate certain advisory board options.

Performance and market-based vesting condition options

Variables used to determine the fair value of options with performance-based and market-based vesting conditions granted during the nine months ended August 31, 2012 are as follows:

Nine Months Ended
August 31, 2012
Weighted average values:
Expected dividends	0%
Expected volatility	107.03%
Risk free interest rate	1.00%
Expected life	6.4 years

The Company did not grant any new performance or market-based vesting condition options during the three months ended August 31, 2012.

Stock option activity for options with performance-based and market-based vesting conditions for the nine months ended August 31, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	—	—	—	—

Granted	1,170,000	$1.73
Exercised	—	—
Expired/forfeited	(30,000)	1.72

Outstanding at August 31, 2012	1,140,000	$1.73	7.84	$499,800

Exercisable at August 31, 2012	—	—	—	—

The weighted average grant date fair value of performance and market-based vesting conditions options granted during the three and nine months ended August 31, 2012 was $0 and $1.28, respectively. The Company did not grant any new performance or market-based vesting condition options during the three months ended August 31, 2012.

During the nine months ended August 31, 2012, the Company granted 213,334 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of August 31, 2012 there was approximately $131,400 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

The remaining 956,666 options granted to executives and consultants during the nine months ended August 31, 2012 require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of August 31, 2012 and thus no compensation cost has been recognized through this date. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. In addition, any compensation expense as a result of consultant options, will be re-measured on a quarterly basis, over the period the service is being provided to the Company. As of August 31, 2012 there was approximately $1,512,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized. Total unrecognized compensation cost may fluctuate from quarter to quarter as performance based options issued to consultants are marked to market over the requisite service period.

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

On August 19, 2011, the Company received notification from Mexico that it was terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination was revoked and Mexico began to pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. Mexico also has the option to pay off the amount early with no penalties. The amendment is expected to result in a reduction of licensee income in future periods once the $1,863,000 is paid in full.

As of August 31, 2012 and November 30, 2011, the Company recorded a receivable from Mexico of $1,252,947 and $1,656,476, respectively, and deferred revenue of $1,239,144 and $1,633,910, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received nine installments of $50,000 during the nine months ended August 31, 2012, which is reflected in the consolidated statement of operations as of August 31, 2012 as licensee and other income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term as Accounts Receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has entered into definitive license agreements giving third parties the right to market both the Company’s umbilical cord blood and menstrual stem cell programs in Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru, and Venezuela. In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement.

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $392,000 and $314,000 for the three months ended August 31, 2012 and 2011 and are reflected in processing and storage fees in the accompanying consolidated statements of operations. Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,185,000 and $992,000 for the nine months ended August 31, 2012 and 2011 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended August 31, 2012 and 2011 and the nine months ended August 31, 2012 and 2011. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	Three Months Ended August 31, 2012			Nine Months Ended August 31, 2012
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	—	169,412	169,412	—	508,235	508,235
Mexico	—	156,969	156,969	—	464,021	464,021
Costa Rica	25,000	—	25,000	25,000	—	25,000
Nicaragua	5,000	—	5,000	20,000	—	20,000

Total	$30,000	$326,381	$356,381	$45,000	$972,256	$1,017,256

	Three Months Ended August 31, 2011			Nine Months Ended August 31, 2011
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
China					$50,000	$50,000
India	$—	$141,177	$141,177	$—	423,530	423,530
Mexico	—	177,747	177,747	—	453,015	453,015
Costa Rica	15,983		15,983	15,983		15,983
Germany (1)				9,769		9,769
Nicaragua		—		10,000	—	10,000

Total	$15,983	$318,924	$334,907	$35,752	$926,545	$962,297

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. The Company has not recorded any revenue associated with the two agreements in the Company’s consolidated statements of operations for the three and nine months ended August 31, 2012. The Company recorded a payment of $0 and $9,769 as revenue in the Company’s consolidated statements of operations for the three and nine months ended August 31, 2011.

Note 6 – Proxy Contests

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is reflected as restricted cash in the accompanying consolidated balance sheet as of August 31, 2012 and November 30, 2011. The Trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. During the nine months ended August 31, 2012, $59,232 in legal fees were paid from the Trust on behalf of one of the Participants. As of August 31, 2012 the balance in the Trust is $2,444,400 which is reflected in the accompanying consolidated balance sheets as of August 31, 2012. As of August 31, 2012, one of the three Participants continues to be employed by the Company.

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

On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 associated with the agreement which is reflected as an accrued expense in the accompanying consolidated balance sheets as of August 31, 2012 and November 30, 2011. The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed during the fourth quarter of fiscal 2011 were approximately $528,000.

On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals to the Company’s board of directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, upon receipt by the Company of this Nomination Solicitation Notice, as defined in the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs vested. Due to the immediate vesting of the options issued to the Co-CEOs, approximately $700,000 was recorded as stock option compensation expense during the second quarter of fiscal 2012 and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended August 31, 2012.

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

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of August 31, 2012 and November 30, 2011. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for September 3, 2013.

On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of August 31, 2012 and November 30, 2011, associated with the agreement. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement. A hearing is scheduled for February 4, 2013.

Note 8 – Cancellation of Revenue Sharing Agreements

In December 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, in December 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of debt in the amount of $1,227,390 for the nine months ended August 31, 2012.

In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $276,000 was offset by the carrying amount of the short-term liability related to the Illinois RSA in the amount of $200,000 and an accrued expense in the amount of $9,650 to reflect the extinguishment of debt in the amount of $54,555 for the nine months ended August 31, 2012.

In June and July 2012, the Company entered into Asset Purchase Agreements with certain investors with an interest in 45% of the Illinois RSA and an interest in a RSA with specimens that originate in the state of New York. Pursuant to the terms of the Asset Purchase Agreements, during the third quarter of fiscal 2012, the Company made one-time, lump-sum payments in the amount of $478,000 to the investors. The remaining balance of $194,000 is due to the investors one-year from the date of the Asset Purchase Agreement, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSA’s. The total payment amount of $672,000 was offset by the carrying amount of the short-term liability related to the RSA’s in the amount of $350,000 and an accrued expense in the amount of $8,339 to reflect the extinguishment of debt in the amount of $313,661 for the nine months ended August 31, 2012.

Note 9 – Share Repurchase Plan

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

As of August 31, 2012, the Company had repurchased 705,150 shares of the Company’s common stock at an average price of 2.09 per share through open market and privately negotiated transactions.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of August 31, 2012.

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

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. In 2006, the Company discovered technology related to menstrual stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). In November 2007, the Company announced the commercial launch of the menstrual stem cell service related to this patent-pending technology. The Company continues to focus independently-funded research and development activities through a vast network of research collaboration partners.

In August 2011, there was a change in control of the Board of Directors. The Company is refocusing its efforts on the Company’s umbilical cord blood and cord tissue business while continuing to develop the menstrual stem cell technology.

During the nine months ended August 31, 2012, total revenue decreased 2% as compared to the same period in 2011. The Company reported a net loss of approximately ($5,500,000), or ($.48) per basic common share for the nine months ended August 31, 2012 compared to a net loss of approximately ($1,971,568) or ($.17) per basic common share for the same period in 2011. The increase in net loss for the nine months ended August 31, 2012 principally resulted from the cancellation of certain interests in the Illinois Revenue Sharing Agreement, the Bio-Stor Revenue Sharing Agreement and the interest in the Revenue Sharing Agreement for the state of New York resulting in extinguishment of debt in the amount of approximately $1,600,000, a 3% increase in selling, general and administrative expenses, due mainly to an increase in stock option compensation and the increase in sales and marketing initiatives including the implementation of a national sales force. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received by the Company nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. Also, during the second quarter of fiscal 2012, the Company reserved approximately $1.7 million of its deferred tax assets. The decision to reserve the deferred tax asset is based on the accounting standards surrounding income taxes that require a company to consider whether it is more likely than not that the deferred tax assets will be realized. The Company has made certain strategic decisions in fiscal 2011 and fiscal 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements, the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. The strategic decisions, as well as the costs associated with the 2011 proxy contest and the accrual of severance associated with termination of the Company’s former Chief Executive Officer, resulted in losses in fiscal 2011 and the first nine months of fiscal 2012. Once a company has had cumulative losses in recent years, regardless if the loss was planned for strategic purposes, the accounting standard does not allow the company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. This is partially offset by a 35% decrease in interest expense which is a result of the cancellation of certain interests in the Revenue Sharing Agreements. In addition, research and development expenses were approximately $88,000 for the nine months ended August 31, 2012, a decrease of approximately $80,000 or 48% in comparison to the same period in 2011.

At August 31, 2012, the Company had cash and cash equivalents of $2,707,608. The Company’s cash decreased by approximately $3,600,000 during the first nine months of fiscal 2012, primarily as a result of the payment of $3,200,000 for the cancellation of certain interests in certain Revenue Sharing Agreements and the stock repurchase plan pursuant to which the Company has repurchased 705,150 shares of the Company’s common stock for approximately $1,470,000. As of August 31, 2012, the Company had no long-term indebtedness.

Results of Operations – Nine Month Period Ended August 31, 2012 Compared to the Nine Month Period Ended August 31, 2011

Revenues. Revenues for the nine months ended August 31, 2012 were $13,146,429 as compared to $13,481,829 for the same period in 2011. The decrease in revenue was primarily attributable to a 3% decrease in processing and storage fees, which was partially offset by a 6% increase in licensee income which was largely due to timing of the execution of licensee agreements and payment terms of up-front fees.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a decrease in specimens processed of 28%, partially offset by a 7% increase in recurring annual storage fee revenue and a decrease in sales discounts of 29% for the fiscal 2012 period compared to the 2011 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time.

Licensee Income. Licensee income for the nine months ended August 31, 2012, was $1,017,256 as compared to $962,297 for the 2011 period. Licensee income for the nine months ended August 31, 2012 primarily consisted of $972,256 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $45,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Costa Rica and Nicaragua. Licensee income for the nine months ended August 31, 2011 primarily consisted of $926,545 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $35,752 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord program in Costa Rica, Nicaragua and Germany.

Cost of Sales. Cost of sales for the nine months ended August 31, 2012 was $3,563,111 as compared to $3,459,570 for the same period in 2011, representing a 3% increase. Cost of sales was 27% of revenues for the nine months ended August 31, 2012 and 26% for the nine months ended August 31, 2011. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $159,000 and $164,000 for the nine months ended August 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2012 were $10,505,171 as compared to $10,175,920 for the 2011 period representing a 3% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $1,700,000 or 61% in sales and marketing due to the Company’s new sales and marketing initiatives including the implementation of a national sales force and an increase of approximately $666,000 in noncash stock option expense. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received by the Company nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. The increase in selling, general and administrative expenses was partially offset by an approximate $392,000 or 53% decrease in legal and investor relations services and a decrease of approximately $673,000 or 72% in fees associated with the annual meeting. The fees associated with the 2012 Annual Meeting were approximately $266,000 compared to approximately $940,000 for the 2011 Annual Meeting. The total fees expended for the 2011 Annual Meeting included the reimbursement by the Company to the Portnoy Group of its costs associated with the 2007 and 2011 Annual Meetings of approximately $528,000. In addition to this reimbursement, the Company incurred approximately $412,000 in fees associated with the 2011 Annual Meeting. Also included in selling, general and administrative expenses for the nine months ended August 31, 2011 was an approximate $950,000 accrual of severance in accordance with Mercedes Walton’s, the Company’s former Chairman and CEO’s, employment agreement dated August 15, 2005, as amended July 16, 2007. Per the employment agreement, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2012 were $88,466 as compared to $168,515 for the 2011 period representing a 48% decrease. The expenses for the nine months ended August 31, 2012 and 2011 are primarily comprised of expenses related to the continued commercialization of the Company’s menstrual stem cell technology, which was launched in November 2007 and the Company’s new product, cord tissue.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2012 was $152,906 compared to $264,700 for the 2011 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2011.

Extinguishment of Revenue Sharing Agreements. During the nine months ended August 31, 2012, the Company entered into Asset Purchase Agreements with certain investors canceling their respective Revenue Sharing Agreements. Pursuant to the terms of the Asset Purchase Agreements, the Company made one-time, lump-sum payments in the amount of $3,054,000 to the investors. The remaining balance of $194,000 is due to the investors one-year from the date of the Asset Purchase Agreements, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The total payment amount of $3,248,000 was offset by the carrying amount of the short-term liability related to the Revenue Sharing Agreements in the amount of $1,450,000 and an accrued expense in the amount of $202,394 to reflect the extinguishment of revenue sharing agreements in the amount of $1,595,606 for the nine months ended August 31, 2012.

Interest Expense. Interest expense during the nine months ended August 31, 2012, was $782,130 compared to $1,200,927 during the comparable period in 2011. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $1,663 and $7,437 for the nine months ended August 31, 2012 and 2011, respectively. During the third quarter of fiscal 2012, the Company fulfilled its obligation of the deferred consulting agreement.

Equity in Losses of Affiliate. Equity in losses of affiliate was $116,114 for the nine months ended August 31, 2012, compared to $92,214 for the 2011 period. Equity in losses of affiliate for the nine months ended August 31, 2012 and 2011 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $126,887 and $108,831 for the nine months ended August 31, 2012 and 2011, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of operations.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in fiscal 2011 and the first nine months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved approximately $1,700,000 during the second quarter of fiscal 2012 resulting in a charge to earnings during the nine months ended August 31, 2012.

There was $1,718,919 of U.S. income tax expense recorded for the nine months ended August 31, 2012 as a result of the Company’s decision to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, as it is more likely than not that the deferred tax assets will not be realized.

There was no U.S. income tax expense for the nine months ended August 31, 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

Results of Operations - Three Month Period Ended August 31, 2012 Compared to the Three Month Period Ended August 31, 2011

Revenues. Revenues for the three months ended August 31, 2012 were $4,542,291 as compared to $4,407,998 for the same period in 2011. The increase in revenue was primarily attributable to a 3% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in the average selling price of specimens processed during the three months ended August 31, 2012 compared to the same period in 2011 and an increase of 6% in recurring annual storage fees compared to the three months ended August 31, 2011. This is partially offset by a decrease in specimens processed of 26% for the three months ended August 31, 2012 compared to the 2011 period.

Licensee Income. Licensee income for the three months ended August 31, 2012, was $356,381 as compared to $334,907 for the 2011 period. Licensee income for the three months ended August 31, 2011 primarily consisted of $326,381 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $30,000 related to installment payments of non-refundable up-front license fees from the licensee of the Company’s umbilical cord blood program in Costa Rica. Licensee income for the three months ended August 31, 2011 primarily consisted of $318,924 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $15,983 related to installment payments of non-refundable up-front license fees from the licensee of the Company’s umbilical cord blood program in Costa Rica.

Cost of Sales. Cost of sales for the three months ended August 31, 2012 was $1,326,308 as compared to $1,194,292 for the same period in 2011, representing an 11% increase. Cost of sales was 29% of revenues for the three months ended August 31, 2012 and 27% for the three months ended August 31, 2011. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $52,000 and $55,000 for the three months ended August 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2012 were $3,059,678 as compared to $4,959,626 for the 2011 period representing a 38% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is due in part to an approximate $101,000 or 53% decrease in legal and investor relations services. Also contributing to the decrease in selling, general and administrative expenses are the fees associated with the 2012 Annual Meeting which were approximately $266,000 compared to approximately $940,000 for the 2011 Annual Meeting. The total fees expended for the 2011 Annual Meeting included the reimbursement by the Company to the Portnoy Group of its costs associated with the 2007 and 2011 Annual Meetings of approximately $528,000. In addition to this reimbursement, the Company incurred approximately $412,000 in fees associated with the 2011 Annual Meeting. Also included in selling, general and administrative expenses for the three months ended August 31, 2011 was an approximate $950,000 accrual of severance in accordance with Mercedes Walton’s, the Company’s former Chairman and CEO’s, employment agreement dated August 15, 2005, as amended July 16, 2007. Per the employment agreement, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement. For the three months ended August 31, 2011, a write-off of approximately $208,000 was included in selling, general and administrative expenses for the abandonment of certain patents and trademarks that management made the decision not to pursue. The decrease in selling, general and administrative expenses for the three months ended August 31, 2012 was partially offset by an increase of approximately $435,000 or 48% in sales and marketing due to the Company’s new sales initiatives including the implementation of a national sales force.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2012 were $66,046 as compared to $52,236 for the 2011 period. The expenses for the three months ended August 31, 2012 and 2011 are primarily comprised of expenses related to the continued commercialization of the Company’s menstrual stem cell technology, which was launched in November 2007 and the Company’s new product, cord tissue.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2012 was $51,816 compared to $104,684 for the 2012 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2011.

Extinguishment of Revenue Sharing Agreements. During the three months ended August 31, 2012, the Company entered into Asset Purchase Agreements with certain investors canceling their respective Revenue Sharing Agreements. Pursuant to the terms of the Asset Purchase Agreements, the Company made one-time, lump-sum payments in the amount of $478,000 to the investors. The remaining balance of $194,000 is due to the investors one-year from the date of the Asset Purchase Agreements, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The total payment amount of $672,000 was offset by the carrying amount of the short-term liability related to the Revenue Sharing Agreements in the amount of $350,000 and an accrued expense in the amount of $8,339 to reflect the extinguishment of revenue sharing agreements in the amount of $313,661 for the three months ended August 31, 2012.

Interest Expense. Interest expense during the three months ended August 31, 2012, was $205,714 compared to $409,497 during the comparable period in 2011. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $74 and $1,904 for the three months ended August 31, 2012 and 2011, respectively. During the three months ended August 31, 2012, the Company fulfilled its obligation of the deferred consulting agreement.

Equity in Losses of Affiliate. Equity in losses of affiliate was $38,450 for the three months ended August 31, 2012, compared to $36,002 for the 2011 period. Equity in losses of affiliate for the three months ended August 31, 2012 and 2011 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $44,858 and $38,951 for the three months ended August 31, 2012 and 2011, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

There was no U.S. income tax expense for the three months ended August 31, 2012 and August 31, 2011. The Company did not record U.S. income tax expense during the third quarter of 2012 or 2011 due to the utilization of net operating losses and foreign tax credit carry forwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through August 31, 2012, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At August 31, 2012, the Company had cash and cash equivalents of $2,707,608 as compared to $6,305,095 at November 30, 2011. The decrease in cash and cash equivalents during the nine months ended August 31, 2012 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2012 was $39,596, which was primarily attributable to non-cash expenses, partially offset by increases in working capital components.

Net cash provided by operating activities for the nine months ended August 31, 2011 was $459,741, which was primarily attributable to the Company’s operating activities.

Net cash provided by investing activities for the nine months ended August 31, 2012 was $887,643, which was primarily attributable to the sale of marketable securities which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in investing activities for the nine months ended August 31, 2011 was $2,978,550, which was primarily attributable to the funding a trust in the amount of $2,500,000 to escrow amounts that may become payable to certain participants under their respective Employment Agreements as a result of a change in control.

Net cash used in financing activities for the nine months ended August 31, 2012 was $4,524,726, which was primarily attributable to the payment of $3,054,000 for the cancellation of certain interests in certain Revenue Sharing Agreements and the stock repurchase plan pursuant to which the Company has repurchased 705,150 shares of the Company’s common stock for approximately $1,471,000.

Net cash provided by financing activities for the nine months ended August 31, 2011 was $22,762 due to the exercise of stock options.

The Company does not have a line of credit.

The Company anticipates making discretionary capital expenditures of approximately $750,000 over the next twelve months for software enhancements and purchases of property and equipment. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Form 10-K filed on February 28, 2012 and subsequent quarterly reports ending with our May 31, 2012 Quarterly Report on Form 10-Q, during the November 30, 2011, year-end closing process, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof.

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

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our co-CEOs and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of August 31, 2012 and November 30, 2011. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for February 6, 2013.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000. On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of August 31, 2012 and November 30, 2011, associated with the agreement and the expense was reflected in selling, general and administrative expenses in the consolidated statement of operations for the year and fourth quarter ended November 30, 2011. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement. A hearing is scheduled for February 4, 2013. “See Note 7 -Legal Proceedings to the accompanying financial statements for additional information related to litigation”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2012	9,070	$2.29	9,070	2,316,551
July 1 – 31, 2012	49,498	$2.28	49,498	2,267,053
August 1 – 31, 2012	—	$—	—	2,267,053

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

Cryo-Cell International, Inc.

/s/ David Portnoy
David Portnoy
Co-Chief Executive Officer

Cryo-Cell International, Inc.

/s/ Mark Portnoy
Mark Portnoy
Co-Chief Executive Officer

Cryo-Cell International, Inc.

/s/ Jill M. Taymans
Jill M. Taymans
Vice President, Finance, Chief Financial Officer

Date: October 15, 2012