Form 10-K
period 2012-11-30
CRYO CELL INTERNATIONAL INC
filed 2013-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $20,763,953.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2013, 11,860,040 shares of $0.01 par value common stock were issued and 10,984,880 were outstanding.

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

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) operates in one reportable segment and is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company, in combination with its global affiliates, currently stores over 275,000 cord blood specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

In recent years, utilizing its infrastructure, experience and resources derived from its umbilical cord blood stem cell business, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). Also in 2006, the Company discovered technology related to menstrual stem cells. In November 2007, the Company announced the commercial launch of the menstrual stem cell service related to this patent-pending technology. The Company continues to focus on independently-funded research and development activities through research collaboration partners. The Company offers the menstrual stem cell service on a stand-alone basis. In 2010, the Company introduced the reproductive tissue storage service which includes storage of embryos, oocyctes and sperm, to the medical industry and their clients worldwide. During fiscal 2011 the Company introduced the advanced new cord tissue service, which stores a section of the umbilical cord tissue. The Company offers the cord tissue service in combination with the umbilical cord blood service. This service is growing; however, the umbilical cord blood service continues to be the Company’s main focus.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	One of the largest and oldest private family cord blood banks, with an established client base exceeding 275,000 worldwide,

•	Our status as a cGMP- and cGTP-compliant private cord blood bank with both International Organization for Standardization (“ISO”) certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	a safe, secure and monitored storage environment,

•	since inception, 100% of the Company’s specimens have been viable upon thaw,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week client support staff to assist clients and medical caregivers,

•	high-value pricing,

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

Menstrual Stem Cell Technology

In November 2007, the Company announced its discovery of menstrual stem cell technology and its launch of the world’s first-ever commercial service allowing women to store their own menstrual stem cells. Menstrual stem cells are highly proliferative stem cells found in the menstrual blood produced during a woman’s period. The stem cells possess the unique ability to develop into various other types of healthy cells. During a woman’s menstrual cycle, valuable stem cells are discarded in the menstrual blood. The Cryo-Cell Menstrual Stem Cell Service easily captures these self-renewing stem cells and then processes and cryopreserves them for emerging cellular therapies and the potential treatment of many life-threatening diseases. Menstrual stem cells have similar regenerative capabilities as stem cells from umbilical cord blood or bone marrow. The Cryo-Cell Menstrual Stem Cell Service offers any woman in her reproductive years the ability to store and preserve these cells for herself or potentially for use by a family member.

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

Although menstrual stem cells have not been used to date in human therapies, animal studies of menstrual stem cells have commenced, showing strong potential value. This research is further supported by several recent scientific publications that demonstrate the potential of menstrual stem cells for human therapies such as cardiac and bone repair. We believe that Cryo-Cell is the first and only company to launch a menstrual stem cell service that will enable women to collect and store these stem cells. The Company has filed patent applications to protect a broad range of intellectual property (IP) associated with menstrual stem cell technology, and has licensed the exclusive service in selected global markets. The Company has executed collaborative research agreements with several leading stem cell researchers who have initiated preclinical studies in a broad range of diseases reflecting the significance of this discovery, including diabetes, cardiac and neurological diseases and disorders such as stroke and Alzheimer’s disease.

The Company estimates that over 70 million women in the U.S. alone are in the target market for the menstrual stem cell service. The Company anticipates that the menstrual stem cell market penetration will expand over time as scientific research is announced and therapeutic developments emerge.

Reproductive Tissue Storage

In October 2010, the Company announced a new reproductive tissue storage service for cryopreserved embryos, oocytes and sperm. This new service offers high quality and competitively priced reproductive tissue services that will include short and longer-term cryogenic storage, inter-facility transportation coordination, and special quarantined cryogenic storage for infectious disease positive specimens.

The reproductive tissue storage intends to assure clients of enhanced security and significant single-source savings for their family’s current and future biological tissue cryogenic storage needs. Reproductive tissue storage clients will be eligible to purchase any Cryo-Cell service at discounted returning client pricing, including the Company’s signature umbilical cord blood stem cell preservation service, umbilical cord tissue service, and the menstrual stem cell service. Reproductive tissue storage is also expected to assist clients with the facilitation of future possibilities available for their cryopreserved specimens, including donation for research, anonymous or direct donation.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2012 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

Beginning in 2012, the Company established a national sales force to increase its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities also include advertisements in several clinical journals and telemarketing activities. In addition, the Company exhibits at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

To increase awareness among expectant parent audiences, the Company continues to promote its service through internet marketing and print advertising in national targeted prenatal magazines, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and internet marketing campaigns.

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

The Company has executed numerous collaborative research agreements with stem cell researchers who are studying menstrual stem cells in various pre-clinical models including diabetes, breast cancer, heart disease, vascular regeneration, stroke and autoimmune diseases. Although the Company does not have funding commitments with any of the collaborative research agreements, it shares in any intellectual property generated by the research. The Company expects to place greater promotional emphasis on its menstrual stem cell service in the future and increase its marketing expenditures.

Competition

Growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. The Company competes against approximately 25 other national private cord blood banks.

These competitors may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, the Company believes that some competitors charge more for comparable quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2008 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system. This achievement positions Cryo-Cell as an industry quality leader as a cGMP- and cGTP-compliant private cord blood bank with both ISO certification and AABB accreditation.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. At November 30, 2012, the Company was in compliance with this requirement.

The division of FDA which regulates HCT/Ps is the Center for Biologics Evaluation and Research (“CBER”). The section of FDA Code of Federal Regulations (“CFR”) pertaining to cord blood is 21 CFR 1271. Since 2004, the FDA has formulated a “Tissue Action Plan” which consists of these three rules:

1.	As of January 21, 2004, all cord blood banks are required to register with the FDA. Any cord blood bank which has a laboratory should be on the web page of FDA Registered Establishments.

2.	The second rule was published May 20, 2004, and became effective May 25, 2005. It pertains to donor eligibility. This rule requires more screening of donors for communicable diseases.

3.	The final rule establishes FDA standards of current Good Tissue Practice (“GTP”) for laboratories which process HCT/Ps. This rule was published November 19, 2004, became effective May 25, 2005, and is intended to prevent contamination or cross-contamination during the handling of HCT/Ps.

These three FDA rules apply only to cord blood processed on or after the effective date of May 25, 2005. The final rule allows the FDA to inspect cord blood laboratories to determine compliance with the provisions of 21 CFR Part 1271. In the summer of 2009, the FDA began conducting unannounced inspections of cord blood banks.

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

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 34% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2012 and 2011, respectively. Saneron is the owner and/or exclusive licensee of technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL™) and Sertoli cells (SERT-CELL™).

To date, Saneron has received twelve SBIR/STTR grants, has been the industry sponsor on eleven Florida High Tech Corridor grants, one James and Esther King Biomedical Research Grant, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the

study of the Saneron U-CORD-CELL™ as a treatment for Alzheimer’s. During 2005 and 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL™ have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently drafting Investigational New Drug (IND) applications for the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s, ALS and stroke.

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

In February 2010, Saneron received a Phase I STTR grant for a joint project with Henry Ford Health System on the use of the U-CORD-CELL™ as a potential therapy for stroke. In June 2010, Saneron received a James and Esther King Biomedical Grant, which was matched with a Florida High Tech Corridor Industry Seed Grant, to study the potential of Cryo-Cell’s menstrual stem cell technology as a possible treatment for stroke. Finally in September 2010, Saneron received a 2 1/2 year Phase II STTR grant to further translate the research underway on the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s. This $2.6 million Phase II STTR grant has also been matched with three Florida High Tech Corridor Industry Seed Grants. In 2012, Saneron contributed to four peer-reviewed scientific publications and two scientific poster presentations.

Revenue Sharing Agreements (“RSAs”)

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to the RSA. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

In the future, the Company could reverse the liability relating to the RSAs up-front payments over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular RSA. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments made during these periods are treated as interest expense, which is recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a revenue sharing agreement for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida less a deduction for billing and collection fees. The revenue sharing agreement entitles the investors to revenues of up to a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company is a 50% owner of this revenue sharing agreement. The revenue sharing agreement was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s 75% share of the annual storage fees (net storage revenues) less a deduction for 50% of billing and collection expenses relating to specimens originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

New York. On February 26, 1999, the Company entered into a modified revenue sharing agreement with Bio-Stor International, Inc. (‘Bio-Stor’) for the state of New York. The Company credited the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York less a deduction for billing and collection of fees for up to 33,000 shared storage spaces. This agreement supersedes all other agreements between Bio-Stor and the Company.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues less a deduction for billing and collection fees for specimens originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $807,098 and $1,408,726 for the fiscal years ended November 30, 2012 and 2011, respectively. The Company recorded an RSA accrual of $419,198 and $730,524 as of November 30, 2012 and 2011, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

Extinguishment of RSAs

In December 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase

Agreement, in December 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of debt in the amount of $1,227,390 for the twelve months ended November 30, 2012. The long-term liability related to Bio-Stor in the amount of $900,000 was reclassified and was reflected as short-term liability – revenue sharing agreements in the accompanying consolidated balance sheets as of November 30, 2011.

In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $276,000 was offset by the carrying amount of the long-term liability related to the Illinois RSA in the amount of $200,000 and an accrued expense in the amount of $21,445 to reflect the extinguishment of debt in the amount of $54,555 for the twelve months ended November 30, 2012.

In June and July 2012, the Company entered into Asset Purchase Agreements with certain investors with an interest in 45% of the Illinois RSA and an interest in a RSA with specimens that originate in the state of New York. Pursuant to the terms of the Asset Purchase Agreements, during the third quarter of fiscal 2012, the Company made total payments in the amount of $672,000 to the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSA’s. The total payment amount of $672,000 was offset by the carrying amount of the long-term liability related to the RSA’s in the amount of $350,000 and an accrued expense in the amount of approximately $8,300 to reflect the extinguishment of debt in the amount of $313,661 for the twelve months ended November 30, 2012.

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

As of November 30, 2012 and November 30, 2011, the Company recorded a receivable of $1,115,505 and $1,656,476, respectively, in the accompanying consolidated balance sheets. As of November 30, 2012 and November 30, 2011, the Company recorded deferred revenue of $1,104,623 and $1,633,910, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received twelve installments of $50,000 during fiscal 2012 which is reflected in the consolidated statement of operations as of November 30, 2012 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term as Accounts Receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has entered into definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Pakistan, Peru and Venezuela. In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. The Company is in the process of discussing a new agreement.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,595,000 and $1,421,000 for fiscal years 2012 and 2011 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2012 and 2011. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2012			2011
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

China	$—	$—	$—	$—	$50,000	$50,000
India	—	677,647	677,647	—	677,647	677,647
Mexico	—	619,171	619,171	—	595,306	595,306
Costa Rica	25,000	—	25,000	15,983	—	15,983
Germany (1)		—		9,769	—	9,769
Nicaragua	20,000	—	20,000	15,000	—	15,000

Total	$45,000	$1,296,818	$1,341,818	$40,752	$1,322,953	$1,363,705

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. As of November 30, 2012 and the November 30, 2011, Germany paid the Company $0 and $9,769, respectively, and it is reflected in the accompanying consolidated statements of operations. The Company has not recorded any additional revenue associated with the two agreements in the Company’s consolidated statements of operations as of November 30, 2012 and 2011, as the collectability is uncertain.

Employees

At November 30, 2012, there are 77 full-time employees and 3 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

The launch of the menstrual stem cell service in November 2007 was a “soft launch”, prior to the commencement of full marketing efforts and before the publication of full scientific research. Therefore, sales of the menstrual stem cell service have only been on a preliminary basis. Market acceptance of this service will depend on several factors, none of which is certain. First, media attention and success with new customers will depend on publication of scientific data that support the regenerative capabilities of our menstrual stem cells. We are working with researchers who are endeavoring to publish data to support these claims; however, there is no assurance that multiple studies will be accepted for publication, that the content of these publications will attract media attention or customer acceptance, and the timing of any publications is not certain. Second, the success of this business will depend upon the effectiveness of our consumer marketing efforts, and the efforts of our sales force to build awareness among medical professionals who would encourage women to purchase these services. Third, the long-term growth of this business will depend on the development and commercialization of effective therapies derived from these stem cells. Such development is subject to many factors, such as development and protection of intellectual property, regulatory approvals and commercialization factors. There is no assurance that such therapies and products can be successfully developed.

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

We have not yet commercially launched services relating to fetal placental stem cells, MPSCs or other new types of stem cells other than the menstrual stem cell, reproductive tissue storage and cord tissue services. Such commercial launches are subject to certain developments, including completion of clinical validation and testing. There can be no assurance that completion of these developments will be successful or that any new services will ever be commercially launched. The Company continues to work on other intellectual property, to explore new technologies related to other types of stem cells that could potentially lead to new products or services. However, further development is necessary before we can announce commercialization plans. There can be no assurance that such development will be successful or that such commercial services will ever be launched. Such service offerings will be new and untested, and there is no assurance that, if launched, they would gain market acceptance. Unlike umbilical cord blood stem cells, fetal placental stem cells, MPSCs and any other new stem cells that may be offered have not yet been used in human therapies. Market acceptance of such new services will depend upon the willingness of prospective parents to pay for the processing and storage of such cells based upon the possibility that such treatments will be discovered in the future. Further, if there are setbacks in medical and scientific research relating to treatment applications for new types of cells, this may adversely affect our future sales, if any, of these services.

Our stem cell storage business is susceptible to deteriorations in economic conditions and consumer confidence.

Our stem cell storage business is subject to the impact of deteriorating economic conditions, lower consumer confidence and restricted access to credit. Any of these conditions in the U.S. economy may adversely affect customers’ decisions to use our preservation and storage services or to continue making payments on existing storage contracts. These factors may adversely affect our revenues and cash flows in future periods. Because consumer spending for the processing and storage of umbilical cord blood stem cells and menstrual stem cells can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that do not depend on discretionary spending. We have experienced an increase in bad debt expense which we believe is primarily a result of the economy and we have also increased our use of discounts and promotions to attract returning and new clients in light of economic conditions. Deteriorating global economic conditions may affect our revenues from our foreign licensees and distributors and may make it more difficult to sign additional license and distribution agreements in foreign countries. If these factors adversely affect our revenues, this could have a material adverse effect on our results of operations and financial condition.

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

Companies, such as Cryo-Cell, engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor are required to register with the FDA. Additionally, the FDA has adopted rules that regulate current Good Tissues Practices (cGTP). Future FDA regulations could adversely impact or limit our ability to market or perform our services. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

International licenses of our technology and services account for a portion of our income, and the continued success of our involvement in those arrangements involves unique risks.

As of November 30, 2012, the Company had fourteen active license agreements with affiliates in 15 countries. Our international licensing activities accounted for $1,341,818 and $1,363,705 of licensee income for the years ended November 30, 2012 and 2011, respectively, of which two affiliates, Mexico and India, accounted for approximately $1,297,000 and $1,273,000 of such licensee income for the years ended November 30, 2012 and 2011, respectively. On August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. The amendment will result in a reduction of licensee income in future periods. Our international business activities present a number of challenges. Specifically, our growth and future license income and return on investments from these sources will face the following challenges, among others:

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

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive to ours. Our competitors may independently develop similar technology, duplicate our processes, products or services or design around our intellectual property rights. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to produce and/or market our products in the future and would likely have an adverse effect on the revenues generated by the sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

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

To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store approximately 145,000 specimens in Oldsmar, Florida and Florida is susceptible to hurricanes. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, hurricanes, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

We may be required to spend substantial time, money and effort to comply with legislative and regulatory initiatives relating to patient privacy.

There are government regulations addressing patient information privacy and security concerns that impact our business. In particular, regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, contain provisions that require us to adopt business procedures designed to protect the privacy of each of our patients’ individual health information. We may be required to spend substantial time, money and effort on compliance measures. The HIPAA regulations expose us to increased regulatory risk if we fail to comply. If we fail to comply with the HIPAA regulations, we could suffer civil penalties. The civil penalties could include monetary penalties ranging from $100 per violation to $1.5 million depending on the level of violation.

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

Our performance and success is substantially dependent on the continued services and on the performance of our senior management. Our performance and success also depends on our ability to retain and motivate our other key employees. The services of our Chairman and Co-Chief Executive Officer, David Portnoy, our Co-Chief Executive Officer, Mark Portnoy, our Vice President, Finance and Chief Financial Officer, Jill Taymans, our Chief Scientific Officer, Linda Kelley, Ph.D, and our Chief Information Officer, Oleg Mikulinsky are important to our ability to implement our business strategy and a loss of their services could harm our business. We have entered into employment agreements with Mr. David Portnoy, Mr. Mark Portnoy, Ms. Taymans, Dr. Kelley and Mr. Mikulinsky. The Company does not carry “key-person” life insurance on these individuals. Our future performance and success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to successfully maintain and build our business could suffer significantly.

Our warranty program could subject us to claims in the future that could have a material impact on our financial results

In December 2005, we began providing clients enrolled under the new pricing structure with a payment warranty under which we agree to pay $50,000 to the client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. The payment warranty increased to $75,000 effective February 1, 2012. Additionally, under the Cryo-Cell CaresTM program, we will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. While we have not experienced any claims under the warranty program nor have we incurred costs related to these warranties, we could be subject to a significant number of claims in the future that could require us to pay out substantial sums that could have a material adverse impact on our financial results. We do not maintain insurance for this warranty program but we do maintain reserves to cover our estimated potential liabilities. However, we cannot provide assurances that the reserves are adequate.

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

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Also, the daily trading volume of our common stock has historically been relatively low. Over the past two years, the price of our common stock has fluctuated from a high of $3.67 to a low of $1.66. To the extent our stock price fluctuates, it could impair our ability to raise capital through the offering of additional equity securities. As a result, holders of our common stock may not be able to resell their stock at or above the price at which they purchase it.

Our common stock trades in an illiquid market, which may make it difficult for you to sell your shares at times and prices you believe to be appropriate.

Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in securities analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, if at any time the trading price of our stock is below $5.00 per share it is subject to the SEC’s “penny stock” rules. Because the “penny stock” rules impose certain requirements on brokers, they may be less willing to execute transactions in our securities. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

Our board of directors has the authority to issue preferred stock, which could deter takeover bids even if those bids are in the stockholders’ best interests.

We have 500,000 shares of authorized and unissued preferred stock, which could be issued to third parties selected by management or used as the basis for a stockholders’ rights plan, which could have the effect of deterring potential acquirers. The ability of our Board of Directors to establish the terms and provisions of different series of preferred stock could discourage unsolicited takeover bids from third parties even if shareholders believe that those bids are in the shareholders’ best interests. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

We could issue authorized but unissued shares of common stock which could negatively impact the price of our stock.

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

The Company entered into a ten-year lease in April 2004 for its 17,600 square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida for rent of approximately $141,000 per year for each of the first two years and escalating thereafter. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices.

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

On October 25, 2011, Mercedes Walton, the Company’s former Chairman and Chief Executive Officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On August 31, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual in the amount of $950,000 related to this severance agreement. Given the fact that Ms. Walton was terminated for cause, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against this agreement. The initial hearing took place during the week of February 4, 2013. The hearing is scheduled to reconvene on March 19, 2013.

On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of November 30, 2012. The Company believes it has meritorious defenses to the claims and intends to vigorously defend itself, however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for September 3, 2013.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES - Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “CCEL”. The following table shows, for the calendar periods indicated, the high and low closing bid quotations for the Company’s common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid

February 29, 2012	1.70	2.50
May 31, 2012	2.01	2.52
August 31, 2012	1.80	2.45
November 30, 2012	2.09	2.57

February 28, 2011	1.55	2.45
May 31, 2011	2.02	3.67
August 31, 2011	2.35	3.42
November 30, 2011	1.66	2.90

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2012, the Company had 276 shareholders of record, and management believes there are approximately 2,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2012 the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity Compensation Plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Cryo-Cell International 2000 Stock Incentive Plan	60,589	$2.66	— (1)

Cryo-Cell International, Inc. 2006 Stock Incentive Plan	762,509	$2.33	151,345

Cryo-Cell International, Inc. 2012 Stock Incentive Plan	1,000,000	$1.72	1,500,000

Total	1,823,098	$2.01	1,651,345

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2012, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective February 1, 2012, the Company charges fees of $2,074 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also offers a one-time payment plan, where the client is charged $3,949 less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The Company also receives other income from licensing fees and royalties from global affiliates.

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

In August 2011, there was a change in control of the board of directors. Subsequent to this change, the Company is refocusing its efforts on the Company’s umbilical cord blood and cord tissue business while continuing to develop the menstrual stem cell technology.

During the year ended November 30, 2012, the Company’s total revenue increased slightly as compared to the same period in 2011. The Company reported a net loss of approximately ($6,308,000), or ($.56) per basic common share for fiscal 2012 compared to a net loss of approximately ($2,096,000) or ($.18) per basic common share for fiscal 2011. The increase in net loss principally resulted from the cancellation of certain interests in the Illinois Revenue Sharing Agreement, the Bio-Stor Revenue Sharing

Agreement and the interest in the Revenue Sharing Agreement for the state of New York resulting in extinguishment of debt in the amount of approximately $1,600,000, a 12% increase in selling, general and administrative expenses, due mainly to an increase in stock option compensation and the increase in sales and marketing initiatives including the implementation of a national sales force. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received by the Company nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. Also, during the second quarter of fiscal 2012, the Company reserved approximately $1.7 million of its deferred income tax assets. The decision to reserve the deferred income tax assets is based on the accounting standards surrounding income taxes that require a company to consider whether it is more likely than not that the deferred tax assets will be realized. The Company has made certain strategic decisions in fiscal 2011 and fiscal 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements, the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. The strategic decisions, as well as the costs associated with the 2011 proxy contest and the accrual of severance associated with termination of the Company’s former Chief Executive Officer, resulted in losses in fiscal 2011 and fiscal 2012. Once a company has had cumulative losses in recent years, regardless if the loss was planned for strategic purposes, the accounting standard does not allow the company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred income tax assets will be realized. This is partially offset by a 30% decrease in interest expense which is a result of the cancellation of certain interests in the Revenue Sharing Agreements. In addition, research and development expenses were approximately $110,000 for the twelve months ended November 30, 2012, a decrease of approximately $74,000 or 40% in comparison to the same period in 2011.

As of November 30, 2012, the Company had cash and cash equivalents of $2,677,382. The Company’s cash decreased by approximately $3,600,000 during fiscal 2012, primarily as a result of the payment of $3,200,000 for the cancellation of certain interests in certain Revenue Sharing Agreements and the stock repurchase plan pursuant to which the Company has repurchased 792,374 shares of the Company’s common stock for approximately $1,703,000 offset by cash flows from operations and the sale of certain marketable securities. As of November 30, 2012, the Company had no long-term indebtedness.

Results of Operations

Revenue. For the fiscal year ended November 30, 2012, the Company had revenue of $17,969,855 compared to $17,918,270 for the fiscal year ended November 30, 2011. The increase in revenue was primarily attributable to a slight increase in processing and storage fees, which was partially offset by a 2% decrease in licensee income.

Processing and Storage Fees. For fiscal year ended November 30, 2012, processing and storage fees were $16,628,037 compared to $16,554,565 for the fiscal year ended November 30, 2011. The increase in processing and storage fee revenue is primarily attributable to an 8% increase in recurring annual storage fee revenue and a decrease in sales discounts of 23% for fiscal 2012 compared to the 2011 period. Sales discounts represent discounts to returning clients and promotions offered to newly enrolled clients from time to time. The Company had a 12% decrease in the number of new specimens processed year-over-year, however, the average selling price per newly enrolled client has increased with the implementation of the price increase during fiscal 2012 resulting in higher net revenues per specimen. Also, the decrease in the number of new specimens processed is offset by the increase in the Company’s new cord tissue service.

Licensee Income. For the fiscal year ended November 30, 2012, licensee income was $1,341,818 as compared to $1,363,705 for the 2011 period. Licensee income for the fiscal year ended November 30, 2012 primarily consisted of $1,296,818 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $45,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Costa Rica and Nicaragua. Licensee income for the fiscal year ended November 30, 2011 primarily consisted of $1,322,953 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $40,752 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Costa Rica, Nicaragua and Germany.

Cost of Sales. For the fiscal year ended November 30, 2012, cost of sales was $4,888,414, as compared to $4,399,444 for the fiscal year ended November 30, 2011, representing an 11% increase. Cost of sales was 27% and 25% of revenues in fiscal 2012 and 2011, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $210,052 for the year ended November 30, 2012 compared to $218,614 for the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2012 were $14,426,444 as compared to $12,413,082 for the fiscal year ended November 30, 2011 representing a 16% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $2,300,000 or 62% in sales and marketing due to the Company’s new sales and marketing initiatives including the implementation of a national sales force and an increase of approximately $996,000 in noncash stock option expense. The increase in stock option expense is mainly the result of the Nomination of Solicitation Notice received by the Company nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest. Included in stock option expense is approximately $700,000 that is due to the immediate vesting of options issued to the Co-CEOs. The increase in selling, general and administrative expenses was partially offset by an approximate $392,000 or 44% decrease in legal fees and a decrease of approximately $700,000 or 73% in fees associated with the annual meeting. The fees associated with the 2012 Annual Meeting were approximately $256,000 compared to approximately $957,000 for the 2011 Annual Meeting. The total fees expended for the 2011 Annual Meeting included the reimbursement by the Company to the Portnoy Group of its costs associated with the 2007 and 2011 Annual Meetings of approximately $528,000. In addition to this reimbursement, the Company incurred approximately $429,000 in fees associated with the 2011 Annual Meeting. Also included in selling, general and administrative expenses for the twelve months ended November 30, 2011 was an approximate $950,000 accrual of severance in accordance with Mercedes Walton’s, the Company’s former Chairman and CEO employment agreement dated August 15, 2005, as amended July 16, 2007. Per the employment agreement, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2012, were $109,640 as compared to $184,047 in 2011. The expenses for the years ended November 30, 2012 and 2011 are primarily comprised of expenses related to the implementation of the Company’s cord tissue service and the continued commercialization of the Company’s new menstrual stem cell technology, which was launched in November 2007.

Impairment of Internal Use Software. During fiscal 2011, the Company determined that previously capitalized costs associated with the development of internal use computer software would be of no further use to the Company and should be written off. The asset is fully impaired and this decision resulted in an impairment charge during fiscal 2011 in the amount of $627,034.

Abandonment of Patents. During 2012 and 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $53,000 and $211,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the years ended November 30, 2012 and November 30, 2011.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the year ended November 30, 2012 was $204,149 compared to $361,234 for the 2011 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2011.

Extinguishment of Revenue Sharing Agreements. During the twelve months ended November 30, 2012, the Company entered into Asset Purchase Agreements with certain investors canceling their respective Revenue Sharing Agreements. Pursuant to the terms of the Asset Purchase Agreements, the Company made one-time, lump-sum payments in the amount of $3,248,000 to the investors and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The total payment amount of $3,248,000 was offset by the carrying amount of the liability related to the Revenue Sharing Agreements in the amount of $1,450,000 and an accrued expense in the amount of $202,394 to reflect the extinguishment of revenue sharing agreements in the amount of $1,595,606 for the twelve months ended November 30, 2012.

Interest Expense. Interest expense during the fiscal year ended November 30, 2012, was $1,022,429 compared to $1,456,737 in 2011. The decrease is mainly due to the extinguishment of certain revenue sharing agreements during fiscal 2012. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. If the Company’s storage revenues continue to increase in areas covered by RSAs, the Company’s interest expense related to the RSA payments will also increase. Also included in interest expense is the amortization of the present value of a deferred consulting agreement in the amount of $1,663 and $9,128 for the years ended November 30, 2012 and 2011, respectively. During the third quarter of fiscal 2012, the Company fulfilled its obligation of the deferred consulting agreement.

Equity in Losses of Affiliate. Equity in losses of affiliate was $154,564 for the fiscal year ended November 30, 2012 compared to $227,016 in 2011. Equity in losses of affiliate for the year ended November 30, 2012 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. Equity in losses of affiliate for the year ended November 30, 2011 consists of approximately $133,000 related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors as well as approximately $94,000 of historical losses from Saneron that have been realized in prior periods and were not material to any periods presented.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $169,000 and $172,000 for the years ended November 30, 2012 and 2011, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in fiscal 2011 and fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred income tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized.

As a result of the cumulative losses, the Company reserved $1,718,919 during the second quarter of 2012 resulting in U.S. tax expense being recorded for the fiscal year ended November 30, 2012 due to the Company’s decision in the second quarter of 2012 to record a valuation allowance associated with certain of the Company’s deferred income tax assets, as it is more likely than not that the deferred income tax assets will not be realized. There was no U.S. income tax expense for fiscal 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

The effective tax rate of 41.1% and 8.2% for the fiscal years ended November 30, 2012 and 2011, respectively, differs from the statutory rate, due primarily to the establishment of a full valuation allowance of approximately $1,719,000 during 2012 and the effect of foreign income taxes related to licensee income in 2012 and 2011.

Liquidity and Capital Resources

Through November 30, 2012, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2012, the Company had cash and cash equivalents of $2,677,382 as compared to $6,305,095 at November 30, 2011. The decrease in cash and cash equivalents in 2012 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2012 was $360,901, which was primarily attributable to the Company’s operating activities, partially offset by increases in working capital components.

Net cash provided by operating activities in fiscal 2011 was $819,122, which was primarily attributable to the Company’s operating activities.

Net cash provided by investing activities in fiscal 2012 was $962,356 which was primarily attributable to the sale of marketable securities which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

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

Net cash used in financing activities in fiscal 2012 was $4,950,970, which was primarily attributable to the payment of $3,248,000 for the cancellation of certain interests in certain Revenue Sharing Agreements and the stock repurchase plan pursuant to which the Company has repurchased 792,374 shares of the Company’s common stock for approximately $1,703,000.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and the menstrual stem cell service, and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,947,000 and $7,756,000 as of November 30, 2012 and November 30, 2011, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the

Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, have increased the Company’s expenses which have resulted in losses in the past few quarters in late fiscal 2011 and fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized.

As a result of the cumulative losses, the Company reserved $1,718,919 during the second quarter of 2012 resulting in U.S. tax expense being recorded for the fiscal year ended November 30, 2012 due to the Company’s decision in the second quarter of 2012 to record a valuation allowance associated with certain of the Company’s deferred income tax assets, as it is more likely than not that the deferred income tax assets will not be realized. There was no U.S. income tax expense for fiscal 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $169,000 and $172,000 for the years ended November 30, 2012 and 2011, respectively, of foreign income tax expense.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2012 and November 30, 2011, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Stock Compensation

As of November 30, 2012, the Company has three stock-based employee compensation plans, which are described in Note 7 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $1,325,000 and $329,000 for the years ended November 30, 2012 and November 30, 2011, respectively, of stock compensation expense. On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all options that have been issued to the Co-CEOs will immediately vest. Included in the 2012 stock compensation expense is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEOs.

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

The Company issues performance-based equity awards which vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized stock-based compensation expense is reversed.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has nineteen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, Pakistan, Chile, Colombia and Peru. The following areas each have two license agreements: Venezuela, India, Nicaragua and Costa Rica. In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. The Company is in the process of discussing a new agreement.

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela, who are Chile, Colombia and Peru. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue from China and India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Investment in Saneron

The Company owns 34% as of November 30, 2012 and November 30, 2011, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2012 and November 30, 2011. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During 2012 and 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $53,000 and $211,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2012 and November 30, 2011.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update will require companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 will only impact disclosure requirements and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2012 and 2011

Consolidated Statements of Operations For the Years Ended November 30, 2012 and 2011

Consolidated Statements of Cash Flows For the Years Ended November 30, 2012 and 2011

Consolidated Statements of Stockholders’ Deficit For the Years Ended November 30, 2012 and 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of November 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of two years in the period ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Orlando, Florida
February 28, 2013

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
ASSETS

Current Assets
Cash and cash equivalents	$2,677,382	$6,305,095
Restricted cash	2,576,844	2,700,000
Marketable securities and other investments	—	1,002,000
Accounts receivable (net of allowance for doubtful accounts of $1,367,465 and $942,533, respectively)	3,401,597	3,059,126
Deferred income tax assets	—	209,919
Prepaid expenses and other current assets	659,179	777,284

Total current assets	9,315,002	14,053,424

Property and Equipment-net	1,281,075	1,540,239

Other Assets
Marketable securities and other investments	13,660	6,404
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net	550,697	1,115,423
Deposits and other assets, net	486,225	558,254
Deferred income tax assets, less current portion	—	1,509,000

Total other assets	1,734,582	3,873,081

Total assets	$12,330,659	$19,466,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,209,973	$1,005,240
Accrued expenses	2,917,758	2,316,875
Short-term liability - revenue sharing agreement	—	900,000
Deferred consulting obligation	—	72,183
Deferred revenue	6,536,160	6,269,148

Total current liabilities	10,663,891	10,563,446

Other Liabilities
Deferred revenue, net of current portion	8,364,533	8,513,686
Long-term liability - revenue sharing agreements	2,300,000	2,850,000

Total other liabilities	10,664,533	11,363,686

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,860,040 issued and 11,067,666 outstanding as of November 30, 2012 and 11,853,227 issued and outstanding as of November 30, 2011)	118,600	118,532
Additional paid-in capital	26,824,478	25,350,483
Treasury stock, at cost	(2,187,505)	(484,535)
Accumulated deficit	(33,753,338)	(27,444,868)

Total stockholders’ deficit	(8,997,765)	(2,460,388)

Total liabilities and stockholders’ deficit	$12,330,659	$19,466,744

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	November 30, 2012	November 30, 2011

Revenue:
Processing and storage fees	$16,628,037	$16,554,565
Licensee income	1,341,818	1,363,705

Total revenue	17,969,855	17,918,270

Costs and Expenses:
Cost of sales	4,888,414	4,399,444
Selling, general and administrative expenses	14,426,244	12,413,082
Impairment of internal use software	—	627,034
Abandonment of patents	52,536	210,171
Research, development and related engineering	109,640	184,047
Depreciation and amortization	204,149	361,234

Total costs and expenses	19,680,983	18,195,012

Operating Loss	(1,711,128)	(276,742)

Other Income (Expense):
Other income	63,490	36,905
Extinguishment of revenue sharing agreements	(1,595,606)	—
Interest expense	(1,022,429)	(1,456,737)

Total other expense	(2,554,545)	(1,419,832)

Loss before equity in losses of affiliate and income tax expense	(4,265,673)	(1,696,574)

Equity in losses of affiliate	(154,564)	(227,016)

Loss before income tax expense	(4,420,237)	(1,923,590)
Income tax expense	(1,888,233)	(171,936)

Net Loss	$(6,308,470)	$(2,095,526)

Net loss per common share - basic	$(0.56)	$(0.18)

Weighted average common shares outstanding - basic	11,308,872	11,763,290

Net loss per common share - diluted	$(0.56)	$(0.18)

Weighted average common shares outstanding - diluted	11,308,872	11,763,290

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2012	November 30, 2011

Cash flows from operating activities:
Net loss	$(6,308,470)	(2,095,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	466,736	579,847
Impairment of internal use software	—	627,034
Abandonment of patents	52,536	210,171
Loss on sale of property and equipment	—	20,474
Compensatory element of stock options	1,325,196	329,001
Provision for doubtful accounts	746,007	227,907
Equity in losses of affiliate	154,564	227,016
Loss on extinguishment of revenue sharing agreements	1,595,606	—
Deferred income tax expense	1,718,919	—
Changes in assets and liabilities:
Accounts and notes receivable	(522,366)	(2,046,177)
Prepaid expenses and other current assets	118,105	(129,774)
Deposits and other assets	(32,535)	36,929
Accounts payable	199,036	(47,946)
Accrued expenses	801,891	695,654
Deferred consulting obligation	(72,183)	(110,872)
Deferred revenue	117,859	2,295,384

Net cash provided by operating activities	360,901	819,122

Cash flows from investing activities:
Restricted cash held in escrow	123,156	(2,500,000)
Purchases of property and equipment	(133,538)	(505,715)
Purchases of marketable securities and other investments	(13,660)	—
Proceeds from sale of marketable securities and other investments	1,008,404	130,000
Investments in patents	(22,006)	(88,785)

Net cash provided by (used in) investing activities	962,356	(2,964,500)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(3,248,000)	—
Treasury stock purchases	(1,702,970)	—
Proceeds from the exercise of stock options	—	80,936

Net cash (used in) provided by financing activities	(4,950,970)	80,936

Decrease in cash and cash equivalents	(3,627,713)	(2,064,442)

Cash and cash equivalents - beginning of period	6,305,095	8,369,537

Cash and cash equivalents - end of period	$2,677,382	$6,305,095

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at November 30, 2010 (as adjusted)	11,752,574	$117,526	$24,808,591	$(484,535)	$(94,055)	$(25,349,342)	$(1,001,815)
Shares issued upon exercise of stock options	100,653	1,006	79,930				80,936
Compensatory element of stock options			461,962				461,962
Comprehensive loss:
Net loss						(2,095,526)	(2,095,526)
Realized loss in affiliate					94,055		94,055

Comprehensive loss:							(2,001,471)

Balance at November 30, 2011	11,853,227	$118,532	$25,350,483	$(484,535)	$—	$(27,444,868)	$(2,460,388)

Shares issued upon exercise of stock options	6,813	68	(5,765)				(5,697)
Compensatory element of stock options			1,479,760				1,479,760
Treasury Stock				(1,702,970)			(1,702,970)
Net loss						(6,308,470)	(6,308,470)

Balance at November 30, 2012	11,860,040	$118,600	$26,824,478	$(2,187,505)	$—	$(33,753,338)	$(8,997,765)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012 and 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company formed its then wholly owned Delaware subsidiaries, Safti-Cell, Inc., CCEL Immune System Technologies, Inc., Stem Cell Preservation Technologies, Inc. (formerly CCEL Expansion Technologies, Inc.), CCEL Bio-Therapies, Inc. and Multi-Monitoring Systems, Inc., in 1993. In 1998, the Company formed Info-Medical Technologies, Inc. In 2000, the Company formed Tumor Tissue Technology, Inc. and Stem Cell Preservation, Inc. CCEL Immune Technologies, Inc., Tumor Tissues Technology, Inc., Stem Cell Preservation, Inc., Stem Cell Preservation Technologies, Inc., Multi-Monitoring Systems, Inc. and Info-Medical Technologies, Inc. did not have operations during the fiscal years ended November 30, 2012 and 2011. As of November 30, 2012, no shares had been issued for any of these subsidiaries except for Stem Cell Preservation Technologies, Inc. During 2009, the Company sold its interest in Safti-Cell, Inc. as part of an Asset Purchase Agreement.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (“CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or “Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2012 and 2011, the Company had an interest of approximately 34% in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2012 and 2011 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2012 and 2011 and for the years then ended includes the accounts of the Company and all of its subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

As of November 30, 2012 and November 30, 2011, the Company has amounts due from certain foreign license affiliates that account for approximately 55% and 41%, respectively, of accounts receivable on the consolidated balance sheets.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license fee paid, or payable, to the Company, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed by the Company based on the terms of the agreement. The Company has fourteen active licensing agreements. The following areas each have one license agreement: Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, China, and Pakistan. The following areas each have two license agreements: India, Nicaragua and Costa Rica.

In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate, which represents Venezuela, Chile, Colombia and Peru, for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood and menstrual stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood and menstrual stem cell specimens to be processed and stored during the negotiations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less at the time of purchase.

Restricted Cash

The Company has restricted cash of $2,576,844 and $2,700,000 as of November 30, 2012 and November 30, 2011, respectively. The Company’s bank provided a Letter of Credit in favor of a company that provides third-party financing to the Company’s clients. As a requirement to issue the Letter of Credit, the Company’s bank required that $200,000 of cash be designated restricted.

On August 25, 2011, the Company transferred $2,500,000 to a Grantor Trust (See Note 16) for payments under certain executive employment agreements. The Trust is irrevocable and the Company has no power to direct the Trustee (Wells Fargo National Association) to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. The Trustee may reduce the Grantor Trust for legal fees that the Trustee incurs. During fiscal 2012 and fiscal 2011, $81,250 and $0, respectively, of legal expenses were deducted from the trust balance. As of November 30, 2012, the trust monies are being held as cash.

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the umbilical cord blood and menstrual stem cell processing and storage programs and amounts due from license affiliates, and sublicensee territories and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2012 and 2011:

December 1, 2010	$783,354
Bad Debt Expense	227,907
Write-offs	(193,184)
Recoveries	124,456

November 30, 2011	942,533

Bad Debt Expense	746,007
Write-offs	(434,401)
Recoveries	113,326

November 30, 2012	$1,367,465

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. During fiscal 2011, the Company determined that previously capitalized costs associated with the development of internal use computer software would be of no further use to the Company and should be written off and the asset was fully impaired. As of November 30, 2011, the Company impaired the related internal use computer software costs in the amount of $627,034 which is included in impairment of internal use software in the accompanying consolidated statements of operations. There was no impairment as of November 30, 2012.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During 2012 and 2011, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $53,000 and $210,000 respectively for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2012 and November 30, 2011.

Amortization expense was approximately $74,000 and $40,000 in 2012 and 2011, respectively. Accumulated amortization was approximately $87,000 and $74,000 in 2012 and 2011, respectively. The difference in amortization expense and accumulated amortization is due to the abandonment of patents during 2012 and 2011. Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized net patent costs are included in deposits and other assets in the accompanying consolidated balance sheets. Patent costs are as follows:

	2012	2011
Patents	$490,545	$529,385
Less: Accumulated amortization	(87,249)	(74,060)

Net Patents	$403,296	$455,325

The future amortization expenses are as follows:

Fiscal Year Ending November 30,	Amortization
2013	$25,900
2014	$25,900
2015	$25,900
2016	$25,900
2017	$25,900
Thereafter	$273,796

Investment in Saneron

The Company owns 34% as of November 30, 2012 and November 30, 2011, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2012 and November 30, 2011. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of approximately $10,947,000 and $7,756,000 as of November 30, 2012 and November 30, 2011, respectively, as the Company does not currently believe it is “more likely than not” that all of the future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the

Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, have increased the Company’s expenses which have resulted in losses in the past few quarters in late fiscal 2011 and in fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred income tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized.

As a result of the cumulative losses, the Company reserved $1,718,919 during the second quarter of 2012 resulting in U.S. tax expense being recorded for the fiscal year ended November 30, 2012 due to the Company’s decision in the second quarter of 2012 to record a valuation allowance associated with certain of the Company’s deferred income tax assets, as it is more likely than not that the deferred income tax assets will not be realized. There was no U.S. income tax expense for fiscal 2011 as the Company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $169,000 and $172,000 for the years ended November 30, 2012 and 2011, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2012 and 2011, the Company had no provisions for interest or penalties related to uncertain tax positions.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the umbilical cord blood and menstrual stem cell specimens.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The total amount included in selling, general and administrative expenses for the fiscal years ended November 30, 2012 and 2011 was approximately $692,000 and $2,200,000, respectively.

Rent Expense

Rent paid is expensed based on a straight-line basis over the term of the lease due to the existence of fixed escalation clauses in the leases, and is included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and accrued expenses. The Company believes that the fair value of its revenue sharing agreement’s liability recorded on the balance sheet is between the recorded book value and up to the Company’s recent settlement experience as discussed in Note 12, due to the various terms and conditions associated with each Revenue Sharing Agreement.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2012 and 2011, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at November 30, 2012	Fair Value Measurements at November 30, 2012 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$13,660	$13,660	—	—

	Fair Value at November 30, 2011	Fair Value Measurements at November 30, 2011 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$1,008,404	$6,404	$1,002,000	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – The Company invested in exchange-traded equity securities of $20,760 and $0 at November 30, 2012 and November 30, 2011, respectively. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. There was $7,100 in unrealized holding loss recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2012.

Available-for-sale securities – As of November 30, 2011, the Company invested $1,002,000 in variable-rate demand notes. The interest rate on these variable rate demand notes resets every seven days to adjust to current market conditions. The Company could have redeemed these investments at cost at any time with seven days’ notice. Therefore, the investments were held at cost, which approximates fair value, and are classified as short-term investments on the accompanying consolidated balance sheets and within Level 2 of the fair value hierarchy. During fiscal 2012, the Company redeemed these variable-rate demand notes for an amount that closely approximated redemption date carrying value. As a result, no gain or loss was recognized upon redemption.

The Company further invested in exchange-traded equity securities of and $0 and $6,404 at November 30, 2012 and November 30, 2011, respectively. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2012 and November 30, 2011 the Company recorded reserves under these programs in the amounts of $14,485 and $13,351, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Loss per Common Share

Basic (loss) income per common share was computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2012	November 30, 2011
Numerator:
Net Loss	($6,308,470)	($2,095,526)
Denominator:
Weighted-average shares outstanding - basic	11,308,872	11,763,290
Dilutive common shares issuable upon exercise of stock options

Weighted-average shares - diluted	11,308,872	11,763,290

Loss per share:
Basic	($0.56)	($0.18)

Diluted	($0.56)	($0.18)

For the years ended November 30, 2012 and November 30, 2011, the Company excluded the effect of all outstanding stock options from the computation of diluted loss per share, as the effect of potentially dilutive shares would be anti-dilutive. The number of outstanding options was 1,823,098 and 608,419 as of November 30, 2012 and November 30, 2011, respectively.

Stock Compensation

As of November 30, 2012, the Company has three stock-based employee compensation plans, which are described in Note 7. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $1,325,000 and $329,000 for the years ended November 30, 2012 and November 30, 2011, respectively, of stock compensation expense. On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all options that have been issued to the Co-CEOs will immediately vest. Included in the 2012 stock compensation expense is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEOs. Also included in the 2012 stock option expense is approximately $171,000 due to the Company’s election to accelerate certain advisory board options.

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

The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-12 in the first quarter of 2013. The adoption will not have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update will require companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 will only impact disclosure requirements and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

NOTE 2 - MARKETABLE SECURITIES AND OTHER INVESTMENTS.

Marketable Securities

The Company accounts for marketable securities and other investments at fair value.

Marketable securities, consisting of variable rate demand notes, were $0 and $1,002,000 at November 30, 2012 and 2011, respectively. The Company purchased variable rate demand notes. The interest rate on the variable rate demand notes reset every seven days to adjust to current market conditions. The Company could redeem these demand notes at cost at any time with seven days notice. Therefore, the investments were held at cost, which approximates fair value, and were classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

Marketable securities consisting of trading securities were $20,760 and $0 at November 30, 2012 2011. Fair values for these investments are based on quoted prices in active markets. There was $7,100 in unrealized holding loss recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2012.

Other Investments

The Company uses the guidance as described above, to account for the other investments. The fair value of other investments as of November 30, 2012 and 2011 was approximately $0 and $6,400, respectively. There was no unrealized holding gain or loss recorded as a component of stockholders’ deficit on other investments as of November 30, 2012 and 2011, respectively.

NOTE 3 - INVESTMENTS IN AFFILIATES.

Saneron CCEL Therapeutics, Inc.

For each of the years ended November 30, 2012 and 2011 the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording equity in losses once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of November 30, 2012 and 2011, the net Saneron investment, which consists solely of goodwill, is reflected on the consolidated balance sheets at $684,000. During 2012 and 2011, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and goodwill was not impaired during 2012 or 2011.

For the fiscal year ended November 30, 2012 and 2011, the Company recorded equity in losses of Saneron operations of approximately $155,000 and $227,000, respectively. Equity in losses of affiliate for the year ended November 30, 2012 consists of approximately $155,000 related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. Equity in losses of affiliate for the year ended November 30, 2011 consists of approximately $133,000 related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors as well as approximately $94,000 of historical losses from Saneron that have been realized in prior periods and were not material to any periods presented. The Company will continue to record equity in losses of affiliate related to stock compensation expense as this increases additional paid-in capital and does affect not the investment balance.

As of November 30, 2012 and 2011, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000, within stockholders’ equity as treasury stock.

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

NOTE 4 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2012	2011
Furniture and equipment	$4,621,543	$4,479,200
Leasehold improvements	1,156,110	1,176,570
Computer software - internal use	799,041	799,041

	6,576,694	6,454,811

Less: Accumulated Depreciation	(5,295,619)	(4,914,572)

Total Property and Equipment	$1,281,075	$1,540,239

Depreciation expense was approximately $393,000 in fiscal 2012 and approximately $540,000 in fiscal 2011 of which approximately $210,000 and $219,000 is included in cost of sales, respectively, in the accompanying consolidated statements of operations.

NOTE 5 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2012	2011

Legal and accounting	$145,724	$177,649
Payroll and payroll taxes (1)	1,351,077	1,065,760
Interest expense	419,198	730,593
General expenses	1,001,759	342,873

	$2,917,758	$2,316,875

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2012 and November 30, 2011. Also, included as of November 30, 2012 and November 30, 2011 is approximately $950,000 in severance related to lost salary, bonuses and benefits that Mercedes Walton could be entitled to in accordance with Ms. Walton’s employment agreement dated August 15, 2006, as amended July 16, 2007. See Note 16.

NOTE 6 - INCOME TAXES.

The Company recorded the following income tax provision for the years ended November 30, 2012 and 2011.

	2012	2011
Current:
Federal	$—	$—
State	—	—
Foreign	169,000	172,000
Subtotal	169,000	172,000
Deferred:
Federal	1,561,700	—
State	157,300	—
Foreign	—	—

Subtotal	1,719,000	—

Income Tax Provision	$1,888,000	$172,000

As of November 2012 and 2011 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2012
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$214,000	$3,366,000	$3,580,000
NOL’s, credits, and other carryforward items	—	3,284,000	3,284,000
Tax over book basis in unconsolidated affiliate	—	1,227,000	1,227,000
Accrued payroll	41,000	—	41,000
Reserves and other accruals	1,232,000	—	1,232,000
Stock compensation	—	383,000	383,000
Depreciation and Amortization	—	37,000	37,000
RSA Buy-out	—	1,163,000	1,163,000

Total Assets:	1,487,000	9,460,000	10,947,000
Less: Valuation Allowance	(1,487,000)	(9,460,000)	(10,947,000)

Net Deferred Tax Asset	$—	$—	—

	2011
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$215,000	$3,811,000	$4,026,000
NOL’s, credits, and other carryforward items	—	3,223,000	3,223,000
Tax over book basis in unconsolidated affiliate	—	1,247,000	1,247,000
Accrued payroll	28,000	—	28,000
Reserves and other accruals	890,000	—	890,000
Deferred compensation	—	27,000	27,000
Stock compensation	—	77,000	77,000

Total Assets:	1,133,000	8,385,000	9,518,000

Tax Liabilities:
Depreciation and amortization	$—	($43,000)	($43,000)
Less: Valuation Allowance	(923,000)	(6,833,000)	(7,756,000)

Net Deferred Tax Asset (Liability)	$210,000	$1,509,000	$1,719,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2012 and November 30, 2011, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance increased by approximately $3,191,000 and $784,000, respectively, for the years ended November 30, 2012 and 2011. The 2012 increase was a result of a full valuation allowance being applied against the deferred tax assets as management had concluded in the second quarter of 2012 to fully reserve the deferred income tax assets as it is more likely than not that the deferred tax assets will not be realized. The decision resulted in a charge to income tax expense of $1,719,000 for the year ended November 30, 2012. The 2011 increase was predominantly a result of an increased deferred tax asset related to accrued expenses and foreign tax credits.

The Company has unused net operating losses available for carryforward as of November 30, 2012 of approximately $5,654,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2022 through 2030. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. Management has completed an internal analysis of potential ownership changes and has concluded that no ownership changes have occurred through November 30, 2012 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2012
	2012	%	2011	%
Tax at Federal Statutory Rate	(1,560,000)	(34.0)	(712,000)	(34.0)
State Income Tax Effect	(167,000)	(3.6)	(76,000)	(3.6)
Increase in valuation allowance	3,191,000	69.5	784,000	37.4
Permanent Disallowances	424,000	9.2	176,000	8.4
Capital loss expirations	0	0	0	0
Foreign tax credits	(169,000)	(3.7)	(172,000)	(8.2)
Foreign tax withholding	169,000	3.7	172,000	8.2
Other	0	0	0	0

Total income taxes	$1,888,000	41.1	$172,000	8.2

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2012 and 2011, the Company had no uncertain tax positions and therefore there are no provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2012:

Jurisdiction	Open Tax Years	Examinations in Process

United States – Federal Income Tax	2008 - 2011	N/A

United States – Various States	2007 - 2011	N/A

NOTE 7 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2012, there were 33,562 options exercised using the net exercise method included as part of the original terms of each award. Under the net exercise method, the option holders surrendered 26,749 options to cover the total cost of exercising the stock options resulting in 6,813 net common shares being issued. During the year ended November 30, 2011, the Company issued 68,417 common shares to option holders who exercised options for $80,936. Further, during the year ended November 30, 2011, certain option holders exercised 56,667 options, using the net exercise method. Under the net exercise method, the option holders surrendered 24,431 options, to cover the total cost of exercising the stock options resulting in net common shares of 32,236 being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of November 30, 2012 and November 30, 2011, there were 60,589 and 99,292 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2012 and November 30, 2011, there were 762,509 and 509,127 shares issued, but not yet exercised, under the 2006 plan, respectively. As of November 30, 2012, there were 151,345 shares available for future issuance under the 2006 plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan to 2,500,000 shares. As of November 30, 2012, there were 1,000,000 performance options to purchase shares granted under the 2012 plan and 1,500,000 shares available for future issuance.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2012 and November 30, 2011 are as follows:

	2012	2011
Weighted average values:
Expected dividends	0%	0%
Expected volatility	113%	108%
Risk free interest rate	.87%	1.20%
Expected life	5.5 years	5.5 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2012, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	608,419	$2.40	6.38	$37,490

Granted	779,500	1.93		474,765
Exercised	(33,562)	1.83		22,801
Expired/forfeited	(171,259)	2.10		91,830

Outstanding at November 30, 2012	1,183,098	$2.15	7.12	$580,730

Exercisable at November 30, 2012	931,695	$2.13	7.42	$493,223

The weighted average grant date fair value of options granted during the years ended November 30, 2012 and November 30, 2011 was $1.57 and $2.12, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2011 or November 30, 2012, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2012 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	10,000	2.45	$.78	10,000	$.78
$1.01 to $ 2.00	533,009	7.79	$1.68	501,601	$1.69
$2.01 to $ 3.00	599,500	7.05	$2.51	379,505	$2.61
$3.01 to $ 4.00	40,589	.35	$3.34	40,589	$3.34

	1,183,098	7.12	$2.15	931,695	$2.13

A summary of the status of the Company’s non-vested shares as of November 30, 2012, and changes during the fiscal year ended November 30, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2011	353,277	$1.94

Granted	779,500	1.57
Vested	(765,487)	1.67
Forfeited	(115,887)	1.65

Non-vested at November 30, 2012	251,403	$1.77

As of November 30, 2012, there was approximately $250,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.65 years as of November 30, 2012. The total fair value of options vested during the fiscal year ended November 30, 2012 was approximately $1,276,000. In October 2012, the Company elected to accelerate certain advisory board options which resulted in the Company recording stock option compensation of approximately $171,000 for the fiscal year 2012.

Performance and market-based vesting condition options

Variables used to determine the fair value of options with performance-based and market-based vesting conditions granted during the fiscal year ended November 30, 2012 are as follows:

2012
Weighted average values:
Expected dividends	0%
Expected volatility	107.03%
Risk free interest rate	1.00%
Expected life	6.4 years

Stock option activity for options with performance-based and market-based vesting conditions for the fiscal year ended November 30, 2012, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	—	—	—	—

Granted	1,170,000	$1.73

Exercised	—	—
Expired/forfeited	(530,000)	1.72

Outstanding at November 30, 2012	640,000	$1.73	7.59	$274,800

Exercisable at November 30, 2012	—	—	—	—

The weighted average grant date fair value of performance and market-based vesting conditions options granted during the fiscal year ended November 30, 2012 was $1.28.

During the fiscal year ended November 30, 2012, the Company granted 213,334 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of November 30, 2012 there was approximately $121,500 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

The remaining 956,666 options granted to executives and consultants during the fiscal year ended November 30, 2012 require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of November 30, 2012 and thus no compensation cost has been recognized through this date. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. In addition, any compensation expense as a result of consultant options, will be re-measured on a quarterly basis, over the period the service is being provided to the Company. As of November 30, 2012 there was approximately $616,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized. Total unrecognized compensation cost may fluctuate from quarter to quarter as performance based options issued to consultants are marked to market over the requisite service period.

NOTE 8 - LICENSE AGREEMENTS

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

As of November 30, 2012 and November 30, 2011, the Company recorded a receivable of $1,115,505 and $1,656,476, respectively, and deferred revenue of $1,104,623 and $1,633,910, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received twelve installments of $50,000 or $600,000 which is reflected in the consolidated statement of operations at November 30, 2012 as licensee and interest income. In accordance with the agreement, the Company received two installments of $50,000 which is reflected in the consolidated statement of operations at November 30, 2011 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan. In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood and menstrual stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood and menstrual stem cell specimens to be processed and stored during the negotiations.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,595,000 and $1,421,000 for fiscal years 2012 and 2011 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2012 and 2011. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2012			2011
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

China	$—	$—	$—	$—	$50,000	$50,000
India	—	677,647	677,647	—	677,647	677,647
Mexico	—	619,171	619,171	—	595,306	595,306
Costa Rica	25,000	—	25,000	15,983	—	15,983
Germany (1)		—		9,769	—	9,769
Nicaragua	20,000	—	20,000	15,000	—	15,000

Total	$45,000	$1,296,818	$1,341,818	$40,752	$1,322,953	$1,363,705

(1)	Innovative Medical Solutions SRL (“Germany”) advised the Company that it intends to terminate the umbilical cord blood and menstrual stem cell license agreements. Per the terms of the agreements, Germany owed the Company $50,000 on October 1, 2010. For the years ended November 30, 2012 and the November 30, 2011, Germany paid the Company $0 and $9,769, respectively, which is reflected in the accompanying consolidated statements of operations. The Company has not recorded any additional revenue associated with the two agreements in the Company’s consolidated statements of operations for the years ended November 30, 2012 and 2011, as the collectability is uncertain.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements which include severance arrangements, are for periods ranging from one to two years and contain certain provisions for severance payments in the event of termination or change of control.

Deferred Consulting Obligation

The Company entered into a long-term consulting agreement with a former officer to provide future consulting services to the Company. This agreement was terminated and following negotiations, a confidential agreement was negotiated by the parties. The Company commenced payments under the terms of the new agreement during fiscal 2005. In fiscal 2012 and 2011, the Company recognized $1,663 and $9,338, respectively, of interest expense related to this agreement. The remaining deferred consulting obligation was $0 and $72,183, as of November 30, 2012 and 2011, respectively. During the third quarter of fiscal 2012, the Company fulfilled its obligation of the deferred consulting agreement.

NOTE 10 - LEASES.

During April 2004, the Company entered into a ten-year lease for its corporate headquarters in Oldsmar, Florida. On June 7, 2006, the Company entered into a lease amendment whereby, the Company leased an additional 9,600 square feet of space at the same location. All leases include provisions for escalations and related costs. The Company records rental expense under the straight-line method over the term of the lease. Rent charged to operations was $270,847 and $274,215 for the fiscal years ended November 30, 2012 and 2011, respectively and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under these operating leases are as follows:

Fiscal Year Ending November 30,	Rent
2013	$323,255
2014	$333,064
2015	$28,048

NOTE 11 - RETIREMENT PLAN.

In January 1997, the Company adopted a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to allocate up to 15% of their salaries. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2012 and November 30, 2011, the Company made matching contributions of approximately $68,000 and $67,000, respectively, to the 401(k) Plan.

NOTE 12 - REVENUE SHARING AGREEMENTS (“RSAs”)

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

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to entitle the investors to a 50% share of the Company’s 75% share of the annual storage fees (net storage revenues) less a deduction for 50% of billing and collection expenses relating to specimens originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The revenue sharing agreement was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. During fiscal year 2010, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $807,098 and $1,408,726 for the fiscal years ended November 30, 2012 and 2011, respectively. The Company recorded an RSA accrual of $419,198 and $730,524 as of November 30, 2012 and 2011, respectively, related to interest owed to the RSA holders.

Extinguishment of RSAs

In December 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, in December 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of debt in the amount of $1,227,390 for the twelve months ended November 30, 2012. The long-term liability related to Bio-Stor in the amount of $900,000 was reclassified and was reflected as short-term liability – revenue sharing agreements in the accompanying consolidated balance sheets as of November 30, 2011.

In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $276,000 was offset by the carrying amount of the liability related to the Illinois RSA in the amount of $200,000 and an accrued expense in the amount of $21,445 to reflect the extinguishment of debt in the amount of $54,555 for the twelve months ended November 30, 2012.

In June and July 2012, the Company entered into Asset Purchase Agreements with certain investors with an interest in 45% of the Illinois RSA and an interest in a RSA with specimens that originate in the state of New York. Pursuant to the terms of the Asset Purchase Agreements, during the third quarter of fiscal 2012, the Company made total payments in the amount of $672,000 to the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSA’s. The total payment amount of $672,000 was offset by the carrying amount of the liability related to the RSA’s in the amount of $350,000 and an accrued expense in the amount of $8,339 to reflect the extinguishment of debt in the amount of $313,661 for the twelve months ended November 30, 2012.

NOTE 13 - AGREEMENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. As of November 30, 2012 and November 30, 2011, approximately $20,000 and $20,000, respectively, has been expensed and is reflected in the consolidated statements of operations. The remaining balance of approximately $47,000 and $67,000 as of November 30, 2012 and November 30, 2011, respectively, is recorded as a deposit on the accompanying consolidated balance sheets.

NOTE 14 - LEGAL PROCEEDINGS.

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

On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of November 30, 2012 and November 30, 2011. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself; however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for September 3, 2013.

On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of November 30, 2012 and November 30, 2011, associated with the agreement. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement. A hearing took place during the week of February 4, 2013. The hearing is scheduled to reconvene on March 19, 2013.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

NOTE 15 - SHARE REPURCHASE PLAN

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

As of November 30, 2012, the Company had repurchased 792,374 shares of the Company’s common stock at an average price of $2.15 per share through open market and privately negotiated transactions.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of November 30, 2012. As of November 30, 2012 and November 30, 2011, 942,474 and 150,100 shares, respectively, were held as treasury stock, which include 150,100 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Subsequent to the balance sheet date, the Company repurchased an additional 84,596 shares of the Company’s common stock at an average price of $2.46 per share through open market and privately negotiated transactions.

NOTE 16 - PROXY CONTEST

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is reflected as restricted cash in the accompanying consolidated balance sheets as of November 30, 2012 and November 30, 2011. The Trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. During the twelve months ended November 30, 2012, $81,253 in legal fees were paid from the Trust on behalf of one of the Participants. As of November 30, 2012 the balance in the Trust is $2,372,439 which is reflected in the accompanying consolidated balance sheets as of November 30, 2012. As of November 30, 2012, one of the three Participants continues to be employed by the Company.

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

On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 associated with the agreement which is reflected as an accrued expense in the accompanying consolidated balance sheets as of November 30, 2012 and November 30, 2011. The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed during the fourth quarter of fiscal 2011 were approximately $528,000.

On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals to the Company’s board of directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, upon receipt by the Company of this Nomination Solicitation Notice, as defined in the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs vested. Due to the immediate vesting of the options issued to the Co-CEOs, approximately $700,000 was recorded as stock option compensation expense during the second quarter of fiscal 2012 and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended November 30, 2012.

NOTE 17 - RELATED PARTY TRANSACTIONS

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Chief Executive Officer Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy.

During the year ended November 30, 2011, the Company reimbursed Focus Financial Group $349,506 related to the reimbursement of the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. David Portnoy is the chairman of Focus Financial, an investment banking firm.

During the year ended November 30, 2011, the Company engaged PartnerCommunity, Inc. for IT consulting services. The Company paid PartnerCommunity, Inc. $6,759 which is reflected in selling, general and administrative expenses in the accompanying statement of operations for the twelve months ended November 30, 2011. David Portnoy is the chairman of the board and secretary of PartnerCommunity, Inc., a Florida corporation that provides software and hardware integration solutions to telecommunication companies, including AT&T and Verizon.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012. As we previously reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and subsequent quarterly reports ending with our August 31, 2012 Quarterly Report on Form 10-Q, we identified a material weakness in our internal controls over financial reporting as of the end of the fiscal year ended November 30, 2011 relating to the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated this material weakness as of November 30, 2012. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for changes related to the above described material weakness which has been remediated.

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

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report there are Certifications of the Co-CEOs and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names, ages and background of the Board of Directors and Executive Officers of the Company, as well as the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company’s business and structure at the time of this filing. We have provided this discussion in a separate paragraph immediately below the biographical information provided by for each director. Because the discussion of the specific experience, qualifications, attributes or skills of a director or nominee for director is to be made in light of the Company’s business and structure at the time of the particular filing, the content of this discussion may change for one or more directors or nominees in future filings. The Board of Directors have determined that other than Messrs. Portnoy and Portnoy, who are officers of the Company, each of our directors are deemed to be independent under the Nasdaq standards.

David I. Portnoy, age 50, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Prior to this appointment, since 1988, Mr. Portnoy has served as President of Focus Financial Corp., a private investment banking and venture capital firm. Additionally, since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark Portnoy, age 49, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mark Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 53. Dr. Wheeler has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 59. Mr. Gaines has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston, Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent. We believe that Mr. Gaines’ business consulting experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Harold D. Berger, age 49. Mr. Berger has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Anthony Atala, M.D., 54. Dr. Atala has served as a director since August 2011. Dr. Atala serves as Director of the Wake Forest Institute for Regenerative Medicine, and the W.H. Boyce Professor and Chair of the Department of Urology at Wake Forest University. Dr. Atala is a practicing surgeon and a globally recognized stem cell researcher in the area of regenerative medicine. His current work focuses on growing new human cells, tissues and organs. Dr. Atala works with several journals and serves in various roles, including Editor-in-Chief of Stem Cells Translational Medicine, Current Stem Cell Research and Therapy, and Therapeutic Advances in Urology; as Associate Editor of Tissue Engineering and Regenerative Medicine, The Journal of Rejuvenation Research, Gene Therapy and Regulation; as Executive Board Member or Section Editor of the journal Tissue Engineering and International Journal of Artificial Organs, and as Editorial Board member of the International Journal of Stem Cells, Expert Opinion on Biological Therapy, Biomedical Materials, the Journal of the American College of Surgeons, the Journal of Urology, BioMed Central-Urology, and Urology. Dr. Atala currently serves as a Trustee to Allegacy Federal Credit Union, and a Board of Directors member of Plureon, Inc. Dr. Atala served as a Board of Director member of Tengion Corporation from 2004 to 2006. Dr. Atala received a BA degree from the University of Miami, and an MD degree from the University of Louisville. He completed his surgical internship and urology residency at the University of Louisville, and a pediatric urology surgery fellowship at Boston Children’s Hospital and Harvard Medical School. Dr. Atala has led or served several national professional and government committees, including the National Institutes of Health working group on Cells and Developmental Biology, and the National Institutes of Health Bioengineering Consortium. He is currently an NIH “Quantum Grant” awardee. The Wake Forest Institute of Regenerative Medicine has a team of over 250 physicians and researchers. Ten applications of technologies developed in Dr. Atala’s laboratory have been used clinically. He is the editor of 12 books, including Methods of Tissue Engineering, Principles of Regenerative Medicine, and Minimally Invasive Urology, and has published more than 400 journal articles and has applied for or received over 200 national and international patents. We believe that Dr. Atala’s professional experience in the field of Regenerative Medicine provides the Board with critical industry knowledge relating to the Company’s core offerings and provides assistance to the Board with respect to scientific questions which may arise and relate to the operation of the Company. We believe that Dr. Atala’s professional experience in the field of Regenerative Medicine provides the Board with critical industry knowledge relating to the Company’s core offerings and provides assistance to the Board with respect to scientific questions which may arise and relate to the operation of the Company.

Other Executive Officers

Biographical information regarding the Company’s executive officers who are not currently serving as directors of the Company is set forth below:

Jill Taymans, 43, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 40, Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG.

Linda Kelley, Ph.D., age 60, Chief Scientific Officer. Dr. Kelley joined Cryo-Cell as the Company’s Chief Scientific Officer in June 2012. Dr. Kelley is an internationally recognized expert in the cellular therapy field. She joined the Company from the Dana-Farber Cancer Institute at Harvard where she was the director of the Connell O’Reilly Cell Manipulation Core Facility from 2011 to 2012. Prior to that, from 1994 to 2011 she served as director of the Cell Therapy Facility at the University of Utah. She established that state’s first umbilical cord blood collection program and was awarded a Center of Excellence in Cell Therapy and Regenerative Medicine for the State of Utah, which served as a cornerstone for a larger state initiative in Regenerative Medicine - the Utah Science & Technology Research Initiative. She completed her graduate and post-doctoral training in Immunology and Hematology at Vanderbilt University in Nashville, Tenn., where she served as assistant professor in the Dept. of Medicine. Dr. Kelley has served on multiple boards and committees that advise on scientific policy and establish standards and regulations for the cellular therapy field in the U.S. and abroad, often in leadership roles. She served on the Board of Directors of the Foundation for Accreditation of Cellular Therapy (FACT) and as Chair of its Standards Committee; Chair of the Cord Blood Standards Committee for the National Marrow Donor Program (NMDP); Chair of the Legal and Regulatory Affairs Committee of the International Society for Cell Therapy; reviewer for the AABB Annual Meeting Abstract Review Committee, and member of the Scientific Advisory Board of Duke Carolinas Cord Blood Bank. Dr. Kelley was one of 12 scientists selected by the Institute of Medicine of the National Academies of Science to advise Congress on how to allocate $80 million in funding to optimally structure a national cord blood stem cell program.

Audit Committee Financial Expert

The audit committee is comprised entirely of non-employee, independent members of the board of directors. The purpose of the audit committee is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the Company’s internal control systems, audit functions, financial reporting processes, methods of monitoring compliance with legal and regulatory matters and engaging the Company’s independent principal accountant. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements. In addition, the board of directors has determined that audit committee Chairman, Mr. Harold Berger, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Mr. Berger’s relevant experience includes his current position with his own accounting practice, as well as, his prior position as an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during fiscal 2012, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2012 and November 30, 2011 by (i) the Company’s Chief Executive Officer and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2012 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (3)		Total ($)
David Portnoy	2012	$225,000	$100,000	$463,950				$19,218	$808,168
Co-Chief Executive Office (1)	2011	$54,519	$0	$79,542		$0		$0	$134,061
Mark Portnoy	2012	$200,000	$88,889	$463,950					$752,839
Co-Chief Executive Officer (1)	2011	$48,462	$0	$79,542		$0		$0	$128,004
Jill M. Taymans	2012	$177,852	$5,000	$10,438		$0		$0	$193,290
Vice President Finance, Chief Financial Officer	2011	$177,852	$0	$11,605		$0		$0	$189,457
Oleg Mikulinsky	2012	$146,269	$25,000	$25,476	$		$		$196,745

(1)	Messrs. Portnoy and Portnoy became Co-Chief Executive Officers effective August 31, 2011.
(2)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2012 and 2011. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(3)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.
(4)	Julie Allickson resigned from the Company effective April 27, 2012.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the compensation committee. At the end of the fiscal year each performance target is measured and bonuses are paid at the end of the fiscal year if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal year 2012 the Company’s Co-CEOs were entitled to a performance based bonus of an amount up to 35%, 65% or 100% of their base salary. In fiscal 2012, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on the diluted revenue per share as of November 30, 2012 of $1.42, $1.54 and $1.75 per share, respectively, and the Company’s stock price as of November 30, 2012 of $2.50, $3.15 and $3.75, respectively. The third criteria for cash bonuses to the Co-CEOs consist of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2012 payable to the Co-CEOs totaling $188,889. In fiscal 2012 the cash bonuses for the named executives consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2012 payable to the named executives totaling $30,000. In fiscal year 2011, 75% of the amount of the potential bonus was based on the Company performance targets and 25% was based on the named executive officer’s individual performance objectives associated with corporate strategy. The revenue and earnings target levels disclosed below and the undisclosed number of new umbilical cord blood and menstrual stem cell units and customer satisfaction survey results target levels utilized in fiscal 2011 required significant effort by the Company to achieve extraordinary performance and are very difficult to attain. In fiscal 2011, the Company performance targets required to earn cash bonuses were based on the number of new umbilical cord blood and menstrual stem cell units; $19.4 million in revenue; $1.9 million in earnings; and customer satisfaction survey results. No cash bonuses were paid to the named executive officers in fiscal 2011 because the Company did not meet all of the performance targets for fiscal 2011.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There were 200,000 and 200,000 stock options awarded to the named executive officers in 2012 and 2011, respectively.

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

Employment Agreements and Change in Control Arrangements

David Portnoy Employment Agreement. On December 1, 2011, the Company entered into a two year employment agreement (the “David Portnoy Employment Agreement”) with David Portnoy as the Chairman of the Board and Co-Chief Executive Officer effective December 1, 2011 (the “Commencement Date”). The David Portnoy Employment Agreement provides for an annual base salary of $225,000. In addition to base salary, for the fiscal years ending November 30, 2012 and November 30, 2013, Mr. Portnoy will be entitled to a performance-based bonus of an amount up to 35%, 65% or 100% of base salary, depending on whether the stated performance targets are achieved. On February 13, 2012, the David Portnoy Employment Agreement was amended to clarify that the determination of whether the “Threshold”, “Target”, and “Stretch” performance standards have been achieved with respect to (i) bonuses to be paid under Section 3(b) of the David Portnoy Employment Agreement; and (ii) the grant of the equity awards described in Section 3 (c)(ii) of the David Portnoy Employment Agreement, shall be made without regard to any accounting impact of such awards on the Company’s financial statements. The amendment to the David Portnoy Employment Agreement also revises Section 3(c)(ii) to correct the Company’s fiscal year end date. The David Portnoy Agreement provides a signing bonus in the form of non-qualified stock options. Accordingly, on December 1, 2011, Mr. Portnoy was granted stock options to acquire 200,000 shares of Company stock at $1.72 per share, which was the closing price of the Company’s stock on that day. One-third of the award vested on the day of grant, one-third becomes vested on the first anniversary of the grant date, and one-third becomes vested on the second anniversary of the grant date. If specified performance targets are achieved at the “stretch” level and Mr. Portnoy is still employed by the Company as of November 30, 2013, Mr. Portnoy will receive a grant of non-qualified stock options of up to 300,000 shares. Such grants shall be made no later than February 28, 2014 and shall have a grant price equal to $1.72, which is the closing price of the Company’s stock on December 1, 2011.

The David Portnoy Employment Agreement also provides for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. Mr. Portnoy’ s principal place of employment shall be at the Company’s headquarters, but he may elect in his discretion to work from his residence in Miami, Florida. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay him up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. Mr. Portnoy will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

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

Mark Portnoy Employment Agreement. On December 1, 2011, the Company entered into a two year employment agreement (the “Mark Portnoy Employment Agreement”) with Mark Portnoy as the Co-Chief Executive Officer effective December 1, 2011 (the “Commencement Date”). The Mark Portnoy Employment Agreement provides for an annual base salary of $200,000. In addition to base salary, for the fiscal years ending November 30, 2012 and November 30, 2013, Mr. Portnoy will be entitled to a performance-based bonus of an amount up to 35%, 65% or 100% of base salary, depending on whether the stated performance targets are achieved. On February 13, 2012, the Mark Portnoy Employment Agreement was amended to clarify that the determination of whether the “Threshold”, “Target”, and “Stretch” performance standards have been achieved with respect to (i) bonuses to be paid under Section 3(b) of the Mark Portnoy Employment Agreement; and (ii) the grant of the equity awards described in Section 3 (c)(ii) of the Mark Portnoy Employment Agreement, shall be made without regard to any accounting impact of such awards on the Company’s financial statements. The Mark Portnoy Employment Agreement provides a signing bonus in the form of non-qualified stock options. Accordingly, on December 1, 2011, Mr. Portnoy was granted stock options to acquire 200,000 shares of Company stock at $1.72 per share, which was the closing price of the Company’s stock on that day. One-third of the award vested on the day of grant, one-third becomes vested on the first anniversary of the grant date, and one-third becomes vested on the second anniversary of the grant date. If specified performance targets are achieved at the “stretch” level and Mr. Portnoy is still employed by the Company as of November 30, 2013, Mr. Portnoy will receive a grant of non-qualified stock options of up to 300,000 shares. Such grants shall be made no later than February 28, 2014 and shall have a grant price equal to $1.72, which is the closing price of the Company’s stock on December 1, 2011.

The Mark Portnoy Employment Agreement also provides for reimbursement for all business expenses, including moving expenses incurred for Mr. Portnoy to relocate his primary residence to Tampa, Florida. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay him up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. Mr. Portnoy will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2013.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. The one-year term of the Employment Agreement will be automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

At all times during the term of his employment agreement (as the same may be extended), Mr. Mikulinsky will be eligible for discretionary merit increases and base salary adjustments, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. The Mikulinsky Employment Agreement provides he will also be eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

In addition to base salary, the Mikulinsky Employment Agreement provided a signing bonus in the form of non-qualified stock options. Accordingly, on March 5, 2012, Mr. Mikulinsky was granted stock options to acquire 40,000 shares of Company common stock at $2.05 per share, which was the closing price of the Company’s stock on that day. One-third of the award vested on the day of grant, one-third becomes vested on the first anniversary of the grant date, and one-third becomes vested on the second anniversary of the grant date. If specified performance targets are achieved at the “stretch” level, and if Mr. Mikulinsky is still employed by the Company as of March 4, 2014, then Mr. Mikulinsky will receive a grant of non-qualified stock options of up to 40,000 shares. Such grants shall have a grant price equal to $2.05, which is the closing price of the Company’s stock on March 5, 2012.

In the event of a termination of employment of Mr. Mikulinsky upon or within one-year of a Change in Control (as defined in the Mikulinsky Employment Agreement), or prior to the Change in Control if the termination was related to the Change in Control, if the termination was by the Company without cause or was by executive due to being requested to accept without cause a demotion or relocation, Mr. Mikulinsky will be entitled to receive the following: (i) all earned compensation through the date of termination (or, if greater, on the date immediately preceding a Change in Control); and (ii) 12 months of base salary as in effect on the termination date (or, if greater, base salary in effect immediately prior to the Change in Control).

Under the Mikulinsky Employment Agreement, the Company will also provide Mr. Mikulinsky with certain other benefits, including continued participation in all applicable Company benefit plans and payment of reasonable business expenses.

In the Mikulinsky Employment Agreement, Mr. Mikulinsky agreed not to compete with the Company or solicit its customers, clients or employees during the term of his respective Employment Agreement and for a 12-month period following the termination of employment under agreements.

Kelley Employment Agreement. On June 18, 2012, the Company entered into a one-year employment agreement with Linda Kelley, PhD, the Company’s Chief Scientific Officer (the “Kelley Employment Agreement”). Under the Kelley Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

At all times during the term of the Kelley Employment Agreement (as the same may be extended), Dr. Kelley will be eligible for discretionary merit increases and adjustments in base salary, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. The Kelley Employment Agreement provides that she will be eligible to receive long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

In addition to base salary, the Kelley Employment Agreement provided a signing bonus in the form of non-qualified stock options. Accordingly, on June 18, 2012, Dr. Kelley was granted stock options to acquire 20,000 shares of Company common stock at $2.36 per share, which was the closing price of the Company’s stock on that day. One-third of the award becomes vested one-year from the day of grant, one-third becomes vested on the second anniversary of the grant date, and one-third becomes vested on the third anniversary of the grant date.

In the event of a termination of employment of Dr. Kelley upon or within one year of a Change in Control (as defined in the Kelley Employment Agreement), or prior to the Change in Control if the termination was related to the Change in Control, if the termination was by the Company without cause or was by Dr. Kelley due to being requested to accept without cause a demotion or relocation, Dr. Kelley will be entitled to receive the following: (i) all earned compensation through the date of termination (or, if greater, on the date immediately preceding a Change in Control); and (ii) 12 months of base salary as in effect on the termination date (or, if greater, base salary in effect immediately prior to the Change in Control).

Under the Kelley Employment Agreement, the Company will also provide Dr. Kelley with certain other benefits, including continued participation in all applicable Company benefit plans and payment of reasonable business expenses.

In the Kelley Employment Agreement, Dr. Kelley agreed not to compete with the Company or solicit its customers, clients or employees during the term of her Employment Agreement and for a 12-month period following her termination of employment under the agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2012:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011(1) December 1, 2011(1)	100,000 200,000	— —	$ $	2.90 1.72	August 31, 2021 December 1, 2021
Mark Portnoy	August 31, 2011(1) December 1, 2011(1)	100,000 200,000	— —	$ $	2.90 1.72	August 31, 2021 December 1, 2021
Jill Taymans	April 4, 2006(2) August 3, 2009(2) February 1, 2010(2)	29,548 18,563 9,281	— — —	$ $ $	3.34 1.73 1.50	April 4, 2013 August 3, 2016 February 1, 2017
Oleg Mikulinsky	March 5, 2012(3)	13,334	26,666		$2.05	March 5, 2019

(1)	On May 30, 2012, the Company received a Nomination of Solicitation Notice from a shareholder nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest.
(2)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(3)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$15,000	$17,134	$32,134
George Gaines	$15,000	$17,134	$32,134
Jonathan Wheeler	$15,000	$17,134	$32,134
Anthony Atala	$9,000	$17,134	$26,134

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2012 under SFAS 123R with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 22, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Current directors, nominees and executive officers:
David Portnoy (3)	984,386	8.72%
Mark Portnoy (4)	533,144	4.72%
George Gaines (5)	718,292	6.53%
Harold Berger (6)	18,422	*
Jonathan Wheeler (7)	47,292	*
Jill Taymans (8)	74,944	*

Oleg Mikulinsky (9)	26,667	*
Anthony Atala (10)	12,292	*

Other beneficial owners:
Ki Yong Choi (11)	2,179,086	19.84%

Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (12)	648,024	5.90%

All current directors and executive officers as a group (8 persons) (13)	2,415,437	20.61%

*	Less than 1%.
(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 22, 2013 by (ii) the sum of (a) 10,994,880 which is the number of shares of common stock outstanding as February 22, 2013 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 22, 2013 or will become exercisable within 60 days. Unless otherwise indicated, the address of each person in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 22, 2013. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(3)	Includes 4,200 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 18,100 shares that he owns individually of record, 144,724 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 199,738 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 51,678 shares of Common Stock held by spouse, 4,854 shares held by David Portnoy as custodian for his minor son; and 4,000 Shares held by David Portnoy as custodian for his minor daughter. Includes 300,000 shares subject to stock options.
(4)	Includes 2,455 shares of Common Stock held directly through a 401(k) plan account, 130,029 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 300,000 shares subject to stock options.
(5)	Includes 12,292 shares subject to stock options.

(6)	Includes 12,292 shares subject to stock options.
(7)	Includes 12,292 shares subject to stock options.
(8)	Includes 57,392 shares subject to stock options.
(9)	Includes 26,667 shares subject to stock options.
(10)	Includes 12,292 shares subject to stock options.
(11)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Form 4 on August 16, 2012 reporting the following beneficial ownership: (i) 1,945,596 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Form 4 filed August 16, 2012, is c/o Cathedral Hill Associates, 14299 Firestone Boulevard, La Mirada, CA 90638.
(12)	A group consisting of Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G on February 9,2013 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 648,024 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mr. and Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 6442 E. Crested Saguaro Lane, Scottsdale, AZ 85266.
(13)	Includes 733,227 shares subject to stock options.

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

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Chief Executive Officer Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy.

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

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s financial statements for the fiscal years ended November 30, 2012 and November 30, 2011 and fees billed for other services rendered by Grant Thornton LLP during these periods.

	2012	2011

Audit Fees	$312,572	$339,857
Tax Fees	40,872	39,680
Other	0	0
Total	$353,444	$379,537

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2012 and November 30, 2011 as well as assistance with and review of documents filed with the SEC.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2012 and November 30, 2011.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2012 and November 30, 2011.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. All of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to Grant Thornton LLP were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Grant Thornton LLP. Furthermore, no work of Grant Thornton LLP with respect to its services rendered to the Company was performed by anyone other than Grant Thornton LLP.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy dated

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy dated

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

23	Consent of Auditors

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2013

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)
David Portnoy		February 28, 2013

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2013
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer (principal financial and accounting officer)
Jill Taymans		February 28, 2013

/s/ Harold Berger	Director	February 28, 2013
Harold Berger

/s/ George Gaines	Director	February 28, 2013
George Gaines

/s/ Jonathan Wheeler	Director	February 28, 2013
Jonathan Wheeler

/s/Anthony Atala	Director	February 28, 2013
Anthony Atala

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy dated

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy dated

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

23	Consent of Auditors

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cryo-Cell International, Inc.’s Form 10-K for the year ended November 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Deficit and (v) Notes to Audited, Consolidated Financial Statements. Furnished herewith

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012.