Form 10-Q
period 2013-02-28
CRYO CELL INTERNATIONAL INC
filed 2013-04-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2013

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

As of April 8, 2013, 11,860,040 shares of $0.01 par value common stock were issued and 10,960,538 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2013 (unaudited)	November 30, 2012
ASSETS

Current Assets
Cash and cash equivalents	$2,859,056	$2,677,382
Restricted cash	2,548,125	2,576,844
Accounts receivable (net of allowance for doubtful accounts of $1,471,430 and $1,367,465, respectively)	3,358,171	3,401,597
Prepaid expenses and other current assets	550,575	659,179

Total current assets	9,315,927	9,315,002

Property and Equipment-net	1,259,958	1,281,075

Other Assets
Marketable securities and other investments	14,040	13,660
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net of current portion	405,696	550,697
Deposits and other assets, net	499,852	486,225

Total other assets	1,603,588	1,734,582

Total assets	$12,179,473	$12,330,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,444,967	$1,209,973
Accrued expenses	2,597,357	2,917,758
Deferred revenue	6,367,593	6,536,160

Total current liabilities	10,409,917	10,663,891

Other Liabilities
Deferred revenue, net of current portion	8,341,962	8,364,533
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	10,641,962	10,664,533

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,860,040 issued and 10,960,538 outstanding as of February 28, 2013 and 11,860,040 issued and 11,067,666 outstanding as of November 30, 2012)	118,600	118,600
Additional paid-in capital	26,952,876	26,824,478
Treasury stock, at cost	(2,434,550)	(2,187,505)
Accumulated deficit	(33,509,332)	(33,753,338)

Total stockholders’ deficit	(8,872,406)	(8,997,765)

Total liabilities and stockholders’ deficit	$12,179,473	$12,330,659

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28, 2013	February 29, 2012

Revenue:
Processing and storage fees	$4,276,553	$3,836,847
Licensee income	323,534	341,742

Total revenue	4,600,087	4,178,589

Costs and Expenses:
Cost of sales	1,279,813	1,026,903
Selling, general and administrative expenses	2,695,278	3,160,797
Research, development and related engineering	10,921	14,579
Depreciation and amortization	51,014	56,255

Total costs and expenses	4,037,026	4,258,534

Operating Income (Loss)	563,061	(79,945)

Other Income (Expense):
Other income	12,257	20,414
Extinguishment of revenue sharing agreements	—	(1,227,390)
Interest expense	(250,538)	(299,165)

Total other expense	(238,281)	(1,506,141)

Income (Loss) before equity in losses of affiliate and income tax expense	324,780	(1,586,086)

Equity in losses of affiliate	(38,450)	(38,832)

Income (Loss) before income tax expense	286,330	(1,624,918)
Income tax expense	(42,324)	(57,145)

Net Income (Loss)	$244,006	$(1,682,063)

Net income (loss) per common share - basic	$0.02	$(0.15)

Weighted average common shares outstanding - basic	10,982,389	11,488,980

Net income (loss) per common share - diluted	$0.02	$(0.15)

Weighted average common shares outstanding - diluted	11,105,094	11,488,980

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2013	February 29, 2012

Cash flows from operating activities:
Net income (loss)	$244,006	$(1,682,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	104,786	110,204
Compensatory element of stock options	89,948	259,421
Provision for doubtful accounts	86,135	135,491
Equity in losses of affiliate	38,450	38,832
Loss on extinguishment of revenue sharing agreements	—	1,227,390
Changes in assets and liabilities:
Accounts and notes receivable	102,292	(142,967)
Prepaid expenses and other current assets	108,604	(24,747)
Deposits and other assets, net	7,999	5,000
Accounts payable	234,994	402,304
Accrued expenses	(320,401)	93,264
Deferred consulting obligation	—	(26,705)
Deferred revenue	(191,138)	(237,517)

Net cash provided by operating activities	505,675	157,907

Cash flows from investing activities:
Restricted cash held in escrow	28,719	—
Purchases of property and equipment	(77,293)	(79,241)
Proceeds from sale of marketable securities and other investments	—	1,002,000
Investments in patents	(28,382)	(12,177)

Net cash (used in) provided by investing activities	(76,956)	910,582

Cash flows from financing activities:
Long-term liability-revenue sharing agreements	—	(2,300,000)
Treasury stock purchases	(247,045)	(753,511)

Net cash used in financing activities	(247,045)	(3,053,511)

Increase (decrease) in cash and cash equivalents	181,674	(1,985,022)

Cash and cash equivalents - beginning of period	2,677,382	6,305,095

Cash and cash equivalents - end of period	$2,859,056	$4,320,073

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2013 and November 30, 2012 and the related Consolidated Statements of Operations and Cash Flows for the three months ended February 28, 2013 and February 29, 2012 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2013 are not necessarily indicative of the results expected for any interim period in the future or the fiscal year ending November 30, 2013.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,812,000 and $10,947,000 as of February 28, 2013 and November 30, 2012, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of income or losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three months ended February 28, 2013 and February 29, 2012 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $42,000 and $57,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2013 and February 29, 2012, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2013.

Stock Compensation

As of February 28, 2013, the Company has three stock-based compensation plans, which are described in Note 4. The Company recognized approximately $90,000 and $259,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, of stock compensation expense.

The Company recognizes stock-based compensation based on the fair value of the related awards. Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of service-based vesting condition and performance-based vesting condition stock option awards is determined using the Black-Scholes valuation model. The Company estimates the fair value of stock option awards as of the grant date by applying the Black-Scholes option pricing model. For stock option awards with only service-based vesting conditions and graded vesting features, the Company recognizes stock compensation expense based on the graded-vesting method. To value awards with market-based vesting conditions the Company uses a binomial valuation model. The Company recognizes compensation cost for awards with market-based vesting conditions on a graded-vesting basis over the derived service period. The use of these valuation models involve assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

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

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The Company believes that the fair value of its revenue sharing agreement’s liability recorded on the balance sheet is between the recorded book value and up to the Company’s recent settlement experience as discussed in Note 8, due to the various terms and conditions associated with each Revenue Sharing Agreement.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2013 and November 30, 2012, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at February 28, 2013	Fair Value Measurements at February 28, 2013 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$14,040	$14,040	—	—

	Fair Value at November 30, 2012	Fair Value Measurements at November 30, 2012 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$13,660	$13,660	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – The Company purchased trading securities of $20,760 during the year ended November 30, 2012. None were purchased during the quarter ended February 28, 2013. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

The Company is permitted to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company made no elections to record any such assets and or liabilities at fair value.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 28, 2013 and November 30, 2012 the Company recorded reserves under these programs in the amounts of $14,756 and $14,485, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Income (Loss) per Common Share

Net income (loss) per common share data are based on net income (loss). The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	For the three months ended February 28, 2013	For the three months ended February 29, 2012
Numerator:
Net Income (Loss)	$244,006	($1,682,063)
Denominator:
Weighted-average shares outstanding-basic	10,982,389	11,488,980
Dilutive common shares issuable upon exercise of stock options	122,705	—
Weighted-average shares-diluted	11,105,094	11,488,980

Earnings (Loss) per share:
Basic	$0.02	($0.15)

Diluted	$0.02	($0.15)

For the three months ended February 28, 2013, the Company excluded the effect of 510,589 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 29, 2012, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 28, 2013 and November 30, 2012, the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of February 28, 2013 and November 30, 2012, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at approximately $684,000. As of February 28, 2013 and November 30, 2012, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of February 28, 2013 and November 30, 2012.

For the three months ended February 28, 2013 and February 29, 2012, the Company recorded equity in losses of Saneron operations of approximately $38,000 and $39,000, respectively, related to certain stock awards that were granted by Saneron to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of February 28, 2013 and November 30, 2012, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

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

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of February 28, 2013 and November 30, 2012, there were 58,089 and 60,589 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance shares and performance units). As of February 28, 2013 and November 30, 2012, there were 759,759 and 762,509 shares outstanding under the 2006 plan, respectively. As of February 28, 2013, there were 142,845 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan to 2,500,000 shares. As of February 28, 2013 and November 30, 2012, there were 1,000,000 performance options to purchase shares granted under the 2012 plan and 1,500,000 shares available for future issuance.

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

Variables used to determine the fair value of the options granted for the three months ended February 28, 2013 and February 29, 2012 are as follows:

	February 28, 2013	February 29, 2012
Weighted average values:
Expected dividends	0%	0%
Expected volatility	113.8%	111.5%
Risk free interest rate	.80%	.93%
Expected life	5.0 years	5.8 years

The range of expected volatilities for options issued during the three months ended February 28, 2013 and February 29, 2012 are as follows:

February 28, 2013	February 29, 2012

112.9% - 114.9%	111.3% - 113.3%

Stock option activity for the three months ended February 28, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	1,183,098	$2.15	7.12	$580,730

Granted	8,500	2.09
Exercised	—	—
Expired/forfeited	(13,750)	1.94

Outstanding at February 28, 2013	1,177,848	$2.15	6.90	$233,259

Exercisable at February 28, 2013	972,866	$2.12	7.11	$224,577

The weighted average grant date fair value of options granted during the three months ended February 28, 2013 and February 29, 2012 was $1.68 and $1.47, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2013 or February 29, 2012, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the three months ended February 28, 2013 and February 29, 2012.

Significant option groups exercisable at February 28, 2013 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	7,500	2.15	$0.78	7,500	$0.78
$1.01 to $ 2.00	529,259	7.57	$1.69	516,763	$1.69
$2.01 to $ 3.00	600,500	6.82	$2.50	408,014	$2.58
$3.01 to $ 4.00	40,589	0.10	$3.34	40,589	$3.34

	1,177,848	6.90	$2.15	972,866	$2.12

A summary of the status of the Company’s non-vested shares as of February 28, 2013, and changes during the three months ended February 28, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2012	251,403	$1.77

Granted	8,500	1.68
Vested	(49,089)	1.50
Forfeited	(5,832)	1.96

Non-vested at February 28, 2013	204,982	$1.83

As of February 28, 2013 there was approximately $204,000 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2000 Plan, 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years as of February 28, 2013. The total fair value of shares vested during the three months ended February 28, 2013 was approximately $73,500.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months ended February 28, 2013. Variables used to determine the fair value of options with performance-based and market-based vesting conditions granted during the three months ended February 29, 2012 are as follows:

February 29, 2012
Weighted average values:
Expected dividends	0%
Expected volatility	112.3%
Risk free interest rate	.90%
Expected life	5.5 years

The range of expected volatilities for performance-based and market-condition options issued during the three months ended February 29, 2012 are as follows:

February 29, 2012

111.3% - 113.5%

Stock option activity for options with performance-based and market-based conditions for the three months ended February 28, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	640,000	$1.74	8.83	$511,600

Granted	—	—
Exercised	—	—
Expired/forfeited	—	—

Outstanding at February 28, 2013	640,000	$1.74	8.58	$230,000

Exercisable at February 28, 2013	—	—	—	—

The weighted average grant date fair value of performance and market conditions options granted during the three months ended February 29, 2012 was $1.21.

During the fiscal year ended November 30, 2012, the Company granted 213,334 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of February 28, 2013 there was approximately $111,600 of total unrecognized compensation cost related to the non-vested market-based vesting condition options that will be amortized over three years.

The remaining 426,666 options granted to executives and consultants during the fiscal year ended November 30, 2012 require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of February 28, 2013 and November 30, 2012 and thus no compensation cost has been recognized through these dates. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. As of February 28, 2013 and November 30, 2012 there was approximately $616,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized. Total unrecognized compensation cost may fluctuate from quarter to quarter as performance based options issued to consultants are marked to market over the requisite service period.

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

As of February 28, 2013 and November 30, 2012, the Company recorded a receivable of $976,454 and $1,115,505, respectively, and deferred revenue of $970,245 and $1,104,623, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received three installments of $50,000 during the first quarter of 2013 and the first quarter of 2012, which is reflected in the consolidated statement of operations as of February 28, 2013 and February 29, 2012 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term as Accounts Receivable in the accompanying consolidated balance sheets.

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

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $374,221 and $406,385 for the three months ended February 28, 2013 and February 29, 2012, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended February 28, 2013 and February 29, 2012. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the three months ended
	February 28, 2013			February 29, 2012
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,412	$169,412	$—	$169,412	$169,412
Mexico	—	154,122	154,122	—	167,330	167,330
Nicaragua	—	—	—	5,000	—	5,000

Total	$—	$323,534	$323,534	$5,000	$336,742	$341,742

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is reflected as restricted cash in the accompanying consolidated balance sheets as of February 28, 2013 and November 30, 2012. The trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the trust. During the three months ended February 28, 2013 and February 29, 2012, $8,434 and $34,903, respectively, in legal fees were paid from the trust on behalf of one of the Participants. As of February 28, 2013 and November 30, 2012 the balance in the trust is $2,343,413 and $2,372,439, respectively, which is reflected in the accompanying consolidated balance sheets as of February 28, 2013 and November 30, 2012. As of February 28, 2013, one of the three Participants continues to be employed by the Company.

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

On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 associated with the agreement which is reflected as an accrued expense in the accompanying consolidated balance sheets as of February 28, 2013 and November 30, 2012. The Company believes that Ms. Walton was terminated for cause as defined in her employment agreement and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement.

On August 31, 2011 the Company’s Board of Director’s approved the reimbursement by the Company to the Portnoy Group of its costs associated with the litigation resulting from the 2007 Annual Meeting and the 2011 Annual Meeting’s proxy contest. The total costs reimbursed during the fourth quarter of fiscal 2011 were approximately $528,000.

On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals to the Company’s board of directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, upon receipt by the Company of this Nomination Solicitation Notice, as defined in the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs vested. Due to the immediate vesting of the options issued to the Co-CEOs, approximately $700,000 was recorded as stock option compensation expense during the second quarter of fiscal 2012.

Note 7 – Legal Proceedings

On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court in which the complaint was filed. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of February 28, 2013 and November 30, 2012. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself; however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for September 3, 2013.

On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. See Note 6.

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

Note 8 – Cancellation of Revenue Sharing Agreements

On December 6, 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of revenue sharing agreements in the amount of $1,227,390 for the three months ended February 29, 2012.

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

As of February 28, 2013, the Company had repurchased a total of 899,502 shares of the Company’s common stock at an average price of $2.17 per share through open market and privately negotiated transactions. The Company purchased 107,128 and 415,117 shares of the Company’s common stock during the first quarters of fiscal 2013 and 2012, respectively, at an average price of $2.31 per share and $1.82 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2013 and November 30, 2012. As of February 28, 2013 and November 30, 2012, 1,049,602 and 942,474 shares, respectively, were held as treasury stock, which include 150,100 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell,” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “anticipate,” “believe,” “goal,” “strategy,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

In recent years, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. In 2006, the Company discovered technology related to menstrual stem cells. During 2007, much of the Company’s research and development activities focused on the development of proprietary technology related to maternal placental stem cells (MPSCs). In November 2007, the Company announced the commercial launch of the menstrual stem cell service related to this patent-pending technology. The Company continues to conduct independently-funded research and development activities through a vast network of research collaboration partners.

In August 2011, there was a change in control of the board of directors. Subsequent to this change, the Company is refocusing its efforts on the Company’s umbilical cord blood and cord tissue business while continuing to develop the menstrual stem cell technology.

During the three months ended February 28, 2013, the Company’s revenues increased 10% as compared to the same period in 2012. The Company reported net income of approximately $244,000, or $0.02 per basic common share for the three months ended February 28, 2013 compared to a net loss of approximately ($1,700,000) or ($0.15) per basic common share for the same period in 2012. The increase in net income for the three months ended February 28, 2013 principally resulted from the 10% increase in revenues and a 15% decrease in selling, general and administrative expenses. This was partially offset by a 25% increase in cost of sales. During the three months ended February 29, 2012, the cancellation of the Bio-Stor Revenue Sharing Agreement resulted in a loss from extinguishment of revenue sharing agreement in the amount of approximately $1,200,000.

At February 28, 2013, the Company had cash and cash equivalents of $2,859,056. The Company’s cash increased by approximately $182,000 during the first three months of fiscal 2013, primarily as a result of approximately $506,000 provided by operations which was partially offset by approximately $250,000 used for the stock repurchase plan pursuant to which the Company repurchased 107,128 shares of the Company’s common stock during the three months ended February 28, 2013. As of February 28, 2013, the Company had no long-term indebtedness.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2013 were $4,600,087 as compared to $4,178,589 for the same period in 2012, a 10% increase. The increase in revenue was primarily attributable to an 11% increase in processing and storage fees, which was partially offset by a 5% decrease in licensee income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 12% and a 4% increase in recurring annual storage fee revenue.

Licensee Income. Licensee income for the three months ended February 28, 2013, was $323,534 as compared to $341,742 for the 2012 period. Licensee income for the three months ended February 28, 2013 consisted of $323,534 in royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. Licensee income for the three months ended February 29, 2012 consisted of $336,742 in royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. The remaining licensee income related to an installment payment of a non-refundable up-front license fee from the licensee of the Company’s umbilical cord blood program in Nicaragua.

Cost of Sales. Cost of sales for the three months ended February 28, 2013 was $1,279,813 as compared to $1,026,903 for the same period in 2012, representing a 25% increase. Cost of sales was 30% and 27% of processing and storage fee revenue for the three months ended February 28, 2013 and February 28, 2012, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $54,000 for the three months ended February 28, 2013 and February 29, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2013 were $2,695,278 as compared to $3,160,797 for the 2012 period representing a 15% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $313,000 or 22% in sales and marketing due to Company’s new sales initiatives, a decrease of approximately $169,000 or 65% in stock option expense and a decrease of approximately $77,000 or 24% in professional services.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2013 were $10,921 as compared to $14,579 for the three months ended February 29, 2012. The expenses for each period primarily relate to the implementation of the Company’s cord tissue service and the continued commercialization of the Company’s menstrual stem cell technology, which was launched in November 2007.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2013 was $51,014 compared to $56,255 for the 2012 period. The decrease was caused by a portion of the Company’s property and equipment becoming fully depreciated during fiscal 2012.

Extinguishment of Revenue Sharing Agreement. On December 6, 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, on December 6, 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the short-term liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of revenue sharing agreement in the amount of $1,227,390 for the three months ended February 29, 2012.

Interest Expense. Interest expense during the three months ended February 28, 2013, was $250,538 compared to $299,165 during the prior year period. The decrease in interest expense is a result of the Company entering into Asset Purchase Agreements with certain RSA’s which cancelled these RSA’s during fiscal 2012. Interest expense is mainly comprised of payments made to the other parties to the Company’s revenue sharing agreements based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $38,450 for the three months ended February 28, 2013, compared to $38,832 for the 2012 period. Equity in losses of affiliate for the three months ended February 28, 2013 and February 29, 2012, consists solely of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, we must project future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to the recent history of tax losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $42,000 and $57,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations. The decrease in foreign tax expense is attributable to the decrease in royalties recognized during the period ended February 28, 2013 compared to February 29, 2012.

There was no U.S. income tax expense for the three months ended February 28, 2013 and for the same period in 2012. The Company did not record income tax expense during the first quarters of 2013 and 2012 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through February 28, 2013, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At February 28, 2013, the Company had cash and cash equivalents of $2,859,056 as compared to $2,677,382 at November 30, 2012. The increase in cash and cash equivalents during the three months ended February 28, 2013 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2013 was $505,675, which was primarily attributable to the Company’s operating results.

Net cash provided by operating activities for the three months ended February 29, 2012 was $157,907, which was primarily attributable to the Company’s operating results.

Net cash used in investing activities for the three months ended February 28, 2013 was $76,956, which was primarily attributable to the purchases of property and equipment.

Net cash provided by investing activities for the three months ended February 29, 2012 was $910,582, which was primarily attributable to the sale of marketable securities which was offset by the purchase of property and equipment and the investment in patents.

Net cash used by financing activities for the three months ended February 28, 2013 was $247,045 which was attributable to the stock repurchase plan pursuant to which the Company has repurchased 107,128 shares of the Company’s common stock.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 26, 2011, a complaint for monetary damages was served against the Company. The complaint did not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court in which the complaint was filed. At this time, it is not possible for the Company to estimate the loss or the range of possible loss, due to the current early stage of the litigation, the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts have been accrued as of February 28, 2013 and November 30, 2012. The Company believes it has meritorious defenses to the claims included in this complaint and intends to vigorously defend itself; however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for September 3, 2013.

On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton is claiming breach of her employment agreement and defamation. Ms. Walton is seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. The Company has recorded an accrual of approximately $950,000 as of February 28, 2013 and November 30, 2012, associated with the agreement. On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to Mercedes Walton under her respective Employment Agreement as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The Company believes that Ms. Walton was terminated for cause and therefore, the Company believes that Ms. Walton has not earned the right to this severance and intends to defend itself against the agreement. A hearing took place during the week of February 4, 2013 and reconvened on March 19, 2013. Post-trial briefs are due May 1, 2013.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2012	87,868	$2.33	87,868	2,119,758
January 1 - 31, 2013	17,450	$2.24	17,450	2,102,308
February 1 - 28, 2013	1,810	$2.01	1,810	2,100,498

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cryo-Cell International, Inc.

/s/ DAVID PORTNOY

David Portnoy
Co-Chief Executive Officer

Cryo-Cell International, Inc.

/s/ MARK PORTNOY
Co-Chief Executive Officer

Cryo-Cell International, Inc.

/s/ JILL TAYMANS

Jill M. Taymans
Vice President, Finance, Chief Financial Officer

Date: April 15, 2013