Form 10-Q
period 2013-05-31
CRYO CELL INTERNATIONAL INC
filed 2013-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2013

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 8, 2013, 11,870,040 shares of $0.01 par value common stock were issued and 10,775,275 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2013 (unaudited)	November 30, 2012
ASSETS

Current Assets
Cash and cash equivalents	$2,904,464	$2,677,382
Restricted cash	2,506,013	2,576,844
Accounts receivable (net of allowance for doubtful accounts of $1,543,327 and $1,367,465, respectively )	3,568,004	3,401,597
Prepaid expenses and other current assets	601,942	659,179

Total current assets	9,580,423	9,315,002

Property and Equipment-net	1,274,730	1,281,075

Other Assets
Marketable securities and other investments	25,770	13,660
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net of current portion	259,135	550,697
Deposits and other assets, net	115,096	486,225

Total other assets	1,084,001	1,734,582

Total assets	$11,939,154	$12,330,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,277,517	$1,209,973
Accrued expenses	2,821,208	2,917,758
Deferred revenue	6,562,720	6,536,160

Total current liabilities	10,661,445	10,663,891

Other Liabilities
Deferred revenue, net of current portion	8,392,526	8,364,533
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	10,692,526	10,664,533

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,867,540 issued and 10,774,775 outstanding as of May 31, 2013 and 11,860,040 issued and 11,067,666 outstanding as of November 30, 2012)	118,675	118,600
Additional paid-in capital	27,074,969	26,824,478
Treasury stock, at cost	(2,855,471)	(2,187,505)
Accumulated deficit	(33,752,990)	(33,753,338)

Total stockholders’ deficit	(9,414,817)	(8,997,765)

Total liabilities and stockholders’ deficit	$11,939,154	$12,330,659

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

Revenue:
Processing and storage fees	$4,530,333	$4,106,416	$8,806,886	$7,943,263
Licensee income	328,230	319,133	651,764	660,875

Total revenue	4,858,563	4,425,549	9,458,650	8,604,138

Costs and Expenses:
Cost of sales	1,375,024	1,209,900	2,654,837	2,236,803
Selling, general and administrative expenses	2,957,968	4,284,696	5,653,246	7,445,493
Abandonment of patents	378,837	—	378,837	—
Research, development and related engineering	7,065	7,841	17,986	22,420
Depreciation and amortization	50,841	44,835	101,855	101,090

Total costs and expenses	4,769,735	5,547,272	8,806,761	9,805,806

Operating Income (Loss)	88,828	(1,121,723)	651,889	(1,201,668)

Other Income (Expense):
Other income	10,969	11,234	23,226	31,648
Extinguishment of revenue sharing agreements	—	(54,555)	—	(1,281,945)
Interest expense	(262,211)	(277,251)	(512,749)	(576,416)

Total other expense	(251,242)	(320,572)	(489,523)	(1,826,713)

(Loss) Income before equity in losses of affiliate and income tax expense	(162,414)	(1,442,295)	162,366	(3,028,381)

Equity in losses of affiliate	(38,450)	(38,832)	(76,900)	(77,664)

(Loss) Income before income tax expense	(200,864)	(1,481,127)	85,466	(3,106,045)
Income tax expense	(42,794)	(1,743,803)	(85,118)	(1,800,948)

Net (Loss) Income	$(243,658)	$(3,224,930)	$348	$(4,906,993)

Net (loss) income per common share - basic	$(0.02)	$(0.28)	$0.00	$(0.43)

Weighted average common shares outstanding - basic	10,946,743	11,322,143	10,964,370	11,405,106

Net (loss) income per common share - diluted	$(0.02)	$(0.28)	$0.00	$(0.43)

Weighted average common shares outstanding - diluted	10,946,743	11,322,143	11,082,564	11,405,106

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2013	May 31, 2012

Cash flows from operating activities:
Net income (loss)	$348	$(4,906,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	206,103	207,901
Abandonment of patents	378,837	—
Loss on sale of property and equipment	44,428	7,210
Compensatory element of stock options	161,841	1,019,339
Provision for doubtful accounts	223,786	466,997
Equity in losses of affiliate	76,900	77,664
Loss on extinguishment of revenue sharing agreements	—	1,281,945
Deferred income tax expense	—	1,718,919
Changes in assets and liabilities:
Accounts and notes receivable	(98,631)	(419,266)
Prepaid expenses and other current assets	57,237	(62,030)
Deposits and other assets, net	13,000	10,001
Accounts payable	67,544	170,281
Accrued expenses	(96,550)	163,501
Deferred consulting obligation	—	(58,411)
Deferred revenue	54,553	(111,404)

Net cash provided by (used in) operating activities	1,089,396	(434,346)

Cash flows from investing activities:
Restricted cash held in escrow	70,831	49,367
Purchases of property and equipment	(230,369)	(116,527)
Purchases of marketable securities and other investments	(12,110)	(13,380)
Proceeds from sale of marketable securities and other investments	—	1,008,404
Investments in patents	(34,525)	(20,385)

Net cash (used in) provided by investing activities	(206,173)	907,479

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	—	(2,576,000)
Treasury stock purchases	(667,966)	(1,400,471)
Proceeds from the exercise of stock options	11,825	—

Net cash used in financing activities	(656,141)	(3,976,471)

Increase (decrease) in cash and cash equivalents	227,082	(3,503,338)

Cash and cash equivalents - beginning of period	2,677,382	6,305,095

Cash and cash equivalents - end of period	$2,904,464	$2,801,757

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012, the related Consolidated Statements of Operations for the three and six months ended May 31, 2013 and May 31, 2012 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and 2012 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2013.

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

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen or the 21-year storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a stand-alone basis. Because the Company has neither VSOE nor TPE for the processing and 21-year storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time of sale. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,885,000 and $10,947,000 as of May 31, 2013 and November 30, 2012, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of income or losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company did not record U.S. income tax expense during the three and six months ended May 31, 2013 as the company incurred a tax loss which resulted in an increase to the net operating loss deferred tax asset, which was offset by an increase to the valuation allowance.

There was approximately $1,700,000 of U.S. income tax expense recorded for the three and six months ended May 31, 2012 as a result of the Company’s decision to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, as it is more likely than not that the deferred tax assets will not be realized.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $43,000 and $25,000 for the three months ended May 31, 2013 and 2012, respectively, of foreign income tax expense. The Company recognized approximately $85,000 and $82,000 for the six months ended May 31, 2013 and 2012, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2013 and May 31, 2012, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2013 and 2012.

Due to tests performed during the six months ended May 31, 2013, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $379,000, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of operations. The impact to future operations is insignificant and it will not impact the Company’s core operations.

Stock Compensation

As of May 31, 2013, the Company has three stock-based compensation plans, which are described in Note 4.

The Company recognized approximately $72,000 and $760,000 for the three months ended May 31, 2013 and May 31, 2012, respectively, of stock compensation expense. The Company recognized approximately $162,000 and $1,019,000 for the six months ended May 31, 2013 and May 31, 2012, respectively, of stock compensation expense. On May 30, 2012, the Company was notified that Mr. Ki

Yong Choi nominated himself and five other persons for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEO’s employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all options that have been issued to the Co-CEO’s will immediately vest. Included in stock compensation expense for the three months ended May 31, 2012 is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEO’s.

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

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The Company believes that the fair value of its revenue sharing agreements’ liability recorded on the balance sheet is between the recorded book value and up to the Company’s recent settlement experience as discussed in Note 8, due to the various terms and conditions associated with each Revenue Sharing Agreement.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 and November 30, 2012, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at May 31, 2013	Fair Value Measurements at May 31, 2013 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$25,770	$25,770	—	—

	Fair Value at November 30, 2012	Fair Value Measurements at November 30, 2012 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$13,660	$13,660	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

The Company is permitted to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company made no elections to record any such assets and or liabilities at fair value.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2013 and November 30, 2012 the Company recorded reserves under these programs in the amounts of $15,066 and $14,485, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Numerator:
Net (Loss) Income	$(243,658)	($3,244,930)	$348	($4,906,993)

Denominator:
Weighted-average shares outstanding-basic	10,946,743	11,322,143	10,964,370	11,405,106
Dilutive common shares issuable upon exercise of stock options	—	—	118,194	—

Weighted-average shares-diluted	10,946,743	11,322,143	11,082,564	11,405,106

Net (loss) income per common share:
Basic	$(0.02)	($0.28)	$0.00	($0.43)

Diluted	$(0.02)	($0.28)	$0.00	($0.43)

For the three months ended May 31, 2013 and May 31, 2012, respectively, due to the Company incurring net losses, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

For the six months ended May 31, 2013, the Company excluded the effect of 457,000 outstanding options, from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the six months ended May 31, 2012, due to the Company incurring net losses, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

Note 3 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2013 and November 30, 2012, the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill should not be amortized. As of May 31, 2013 and November 30, 2012, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. As of May 31, 2013 and November 30, 2012, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of May 31, 2013 and November 30, 2012.

For the three and six months ended May 31, 2013, the Company recorded equity in losses of Saneron operations of approximately $38,000 and $77,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and six months ended May 31, 2012, the Company recorded equity in losses of Saneron operations of approximately $39,000 and $78,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of May 31, 2013 and November 30, 2012, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

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

Note 4 – Stock Options

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the 2000 Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of May 31, 2013 and November 30, 2012, there were 17,500 and 60,589 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). As of May 31, 2013 and November 30, 2012, there were 741,426 and 762,509 shares outstanding under the 2006 Plan, respectively. As of May 31, 2013, there were 149,095 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan to 2,500,000 shares. As of May 31, 2013 and November 30, 2012, there were 1,000,000 performance options to purchase shares granted under the 2012 Plan and 1,500,000 shares available for future issuance.

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

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2013 and May 31, 2012 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	112.4%	113.7%	113.3%	111.8%
Risk free interest rate	.81%	.92%	.81%	.93%
Expected life	5 years	5 years	5 years	5.7 years

The range of expected volatilities for options issued during the six months ended May 31, 2013 and May 31, 2012 are as follows:

May 31, 2013	May 31, 2012

111.6% - 114.9%	111.3% - 114.6%

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	1,183,098	$2.15	7.12	$580,730

Granted	13,500	2.09		$880
Exercised	(7,500)	1.58		$3,925
Expired/forfeited	(70,172)	2.82		$6,458

Outstanding at May 31, 2013	1,118,926	$2.11	6.91	$261,694

Exercisable at May 31, 2013	958,111	$2.07	7.13	$253,928

The weighted average grant date fair value of options granted during the six months ended May 31, 2013 and May 31, 2012 was $1.67 and $1.51, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2012 or May 31, 2013, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the six months ended May 31, 2013 the Company issued 7,500 common shares to option holders who exercised options for $11,825. During the six months ended May 31, 2012, there were 33,562 options exercised using the net exercise method included as part of the original terms of each award.

Under the net exercise method, the option holders surrendered 26,749 options to cover the total cost of exercising the stock options resulting in 6,813 net common shares being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan.

Significant option groups outstanding and exercisable at May 31, 2013 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $ 1.00	7,500	1.90	$0.78	7,500	$0.78
$1.01 to $ 2.00	520,926	7.34	$1.69	510,929	$1.69
$2.01 to $ 3.00	590,500	6.59	$2.50	439,682	$2.54
$3.01 to $ 4.00	—	—	—	—	—

	1,118,926	6.91	$2.11	958,111	$2.07

A summary of the status of the Company’s non-vested shares as of May 31, 2013, and changes during the six months ended May 31, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2012	251,403	$1.77

Granted	13,500	1.67
Vested	(84,091)	1.56
Forfeited	(19,997)	1.86

Non-vested at May 31, 2013	160,815	$1.86

As of May 31, 2013, there was approximately $151,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years as of May 31, 2013. The total fair value of shares vested during the six months ended May 31, 2013 was approximately $131,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three and six months ended May 31, 2013.

Variables used to determine the fair value of options with performance-based and market-based vesting conditions granted during the three and six months ended May 31, 2012 are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2012	May 31, 2012
Weighted average values:
Expected dividends	0%	0%
Expected volatility	113.5%	112.4%
Risk free interest rate	.87%	.90%
Expected life	5 years	5.5 years

The range of expected volatilities for performance-based and market-condition options issued during the three and six months ended May 31, 2012 are as follows:

Three Months Ended	Six Months Ended
May 31, 2012	May 31, 2012

113.5% - 113.5%	111.3% - 113.5%

Stock option activity for options with performance-based and market-based vesting conditions for the six months ended May 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	640,000	$1.74	8.83	$511,600

Granted	—	—
Exercised	—	—
Expired/forfeited	—	—

Outstanding at May 31, 2013	640,000	$1.74	8.33	$262,000

Exercisable at May 31, 2013	—	—	—	—

The weighted average grant date fair value of performance and market-based vesting conditions options granted during the three and six months ended May 31, 2012 was $1.38 and $1.28, respectively.

During the six months ended May 31, 2012, the Company granted 213,334 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of May 31, 2013 there was approximately $101,700 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

The Company granted 426,666 options to executives and consultants during the six months ended May 31, 2012 that require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of May 31, 2013 and November 30, 2012 and thus no compensation cost has been recognized through these dates. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. As of May 31, 2013 and November 30, 2012 there was approximately $616,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized.

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

On August 19, 2011, the Company received notification from Mexico that it was terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000 on November 15, 2014. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. Mexico also has the option to pay off the amount early with no penalties. Upon termination of this agreement, the Company expects a reduction of licensee income in future periods.

As of May 31, 2013 and November 30, 2012, the Company recorded a receivable of $836,166 and $1,115,505, respectively, and deferred revenue of $831,127 and $1,104,623, respectively, in the accompanying consolidated balance sheets. The receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received six installments of $50,000 during the six months ended May 31, 2013 and May 31, 2012, which is reflected in the consolidated statement of operations as of May 31, 2013 and May 31, 2012 as licensee and other income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term as Accounts Receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan. In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate, which represents Venezuela, Chile, Colombia and Peru, for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood stem cell specimens to be processed and stored during the negotiations.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $382,979 and $387,128 for the three months ended May 31, 2013 and May 31, 2012, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations. Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $757,199 and $811,633 for the six months ended May 31, 2013 and May 31, 2012, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2013 and May 31, 2012. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	Three Months Ended May 31, 2013			Six Months Ended May 31, 2013
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,412	$169,412	$—	$338,824	$338,824
Mexico	—	158,818	158,818	—	312,940	312,940
Nicaragua	—	—	—	—	—	—

Total	$—	$328,230	$328,230	$—	$651,764	$651,764

	Three Months Ended May 31, 2012			Six Months Ended May 31, 2012
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,412	$169,412	$—	$338,824	$338,824
Mexico	—	139,721	139,721	—	307,051	307,051
Nicaragua	10,000	—	10,000	15,000	—	15,000

Total	$10,000	$309,133	$319,133	$15,000	$645,875	$660,875

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). The trustee of the Grantor Trust Agreement is Wells Fargo Bank, National Association (“Trustee”). On August 25, 2011, the Company transferred $2,500,000 to the Trust. The balance in the Trust, which is reflected as restricted cash in the accompanying consolidated balance sheets is $2,302,185 and $2,372,439 as of May 31, 2013 and November 30, 2012, respectively. The trust became irrevocable upon the Change in Control on August 25, 2011. The Company has no power to direct the Trustee to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the trust. During the six months ended May 31, 2013 and May 31, 2012, $41,287 and $49,367, respectively, in legal fees were paid from the Trust on behalf of one of the Participants. As of May 31, 2013, one of the three Participants continues to be employed by the Company.

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

On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton, for cause. The Company believed that Ms. Walton was terminated for cause as defined in her employment agreement and therefore, the Company believed that Ms. Walton did not earn the right to any severance.

On October 25, 2011, Mercedes Walton filed a demand for arbitration with the American Arbitration Association, AAA Case No. 33-166-00383-11. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which $1,000,000 could potentially be covered under the Company’s insurance policy.

On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton on October 25, 2011, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim, of which the defamation award was paid by the Company’s insurance policy. In addition the Company will be required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. The Company has recorded an accrual of $1,630,000 and $1,450,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of May 31, 2013 and November 30, 2012, respectively.

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

Note 7 – Legal Proceedings

On May 25, 2011, a complaint for monetary damages was filed against the Company in the United States District Court for the Middle District of Florida. The complaint does not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court in which the complaint was filed. At this time, it is not possible for the Company to estimate the possible loss or the range of possible loss, due to the current stage of the litigation, the uncertainties associated with the claim and the fact that the complaint does not specify the amount of damages sought.

No amounts have been accrued as of May 31, 2013 and November 30, 2012. The Company believes it has meritorious defenses to the claims in this complaint and intends to vigorously defend itself; however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for January 6, 2014.

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

As of May 31, 2013, the Company had repurchased a total of 1,092,765 shares of the Company’s common stock at an average price of $2.17 per share through open market and privately negotiated transactions. The Company purchased 300,391 and 674,379 shares of the Company’s common stock during the six months ended May 31, 2013 and May 31, 2012, respectively, at an average price of $2.22 per share and $2.08 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of May 31, 2013 and November 30, 2012. As of May 31, 2013 and November 30, 2012, 1,242,865 and 942,474 shares, respectively, were held as treasury stock, which include 150,100 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Note 10 - Subsequent Event

In June 2013, the Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The termination fee was $150,000. The lease amendment will result in rent savings of approximately $280,000 over the next 18 months for a net savings of approximately $130,000.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the risk factors set forth in Part I, “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(v)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vi)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(vii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(viii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(ix)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(x)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, litigation resulting from the termination of the former Chairman and CEO, and any material adverse result from such matters;

(xi)	current market, business and economic conditions in general and in our industry in particular;

(xii)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xiii)	any difficulties and increased expense in enforcing our international licensing agreements;

(xiv)	any adverse performance by or relations with any of our licensees;

(xv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xvi)	any inability to realize cost savings as a result of recent acquisitions;

(xvii)	any inability to realize a return on an investment;

(xviii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xix)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xx)	the success of our global expansion initiatives;

(xxi)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxii)	the ability of our reproductive tissue storage services to generate new revenues;

(xxiii)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxiv)	any inability to successfully identify and consummate strategic acquisitions;

(xxv)	any inability to realize benefits from any strategic acquisitions;

(xxvi)	the costs associated with proxy contests and its impact on our business and

(xxvii)	other factors many of which are beyond our control.

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

In August 2011, there was a change in control of the board of directors. Subsequent to this change, the Company is refocusing its efforts on the Company’s umbilical cord blood and cord tissue business.

During the six months ended May 31, 2013, total revenue increased 10% as compared to the same period in 2012. The Company reported net income of approximately $350 or $0.00 per basic common share for the six months ended May 31, 2013 compared to a net loss of approximately ($4,907,000) or ($0.43) per basic common share for the same period in 2012. The net income for the six months ended May 31, 2013 principally resulted from the 10% increase in revenues and a 24% decrease in selling, general and administrative expenses. This was partially offset by a 19% increase in cost of sales. During the six months ended May 31, 2012, the cancellation of certain interests in the Illinois Revenue Sharing Agreement and the Bio-Stor Revenue Sharing Agreement resulted in extinguishment of debt in the amount of approximately $1,300,000. There was also approximately $700,000 in stock option expense that was due to the immediate vesting of options issued to the Co-CEOs. A Nomination of Solicitation Notice was received from Mr. Ki Yong Choi on May 30, 2012 nominating himself and five other persons for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting on July 10, 2012. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that have been issued to the Co-CEOs will immediately vest. Also, during the six months ended May 31, 2012, the Company reserved approximately $1.7 million of its deferred tax assets. The decision to reserve the deferred tax asset was based on the accounting standards surrounding income taxes that require a company to consider whether it is more likely than not that the deferred tax assets will be realized. The Company made certain strategic decisions in fiscal 2011 and fiscal 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements, the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value of the stockholders. The strategic decisions, as well as the costs associated with the 2011 proxy contest and the accrual of severance associated with termination of the Company’s former Chief Executive Officer, resulted in losses in the past few quarters in late fiscal 2011 and the first six months of fiscal 2012. Once a company has had cumulative losses in recent years, regardless if the loss was planned for strategic purposes, the accounting standard does not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized.

At May 31, 2013, the Company had cash and cash equivalents of $2,904,464. The Company’s cash increased by approximately $227,000 during the first six months of fiscal 2013, primarily as a result of approximately $1,100,000 provided by operations which was partially offset by approximately $668,000 used for the stock repurchase plan pursuant to which the Company repurchased 300,391 shares of the Company’s common stock during the six months ended May 31, 2013. As of May 31, 2013, the Company had no long-term indebtedness.

Results of Operations - Six Month Period Ended May 31, 2013 Compared to the Six Month Period Ended May 31, 2012

Revenues. Revenues for the six months ended May 31, 2013 were $9,458,650 as compared to $8,604,138 for the same period in 2012. The increase in revenue was primarily attributable to an 11% increase in processing and storage fees, which was partially offset by a 1% decrease in licensee income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 18%, and a 4% increase in recurring annual storage fee revenue.

Licensee Income. Licensee income for the six months ended May 31, 2013, was $651,764 as compared to $660,875 for the 2012 period. Licensee income for the six months ended May 31, 2013 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. Licensee income for the six months ended May 31, 2012 consisted of $645,875 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $15,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Nicaragua.

Cost of Sales. Cost of sales for the six months ended May 31, 2013 was $2,654,837 as compared to $2,236,803 for the same period in 2012, representing a 19% increase. Cost of sales was 28% of revenues for the six months ended May 31, 2013 and 26% for the six months ended May 31, 2012. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $104,000 and $107,000 for the six months ended May 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2013 were $5,653,246 as compared to $7,445,493 for the 2012 period representing a 24% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $956,000 or 30% in sales and marketing due to the Company’s refocus on sales initiatives and a decrease of approximately $858,000 or 84% in stock compensation expense for options. The stock option expense during the six months ended May 31, 2012 is mainly the result of the Nomination of Solicitation Notice received from Mr. Ki Yong Choi on May 30, 2012, please see Overview above.

Abandonment of Patents. During the six months ended May 31, 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $379,000, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statements of operations. The impact to future operations is immaterial and it will not impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2013 were $17,986 as compared to $22,420 for the 2012 period representing a 20% decrease. The expenses for the six months ended May 31, 2013 and 2012 are primarily comprised of expenses related to the Company’s cord tissue product.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2013 was $101,855 compared to $101,090 for the 2012 period.

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

Interest Expense. Interest expense during the six months ended May 31, 2013, was $512,749 compared to $576,416 during the comparable period in 2012. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. The decrease of 11% is a result of the extinguishment of the revenue sharing agreements.

Equity in Losses of Affiliate. Equity in losses of affiliate was $76,900 for the six months ended May 31, 2013, compared to $77,664 for the 2012 period. Equity in losses of affiliate for the six months ended May 31, 2013 and 2012, solely consists of amounts related to compensation expense for Saneron stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to the recent history of tax losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $85,118 and $82,029 for the six months ended May 31, 2013 and 2012, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of operations.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in the past few quarters in late fiscal 2011 and the first six months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved approximately $1,700,000 as of May 31, 2012 resulting in a charge to earnings during the six months ended May 31, 2012.

The Company did not record U.S. income tax expense or benefit during the six months ended May 31, 2013 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Results of Operations - Three Month Period Ended May 31, 2013 Compared to the Three Month Period Ended May 31, 2012

Revenues. Revenues for the three months ended May 31, 2013 were $4,858,563 as compared to $4,425,549 for the same period in 2012. The increase in revenue was primarily attributable to a 10% increase in processing and storage fees and a 3% increase in licensee income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an increase in specimens processed of 23%, and a 4% increase in recurring annual storage fee revenue.

Licensee Income. Licensee income for the three months ended May 31, 2013, was $328,230 as compared to $319,133 for the 2012 period. Licensee income for the three months ended May 31, 2013 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. Licensee income for the three months ended May 31, 2012 consisted of $309,133 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $10,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Nicaragua.

Cost of Sales. Cost of sales for the three months ended May 31, 2013 was $1,375,024 as compared to $1,209,900 for the same period in 2012, representing a 14% increase. Cost of sales was 28% of revenues for the three months ended May 31, 2013 and 27% for the three months ended May 31, 2012. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $53,000 and $53,000 for the three months ended May 31, 2013 and 2012, respectively. The increase in cost of sales is primarily attributable to process enhancements during the three months ended May 31, 2013 compared to the 2012 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2013 were $2,957,968 as compared to $4,284,696 for the 2012 period representing a 31% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $643,000 or 35% in sales and marketing due to Company’s refocus on sales initiatives and a decrease of approximately $688,000 in stock compensation expense for options, see Overview above.

Abandonment of Patents. During the three months ended May 31, 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $379,000, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of operations. The impact to future operations is immaterial and it will not impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2013 were $7,065 as compared to $7,841 for the 2012 period. The expenses for each period primarily relate to the implementation of the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2013 was $50,841 compared to $44,835 for the 2012 period.

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

Interest Expense. Interest expense during the three months ended May 31, 2013, was $262,211 compared to $277,251 during the comparable period in 2012. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue. The decrease of 5% is a result of the extinguishment of the revenue sharing agreements.

Equity in Losses of Affiliate. Equity in losses of affiliate was $38,450 for the three months ended May 31, 2013, compared to $38,832 for the 2012 period. Equity in losses of affiliate for the three months ended May 31, 2013 and 2012, solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to the recent history of tax losses, the economic conditions in which we operate and our forecasts and projections to make that determination.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $42,794 and $24,884 for the three months ended May 31, 2013 and 2012, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations. The increase in foreign tax expense is attributable to the increase in royalties recognized during the period ended May 31, 2013 compared to May 31, 2012.

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

The Company did not record U.S. income tax expense or benefit during the three months ended May 31, 2013 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Liquidity and Capital Resources

Through May 31, 2013, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At May 31, 2013, the Company had cash and cash equivalents of $2,904,464 as compared to $2,677,382 at November 30, 2012. The increase in cash and cash equivalents during the six months ended May 31, 2013 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2013 was $1,089,396 which was primarily attributable to the Company’s operating results. The positive operating results were principally due to a 10% increase in revenues and a 24% decrease in selling, general and administrative expenses. This was partially offset by a 19% increase in cost of sales.

Net cash used in operating activities for the six months ended May 31, 2012 was $434,346 which was primarily attributable to the Company’s net loss, partially offset by non-cash expenses and implementation of interest-free financing plans and increases in working capital components.

Net cash used in investing activities for the six months ended May 31, 2013 was $206,173, which was primarily attributable to the purchases of property and equipment.

Net cash provided by investing activities for the six months ended May 31, 2012 was $907,479, which was primarily attributable to the sale of marketable securities which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in financing activities for the six months ended May 31, 2013 was $656,141, which was primarily attributable the stock repurchase plan pursuant to which the Company has repurchased 300,391 shares of the Company’s common stock for approximately $668,000.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 25, 2011, a complaint for monetary damages was filed against the Company in the United States District Court for the Middle District of Florida. The complaint does not specify the amount claimed, other than stating that it is more than $75,000 which is the jurisdictional amount of the court in which the complaint was filed. At this time, it is not possible for the Company to estimate the possible loss or the range of possible loss, due to the current stage of the litigation, the uncertainties associated with the claim and the fact that the complaint does not specify the amount of damages sought. No amounts have been accrued as of May 31, 2013 and November 30, 2012. The Company believes it has meritorious defenses to the claims in this complaint and intends to vigorously defend itself; however, the ultimate resolution of this complaint is uncertain at this time. A trial has been scheduled for January 6, 2014.

On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton on October 25, 2011, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company will be required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. The Company has recorded an accrual of $1,630,000 and $1,450,000 associated with the claim which is reflected as an accrued expense in the accompanying balance sheets as of May 31, 2013 and November 30, 2012, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2013	763	$1.96	763	2,099,735
April 1 – 30, 2013	—	—	—	—
May 1 – 31, 2013	192,500	$2.18	192,500	1,907,235

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.32	Amendment dated, May 1, 2013 amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012.

10.33	Second Lease Amendment dated June 18, 2013 between Brooker Creek North I, LLP and the Company.
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 15, 2013