Form 10-K
period 2013-11-30
CRYO CELL INTERNATIONAL INC
filed 2014-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $19,016,283.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2014, 11,870,040 shares of $0.01 par value common stock were issued and 10,683,319 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Form 10-K, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements”. The terms “Cryo-Cell International, Inc.,” “Cryo-Cell,” “Company,” “we,” “our” and “us” refer to Cryo-Cell International, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

ITEM 1.	BUSINESS.

Introduction

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) operates in one reportable segment and is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company, in combination with its global affiliates, currently stores over 300,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

In recent years, utilizing its infrastructure, experience and resources derived from its umbilical cord blood stem cell business, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. During fiscal 2011, the Company introduced the advanced new cord tissue service, which stores a section of the umbilical cord tissue. The Company offers the cord tissue service in combination with the umbilical cord blood service. This service is growing; however, the umbilical cord blood service continues to be the Company’s main focus.

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

Stem cells are found in umbilical cord blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 30,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

The Company’s corporate headquarters are located in a nearly 18,000 square-foot state-of-the-art current Good Manufacturing Practice and Good Tissue Practice (cGMP/cGTP)-compliant facility. Food and Drug Administration (“FDA”) 21 CFR Part 1271, effective in May 2005, requires human cellular and tissue-based products to be manufactured in compliance with good tissue practices (cGTPs). The Company’s laboratory processing facility contains a Class 10,000 clean room and Class 100 environments for the processing of cord blood stem cells and other cellular tissues. In addition, the cellular products cryogenic storage area has been designed as a “bunker,” with enhanced provisions for security, building fortification for environmental element protection and back-up systems for operational redundancies. The Company believes that it was the first private bank to process cord blood in a technologically and operationally advanced cGMP/cGTP-compliant facility. The Company’s facility, which also currently houses the Company’s client services, marketing and administrative operations, is designed to accommodate a broad range of events such as client tours and open houses, as well as educational workshops for clinicians and expectant parents.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, with an established client base exceeding 300,000 worldwide,

•	our status as a cGMP- and cGTP-compliant private cord blood bank with both International Organization for Standardization (“ISO”) certification and AABB accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilizes the industry gold standard processing method,

•	a safe, secure and monitored storage environment,

•	since inception, 100% of the Company’s specimens have been viable upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kit that protects cord blood specimens thirty times longer under extreme conditions than competitor’s kits,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week client support staff to assist clients and medical caregivers,

•	a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions, and

•	a $10,000 Cryo-Cell Cares™ payment that provides families with a lump-sum payment to assist with personal living expenses in the event that their child’s Cryo-Cell processed and stored cord blood specimen is utilized for bone marrow transplant.

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

The reproductive tissue storage intends to assure clients of enhanced security and significant single-source savings for their family’s current and future biological tissue cryogenic storage needs. Reproductive tissue storage clients will be eligible to purchase any Cryo-Cell service at discounted returning client pricing, including the Company’s signature umbilical cord blood stem cell preservation service and the umbilical cord tissue service. Reproductive tissue storage is also expected to assist clients with the facilitation of future possibilities available for their cryopreserved specimens, including donation for research, anonymous or direct donation.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2013 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

The Company has a national sales force to increase its marketing activities with its clinical referral sources, including physicians, midwives and hospitals. Promotional activities also include advertisements in clinical journals and telemarketing activities. In addition, the Company exhibits at conferences, trade shows and other meetings attended by medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

To increase awareness among expectant parent audiences, the Company continues to promote its service through internet marketing and print advertising in national targeted prenatal magazines, as well as several magazines distributed during childbirth classes. Expectant parents have also received information via emails and internet marketing campaigns.

The Company’s client support team advisors are available by telephone 24 hours, 7 days a week to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. At November 30, 2013, the Company was in compliance with this requirement.

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

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 34% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2013 and 2012, respectively. Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™).

To date, Saneron has received thirteen SBIR/STTR grants, has been the industry sponsor on eleven Florida High Tech Corridor grants, one James and Esther King Biomedical Research Grant, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL® as a treatment for Alzheimer’s. During 2005 and 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL® have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently drafting Investigational New Drug (IND) applications for the use of the U-CORD-CELL® as a potential therapy for Alzheimer’s, ALS and stroke.

In March 2013, Saneron received a second Phase I STTR grant for a joint project with Henry Ford Health System on the use of the U-CORD-CELL® as a potential therapy for stroke. In June 2010, Saneron received a James and Esther King Biomedical Grant, which was matched with a Florida High Tech Corridor Industry Seed Grant, to study the potential of Cryo-Cell’s menstrual stem cell technology as a possible treatment for stroke. Finally in September 2010, Saneron received a 2 1⁄2 year Phase II STTR grant to further translate the research underway on the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s. This $2.6 million Phase II STTR grant has also been matched with three Florida High Tech Corridor Industry Seed Grants. In 2013, Saneron contributed to six peer-reviewed scientific publications.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron pursuant to which Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently, or via serving as a sponsor of, a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made the first initial quarterly payment of $37,500 in October 2013.

Revenue Sharing Agreements (“RSAs”)

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the RSA a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area covered by the RSA up to the number covered in the RSA. When the number of specimens is filled, any additional specimens stored in that area are not subject to the RSA. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

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

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona revenue sharing investors were modified and replaced by a RSA for the state of Florida for a price of $1,000,000. The RSA applies to net storage revenues originating from specimens from within the state of Florida less a deduction for billing and collection fees. The RSA entitles the investors to revenues of up to a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company is a 50% owner of this revenue sharing agreement. The RSA was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

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

New York. On February 26, 1999, the Company entered into a modified RSA with Bio-Stor International, Inc. (‘Bio-Stor’) for the state of New York. The Company credited the $900,000 Bio-Stor had previously paid toward the purchase of 90% of the Company’s 50% portion of net storage revenues generated from the specimens originating from the Company’s clients in the state of New York less a deduction for billing and collection fees for up to 33,000 shared storage spaces. This agreement supersedes all other agreements between Bio-Stor and the Company.

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

Texas. On May 31, 2001, the Company entered into an agreement with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues less a deduction for billing and collection fees for specimens originating in the State of Texas to a maximum of 33,000 storage spaces. The same former member of the Board of Directors is a 50% owner of Red Rock. The RSA was entered into prior to the time he became a member of the Board, from which he resigned during December 2004. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $1,047,850 and $807,098 for the fiscal years ended November 30, 2013 and 2012, respectively. The Company recorded an RSA accrual of $914,114 and $419,198 as of November 30, 2013 and 2012, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report or Form 10-K.

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

In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois RSA. Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $276,000 was offset by the carrying amount of the long-term liability related to the Illinois RSA in the amount of $200,000 and an accrued expense in the amount of $21,445 to reflect the extinguishment of debt in the amount of $54,555 for the twelve months ended November 30, 2012.

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

On August 19, 2011, the Company received notification from Mexico that it was terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. The amendment will result in a reduction of licensee income in future periods. In December 2013, subsequent to the completion of Company’s audited balance sheet as of November 30, 2013, Mexico paid the balance due of $563,000 in full. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of November 30, 2013 and November 30, 2012, the Company recorded a note receivable of $550,782 and $1,115,505, respectively, in the accompanying consolidated balance sheets. As of November 30, 2013 and November 30, 2012, the Company recorded deferred revenue of $551,585 and $1,104,623, respectively, in the accompanying consolidated balance sheets. Note receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received twelve installments of $50,000 during fiscal 2013 and 2012 which is reflected in the consolidated statement of operations as of November 30, 2013 and November 30, 2012 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term note receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market both the Company’s umbilical cord blood and menstrual stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan. In October 2012, the Company sent notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). As a result, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador in the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, the Company began to bill the Ecuadorian clients directly for cord blood specimens that are stored at the Company’s facility in Oldsmar, Florida. In the future, if the Company loses revenue due to lack of payment from the foreign affiliates or the foreign affiliates are closed, the Company’s overall revenue will decrease.

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,444,000 and $1,595,000 for fiscal years 2013 and 2012 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2013 and 2012. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2013			2012
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$677,647	$677,647	$—	$677,647	$677,647
Mexico	—	619,332	619,332	—	619,171	619,171
Costa Rica	—	—	—	25,000	—	25,000
Nicaragua	—	—	—	20,000	—	20,000

Total	$—	$1,296,979	$1,296,979	$45,000	$1,296,818	$1,341,818

Employees

At November 30, 2013, there are 74 full-time employees and 6 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

Not applicable.

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

On June 7, 2006, the Company entered into a lease amendment, which amended the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at the same location, beginning on August 1, 2006 and ending with the termination of the lease in 2013. The Company’s rent for the additional space was $11,032 per month through July 31, 2009, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the additional space.

In June 2013, the Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The termination fee was $150,000 and is reflected, net of rent paid for May and June 2013, in selling, general, and administrative expenses. The lease amendment will result in rent savings of approximately $280,000 over the 18 months following the termination for a net savings of approximately $130,000. The Company also extended the main lease through December 31, 2015 for the 17,600 square foot space.

Rent charged to operations was $325,073 and $270,847 for the fiscal years ended November 30, 2013 and 2012, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2014	$205,144
2015	$183,304
2016 (1)	$15,312

(1)	The Company’s lease is due to expire on December 31, 2015. Therefore, the 2016 data reflects rental payments through this date.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2014.

ITEM 3.	LEGAL PROCEEDINGS.

On February 25, 2011, a Complaint and Demand for Jury Trial was filed against the Company in the United States District Court, Middle District of Florida, Tampa Division, styled: Charles D. Nyberg; Mary J. Nyberg; and Red Rock Partners, an Arizona general partnership vs. Cryo-Cell International, Inc, Case No. 8:11-CV-399-T-30AEP. The Complaint was amended on May 25, 2011 and served on the Company on May 26, 2011. The Complaint alleged that the Company had underpaid amounts owed to plaintiffs’ Florida and Texas Revenue Sharing Agreements with the Company. The Complaint did not specify the amount claimed, other than stating that it was more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. It was not possible for the Company to estimate the loss or the range of possible loss, due to the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts were accrued as of November 30, 2012.

On November 15, 2013, the parties came to a final settlement on this action. The terms of the settlement are confidential. Upon completion of the settlement, the claims in the lawsuit will be dismissed with prejudice. In December 2013, the Company paid $525,000 in full settlement. The Company recorded an accrual of $525,000 which is reflected in accrued expenses on the accompanying consolidated financial statements as of November 30, 2013.

On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company was required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. During July 2013, Ms. Walton was paid an initial payment of $1,066,174 related to lost salary, bonuses, benefits and expenses which was paid from the Company’s restricted cash. During September and October 2013, legal fees and expenses were reimbursed to all parties. The Company has recorded an accrual of $50,000 and $1,450,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of November 30, 2013 and November 30, 2012, respectively.

On November 13, 2013, Plantiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The

Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law.

On October 11, 2013, a Complaint was filed by the Company in the Circuit Court of Hillsborough County, Florida, styled: Cryo-Cell International, Inc. v. Dilworth Paxson LLP et al, Case No. 13-CA-D09980. The Complaint alleged that Dilworth Paxson LLP and a partner for the firm were negligent and breached the duty of reasonable care owed to the Company. The Complaint alleges the defendant’s negligence led to the cancellation of the license agreement with Cryo-Cell de Mexico. The Company lost profits and income that would have been earned under the original agreement and was forced to renegotiate the terms of the agreement with terms far less lucrative to the Company. The defendants removed the case to the United States District Court for the Middle District of Florida as permitted because the parties are citizens of different states and the amount in controversy exceeds the jurisdictional minimum of $75,000. The case now bears a case number of 8:13-Civ-2639-T-33AEP.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “CCEL”. The following table shows, for the fiscal quarters indicated, the high and low closing bid quotations for the Company’s common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid

February 28, 2013	2.00	2.60
May 31, 2013	1.85	2.25
August 31, 2013	1.80	2.24
November 30, 2013	1.85	2.30

February 29, 2012	1.70	2.50
May 31, 2012	2.01	2.52
August 31, 2012	1.80	2.45
November 30, 2012	2.09	2.57

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2013, the Company had 260 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2013, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Cryo-Cell International 2000 Stock Incentive Plan	12,500	$1.21	—	(1)

Cryo-Cell International, Inc. 2006 Stock Incentive Plan	739,760	$2.33	157,427

Cryo-Cell International, Inc. 2012 Stock Incentive Plan	1,000,000	$1.72	1,500,000

Total	1,752,260	$1.97	1,657,427

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2013, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

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

In August 2011, there was a change in control of the board of directors. Upon gaining control of the Company, new management conducted a thorough review of the Company’s operations and determined that the best use of corporate resources was to refocus on the Company’s umbilical cord blood and cord tissue business while continuing to evaluate the menstrual stem cell technology. The Company recently decided to cease offering a commercial menstrual stem cell service for the time being due to a lack of market acceptance.

During the year ended November 30, 2013, the Company’s total revenue increased 6% as compared to the same period in 2012. The Company reported net income of approximately $27,000, or $0.00 per basic common share for fiscal 2013 compared to a net loss of approximately ($6,308,000) or ($.56) per basic common share for fiscal 2012. The net income for the year-ended November 30, 2013 principally resulted from a 6% increase in revenues and a 21% decrease in selling, general and administrative expenses. This was partially offset by a 9% increase in cost of sales and a 54% increase in interest expense. During the twelve months ended November 30, 2012 the cancellation of certain interests in the Illinois Revenue Sharing Agreement, the Bio-Stor Revenue Sharing Agreement and the interest in the Revenue Sharing Agreement for the State of New York resulted in extinguishment of debt in the amount of approximately $1,600,000. Additionally during fiscal 2012, there was also approximately $700,000 in stock option expense that was due to the immediate vesting of options issued to the Co-CEOs. A Nomination of Solicitation Notice was received from Mr. Ki Yong Choi on May 30, 2012 nominating himself and five other persons for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting on July 10, 2012. Pursuant to the Co-CEOs’ employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that have been issued to the Co-CEOs will immediately vest. Also, during the fiscal 2012, the Company reserved approximately $1.7 million of its deferred income tax assets. The decision to reserve the deferred income tax assets was based on the accounting standards surrounding income taxes that require a company to consider whether it is more likely than not that the deferred tax assets will be realized. The Company made certain strategic decisions in fiscal 2011 and fiscal 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements, the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. The strategic decisions, as well as the costs associated with the 2011 proxy contest and the accrual of severance associated with termination of the Company’s former

Chief Executive Officer, resulted in losses in fiscal 2011 and fiscal 2012. Once a company has had cumulative losses in recent years, regardless if the loss was planned for strategic purposes, the accounting standard does not allow the company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred income tax assets will be realized.

As of November 30, 2013, the Company had cash and cash equivalents of $3,925,156. The Company’s cash increased by approximately $1,200,000 during fiscal 2013, primarily as a result of approximately $822,000 provided by operations. As of November 30, 2013, the Company had no long-term indebtedness.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include strategic mergers or acquisitions, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction. However, no such transactions or actions are contemplated at this time.

Results of Operations

Revenue. For the fiscal year ended November 30, 2013, the Company had revenue of $18,994,614 compared to $17,969,855 for the fiscal year ended November 30, 2012. The increase in revenue was primarily attributable to a 6% increase in processing and storage fees.

Processing and Storage Fees. For the fiscal year ended November 30, 2013, processing and storage fees were $17,697,635 compared to $16,628,037 for the fiscal year ended November 30, 2012. The increase in processing and storage fee revenue is primarily attributable to a 4% increase in recurring annual storage fee revenue. The Company had a 10% decrease in the number of new cord blood specimens processed year-over-year, however, the average selling price per newly enrolled client was higher resulting in higher net revenues per specimen. The decrease in new cord blood specimens is primarily attributable to the decrease in the number of new specimens from the Company’s international affiliates mainly Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). Also, the decrease in the number of new specimens is offset by the increase in the Company’s new cord tissue service.

Licensee Income. For the fiscal year ended November 30, 2013, licensee income was $1,296,979 as compared to $1,341,818 for fiscal 2012. Licensee income for the fiscal year ended November 30, 2013 consisted of $1,296,979 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. Licensee income for the fiscal year ended November 30, 2012 primarily consisted of $1,296,818 in royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The remaining licensee income of $45,000 related to installment payments of non-refundable up-front license fees from the licensees of the Company’s umbilical cord blood program in Costa Rica and Nicaragua.

Cost of Sales. For the fiscal year ended November 30, 2013, cost of sales was $5,322,271, as compared to $4,888,414 for the fiscal year ended November 30, 2012, representing a 9% increase. Cost of sales was 28% and 27% of revenues in fiscal 2013 and 2012, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $206,368 for the year ended November 30, 2013 compared to $210,052 for the 2012 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2013 were $11,366,417 as compared to $14,426,244 for the fiscal year ended November 30, 2012 representing a 21% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $1,466,000 or 24% in sales and marketing expenses and a decrease of approximately $1,100,000 or 79% in stock compensation expense for options. The stock option expense during the year ended November 30, 2012 was mainly the result of the Nomination of Solicitation Notice received from Mr. Ki Yong Choi on May 30, 2012, as set forth above. These expenses were partially offset by approximately $150,000, less May and June 2013 rent payments, due to a lease amendment during fiscal 2013. The Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The lease amendment will result in rent savings of approximately $280,000 over the next 18 months for a net savings of approximately $130,000. As a result of the Company’s affiliate in Ecuador being closed during the third quarter of fiscal 2013, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador as of November 30, 2013.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2013, were $36,168 as compared to $109,640 in 2012. The expenses for the years ended November 30, 2013 and 2012 are primarily comprised of expenses related to the Company’s cord tissue service.

Abandonment of Patents. During fiscal 2013 and 2012, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $379,000 and $53,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the years ended November 30, 2013 and November 30, 2012. We believe that the impact to future operations is immaterial and it will not impact the Company’s core operations.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the year ended November 30, 2013 was $188,133 compared to $204,149 for the 2012 period.

Extinguishment of Revenue Sharing Agreements. During the twelve months ended November 30, 2012, the Company entered into Asset Purchase Agreements with certain investors canceling their respective Revenue Sharing Agreements (“RSA”). Pursuant to the terms of the Asset Purchase Agreements, the Company made one-time, lump-sum payments in the amount of $3,248,000 to the investors and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The total payment amount of $3,248,000 was offset by the carrying amount of the liability related to the RSAs in the amount of $1,450,000 and an accrued expense in the amount of $202,394 to reflect the extinguishment of revenue sharing agreements in the amount of $1,595,606 for the twelve months ended November 30, 2012.

Interest Expense. Interest expense during the fiscal year ended November 30, 2013, was $1,400,572 compared to $1,022,429 in 2012. The increase in interest expense from 2013 to 2012 is primarily the result of the settlement of the RSA litigation. Interest expense is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $154,051 for the fiscal year ended November 30, 2013 compared to $154,564 in 2012. Equity in losses of affiliate for the years ended November 30, 2013 and 2012 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $170,000 and $169,000 for the years ended November 30, 2013 and 2012, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, resulted in losses in fiscal 2011 and the first nine months of fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved approximately $1,700,000 during the second quarter of fiscal 2012 resulting in a charge to earnings during fiscal 2012.

There was no U.S. income tax expense for fiscal year ended November 30, 2013 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

The effective tax rate of 85.8% and 41.1% for the fiscal years ended November 30, 2013 and 2012, respectively, differs from the statutory rate, due primarily to the establishment of a full valuation allowance of approximately $1,719,000 during 2012 and the effect of foreign income taxes related to licensee income in 2013 and 2012.

Liquidity and Capital Resources

Through November 30, 2013, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers, the sale of license agreements and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2013, the Company had cash and cash equivalents of $3,925,156 as compared to $2,677,382 at November 30, 2012. The increase in cash and cash equivalents during fiscal 2013 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2013 was $821,980, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash provided by operating activities in fiscal 2012 was $360,901, which was primarily attributable to the Company’s operating activities, partially offset by increases in working capital components.

Net cash provided by investing activities in fiscal 2013 was $1,149,462 which was primarily attributable to the decrease of restricted cash held in escrow which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash provided by investing activities in fiscal 2012 was $962,356 which was primarily attributable to the sale of marketable securities which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in financing activities in fiscal 2013 was $723,668, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 334,441 shares of the Company’s common stock for approximately $739,000.

Net cash used in financing activities in fiscal 2012 was $4,950,970, which was primarily attributable to the payment of $3,248,000 for the cancellation of certain interests in certain RSAs and the stock repurchase plan pursuant to which the Company has repurchased 792,374 shares of the Company’s common stock for approximately $1,703,000.

The Company does not have a line of credit.

The Company anticipates making discretionary capital expenditures of approximately $500,000 over the next twelve months for software enhancements and purchases of property and equipment. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,852,000 and $10,947,000 as of November 30, 2013 and November 30, 2012, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company did not record U.S. income tax expense during the twelve months ended November 30, 2013 as the Company utilized net operating losses which resulted in a decrease to the net operating loss deferred tax asset, which was offset by an decrease to the valuation allowance.

There was approximately $1,700,000 of U.S. income tax expense recorded for the twelve months ended November 30, 2012 as a result of the Company’s decision in the second quarter of 2012 to record a valuation allowance associated with certain of the Company’s deferred tax assets during the second quarter of 2012, management determined that it was more likely than not that the deferred tax assets will not be realized.

The Company made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual RSAs, the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate revenue growth. These strategic decisions, including the decision to terminate the former CEO’s employment, have increased the Company’s expenses which resulted in losses in the past few quarters in late fiscal 2011 and fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of these recent cumulative losses, the Company reserved approximately $1,700,000 as of November 30, 2012 resulting in a charge to earnings during the twelve months ended November 30, 2012.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $170,000 and $169,000 for the years ended November 30, 2013 and 2012, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2013 and November 30, 2012, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Due to tests performed during the second quarter of fiscal 2013, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $379,000, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of operations for the twelve months ended November 30, 2013. We expect that the impact to future operations will be insignificant and will not impact the Company’s core operations.

Leases

In June 2013, the Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The termination fee was $150,000 and is reflected, net of rent paid for May and June 2013, in selling, general and administrative expenses. The lease amendment will result in rent savings of approximately $280,000 over the next several months for a net savings of approximately $130,000.

Stock Compensation

As of November 30, 2013, the Company has three stock-based employee compensation plans, which are described in Note 7 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $272,000 and $1,325,000 for the years ended November 30, 2013 and November 30, 2012, respectively, of stock compensation expense. On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs’ employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all options that have been issued to the Co-CEOs will immediately vest. Included in the 2012 stock compensation expense is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEOs as a result of the Nomination Solicitation Notice.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The Company has twelve active licensing agreements. The following areas each have one license agreement: El Salvador, Guatemala, Panama, Honduras, China, and Pakistan. The following areas each have two license agreements: India, Nicaragua and Costa Rica. In October 2012, the Company sent a notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement with Venezuela. In December 2012, the Company sent notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). As a result, the Company recorded an allowance for uncollectible receivables for the $150,000 of processing and storage fee receivable due from Ecuador in the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, the Company began to bill the Ecuadorian clients directly for cord blood specimens that are stored at the Company’s facility in Oldsmar, Florida. In the future, if the Company loses revenue due to the lack of payment from the foreign affiliates or the foreign affiliates are closed, the Company’s overall revenue will decrease.

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela, who are Chile, Colombia and Peru. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

Accounts Receivable

Accounts receivable consist of the amounts due from clients that have enrolled and have processed in the umbilical cord blood processing and storage program and amounts due from licensee affiliates and do not require collateral. Accounts receivable due from clients and license affiliates that store specimens at the Company’s facility in Oldsmar, Florida are due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the customer’s and licensees’ current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Investment in Saneron

The Company owns 34% as of November 30, 2013 and November 30, 2012, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2013 and November 30, 2012. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During fiscal 2013 and 2012, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $379,000 and $53,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2013 and November 30, 2012.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU 2013-11 when required in the first quarter of 2014. The Company does not believe the impact of ASU 2013-11 will have a material effect on the Company’s consolidated financial statements or on its financial condition.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations are effective for taxable years beginning on or after January 1, 2014. The Company does not expect these new regulations to have a material impact on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of November 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 28, 2014

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2013	November 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$3,925,156	$2,677,382
Restricted cash	968,130	2,576,844
Accounts receivable (net of allowance for doubtful accounts of $1,994,575 and $1,367,465, respectively)	3,336,460	2,836,789
Note receivable	550,782	564,808
Prepaid expenses and other current assets	644,969	659,179

Total current assets	9,425,497	9,315,002

Property and Equipment-net	1,207,279	1,281,075

Other Assets
Marketable securities and other investments	37,910	13,660
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Long-term note receivable, net of current portion	—	550,697
Deposits and other assets, net	146,116	486,225

Total other assets	868,026	1,734,582

Total assets	$11,500,802	$12,330,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,194,825	$1,209,973
Accrued expenses	1,800,811	2,917,758
Current portion of deferred revenue	6,814,797	6,536,160

Total current liabilities	9,810,433	10,663,891

Other Liabilities
Deferred revenue, net of current portion	8,658,354	8,364,533
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	10,958,354	10,664,533

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,870,040 issued and 10,743,225 outstanding as of November 30, 2013 and 11,860,040 issued and 11,067,666 outstanding as of November 30, 2012)	118,700	118,600
Additional paid-in capital	27,265,340	26,824,478
Treasury stock, at cost	(2,926,123)	(2,187,505)
Accumulated deficit	(33,725,902)	(33,753,338)

Total stockholders’ deficit	(9,267,985)	(8,997,765)

Total liabilities and stockholders’ deficit	$11,500,802	$12,330,659

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	November 30, 2013	November 30, 2012

Revenue:
Processing and storage fees	$17,697,635	$16,628,037
Licensee income	1,296,979	1,341,818

Total revenue	18,994,614	17,969,855

Costs and Expenses:
Cost of sales	5,322,271	4,888,414
Selling, general and administrative expenses	11,366,417	14,426,244
Abandonment of patents	378,837	52,536
Research, development and related engineering	36,168	109,640
Depreciation and amortization	188,133	204,149

Total costs and expenses	17,291,826	19,680,983

Operating Income (Loss)	1,702,788	(1,711,128)

Other Income (Expense):
Other income	48,851	63,490
Extinguishment of revenue sharing agreements	—	(1,595,606)
Interest expense	(1,400,572)	(1,022,429)

Total other expense	(1,351,721)	(2,554,545)

Income (Loss) before equity in losses of affiliate and income tax expense	351,067	(4,265,673)

Equity in losses of affiliate	(154,051)	(154,564)

Income (Loss) before income tax expense	197,016	(4,420,237)
Income tax expense	(169,580)	(1,888,233)

Net Income (Loss)	$27,436	$(6,308,470)

Net income (loss) per common share - basic	$0.00	$(0.56)

Weighted average common shares outstanding - basic	10,864,552	11,308,872

Net income (loss) per common share - diluted	$0.00	$(0.56)

Weighted average common shares outstanding - diluted	10,972,484	11,308,872

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2013	November 30, 2012

Cash flows from operating activities:
Net income (loss)	$27,436	$(6,308,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	394,502	466,736
Abandonment of patents	378,837	52,536
Loss on sale of property and equipment	44,428	—
Compensatory element of stock options	271,961	1,325,196
Provision for doubtful accounts	816,464	746,007
Equity in losses of affiliate	154,051	154,564
Loss on extinguishment of revenue sharing agreements	—	1,595,606
Deferred income tax expense	—	1,718,919
Changes in assets and liabilities:
Accounts receivable	(1,316,135)	(1,063,337)
Notes receivable	564,723	540,971
Prepaid expenses and other current assets	14,210	118,105
Deposits and other assets, net	31,140	(32,535)
Accounts payable	(15,148)	199,036
Accrued expenses	(1,116,947)	801,891
Deferred consulting obligation	—	(72,183)
Deferred revenue	572,458	117,859

Net cash provided by operating activities	821,980	360,901

Cash flows from investing activities:
Release of restricted cash held in escrow	1,608,714	123,156
Purchases of property and equipment	(349,784)	(133,538)
Purchases of marketable securities and other investments	(24,250)	(13,660)
Proceeds from sale of marketable securities and other investments	—	1,008,404
Investments in patents	(47,525)	(22,006)
Loan to Saneron	(37,693)	—

Net cash provided by investing activities	1,149,462	962,356

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	—	(3,248,000)
Treasury stock purchases	(738,618)	(1,702,970)
Proceeds from the exercise of stock options	14,950	—

Net cash used in financing activities	(723,668)	(4,950,970)

Increase (decrease) in cash and cash equivalents	1,247,774	(3,627,713)

Cash and cash equivalents - beginning of period	2,677,382	6,305,095

Cash and cash equivalents - end of period	$3,925,156	$2,677,382

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at November 30, 2011	11,853,227	$118,532	$25,350,483	$(484,535)	$(27,444,868)	$(2,460,388)
Shares issued upon exercise of stock options	6,813	68	(5,765)			(5,697)
Compensatory element of stock options			1,479,760			1,479,760
Treasury Stock				(1,702,970)		(1,702,970)
Net loss					(6,308,470)	(6,308,470)

Balance at November 30, 2012	11,860,040	$118,600	$26,824,478	$(2,187,505)	$(33,753,338)	$(8,997,765)

Shares issued upon exercise of stock options	10,000	100	14,850			14,950
Compensatory element of stock options			426,012			426,012
Treasury Stock				(738,618)		(738,618)
Net income					27,436	27,436

Balance at November 30, 2013	11,870,040	$118,700	$27,265,340	$(2,926,123)	$(33,725,902)	$(9,267,985)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013 and 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company operates in one reportable segment and is principally engaged in cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. Revenues recognized represent sales of the umbilical cord blood stem cells program to customers, and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (“CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or “Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2013 and 2012, the Company had an interest of approximately 34% in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2013 and 2012 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2013 and 2012 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

As of November 30, 2013 and November 30, 2012, the Company has amounts due from certain foreign license affiliates that account for approximately 42% and 55%, respectively, of accounts receivable on the consolidated balance sheets.

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

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods can range from one to twenty-one years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee and the 21-year storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

Revenue Sharing Agreements

The Company entered into Revenue Sharing Agreements (“RSAs”) prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future revenue derived from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company has reflected these up-front payments as long-term liabilities on the accompanying consolidated balance sheets. The Company does not intend to enter into additional RSAs.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license fee paid, or payable, to the Company, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed by the Company based on the terms of the agreement. The Company has twelve active licensing agreements. The following areas each have one license agreement: El Salvador, Guatemala, Panama, Honduras, China and Pakistan. The following areas each have two license agreements: India, Nicaragua and Costa Rica.

In addition to the license fee, the Company earns processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. These fees are included in processing and storage fees revenue on the consolidated statements of operations. As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity date of three months or less at the time of purchase.

Restricted Cash

The Company’s bank provided a Letter of Credit in favor of a company that provides third-party financing to the Company’s clients. As a requirement to issue the Letter of Credit, the Company’s bank required that $200,000 of cash be designated restricted, accordingly, the Company has a certificate of deposit with a principal balance of $200,000.

On August 25, 2011, the Company transferred $2,500,000 to a Grantor Trust (See Note 16) for payments under certain executive employment agreements. The Trust is irrevocable and the Company has no power to direct the Trustee (Wells Fargo National Association) to return the funds to the Company. The funds will be returned to the Company when the Trustee is satisfied that the obligations have been satisfied per any agreed upon terms. If the Company becomes insolvent, the Trustee will cease payments of benefits to the Participants and the cash will revert to the Company. Upon written approval of all Participants, the Company may terminate the Trust. The Trustee may reduce the Grantor Trust for legal fees that the Trustee incurs. As of November 30, 2013, the remaining trust monies are being held as cash.

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs and amounts due from license affiliates, and sublicensee territories. Accounts receivable are due within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Leasehold improvements are amortized over the shorter of the respective life of the lease or the estimated useful lives of the improvements. Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts and the resulting profit or loss is reflected in earnings. Expenditures for maintenance, repairs and minor betterments are expensed as incurred.

The Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software. Capitalized internal-use software costs, which are included in property and equipment, are depreciated over the estimated useful lives of the software.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows. There was no impairment as of November 30, 2013 and November 30, 2012, respectively.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During 2013 and 2012, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $379,000 and $53,000, respectively for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2013 and November 30, 2012.

Amortization expense was approximately $394,000 and $74,000 in 2013 and 2012, respectively. Accumulated amortization was approximately $7,000 and $87,000 in fiscal 2013 and 2012, respectively. The difference in amortization expense and accumulated amortization is due to the abandonment of patents during fiscal 2013 and 2012. Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized net patent costs are included in deposits and other assets in the accompanying consolidated balance sheets. Patent costs are as follows:

	2013	2012
Patents	$63,757	$490,545
Less: Accumulated amortization	(7,123)	(87,249)

Net Patents	$56,634	$403,296

The future amortization expenses are as follows:

Fiscal Year Ending November 30,	Amortization
2014	$3,390
2015	$3,390
2016	$3,390
2017	$3,390
2018	$3,390
Thereafter	$39,684

Investment in Saneron

Saneron is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2013 and November 30, 2012.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company records a valuation allowance when it is “more likely than not” that all of the future income tax benefits will not be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2013 and 2012, the Company had no uncertain tax provisions and therefore no provisions for interest or penalties related to uncertain tax positions.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the umbilical cord blood and menstrual stem cell specimens.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expense for the fiscal years ended November 30, 2013 and 2012 was approximately $615,000 and $692,000, respectively.

Rent Expense

Rent is expensed on a straight-line basis over the term of the lease and is included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature. The Company believes that the fair value of its revenue sharing agreements’ liability recorded on the balance sheets is between the recorded book value and up to the Company’s recent settlement experience as discussed in Note 12, due to the various terms and conditions associated with each Revenue Sharing Agreement.

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2013 and 2012, respectively, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at November 30, 2013	Fair Value Measurements at November 30, 2013 Using
		Level 1	Level 2	Level 3
Assets:
Trading securities	$37,910	$37,910	—	—

	Fair Value at November 30, 2012	Fair Value Measurements at November 30, 2012 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$13,660	$13,660	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Marketable securities consisting of trading securities were $37,910 and $13,660 at November 30, 2013 and 2012. Fair value for these investments are based on quoted prices in active markets. There was $12,800 in unrealized holding gain and $7,100 in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2013 and November 30, 2012.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2013 and November 30, 2012 the Company recorded reserves under these programs in the amounts of approximately $16,000 and $14,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Income (Loss) per Common Share

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income (loss) per share is as follows:

	November 30, 2013	November 30, 2012
Numerator:
Net Income (Loss)	$27,436	($6,308,470)
Denominator:
Weighted-average shares outstanding-basic	10,864,552	11,308,872
Dilutive common shares issuable upon exercise of stock options	107,932	—

Weighted-average shares-diluted	10,972,484	11,308,872

Income (Loss) per share:
Basic	$0.00	($0.56)

Diluted	$0.00	($0.56)

For the year ended November 30, 2013, the Company excluded the effect of 496,001 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the year ended November 30, 2012, the Company excluded the effect of all outstanding stock options from the computation of diluted loss per share, as the effect of potentially dilutive shares would be anti-dilutive. The number of outstanding options was 1,752,260 and 1,823,098 as of November 30, 2013 and November 30, 2012, respectively.

Stock Compensation

As of November 30, 2013, the Company has three stock-based employee compensation plans, which are described in Note 7. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $272,000 and $1,325,000 for the years ended November 30, 2013 and November 30, 2012, respectively, of stock compensation expense. On May 30, 2012, the Company received a Nomination Solicitation Notice nominating six individuals for election as directors to compete with the Company’s existing board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs employment agreements, if the Company receives a Nomination Solicitation Notice, as defined in the Company’s Bylaws, all options that have been issued to the Co-CEOs will immediately vest. Included in the 2012 stock compensation expense is approximately $700,000 that is due to the immediate vesting of the options issued to the Co-CEOs. Also, included in the 2012 stock option expense is approximately $171,000 due to the Company’s election to accelerate certain advisory board options.

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

Reclassification

During 2013, the Company reclassified a portion of the 2012 accounts receivable related to the current portion of the note receivable due from Mexico of approximately $564,808 to note receivable. This reclassification did not have an impact on total liabilities, stockholders’ deficit, net income (loss) or net income (loss) per common share.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU 2013-11 when required in the first quarter of 2014. The Company does not believe the impact of ASU 2013-11 will have a material effect on the Company’s consolidated financial statements or on its financial condition.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations are effective for taxable years beginning on or after January 1, 2014. The Company does not expect these new regulations to have a material impact on the financial statements.

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2013 and 2012:

December 1, 2011	$942,533
Bad Debt Expense	746,007
Write-offs	(434,401)
Recoveries	113,326

November 30, 2012	1,367,465

Bad Debt Expense	816,464
Write-offs	(267,620)
Recoveries	78,266

November 30, 2013	$1,994,575

NOTE 3 - INVESTMENTS IN AFFILIATES.

During 2006, the Company ceased recording equity in losses of Saneron once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of November 30, 2013 and 2012, the net Saneron investment, which consists solely of goodwill, is reflected on the consolidated balance sheets at $684,000. During 2013 and 2012, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and goodwill was not impaired during 2013 or 2012.

For the fiscal year ended November 30, 2013 and 2012, the Company recorded equity in losses of Saneron operations of approximately $154,000 and $155,000, respectively. Equity in losses of affiliate for the years ended November 30, 2013 and 2012 consists of compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliate related to stock compensation expense, which increases additional paid-in capital and does not affect the investment balance.

As of November 30, 2013 and 2012, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000, within stockholders’ equity as treasury stock.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made the first initial quarterly payment of $37,500 in October 2013.

NOTE 4 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2013	2012
Furniture and equipment	$4,819,927	$4,621,543
Leasehold improvements	1,156,110	1,156,110
Computer software – internal use	799,041	799,041

	6,775,078	6,576,694

Less: Accumulated Depreciation	(5,567,799)	(5,295,619)

Total Property and Equipment	$1,207,279	$1,281,075

Depreciation expense was approximately $379,000 in fiscal 2013 and approximately $393,000 in fiscal 2012 of which approximately $206,000 and $210,000 is included in cost of sales, respectively, in the accompanying consolidated statements of operations.

NOTE 5 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2013	2012

Professional fees	$58,764	$145,724
Payroll and payroll taxes (1)	462,541	1,351,077
Interest expense	914,114	419,198
General expenses	365,392	1,001,759

	$1,800,811	$2,917,758

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2013 and November 30, 2012. Also, included as of November 30, 2012 is approximately $950,000 in severance related to lost salary, bonuses and benefits for Mercedes Walton. See Note 16.

NOTE 6—INCOME TAXES.

The Company recorded the following income tax provision for the years ended November 30, 2013 and 2012.

	2013	2012
Current:
Federal	$—	$—
State	—	—
Foreign	169,000	169,000

Subtotal	169,000	169,000

Deferred:
Federal	—	1,561,700
State	—	157,300
Foreign	—	—

Subtotal	—	1,719,000

Income Tax Provision	$169,000	$1,888,000

As of November 2013 and 2012 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2013
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$216,000	$3,574,000	$3,790,000
NOLs, credits, and other carryforward items	—	3,055,000	3,055,000
Tax over book basis in unconsolidated affiliate	—	1,285,000	1,285,000
Accrued payroll	45,000	—	45,000
Reserves and other accruals	1,099,000	—	1,099,000
Stock compensation	—	392,000	392,000
Depreciation and Amortization	—	96,000	96,000
RSA Buy-out	—	1,090,000	1,090,000

Total Assets	1,360,000	9,492,000	10,852,000
Less: Valuation Allowance	(1,360,000)	(9,492,000)	(10,852,000)

Net Deferred Tax Asset (Liability)	$—	$—	—

	2012
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$214,000	$3,366,000	$3,580,000
NOLs, credits, and other carryforward items	—	3,284,000	3,284,000
Tax over book basis in unconsolidated affiliate	—	1,227,000	1,227,000
Accrued payroll	41,000	—	41,000
Reserves and other accruals	1,232,000	—	1,232,000
Stock compensation	—	383,000	383,000
Depreciation and Amortization	—	37,000	37,000
RSA Buy-out	—	1,163,000	1,163,000

Total Assets	1,487,000	9,460,000	10,947,000
Less: Valuation Allowance	(1,487,000)	(9,460,000)	(10,947,000)

Net Deferred Tax Asset (Liability)	$—	$—	—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2013 and November 30, 2012, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($95,000) and $3,191,000 during the years ended November 30, 2013 and 2012, respectively. The 2013 increase was primarily a result of increased deferred assets related to foreign tax credits and bad debts. The 2012 increase was a result of a full valuation allowance being applied against the deferred tax assets as management has concluded it is more likely than not that the deferred tax assets will not be realized.

The Company has unused net operating losses available for carryforward as of November 30, 2013 of approximately $4,587,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2022 through 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. Management has completed an internal analysis of potential ownership changes and has concluded that no ownership changes have occurred through November 30, 2013 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2013
	2013	%	2012	%
Tax at Federal Statutory Rate	67,000	34.0	(1,560,000)	(34.0)
State Income Tax Effect	7,000	3.6	(167,000)	(3.6)
Decrease in valuation allowance	(115,000)	(58.4)	3,191,000	69.5
Permanent Disallowances	210,000	106.6	424,000	9.2
Foreign tax credits	(170,000)	(86.3)	(169,000)	(3.7)
Foreign tax withholding	170,000	86.3	169,000	3.7

Total income taxes	$169,000	85.8	$1,888,000	41.1

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2013:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2009 - 2012	N/A
United States – Various States	2008 - 2012	N/A

The Company has made certain strategic decisions during 2011 and 2012 concerning the negotiated termination of some of the perpetual Revenue Sharing Agreements (“RSA’s”), the impairment of internal use software that is being replaced with a technology platform that is better suited for the Company’s business needs and the implementation of a national sales force in order to generate growth and future value for the Company’s stockholders. These strategic decisions, including the decision to terminate the former CEO’s employment, have increased the Company’s expenses which have resulted in losses in the past few quarters in late fiscal 2011 and in fiscal 2012. The accounting standards surrounding income taxes require a company to consider whether it is more likely than not that the deferred income tax assets will be realized. Once a company has had cumulative losses in recent years, regardless of the nature of the loss, the accounting standards do not allow the Company to put significant reliance on future taxable income projections to overcome the more likely than not threshold that the deferred tax assets will be realized. As a result of the cumulative losses, the Company reserved approximately $1,700,000 as of November 30, 2012 resulting in a charge to earnings during the year ended November 30, 2012.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $170,000 and $169,000 for the years ended November 30, 2013 and 2012, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

NOTE 7 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2013, the Company issued 10,000 common shares to option holders who exercised options for $14,950. During the year ended November 30, 2012, there were 33,562 options exercised using the net exercise method included as part of the original terms of each award. Under the net exercise method, the option holders surrendered 26,749 options to cover the total cost of exercising the stock options resulting in 6,813 net common shares being issued. The result of a smaller number of shares being issued to the option holder caused less dilution and fewer shares used from the option plan.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of November 30, 2013 and November 30, 2012, there were 12,500 and 60,589 options outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2013 and November 30, 2012, there were 739,760 and 762,509 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2013, there were 157,427 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of November 30, 2013, there were 400,000 options issued, 400,000 performance-based and 200,000 market-based options to purchase shares granted under the 2012 plan and 1,500,000 shares available for future issuance.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2013 and November 30, 2012 are as follows:

	2013	2012
Weighted average values:
Expected dividends	0%	0%
Expected volatility	111%	113%
Risk free interest rate	1.15%	.87%
Expected life	5.0 years	5.5 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2013, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	1,183,098	$2.15	7.12	$580,730

Granted	36,000	2.00		—
Exercised	(10,000)	1.50		5,575
Expired/forfeited	(96,838)	2.63		7,650

Outstanding at November 30, 2013	1,112,260	$2.11	6.40	$88,614

Exercisable at November 30, 2013	1,003,108	$2.09	6.51	$88,531

The weighted average grant date fair value of options granted during the years ended November 30, 2013 and November 30, 2012 was $1.58 and $1.57, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2013 or November 30, 2012, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2013 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	7,500	1.40	$.78	7,500	$.78
$1.01 to $ 2.00	531,759	6.94	$1.70	513,424	$1.70
$2.01 to $ 3.00	573,001	5.97	$2.50	482,184	$2.54

	1,112,260	6.40	$2.11	1,003,108	$2.09

A summary of the status of the Company’s non-vested shares as of November 30, 2013, and changes during the fiscal year then ended, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2012	251,403	$1.77

Granted	36,000	1.58
Vested	(145,756)	1.68
Forfeited	(32,495)	1.89

Non-vested at November 30, 2013	109,152	$1.79

As of November 30, 2013, there was approximately $92,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .88 years as of November 30, 2013. The total fair value of options vested during the fiscal year ended November 30, 2013 was approximately $245,000. In October 2012, the Company elected to accelerate certain advisory board options which resulted in the Company recording stock option compensation of approximately $171,000 for the fiscal year 2012.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the fiscal year ended November 30, 2013.

Variables used to determine the fair value of options with performance-based and market-based vesting conditions granted during the fiscal year ended November 30, 2012 are as follows:

Weighted average values:
Expected dividends	0%
Expected volatility	107.03%
Risk free interest rate	1.00%
Expected life	6.4 years

Stock option activity for options with performance-based and market-based vesting conditions for the fiscal year ended November 30, 2013, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	640,000	$1.74	8.83	$511,600

Granted	—	—
Exercised	—	—
Expired/forfeited	—	—

Outstanding at November 30, 2013	640,000	$1.74	7.83	$70,000

Exercisable at November 30, 2013	—	—	—	—

The weighted average grant date fair value of performance and market-based vesting conditions options granted during the fiscal year ended November 30, 2012 was $1.28.

During the fiscal year ended November 30, 2012, the Company granted 213,334 options that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. As of November 30, 2013 there was approximately $81,940 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

The remaining 426,666 options granted to executives during the fiscal year ended November 30, 2012 require certain performance targets to be met before vesting can occur. Management has deemed these performance targets to be improbable as of November 30, 2013 and thus no compensation cost has been recognized through this date. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. As of November 30, 2013 there was approximately $616,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized.

NOTE 8 - LICENSE AGREEMENTS

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

On August 19, 2011, the Company received notification from Cryo-Cell de Mexico (“Mexico”) that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. Mexico also has the option to pay off the amount early with no penalties. The amendment is expected to result in a reduction of licensee income in future periods. In December 2013, subsequent to the Company’s balance sheet date, Mexico paid the balance due of $563,000 in full. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of November 30, 2013 and November 30, 2012, the Company recorded a note receivable of $550,782 and $1,115,505, respectively, and deferred revenue of $551,585 and $1,104,623, respectively, in the accompanying consolidated balance sheets. Note receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received twelve installments of $50,000 during 2013 and 2012 which is reflected in the consolidated statement of operations as of November 30, 2013 and November 30, 2012 as licensee and interest income. The installment amounts that are to be received and recognized within the next twelve months have been classified as short-term note receivable in the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market both the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan. In October 2012, the Company sent a notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent a notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). As a result, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador in the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, the Company began to bill the Ecuadorian clients directly for cord blood specimens that are stored at the Company’s facility in Oldsmar, Florida.

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,444,000 and $1,595,000 for fiscal years 2013 and 2012 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2013 and 2012. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2013			2012
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total

India	—	677,647	677,647	—	677,647	677,647
Mexico	—	619,332	619,332	—	619,171	619,171
Costa Rica	—	—	—	25,000	—	25,000
Nicaragua	—	—	—	20,000	—	20,000

Total	$—	$1,296,979	$1,296,979	$45,000	$1,296,818	$1,341,818

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements which include severance arrangements, are for periods ranging from one to two years and contain certain provisions for severance payments in the event of termination or change of control.

NOTE 10 - LEASES

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

On June 7, 2006, the Company entered into a lease amendment, which amended the Company’s lease for its principal offices in Oldsmar, Florida. The original lease covered approximately 17,600 square feet of space. Under the amendment, the Company leased an additional 9,600 square feet of space at the same location, beginning on August 1, 2006 and ending with the termination of the lease in 2013. The Company’s rent for the additional space was $11,032 per month through July 31, 2009, with annual increases thereafter through the entire lease term to a maximum of $13,176 per month for the additional space.

In June 2013, the Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The termination fee was $150,000 and is reflected, net of rent paid for May and June 2013, in selling, general, and administrative expenses. The lease amendment will result in rent savings of approximately $280,000 over the 18 months following the termination for a net savings of approximately $130,000. The Company also extended the main lease through December 31, 2015 for the 17,600 square foot space.

Rent charged to operations was $325,073 and $270,847 for the fiscal years ended November 30, 2013 and 2012, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2014	$205,144
2015	$183,304
2016 (1)	$15,312

(1)	The Company’s lease is due to expire on December 31, 2015. Therefore, the 2016 data reflects rental payments through this date.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2014.

NOTE 11 - RETIREMENT PLAN

In January 1997, the Company adopted a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2013 and November 30, 2012, the Company made matching contributions of approximately $112,000 and $68,000, respectively, to the 401(k) Plan.

NOTE 12 - REVENUE SHARING AGREEMENTS (“RSAs”)

Florida. On February 9, 1999, the previous agreements with the Company’s Arizona Revenue Sharing investors were modified and replaced by a RSA for the state of Florida for a price of $1,000,000. The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida. The revenue sharing agreement entitles the investors to revenues of up to a maximum of 33,000 storage spaces. A former member of the Board of Directors of the Company is a 50% owner of this revenue sharing agreement. The revenue sharing agreement was entered into prior to the time he became a member of the Board from which he resigned during December 2004.

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

The Company made total payments to all RSA holders of $1,047,850 and $807,098 for the fiscal years ended November 30, 2013 and 2012, respectively. The Company recorded an RSA accrual of $914,114 and $419,198 which is reflected in accrued expenses on the consolidated balance sheets as of November 30, 2013 and 2012, respectively, related to interest owed to the RSA holders.

Extinguishment of RSAs

In December 2011, the Company entered into an Asset Purchase Agreement with Bio-Stor canceling the Bio-Stor Revenue Sharing Agreement (“RSA”). Pursuant to the terms of the Asset Purchase Agreement, in December 2011, the Company made a one-time, lump-sum payment in the amount of $2.3 million to Bio-Stor, and Bio-Stor sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in the RSA. The payment amount of $2.3 million was offset by the carrying amount of the liability related to Bio-Stor in the amount of $900,000 and an accrued expense in the amount of $172,610 to reflect the extinguishment of debt in the amount of $1,227,390 for the year ended November 30, 2012.

In May 2012, the Company entered into Asset Purchase Agreements with two investors who each had a 22% interest in 45% of the Illinois Revenue Sharing Agreement (“Illinois RSA”). Pursuant to the terms of the Asset Purchase Agreements, in May 2012, the Company made a one-time, lump-sum payment in the amount of $138,000 to each of the investors, and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their 22% interest of 45% of the Illinois RSA. The total payment amount of $276,000 was offset by the carrying amount of the liability related to the Illinois RSA in the amount of $200,000 and an accrued expense in the amount of $21,445 to reflect the extinguishment of debt in the amount of $54,555 for the year ended November 30, 2012.

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

NOTE 13 - AGREEMENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. For the years ended November 30, 2013 and November 30, 2012, $20,000 and $20,000, respectively, has been expensed and is reflected in the consolidated statements of operations. The remaining balance of approximately $27,000 and $47,000 as of November 30, 2013 and November 30, 2012, respectively, is recorded as a deposit on the accompanying consolidated balance sheets.

NOTE 14 – LEGAL PROCEEDINGS.

On February 25, 2011, a Complaint and Demand for Jury Trial was filed against the Company in the United States District Court, Middle District of Florida, Tampa Division, styled: Charles D. Nyberg; Mary J. Nyberg; and Red Rock Partners, an Arizona general partnership vs. Cryo-Cell International, Inc, Case No. 8:11-CV-399-T-30AEP. The Complaint was amended on May 25, 2011 and served on the Company on May 26, 2011. The Complaint alleged that the Company had underpaid amounts owed to plaintiffs’ Florida and Texas Revenue Sharing Agreements with the Company. The Complaint did not specify the amount claimed, other than stating that it was more than $75,000 which is the jurisdictional amount of the court the complaint was filed in. It was not possible for the Company to estimate the loss or the range of possible loss, due to the meaningful legal uncertainties associated with the claim and the fact that the complaint did not specify the amount of damages sought. No amounts were accrued as of November 30, 2012.

On November 15, 2013, the parties came to a final settlement on this action. The terms of the settlement are confidential. Upon completion of the settlement, the claims in the lawsuit will be dismissed with prejudice. In December 2013, the Company paid $525,000 in full settlement. The Company recorded an accrual of $525,000 which is reflected in accrued expenses on the accompanying consolidated financial statements as of November 30, 2013.

On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company will be required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. During July 2013, Ms. Walton was paid an initial payment of $1,066,174 related to lost salary, bonuses, benefits and expenses which was paid from the Company’s restricted cash. During September and October 2013, legal fees and expenses were reimbursed to all parties. The Company has recorded an accrual of $50,000 and $1,450,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of November 30, 2013 and November 30, 2012, respectively.

On November 13, 2013, Plantiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law.

On October 11, 2013, a Complaint was filed by the Company in the Circuit Court of Hillsborough County, Florida, styled: Cryo-Cell International, Inc. v. Dilworth Paxson LLP et al, Case No. 13-CA-D09980. The Complaint alleged that Dilworth Paxson LLP and a partner for the firm were negligent and breached the duty of reasonable care owed to the Company. The Complaint alleges the defendant’s negligence led to the cancellation of the license agreement with Cryo-Cell de Mexico. The Company lost profits and income that would have been earned under the original agreement and was forced to renegotiate the terms of the agreement with terms far less lucrative to the Company. The defendants removed the case to the United States District Court for the Middle District of Florida as permitted because the parties are citizens of different states and the amount in controversy exceeds the jurisdictional minimum of $75,000. The case now bears a case number of 8:13-Civ-2639-T-33AEP.

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

NOTE 15 – SHARE REPURCHASE PLAN

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

As of November 30, 2013, the Company had repurchased 1,126,815 shares of the Company’s common stock at an average price of $2.17 per share through open market and privately negotiated transactions.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2013. As of November 30, 2013 and November 30, 2012, 1,276,915 and 942,474 shares, respectively, were held as treasury stock, which include 150,100 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Subsequent to the balance sheet date, the Company repurchased an additional 59,906 shares of the Company’s common stock at an average price of $1.87 per share through open market and privately negotiated transactions.

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is designated as restricted cash. The Trust became irrevocable upon the Change in Control on August 25, 2011. During the twelve months ended November 30, 2013 and November 30, 2012, $97,140 and $81,250, respectively, in legal fees were paid from the Trust on behalf of one of the Participants. As of November 30, 2013 and November 30, 2012, the balance in the Trust is $764,192 and $2,372,439, respectively, which is reflected in the accompanying consolidated balance sheets as of November 30, 2013 and November 30, 2012. As of November 30, 2013 and November 30, 2012, one of the three Participants continues to be employed by the Company.

The Company held its 2011 Annual Meeting of Stockholders on August 25, 2011 (“the Annual Meeting”). The final voting results were certified by the Inspector of Elections on August 30, 2011. Mr. Portnoy’s nominees were elected to the Company’s Board of Directors triggering a complete change in the Company’s Board of Directors.

On August 30, 2011, the newly elected Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Mercedes Walton.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013. Based on our evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below are the names, ages and background of the Board of Directors and Executive Officers of the Company, as well as the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company’s business. The Board of Directors has determined that other than Messrs. Portnoy and Portnoy, who are officers of the Company, each of our directors is deemed to be independent under the Nasdaq standards which we choose to follow.

David I. Portnoy, age 51, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Prior to this appointment, since 1988, Mr. Portnoy has served as President of Focus Financial Corp., a private investment banking and venture capital firm. Additionally, since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 50, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 54. Dr. Wheeler has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 60. Mr. Gaines has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston, Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent. We believe that Mr. Gaines’ business consulting experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Harold D. Berger, age 50. Mr. Berger has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, 44, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 41, Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

Linda Kelley, Ph.D., age 61, Chief Scientific Officer. Dr. Kelley joined Cryo-Cell as the Company’s Chief Scientific Officer in June 2012. Dr. Kelley is an internationally recognized expert in the cellular therapy field. She joined the Company from the Dana-Farber Cancer Institute at Harvard where she was the director of the Connell O’Reilly Cell Manipulation Core Facility from 2001—2012. Prior to that, from 1994 to 2011, she served was director of the Cell Therapy Facility at the University of Utah where she was director of the Cell Therapy Facility. She established that state’s first umbilical cord blood collection program and was awarded a Center of Excellence in Cell Therapy and Regenerative Medicine for the State of Utah, which served as a cornerstone for a larger state initiative in Regenerative Medicine—the Utah Science & Technology Research Initiative. She completed her graduate and post-doctoral training in Immunology and Hematology at Vanderbilt University in Nashville, Tenn., where she served as assistant professor in the Dept. of Medicine. Dr. Kelley has served on multiple boards and committees that advise on scientific policy and establish standards and regulations for the cellular therapy field in the U.S. and abroad, often in leadership roles. She served on the Board of Directors of the Foundation for Accreditation of Cellular Therapy (FACT) and as Chair of its Standards Committee; Chair of the Cord Blood Standards Committee for the National Marrow Donor Program (NMDP); Chair of the Legal and Regulatory Affairs Committee of the International Society for Cell Therapy; reviewer for the AABB Annual Meeting Abstract Review Committee, and member of the Scientific Advisory Board of Duke Carolinas Cord Blood Bank. Dr. Kelley was one of 12 scientists selected by the Institute of Medicine of the National Academies of Science to advise Congress on how to allocate $80 million in funding to optimally structure a national cord blood stem cell program.

Audit Committee Financial Expert

The audit committee is comprised entirely of non-employee, independent members of the board of directors. The purpose of the audit committee is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the Company’s internal control systems, audit functions, financial reporting processes, and methods of monitoring compliance with legal and regulatory matters and engaging the Company’s independent principal accountants. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements. In addition, the board of directors has determined that audit committee Chairman, Mr. Harold Berger, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Mr. Berger’s relevant experience includes his current position with his own accounting practice, as well as, his prior position as an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2013, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2013 and November 30, 2012 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2013 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
David Portnoy Co-Chief Executive Office	2013 2012	$ $	225,000 225,000	$ $	47,498 100,000	$ $	18,652 463,950	$ $	0 0	$ $	15,933 19,218	$ $	307,083 808,168

Mark Portnoy Co-Chief Executive Officer	2013 2012	$ $	200,000 200,000	$ $	42,220 88,889	$ $	18,652 463,950	$ $	0 0	$ $	0 0	$ $	260,872 752,839

Jill M. Taymans Vice President Finance, Chief Financial Officer	2013 2012	$ $	177,852 177,852	$ $	10,000 5,000	$ $	2,189 10,438	$ $	0 0	$ $	0 0	$ $	190,041 193,290

Oleg Mikulinsky Chief Information Officer	2013 2012	$ $	158,373 146,269	$ $	15,000 25,000	$ $	32,756 25,476	$ $	0 0	$ $	0 0	$ $	206,129 196,745

Linda Kelley Chief Scientific Officer	2013 2012	$ $	175,000 77,404	$ $	25,000 0	$ $	12,576 2,286	$ $	0 0	$ $	0 0	$ $	212,576 79,690

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2012 and 2011. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the compensation committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal year 2013 and 2012 the Company’s Co-CEOs were entitled to a performance based bonus of an amount up to 35%, 65% or 100% of their base salary. In fiscal 2013 and 2012, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on a diluted revenue per share basis as of November 30, 2013 and November 30, 2012 of $1.42, $1.54 and $1.75, respectively, and the Company’s stock price as of November 30, 2013 and November 30, 2012 of $2.50, $3.15 and $3.75, respectively. The third criteria for cash bonuses to the Co-CEOs consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2013 and 2012 payable to the Co-CEOs totaling $89,718 and $188,889, respectively. In fiscal 2013 and 2012 the cash bonuses for the named executives consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2013 and 2012 payable to the named executives totaling $50,000 and $30,000, respectively.

With respect to the subjective performance reviews, in addition to evaluating the Company’s overall financial performance, the Compensation Committee considers the performance of each named executive officer’s business line or area of responsibility. Several key management competencies and behaviors are assessed, including the named executive officer’s effectiveness as a leader and his or her role in building a cohesive executive team, as well as other strategic core competencies such as accountability, analytical ability and decision making, communication, cooperation and teamwork, creativity and problem-solving, and integrity. The named executive officer’s performance relating to these competencies forms the basis of a performance review discussion with the named executive officer that reinforces his or her role in achieving the Company’s business plan and short- and long-term strategies.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There were 0 and 60,000 stock options awarded to the named executive officers in 2013 and 2012, respectively.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On February 25, 2014, Cryo-Cell International, Inc. (Company”) entered into new two-year employment agreements, effective December 1, 2013, with David Portnoy, Co-Chief Executive Officer of the Company and Mark Portnoy, Co-Chief Executive Officer of the Company. The new agreements supersede and replace prior employment agreements with each of the executives. These agreements resulted from and reflect the recommendations provided by an independent compensation firm, which was commissioned to provide this analysis in August 2013.

The agreements provide for an annual base salary of $325,000 for David Portnoy and $275,000 for Mark Portnoy. In addition to base salary, for the fiscal years ending November 30, 2014 and November 30, 2015, each executive will be entitled to a cash bonus equal to 8.33% of base salary times the number of the twelve performance targets achieved, as set forth in the agreement. The agreements provide for a grant of 70,270 shares of restricted stock to David Portnoy on December 1, 2013 and for a grant of 59,459 shares of restricted stock to Mark Portnoy on December 1, 2013. One-third of each grant is vested upon grant, one-third will vest on December 1, 2014 and one-third will vest on December 1, 2015.

In addition to the grants described above, if David Portnoy is employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant him up to 186,487 shares of restricted stock based on performance. In addition, if David Portnoy is employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant him up to an additional 186,487 shares of restricted stock based on performance. For the fiscal years December 1, 2013 to November 30, 2014 and December 1, 2014 to November 1, 2015, the Company shall grant David Portnoy these additional shares of restricted stock based on attaining certain performance targets set forth in the agreement. Specifically, the Company shall grant David Portnoy a number of shares of restricted stock equal to a percentage of 186,487 shares equal to the sum of (x) the product of 16.67% and the number of the four performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the four performance goals achieved at the “stretch” level. Identical provisions apply to Mark Portnoy, except the number of restricted shares to be granted in each case is 162,163 shares.

The agreements also provide for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment shall be at the Company’s offices in Miami, Florida, provided he shall travel to the Company’s headquarters as necessary to fulfill his responsibilities under the agreement. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay each executive up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the agreements); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the agreement), the agreements provide for severance pay equal to two times the executive’s then-current annual base salary, paid in a lump sum no later than 30 days after the occurrence of the triggering event. The Company will also reimburse the executives, on a grossed up basis, for any penalty taxes owed on any excess parachute amounts under Section 280G of the Internal Revenue Code of 1986, as amended. In addition, the Company shall provide, at no cost to the executives, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executives prior to such termination for 36 months after the termination. If the termination of employment is due to disability (as defined in the agreement), the Company shall pay the executive two times his then-current base salary in a cash lump sum no later than 30 days after such disability, reduced by any amount paid to him from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the executive shall become fully vested upon his disability. If the termination of employment is due to death, the Company shall pay the executive two times his then-current base salary as a cash lump sum within 30 days after his date of death, and the Company will continue to provide medical and dental coverage for the executive’s family for two years after his death. The agreements include a one-year non-competition restriction and an 18 month restriction on solicitation of employees or customers.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. On May 1, 2013, the Company entered into an Amendment Agreement (the “Amendment”) amending certain terms of the Mikulinsky Employment Agreement dated March 5, 2012. The initial term of the Employment Agreement has concluded and an additional one-year term is effective May 1, 2013. Commencing on May 1, 2013 the Executive shall receive an annualized base salary (the “Base Salary”) of $165,000.

At all times during the term of the Mikulinsky Employment Agreement (as the same may be extended), Mr. Mikulinsky will be eligible for discretionary merit increases and base salary adjustments, in addition to discretionary annual bonuses awarded at the discretion of the compensation committee of the Company’s board of directors. The Mikulinsky Employment Agreement provides he will also be eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

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

Per the Amendment, in the event of the Executive’s voluntary resignation from the Company’s employment upon a Change in Control or the Executive’s employment is terminated upon or within one (1) year after a Change in Control, as defined in the Employment Agreement, or prior to the Change in Control if the Executive’s termination, demotion or relocation was either a condition of the Change in Control or was at the request of any person related to the Change in Control, and such termination was initiated by the Company without cause or by the Executive due to being requested to accept without cause a demotion or relocation:

(i)	The Company shall pay to the Executive any earned and accrued but unpaid installment of Base Salary through the date of resignation or termination, at the rate in effect on the date of termination, or if greater, on the date immediately preceding the date that a Change in Control occurs, and all other unpaid amounts to which the Executive is entitled as of the date of termination under any compensation plan or program of the Company, including, without limitation, all accrued vacation time. Stock options, shares of restricted stock, performance awards, stock appreciation rights, and LTI awards granted to Executive by the Company through the date of termination shall be treated in accordance with the applicable plans and policies of the Company. All outstanding stock options shall vest upon termination.

(ii)	In lieu of any further Base Salary, bonus payments and benefits to the Executive for periods subsequent to the date of resignation or termination, the Company shall pay as liquidated damages to the Executive, an amount equal to twelve (12) months of the Executive’s annual Base Salary at the rate in effect as of the date of termination, or if greater, on the date immediately preceding the date that a Change in Control occurs.

In the Mikulinsky Employment Agreement, Mr. Mikulinsky agreed not to compete with the Company or solicit its customers, clients or employees during the term of his respective Employment Agreement and for a 12-month period following the termination of employment under agreements.

Kelley Employment Agreement. On June 18, 2012, the Company entered into a one-year employment agreement with Linda Kelley, PhD, the Company’s Chief Scientific Officer (the “Kelley Employment Agreement”). Under the Kelley Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. On October 29, 2013, the Company entered into an Amendment Agreement (the “Amendment”) amending certain terms of the Kelley Employment Agreement dated June 18, 2012. The initial term of the Employment Agreement has concluded and an additional one-year term was effective June 18, 2013.

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

Per the Amendment, Dr. Kelley will be entitled to receive an annual bonus based on the Company’s net income for that fiscal year before the accrual of bonus expenses (the “Pre-Bonus Net Income”). The annual bonus will be distributed on or about February 1st of each year of the Kelley Employment Agreement based on certain criteria set for the previous fiscal year as shown below:

If the Pre-Bonus Net Income Equals/Exceeds	Bonus Amount
$2.0 million	$25,000
$3.0 million	$50,000
$4.0 million	$75,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2013:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Portnoy	August 31, 2011(1) December 1, 2011(1)	100,000 200,000	— —	$2.90 $1.72	August 31, 2021 December 1, 2021

Mark Portnoy	August 31, 2011(1) December 1, 2011(1)	100,000 200,000	— —	$2.90 $1.72	August 31, 2021 December 1, 2021

Jill Taymans	August 3, 2009(2) February 1, 2010(2)	18,563 9,281	— —	$1.73 $1.50	August 3, 2016 February 1, 2017

Oleg Mikulinsky	March 5, 2012(3)	26,667	13,333	$2.05	March 5, 2019

Linda Kelley	June 1, 2012(2)	6,667	13,333	$2.34	March 2, 2019

(1)	On May 30, 2012, the Company received a Nomination of Solicitation Notice from a shareholder nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs’ employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest.

(2)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.

(3)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Effective December 1, 2013, non-employee directors are paid an annual retainer in the amount of $15,000 and an attendance fee of $4,000 for each board meeting and $2,000 for each telephonic quarterly board meetings, and are reimbursed for their reasonable expenses incurred in attending the meeting. The fee for participation in a board or committee meeting held by telephone conference call and lasting at least thirty minutes is $1,000. Each non-employee director receives an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year. Newly elected non-employee directors receive a stock option grant of 20,000 shares per person. All of such stock options have an exercise equal to the fair market value of the common stock on the date of grant.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$21,000	$27,616	$48,616
George Gaines	$19,000	$27,616	$46,616
Jonathan Wheeler	$13,000	$27,616	$40,616
Anthony Atala (2)	$12,000	$17,134	$29,314

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2012 under SFAS 123R with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

(2)	Effective July 18, 2013, Anthony Atala was no longer a member of the Company’s Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 21, 2014 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Current directors, nominees and executive officers:
David Portnoy (3)	1,031,501	9.39%
Mark Portnoy (4)	546,259	4.97%
George Gaines (5)	888,458	8.30%
Harold Berger (6)	32,588	*
Jonathan Wheeler (7)	61,458	*
Jill Taymans (8)	45,396	*
Oleg Mikulinsky (9)	26,667	*
Linda Kelley (10)	6,667	*

Other beneficial owners:
Ki Yong Choi (11)	2,179,086	19.84%

Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (12)	771,350	7.22%

All current directors and executive officers as a group (8 persons) (13)	2,638,994	23.10%

*	Less than 1%.

(1)

Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 21, 2014 by (ii) the sum of (a) 10,683,319 which is the number of shares of common stock outstanding as February 21, 2014 plus (b) the number of shares issuable upon exercise of options

(which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 21, 2014 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each person in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 21, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(3)	Includes 20,431 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 18,100 shares that he owns individually of record, 148,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 201,015 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 74,728 shares of Common Stock held by spouse, 6,382 shares held by David Portnoy as custodian for his minor son; and 5,529 shares held by David Portnoy as custodian for his minor daughter. Includes 300,000 shares subject to stock options.

(4)	Includes 13,115 shares of Common Stock held directly through a 401(k) plan account, 130,029 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 300,000 shares subject to stock options.

(5)	Includes 26,458 shares subject to stock options.

(6)	Includes 26,458 shares subject to stock options.

(7)	Includes 26,458 shares subject to stock options.

(8)	Includes 27,844 shares subject to stock options.

(9)	Includes 26,667 shares subject to stock options.

(10)	Includes 6,667 shares subject to stock options.

(11)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Form 4 on August 16, 2012 reporting the following beneficial ownership: (i) 1,945,596 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Form 4 filed August 16, 2012, is c/o Cathedral Hill Associates, 14299 Firestone Boulevard, La Mirada, CA 90638.

(12)	A group consisting of Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on February 11, 2014 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 771,350 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mr. and Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.

(13)	Includes 740,552 shares subject to stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made the first initial quarterly payment of $37,500 in October 2013. Cryo-Cell owns an approximate 34% equity interest in Saneron.

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Chief Executive Officer, Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy.

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

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s financial statements for the fiscal years ended November 30, 2013 and November 30, 2012 and fees billed for other services rendered by Grant Thornton LLP during these periods.

	2013	2012
Audit Fees	$211,489	$312,572
Tax Fees	55,556	40,872
Other	0	0
Total	$267,045	$353,444

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2013 and November 30, 2012 as well as assistance with and review of documents filed with the SEC.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2013 and November 30, 2012.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2013 and November 30, 2012.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy dated
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy dated
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Employment Agreement with David Portnoy dated December 1, 2013
10.33 (18)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.34	Employment Agreement with Linda Kelley dated June 18, 2012
10.35	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
23	Consent of Auditors
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CoCEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed onMay 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2014

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	February 28, 2014

/s/ Mark Portnoy Mark Portnoy	Co-Chief Executive Officer	February 28, 2014

/s/ Jill Taymans Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	February 28, 2014

/s/ Harold Berger Harold Berger	Director	February 28, 2014

/s/ George Gaines George Gaines	Director	February 28, 2014

/s/ Jonathan Wheeler Jonathan Wheeler	Director	February 28, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy dated
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy dated
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Employment Agreement with David Portnoy dated December 1, 2013
10.33 (18)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.34	Employment Agreement with Linda Kelley dated June 18, 2012
10.35	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
23	Consent of Auditors
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed onMay 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.