Form 10-Q
period 2014-02-28
CRYO CELL INTERNATIONAL INC
filed 2014-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2014

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

As of April 8, 2014, 11,870,040 shares of $0.01 par value common stock were issued and 10,244,956 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2014 (unaudited)	November 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$3,243,003	$3,925,156
Restricted cash	943,964	968,130
Marketable securities and other investments	99,595	37,910
Accounts receivable (net of allowance for doubtful accounts of $1,960,421 and $1,994,575, respectively )	3,704,218	3,336,460
Note receivable	—	550,782
Prepaid expenses and other current assets	567,211	644,969

Total current assets	8,557,991	9,463,407

Property and Equipment-net	1,123,339	1,207,279

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	102,640	146,116

Total other assets	786,640	830,116

Total assets	$10,467,970	$11,500,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,426,001	$1,194,825
Accrued expenses	1,086,817	1,800,811
Deferred revenue	6,162,594	6,814,797

Total current liabilities	8,675,412	9,810,433

Other Liabilities
Deferred revenue, net of current portion	8,624,533	8,658,354
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	10,924,533	10,958,354

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,870,040 issued and 10,525,474 outstanding as of February 28, 2014 and 11,870,040 issued and 10,743,225 outstanding as of November 30, 2013)	118,700	118,700
Additional paid-in capital	27,456,151	27,265,340
Treasury stock, at cost	(3,378,036)	(2,926,123)
Accumulated deficit	(33,328,790)	(33,725,902)

Total stockholders’ deficit	(9,131,975)	(9,267,985)

Total liabilities and stockholders’ deficit	$10,467,970	$11,500,802

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28, 2014	February 28, 2013

Revenue:
Processing and storage fees	$4,357,231	$4,276,553
Licensee income	963,251	323,534

Total revenue	5,320,482	4,600,087

Costs and Expenses:
Cost of sales	1,334,361	1,279,813
Selling, general and administrative expenses	3,122,723	2,695,278
Research, development and related engineering	14,368	10,921
Depreciation and amortization	44,505	51,014

Total costs and expenses	4,515,957	4,037,026

Operating Income	804,525	563,061

Other Income (Expense):
Other income	27,769	12,257
Interest expense	(274,316)	(250,538)

Total other expense	(246,547)	(238,281)

Income before equity in losses of affiliate and income tax expense	557,978	324,780

Equity in losses of affiliate	(113,575)	(38,450)

Income before income tax expense	444,403	286,330
Income tax expense	(47,291)	(42,324)

Net Income	$397,112	$244,006

Net income per common share - basic	$0.04	$0.02

Weighted average common shares outstanding - basic	10,690,188	10,982,389

Net income per common share - diluted	$0.04	$0.02

Weighted average common shares outstanding - diluted	10,764,158	11,105,094

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	February 28, 2014	February 28, 2013

Cash flows from operating activities:
Net income	$397,112	$244,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	95,813	104,786
Compensatory element of stock options	152,236	89,948
Provision for doubtful accounts	161,891	86,135
Equity in losses of affiliate	113,575	38,450
Changes in assets and liabilities:
Accounts receivable	(529,649)	(36,759)
Notes receivable	550,782	139,051
Prepaid expenses and other current assets	77,758	108,604
Deposits and other assets, net	42,628	7,999
Accounts payable	231,176	234,994
Accrued expenses	(713,994)	(320,401)
Deferred revenue	(686,024)	(191,138)

Net cash (used in) provided by operating activities	(106,696)	505,675

Cash flows from investing activities:
Release of restricted cash held in escrow	24,166	28,719
Purchases of property and equipment	(11,025)	(77,293)
Purchases of marketable securities and other investments	(61,685)	—
Investments in patents	—	(28,382)
Investment in affiliate	(75,000)	—

Net cash used in investing activities	(123,544)	(76,956)

Cash flows from financing activities:
Treasury stock purchases	(451,913)	(247,045)

Net cash used in financing activities	(451,913)	(247,045)

(Decrease) increase in cash and cash equivalents	(682,153)	181,674

Cash and cash equivalents - beginning of period	3,925,156	2,677,382

Cash and cash equivalents - end of period	$3,243,003	$2,859,056

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013, the related Consolidated Statements of Operations and Cash Flows for the three months ended February 28, 2014 and 2013 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2014 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2014.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,590,000 and $10,852,000 as of February 28, 2014 and November 30, 2013, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three months ended February 28, 2014 and February 28, 2013 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $47,000 and $42,000 for the three months ended February 28, 2014 and February 28, 2013, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2014 and February 28, 2013, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2014.

Stock Compensation

As of February 28, 2014, the Company has three stock-based compensation plans, which are described in Note 4 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $152,000 and $90,000 for the three months ended February 28, 2014 and February 28, 2013, respectively, of stock-based compensation expense.

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

Performance-based equity awards vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized stock-based compensation expense is reversed.

Equity awards with market-based vesting conditions vest upon the achievement of certain stock price targets. If the awards are forfeited prior to the completion of the derived service period, any recognized compensation is reversed. If the awards are forfeited after the completion of the derived service period, the compensation cost is not reversed, even if the awards never vest.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2014 and November 30, 2013, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements at February 28, 2014 Using
	Fair Value at February 28, 2014
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$99,595	$99,595	—	—

		Fair Value Measurements at November 30, 2013 Using
	Fair Value at November 30, 2013
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$37,910	$37,910	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Fair value for these investments are based on quoted prices in active markets. There was $15,525 and ($380) in unrealized holding gain and loss, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the three months ended February 28, 2014 and 2013.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 28, 2014 and November 30, 2013 the Company recorded reserves under these programs in the amounts of $15,857 and $15,608, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Reclassification

As of February 28, 2014, the Company reclassified a portion of the 2013 accounts receivable related to the current portion of the note receivable due from Mexico of approximately $550,782 to Note Receivable. The Company also reclassified the balances of marketable securities and other investments from Other Assets to Current Assets. These reclassifications did not have an impact on total liabilities, stockholders’ deficit, net income or net income per common share.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company adopted ASU 2013-11 in the first quarter of 2014. The adoption of ASU 2013-11 had no impact on the Company’s consolidated financial statements or on its financial condition.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations are effective for taxable years beginning on or after January 1, 2014. The Company does not expect these new regulations to have a material impact on the financial statements.

Note 2 – Income per Common Share

Net income per common share data are based on net income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2014	For the three months ended February 28, 2013
Numerator:
Net Income	$397,112	$244,006
Denominator:
Weighted-average shares outstanding-basic	10,690,188	10,982,389
Dilutive common shares issuable upon exercise of stock options	73,970	122,705

Weighted-average shares-diluted	10,764,158	11,105,094

Earnings per share:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

For the three months ended February 28, 2014, the Company excluded the effect of 551,334 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2013, the Company excluded the effect of 510,589 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 28, 2014 and November 30, 2013, the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of February 28, 2014 and November 30, 2013, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at approximately $684,000. As of February 28, 2014 and November 30, 2013, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment, and goodwill was not impaired as of February 28, 2014 and November 30, 2013.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made the two quarterly payments of $37,500 as of February 28, 2014.

For the three months ended February 28, 2014 and February 28, 2013, the Company recorded equity in losses of Saneron operations of approximately $114,000 and $38,000, respectively. For the three months ended February 28, 2014, $75,000 was related to additional investments (see above) made by the Company into Saneron and $39,000 was related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three months ended February 28, 2013, $38,000 was related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliate related to stock compensation expense, which increases additional paid-in capital and does not affect the investment balance.

As of February 28, 2014 and November 30, 2013, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

Note 4 – Stockholder’s Equity

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of February 28, 2014 and November 30, 2013, there were 7,500 and 12,500 options outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 28, 2014 and November 30, 2013, there were 708,093 and 739,760 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2014, there were 195,761 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of February 28, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 261,488 performance-based and 87,162 market-based restricted common shares granted under the 2012 plan. As of November 30, 2013, there were 400,000 service-based options issued, 400,000 performance-based and 200,000 market-based options to purchase shares granted under the 2012 plan. As of February 28, 2014, there were 1,621,621 shares available for future issuance under the 2012 Plan.

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

There were no options granted during the three months ended February 28, 2014.

Variables used to determine the fair value of the options granted for the three months ended February 28, 2013 are as follows:

February 28, 2013
Weighted average values:
Expected dividends	0%
Expected volatility	113.8%
Risk free interest rate	.80%
Expected life	5.0 years

The range of expected volatilities for options issued during the three months ended February 28, 2013 are as follows:

February 28, 2013

112.9% - 114.9%

Stock option activity for the three months ended February 28, 2014, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	1,112,260	$2.11	6.40	$88,614

Granted	—	—		—
Exercised	—	—		—
Expired/forfeited	(36,667)	2.18		9,475

Outstanding at February 28, 2014	1,075,593	$2.11	6.32	$343,927

Exercisable at February 28, 2014	987,061	$2.09	6.43	$333,776

The weighted average grant date fair value of options granted during the three months ended February 28, 2013 was $1.68.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2014 or February 28, 2013, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the three months ended February 28, 2014 and February 28, 2013.

Significant option groups exercisable at February 28, 2014 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	7,500	.94	$0.78	7,500	$0.78
$1.01 to $2.00	521,759	6.76	$1.71	509,049	$1.70
$2.01 to $3.00	546,334	5.98	$2.51	470,512	$2.53

	1,075,593	6.32	$2.11	987,061	$2.09

A summary of the status of the Company’s non-vested shares as of February 28, 2014, and changes during the three months ended February 28, 2014, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2013	109,152	$1.79

Granted	—	—
Vested	(18,954)	1.67
Forfeited	(1,666)	1.76

Non-vested at February 28, 2014	88,532	$1.82

As of February 28, 2014 there was approximately $59,000 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2000 Plan, 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .73 years as of February 28, 2014. The total fair value of shares vested during the three months ended February 28, 2014 was approximately $32,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months ended February 28, 2014 and 2013.

Stock option activity for options with performance-based and market-based conditions for the three months ended February 28, 2014, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	640,000	$1.74	7.83	$70,000

Granted	—	—
Exercised	—	—
Expired/forfeited	(600,000)	1.72

Outstanding at February 28, 2014	40,000	$2.05	5.01	$9,200

Exercisable at February 28, 2014	—	—	—	—

As of fiscal year ended November 30, 2013, the Company had 213,334 options outstanding that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. During the quarter ended February 28, 2014, 200,000 options were forfeited as certain market conditions were not met by the end of the requisite service period. As of February 28, 2014 there was approximately $6,800 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

As of fiscal year ended November 30, 2013, the Company had 426,666 options outstanding that require certain performance targets to be met before vesting can occur. During the quarter ended February 28, 2014, 400,000 options were forfeited as certain performance targets were not met by the end of the requisite service period. Management has deemed the performance targets for the remaining 26,666 options to be improbable as of February 28, 2014 and thus no compensation cost has been recognized to date. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. As of February 28, 2014, there was approximately $44,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of February 28, 2014 was $80,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of operations.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements.

Note 5 – License Agreements

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

On August 19, 2011, the Company received notification from Cryo-Cell de Mexico (“Mexico”) that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. The amendment is expected to result in a reduction of licensee income in future periods. In December 2013, Mexico paid the balance due of $563,000. The Company recognized the balance paid as licensee and interest income in the accompanying consolidated statement of operations as of February 28, 2014. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of February 28, 2014 and November 30, 2013, the Company recorded a note receivable of $0 and $550,782, respectively, and deferred revenue of $0 and $551,585, respectively, in the accompanying consolidated balance sheets. Note receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received three installments of $50,000 during the first quarter of 2013 which is reflected in the consolidated statement of operations as of February 28, 2013 as licensee and interest income.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan. In October 2012, the Company sent a notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent a notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). As a result, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador in the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, the Company began to bill the Ecuadorian clients directly for cord blood specimens that are stored at the Company’s facility in Oldsmar, Florida.

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $362,947 and $374,221 for the three months ended February 28, 2014 and February 28, 2013, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended February 28, 2014 and February 28, 2013. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the three months ended
	February 28, 2014			February 28, 2013
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,412	$169,412	$—	$169,412	$169,412
Mexico	—	793,839	793,839	—	154,122	154,122

Total	$—	$963,251	$963,251	$—	$323,534	$323,534

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is designated as restricted cash. The Trust became irrevocable upon the Change in Control on August 25, 2011. During the three months ended February 28, 2014 and February 28, 2013, $1,790 and $8,434, respectively, in legal fees were paid from the trust on behalf of one of the Participants. As of February 28, 2014 and November 30, 2013 the balance in the trust is $739,969 and $764,192, respectively, which is reflected in the accompanying consolidated balance sheets as of February 28, 2014 and November 30, 2013. As of February 28, 2014, one of the three Participants continues to be employed by the Company. In April 2014, subsequent to the balance sheet date, the balance in the trust was transferred to the Company.

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

Note 7 – Legal Proceedings

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

Note 8 – Share Repurchase Plan

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

As of February 28, 2014, the Company had repurchased 1,344,566 shares of the Company’s common stock at an average price of $2.15 per share through open market and privately negotiated transactions. The Company purchased 217,751 and 107,128 shares of the Company’s common stock during the first quarters of fiscal 2014 and 2013, respectively, at an average price of $2.08 per share and $2.31 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2014 and November 30, 2013. As of February 28, 2014 and November 30, 2013, 1,494,666 and 1,276,915 shares, respectively, were held as treasury stock, which include 150,100 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Subsequent to the balance sheet date, the Company repurchased an additional 280,518 shares of the Company’s common stock at an average price of $2.24 per share through open market and privately negotiated transactions.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(v)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vi)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(vii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(viii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(ix)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(x)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xi)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xii)	any difficulties and increased expense in enforcing our international licensing agreements;

(xiii)	any adverse performance by or relations with any of our licensees;

(xiv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xv)	any inability to realize cost savings as a result of recent acquisitions;

(xvi)	any inability to realize a return on an investment;

(xvii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xviii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	the ability of our reproductive tissue storage services to generate new revenues;

(xxii)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxiii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiv)	any inability to realize benefits from any strategic acquisitions;

(xxv)	the costs associated with proxy contests and its impact on our business and

(xxvi)	other factors many of which are beyond our control.

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

During the three months ended February 28, 2014, the Company’s revenues increased 16% as compared to the same period in 2013. The Company reported net income of approximately $397,000, or $0.04 per basic common share for the three months ended February 28, 2014 compared to net income of approximately $244,000 or $0.02 per basic common share for the same period in 2013. The increase in net income for the three months ended February 28, 2014 principally resulted from the 16% increase in revenues. This was partially offset by a 4% increase in cost of sales and a 16% increase in selling, general and administrative expenses.

At February 28, 2014, the Company had cash and cash equivalents of $3,243,003. The Company’s cash decreased by approximately $682,000 during the first three months of fiscal 2014, primarily as a result of approximately $452,000 used for the stock repurchase plan pursuant to which the Company repurchased 217,751 shares of the Company’s common stock during the three months ended February 28, 2014 and approximately $107,000 used in operations. As of February 28, 2014, the Company had no long-term indebtedness.

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

Results of Operations

Revenues. Revenues for the three months ended February 28, 2014 were $5,320,482 as compared to $4,600,087 for the same period in 2013, a 16% increase. The increase in revenue was primarily attributable to a 198% increase in licensee income and a 2% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 7% increase in recurring annual storage fee revenue. The Company had a 23% decrease in the number of new cord blood specimens processed in the first quarter of fiscal 2014 versus the same period in 2013. The decrease in new cord blood specimens is primarily attributable to the 55% decrease in the number of new specimens from the Company’s international affiliates, mainly Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT).

Licensee Income. Licensee income for the three months ended February 28, 2014, was $963,251 as compared to $323,534 for the 2013 period. Licensee income for the three months ended February 28, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter fiscal 2014. The remaining licensee income consists of royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment is expected to result in a reduction of licensee income in future periods. Licensee income for the three months ended February 28, 2013 consists of royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements.

Cost of Sales. Cost of sales for the three months ended February 28, 2014 was $1,334,361 as compared to $1,279,813 for the same period in 2013, representing a 4% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $54,000 for the three months ended February 28, 2014 and February 28, 2013, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2014 were $3,122,723 as compared to $2,695,278 for the 2013 period representing a 16% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $53,000 or 5% in sales and marketing and approximately $205,000 in legal fees during the first quarter of fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which is excluded from coverage by the Company’s directors and officers insurance policy.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2014 were $14,368 as compared to $10,921 for the three months ended February 28, 2013. The expenses for each period primarily relate to the implementation of the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2014 was $44,505 compared to $51,014 for the 2013 period.

Equity in Losses of Affiliate. Equity in losses of affiliate was $113,575 for the three months ended February 28, 2014, compared to $38,450 for the 2013 period. Equity in losses of affiliate for the three months ended February 28, 2014 consists of $75,000 related to additional investments made by the Company into Saneron and $38,575 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the three months ended February 28, 2013, consists of $38,450 which solely related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $47,000 and $42,000 for the three months ended February 28, 2014 and February 28, 2013, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

There was no U.S. income tax expense for the three months ended February 28, 2014 and for the same period in 2013, due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through February 28, 2014, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At February 28, 2014, the Company had cash and cash equivalents of $3,243,003 as compared to $3,925,156 at November 30, 2013. The decrease in cash and cash equivalents during the three months ended February 28, 2014 was primarily attributable to the following:

Net cash used in operating activities for the three months ended February 28, 2014 was $106,696, which was primarily attributable to the Company’s operating results.

Net cash provided by operating activities for the three months ended February 28, 2013 was $505,675, which was primarily attributable to the Company’s operating results.

Net cash used in investing activities for the three months ended February 28, 2014 was $123,544, which was primarily attributable to the purchases of marketable securities and other investments.

Net cash used in investing activities for the three months ended February 28, 2013 was $76,956, which was primarily attributable to the purchases of property and equipment.

Net cash used by financing activities for the three months ended February 28, 2014 was $451,913 which was attributable to the stock repurchase plan pursuant to which the Company has repurchased 217,751 shares of the Company’s common stock.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms. There is no assurance that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company adopted ASU 2013-11 in the first quarter of 2014. The adoption of ASU 2013-11 had no impact on the Company’s consolidated financial statements or on its financial condition.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company was required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. During July 2013, Ms. Walton was paid an initial payment of $1,066,174 related to lost salary, bonuses, benefits and expenses which was paid from the Company’s restricted cash. During September and October 2013, legal fees and expenses were reimbursed to all parties. The Company has recorded an accrual of $0 and $50,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of February 28, 2014 and November 30, 2013, respectively.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2013	45,658	$1.85	45,658	1,827,527
January 1 – 31, 2014	—	—	—	1,827,527
February 1 – 28, 2014	172,093	$2.14	172,093	1,655,434

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

Date: April 14, 2014