Form 10-Q
period 2014-05-31
CRYO CELL INTERNATIONAL INC
filed 2014-07-03
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2014

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 3, 2014, 11,905,036 shares of $0.01 par value common stock were issued and 10,109,750 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2014 (unaudited)	November 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$3,403,716	$3,925,156
Restricted cash	204,032	968,130
Marketable securities and other investments	140,560	37,910
Accounts receivable (net of allowance for doubtful accounts of $1,934,304 and $1,994,575, respectively)	4,095,710	3,336,460
Note receivable	—	550,782
Prepaid expenses and other current assets	575,834	644,969

Total current assets	8,419,852	9,463,407

Property and Equipment-net	1,090,831	1,207,279

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	71,144	146,116

Total other assets	755,144	830,116

Total assets	$10,265,827	$11,500,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,160,024	$1,194,825
Accrued expenses	1,220,637	1,800,811
Deferred revenue	6,405,134	6,814,797

Total current liabilities	8,785,795	9,810,433

Other Liabilities
Deferred revenue, net of current portion	8,908,751	8,658,354
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	11,208,751	10,958,354

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,902,536 issued and 10,139,190 outstanding as of May 31, 2014 and 11,870,040 issued and 10,743,225 outstanding as of November 30, 2013)	119,025	118,700
Additional paid-in capital	27,598,674	27,265,340
Treasury stock, at cost	(4,333,401)	(2,926,123)
Accumulated deficit	(33,113,017)	(33,725,902)

Total stockholders’ deficit	(9,728,719)	(9,267,985)

Total liabilities and stockholders’ deficit	$10,265,827	$11,500,802

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Revenue:
Processing and storage fees	$4,723,435	$4,530,333	$9,080,666	$8,806,886
Licensee income	169,411	328,230	1,132,662	651,764

Total revenue	4,892,846	4,858,563	10,213,328	9,458,650

Costs and Expenses:
Cost of sales	1,489,705	1,375,024	2,824,066	2,654,837
Selling, general and administrative expenses	2,753,140	2,957,968	5,875,863	5,653,246
Abandonment of patents	25,649	378,837	25,649	378,837
Research, development and related engineering	18,323	7,065	32,691	17,986
Depreciation and amortization	43,699	50,841	88,204	101,855

Total costs and expenses	4,330,516	4,769,735	8,846,473	8,806,761

Operating Income	562,330	88,828	1,366,855	651,889

Other Income (Expense):
Other income	7,474	10,969	35,243	23,226
Interest expense	(252,544)	(262,211)	(526,860)	(512,749)

Total other expense	(245,070)	(251,242)	(491,617)	(489,523)

Income (loss) before equity in losses of affiliate and income tax expense	317,260	(162,414)	875,238	162,366

Equity in losses of affiliate	(76,076)	(38,450)	(189,651)	(76,900)

Income before income tax expense	241,184	(200,864)	685,587	85,466
Income tax expense	(25,411)	(42,794)	(72,702)	(85,118)

Net Income (loss)	$215,773	$(243,658)	$612,885	$348

Net income (loss) per common share - basic	$0.02	$(0.02)	$0.06	$0.00

Weighted average common shares outstanding - basic	10,250,471	10,946,743	10,467,914	10,964,370

Net income (loss) per common share - diluted	$0.02	$(0.02)	$0.06	$0.00

Weighted average common shares outstanding - diluted	10,406,607	10,946,743	10,595,590	11,082,564

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2014	May 31, 2013

Cash flows from operating activities:
Net income	$612,885	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	191,675	206,103
Abandonment of patents	25,649	378,837
Loss on sale of property and equipment	—	44,428
Compensatory element of stock options	207,843	161,841
Provision for doubtful accounts	374,966	223,786
Equity in losses of affiliate	189,651	76,900
Changes in assets and liabilities:
Accounts receivable	(1,134,216)	(98,631)
Notes receivable	550,782	—
Prepaid expenses and other current assets	69,135	57,237
Deposits and other assets, net	47,628	13,000
Accounts payable	(34,801)	67,544
Accrued expenses	(580,174)	(96,550)
Deferred revenue	(159,266)	54,553

Net cash provided by operating activities	361,757	1,089,396

Cash flows from investing activities:
Release of restricted cash held in escrow	764,098	70,831
Purchases of property and equipment	(73,532)	(230,369)
Purchases of marketable securities and other investments, net	(102,650)	(12,110)
Investments in patents	—	(34,525)
Investment in affiliate	(112,500)	—

Net cash provided by (used in) investing activities	475,416	(206,173)

Cash flows from financing activities:
Treasury stock purchases	(1,407,278)	(667,966)
Proceeds from the exercise of stock options	48,665	11,825

Net cash used in financing activities	(1,358,613)	(656,141)

(Decrease) increase in cash and cash equivalents	(521,440)	227,082

Cash and cash equivalents - beginning of period	3,925,156	2,677,382

Cash and cash equivalents - end of period	$3,403,716	$2,904,464

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013, the related Consolidated Statements of Operations for the three and six months ended May 31, 2014 and May 31, 2013 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2014 and 2013 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2014 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2014.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,443,000 and $10,852,000 as of May 31, 2014 and November 30, 2013, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of income or losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three and six months ended May 31, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $25,000 and $43,000 for the three months ended May 31, 2014 and 2013, respectively, of foreign income tax expense. The Company recognized approximately $73,000 and $85,000 for the six months ended May 31, 2014 and 2013, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2014 and May 31, 2013, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2014 and 2013.

Due to tests performed during the six months ended May 31, 2014 and May 31, 2013, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of operations. The impact to future operations is insignificant and it will not impact the Company’s core operations.

Stock Compensation

As of May 31, 2014, the Company has three stock-based compensation plans, which are described in Note 4 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $56,000 and $72,000 for the three months ended May 31, 2014 and May 31, 2013, respectively, of stock compensation expense. The Company recognized approximately $208,000 and $162,000 for the six months ended May 31, 2014 and May 31, 2013, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 and November 30, 2013, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at May 31, 2014	Fair Value Measurements
		at May 31, 2014 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$140,560	$140,560	—	—

	Fair Value at November 30, 2013	Fair Value Measurements
		at November 30, 2013 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$37,910	$37,910	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities –Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Fair value for these investments are based on quoted prices in active markets. There was $7,354 and $2,010 in unrealized holding gain and loss, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the three months ended May 31, 2014 and 2013. There was $22,879 and $2,390 in unrealized holding gain and loss, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the six months ended May 31, 2014 and 2013.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2014 and November 30, 2013 the Company recorded reserves under these programs in the amounts of $16,162 and $15,608, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Numerator:
Net Income (Loss)	$215,773	($243,658)	$612,885	$348

Denominator:
Weighted-average shares outstanding-basic	10,250,471	10,946,743	10,467,914	10,964,370
Dilutive common shares issuable upon exercise of stock options	156,136	—	127,676	118,194

Weighted-average shares-diluted	10,406,607	10,946,743	10,595,590	11,082,564

Net income (loss) per common share:
Basic	$0.02	($0.02)	$0.06	$0.00

Diluted	$0.02	($0.02)	$0.06	$0.00

For the three and six months ended May 31, 2014, the Company excluded the effect of 296,001 and 419,334, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three months ended May 31, 2013, due to the Company incurring net losses, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares would be anti-dilutive.

For the six months ended May 31, 2013, the Company excluded the effect of 457,000 outstanding options, from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2014 and November 30, 2013, the Company had an ownership interest of approximately 34% in Saneron, which is accounted for under the equity method of accounting. During 2006, the Company ceased recording its share of Saneron’s losses once the investment balance was written down to the total amount of goodwill, as goodwill is not amortized. As of May 31, 2014 and November 30, 2013, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at $684,000. As of May 31, 2014 and November 30, 2013, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of May 31, 2014 and November 30, 2013.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made the three quarterly payments of $37,500 as of May 31, 2014.

For the three and six months ended May 31, 2014, the Company recorded equity in losses of Saneron operations of approximately $76,076 and $189,651. For the three and six months ended May 31, 2014, $37,500 and $112,500, respectively, was related to valuation allowances associated with the Note entered into as discussed above and $38,576 and $77,151, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and six months ended May 31, 2013, the Company recorded equity in losses of Saneron operations of approximately $38,450 and $76,900, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

As of May 31, 2014 and November 30, 2013, the Company has classified the Company’s portion of the value of Company stock held by Saneron of approximately $485,000 within stockholders’ deficit as treasury stock.

Note 4 – Stockholder’s Equity

Common Stock Issuances

During the three and six months ended May 31, 2014, the Company issued 32,496 common shares to option holders who exercised options for $48,665. During the three and six months ended May 31, 2013, the Company issued 7,500 common shares to option holders who exercised options for $11,825.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of May 31, 2014 and November 30, 2013, there were 2,500 and 12,500 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options,

restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). As of May 31, 2014 and November 30, 2013, there were 653,516 and 739,760 shares outstanding under the 2006 Plan, respectively. As of May 31, 2014, there were 220,342 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of May 31, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 261,488 performance-based and 87,162 market-based restricted common shares granted under the 2012 plan. As of November 30, 2013, there were 400,000 service-based options issued, 400,000 performance-based and 200,000 market-based options to purchase shares granted under the 2012 plan. As of May 31, 2014, there were 1,621,621 shares available for future issuance under the 2012 Plan.

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

There were no options granted during the three and six months ended May 31, 2014.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2013 are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2013	May 31, 2013
Weighted average values:
Expected dividends	0%	0%
Expected volatility	112.4%	113.3%
Risk free interest rate	.81%	.81%
Expected life	5 years	5 years

The range of expected volatilities for options issued during the six months ended May 31, 2013 are as follows:

May 31, 2013

111.6% - 114.9%

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	1,112,260	$2.11	6.40	$88,614

Granted	—	—		—
Exercised	32,496	1.50		31,149
Expired/forfeited	(63,748)	2.13		23,700

Outstanding at May 31, 2014	1,016,016	$2.13	6.20	$435,491

Exercisable at May 31, 2014	972,270	$2.12	6.27	$427,684

The weighted average grant date fair value of options granted during the six months ended May 31, 2013 was $1.67.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2013 or May 31, 2014, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the six months ended May 31, 2014 the Company issued 32,496 common shares to option holders who exercised options for $48,665.

During the six months ended May 31, 2013 the Company issued 7,500 common shares to option holders who exercised options for $11,825.

Significant option groups outstanding and exercisable at May 31, 2014 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	2,500	1.20	$0.68	2,500	$0.68
$1.01 to $2.00	488,013	6.80	$1.72	480,928	$1.71
$2.01 to $3.00	525,503	5.66	$2.52	488,842	$2.52

	1,016,016	6.20	$2.13	972,270	$2.12

A summary of the status of the Company’s non-vested shares as of May 31, 2014, and changes during the six months ended May 31, 2014, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2013	109,152	$1.79

Granted	—	—
Vested	(43,743)	1.67
Forfeited	(21,663)	1.84

Non-vested at May 31, 2014	43,746	$1.86

As of May 31, 2014, there was approximately $25,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .47 years as of May 31, 2014. The total fair value of shares vested during the six months ended May 31, 2014 was approximately $73,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three and six months ended May 31, 2014 and May 31, 2013.

Stock option activity for options with performance-based and market-based vesting conditions for the six months ended May 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	640,000	$1.74	7.83	$70,000

Granted	—	—
Exercised	—	—
Expired/forfeited	(600,000)	1.72

Outstanding at May 31, 2014	40,000	$2.05	4.76	$16,000

Exercisable at May 31, 2014	—	—	—	—

As of fiscal year ended November 30, 2013, the Company had 213,334 options outstanding that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. During the first quarter fiscal 2014, 200,000 options were forfeited as certain market conditions were not met by the end of the requisite service period. As of May 31, 2014 there was approximately $6,200 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

As of fiscal year ended November 30, 2013, the Company had 426,666 options outstanding that require certain performance targets to be met before vesting can occur. During the first quarter fiscal 2014, 400,000 options were forfeited as certain performance targets were not met by the end of the requisite service period. Management has deemed the performance targets for the remaining 26,666 options to be improbable as of May 31, 2014 and thus no compensation cost has been recognized to date. The Company will reevaluate the probability of achieving these targets on a quarterly basis, and adjust compensation expense accordingly. As of May 31, 2014, there was approximately $44,000 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. If the performance conditions are not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options will be recognized.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of May 31, 2014 was $80,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of operations. These shares are not reflected as outstanding in the accompanying financial statements as they were issued subsequent to the balance sheet date. As of May 31, 2014, there was approximately $120,000 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. As of May 31, 2014, there was approximately $15,000 of total unrecognized compensation cost related to the non-vested performance-based shares of restricted common stock.

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

On August 19, 2011, the Company received notification from Mexico that it was terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination was revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. The amendment will result in a reduction of licensee income in future periods. In December 2013, Mexico paid the balance due of $563,000. The Company recognized the balance paid as licensee and interest income during the six months ended May 31, 2014 in the accompanying consolidated statement of operations. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of May 31, 2014 and November 30, 2013, the Company recorded a receivable of $0 and $550,782, respectively, and deferred revenue of $0 and $551,585, respectively, in the accompanying consolidated balance sheets. Note receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received six installments of $50,000 during the six months ended May 31, 2013, which is reflected in the consolidated statement of operations as of May 31, 2013 as licensee and other income.

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

Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $449,664 and $382,979 for the three months ended May 31, 2014 and May 31, 2013, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations. Processing and storage revenues from specimens originating in territories that store at the Company’s facility in Oldsmar, Florida totaled $812,611 and $757,199 for the six months ended May 31, 2014 and May 31, 2013, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2014 and May 31, 2013. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	Three Months Ended May 31, 2014			Six Months Ended May 31, 2014
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,411	$169,411	$—	$338,823	$338,823
Mexico	—	—	—	—	793,839	793,839

Total	$—	$169,411	$169,411	$—	$1,132,662	$1,132,662

	Three Months Ended May 31, 2013			Six Months Ended May 31, 2013
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,412	$169,412	$—	$338,824	$338,824
Mexico	—	158,818	158,818	—	312,940	312,940

Total	$—	$328,230	$328,230	$—	$651,764	$651,764

Note 6 – Proxy Contest

In August 2007, Mr. David Portnoy (the plaintiff) brought an action against the Company and its directors in Delaware Chancery Court in New Castle County. The plaintiff alleged breaches of fiduciary duties in connection with the Company’s 2007 Annual Meeting and requested declaratory and injunctive relief relating to the election of directors at that meeting. On January 22, 2008, the Court issued an order under which the Company was required to hold a special meeting of stockholders for the election of directors on March 4, 2008 and the order provided that directors who sat on the Company’s Board of Directors prior to the 2007 Annual Meeting would continue in office until the special meeting. On March 4, 2008, the Company held a Special Meeting of Stockholders, at which the directors nominated in management’s proxy statement dated February 11, 2008 were elected by the Company’s stockholders.

On May 9, 2011, the Company was notified that Mr. David Portnoy nominated five directors to the Company’s board of directors to compete with the Company’s board of directors at the 2011 Annual Meeting. Mr. Portnoy conducted his own solicitation of the Company’s stockholders in favor of his nominees. In light of the activities associated with the 2007 annual meeting, on June 6, 2011, Mr. Portnoy brought another action seeking declaratory relief in the Delaware Chancery Court.

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is designated as restricted cash. The Trust became irrevocable upon the Change in Control on August 25, 2011. During the three months ended May 31, 2014 and May 31, 2013, $0 and $41,287, respectively, in legal fees were paid from the trust on behalf of one of the Participants. During the six months ended May 31, 2014 and May 31, 2013, $1,790 and $49,721, respectively, in legal fees were paid from the trust on behalf of one of the Participants. During the second quarter fiscal 2014, the balance in the trust was transferred to the Company. As of May 31, 2014 and November 30, 2013 the balance in the trust is $0 and $764,192, respectively, which is reflected in the accompanying consolidated balance sheets as of May 31, 2014 and November 30, 2013. As of May 31, 2014, one of the three Participants continues to be employed by the Company.

The Company held its 2011 Annual Meeting of Stockholders on August 25, 2011 at which meeting Mr. Portnoy’s nominees were elected to the Company’s Board of Directors triggering a complete change in the Company’s Board of Directors.

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

On November 15, 2013, the parties came to a final settlement on this action. The terms of the settlement are confidential. Upon completion of the settlement, the claims in the lawsuit were dismissed with prejudice. In December 2013, the Company paid $525,000 in full settlement. The Company recorded an accrual of $525,000 which is reflected in accrued expenses on the accompanying consolidated financial statements as of November 30, 2013.

On November 13, 2013, Plantiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law. A hearing is scheduled for July 9, 2014.

On October 11, 2013, a Complaint was filed by the Company in the Circuit Court of Hillsborough County, Florida, styled: Cryo-Cell International, Inc. v. Dilworth Paxson LLP et al, Case No. 13-CA-D09980. The Complaint alleged that Dilworth Paxson LLP and a partner for the firm were negligent and breached the duty of reasonable care owed to the Company. The Complaint alleges the defendant’s negligence led to the cancellation of the license agreement with Cryo-Cell de Mexico. The Company lost profits and income that would have been earned under the original agreement and was forced to renegotiate the terms of the agreement with terms far less lucrative to the Company. The defendants removed the case to the United States District Court for the Middle District of Florida as permitted because the parties are citizens of different states and the amount in controversy exceeds the jurisdictional minimum of $75,000. The case now bears a case number of 8:13-Civ-2639-T-33AEP. On June 2, 2014, a confidential settlement was executed by both parties.

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

As of May 31, 2014, the Company had repurchased a total of 1,763,346 shares of the Company’s common stock at an average price of $2.18 per share through open market and privately negotiated transactions. The Company purchased 636,531 and 300,391 shares of the Company’s common stock during the six months ended May 31, 2014 and May 31, 2013, respectively, at an average price of $2.21 per share and $2.22 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of May 31, 2014 and November 30, 2013. As of May 31, 2014 and November 30, 2013, 1,913,446 and 1,276,915 shares, respectively, were held as treasury stock, which include 150,100 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Subsequent to the balance sheet date, the Company repurchased an additional 52,940 shares of the Company’s common stock at an average price of $2.69 per share through open market and privately negotiated transactions.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include:

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

During the six months ended May 31, 2014, total revenue increased 8% as compared to the same period in 2013. The Company reported net income of approximately $613,000 or $0.06 per basic common share for the six months ended May 31, 2014 compared to net income of approximately $350 or $0.00 per basic common share for the same period in 2013. The net income for the six months ended May 31, 2014 principally resulted from the 8% increase in revenues which was partially offset by a 4% increase in selling, general and administrative expenses and a 6% increase in cost of sales.

At May 31, 2014, the Company had cash and cash equivalents of $3,403,716. The Company’s cash decreased by approximately $521,000 during the first six months of fiscal 2014, primarily as a result of approximately $1,407,000 used for the stock repurchase plan pursuant to which the Company repurchased 636,531 shares of the Company’s common stock during the six months ended May 31, 2014 which was offset by approximately $362,000 by cash provided by operations and approximately $764,000 transferred from the trust (See Note 6). As of May 31, 2014, the Company had no long-term indebtedness.

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

Results of Operations - Six Month Period Ended May 31, 2014 Compared to the Six Month Period Ended May 31, 2013

Revenues. Revenues for the six months ended May 31, 2014 were $10,213,328 as compared to $9,458,650 for the same period in 2013. The increase in revenue was primarily attributable to a 3% increase in processing and storage fees and by a 74% increase in licensee income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an 8% increase in recurring annual storage fee revenue. The Company had a 18% decrease in the number of new cord blood specimens processed in the first six months of fiscal 2014 versus the same period in 2013. The decrease in new cord blood specimens is primarily attributable to the 51% decrease in the number of new specimens from the Company’s international affiliates, mainly Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT).

Licensee Income. Licensee income for the six months ended May 31, 2014, was $1,132,662 as compared to $651,764 for the 2013 period. Licensee income for the six months ended May 31, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014. The remaining licensee income consists of royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment is expected to result in a reduction of licensee income in future periods. Licensee income for the six months ended May 31, 2013 consists of royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements.

Cost of Sales. Cost of sales for the six months ended May 31, 2014 was $2,824,066 as compared to $2,654,837 for the same period in 2013, representing a 6% increase. Cost of sales was 28% of revenues for the six months ended May 31, 2014 and 28% for the six months ended May 31, 2013. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $103,000 and $104,000 for the six months ended May 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2014 were $5,875,863 as compared to $5,653,246 for the 2013 period representing a 4% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses is approximately $354,000 in legal fees during the first quarter of fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which is excluded from the Company’s directors and officer’s insurance policy.

Abandonment of Patents. During the six months ended May 31, 2014 and May 31, 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of operations. The impact to future operations is considered immaterial and is not expected to impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2014 were $32,691 as compared to $17,986 for the 2013 period representing an 82% increase. The expenses for each period primarily relate to implementation enhancements of the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2014 was $88,204 compared to $101,855 for the 2013 period.

Interest Expense. Interest expense during the six months ended May 31, 2014, was $526,860 compared to $512,749 during the comparable period in 2013. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue

Equity in Losses of Affiliate. Equity in losses of affiliate was $189,651 for the six months ended May 31, 2014, compared to $76,900 for the 2013 period. Equity in losses of affiliate for the six months ended May 31, 2014 consists of $112,500 related to additional investments made by the Company into Saneron and $77,151 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the six months ended May 31, 2013, consists of $76,900 which solely related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $72,702 and $85,118 for the six months ended May 31, 2014 and May 31, 2013, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

The Company did not record U.S. income tax expense or benefit during the six months ended May 31, 2014 and for the same period in 2013, due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Results of Operations - Three Month Period Ended May 31, 2014 Compared to the Three Month Period Ended May 31, 2013

Revenues. Revenues for the three months ended May 31, 2014 were $4,892,846 as compared to $4,858,563 for the same period in 2013. The increase in revenue was primarily attributable to a 4% increase in processing and storage fees offset by a 48% decrease in licensee income. The decrease in licensee income is due to Mexico paying the balance due per the amendment dated August 19, 2011 during the first quarter 2014. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an 8% increase in recurring annual storage fee revenue. The Company also had a 14% decrease in the number of new cord blood specimens processed for three months ended May 31, 2014 versus the same period in 2013. The decrease in new cord blood specimens is primarily attributable to a 46% decrease in the number of new specimens from the Company’s international affiliates, mainly Ecuador.

Licensee Income. Licensee income for the three months ended May 31, 2014, was $169,411 as compared to $328,230 for the 2013 period. Licensee income for the three months ended May 31, 2014 and May 31, 2013, consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements

Cost of Sales. Cost of sales for the three months ended May 31, 2014 was $1,489,705 as compared to $1,375,024 for the same period in 2013, representing an 8% increase. Cost of sales was 30% of revenues for the three months ended May 31, 2014 and 28% for the three months ended May 31, 2013. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $52,000 and $52,000 for the three months ended May 31, 2014 and 2013, respectively. The increase in cost of sales during the three months ended May 31, 2014 compared to the 2013 period is primarily attributable to the increase in laboratory costs associated with the Company’s new superior processing technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2014 were $2,753,140 as compared to $2,957,968 for the 2013 period representing a 7% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses was primarily due to a decrease of approximately $175,000 in legal fees.

Abandonment of Patents. During the three months ended May 31, 2014 and May 31, 2013 management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of operations The impact to future operations is immaterial and it will not impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2014 were $18,323 as compared to $7,065 for the 2013 period. The expenses for each period primarily relate to implementation enhancements of the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2014 was $43,699 compared to $50,841 for the 2013 period.

Interest Expense. Interest expense during the three months ended May 31, 2014, was $252,544 compared to $262,211 during the comparable period in 2013. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $76,076 for the three months ended May 31, 2014, compared to $38,450 for the 2013 period. Equity in losses of affiliate for the three months ended May 31, 2014 consists of $37,500 related to additional investments made by the Company into Saneron and $38,576 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the three months ended May 31, 2013 consists solely of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $25,411 and $42,794 for the three months ended May 31, 2014 and 2013, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations. The decrease in foreign tax expense is attributable to the increase in royalties recognized during the period ended May 31, 2014 compared to May 31, 2013.

The Company did not record U.S. income tax expense or benefit during the three months ended May 31, 2014 and for the same period in 2013, due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Liquidity and Capital Resources

Through May 31, 2014, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At May 31, 2014, the Company had cash and cash equivalents of $3,403,716 as compared to $3,925,156 at November 30, 2013. The decrease in cash and cash equivalents during the six months ended May 31, 2014 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2014 was $361,757 principally due to an 8% increase in revenues which was partially offset by a 4% increase in selling, general and administrative expenses and a 6% increase in cost of sales.

Net cash provided by operating activities for the six months ended May 31, 2013 was $1,089,396 principally due to a 10% increase in revenues and a 24% decrease in selling, general and administrative expenses. This was partially offset by a 19% increase in cost of sales.

Net cash provided by investing activities for the six months ended May 31, 2014 was $475,416, which was primarily attributable to the transfer of $764,098 from the trust which was offset by $176,182 of purchases of property and equipment and marketable securities and the investment of $112,500 into Saneron (see above).

Net cash used in investing activities for the six months ended May 31, 2013 was $206,173, which was primarily attributable to the purchases of property and equipment.

Net cash used in financing activities for the six months ended May 31, 2014 was $1,358,613, which was primarily attributable the stock repurchase plan pursuant to which the Company has repurchased 636,531 shares of the Company’s common stock for approximately $1,407,000.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CEO and CFO Certifications

Appearing as exhibits 31.1, 31.2 and 31.3 to this report there are Certifications of the Co-CEOs and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

On November 15, 2013, the parties came to a final settlement on this action. The terms of the settlement are confidential. Upon completion of the settlement, the claims in the lawsuit were dismissed with prejudice. In December 2013, the Company paid $525,000 in full settlement. The Company recorded an accrual of $525,000 which is reflected in accrued expenses on the accompanying consolidated financial statements as of November 30, 2013.

On November 13, 2013, Plantiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the

Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law. A hearing is scheduled for July 9, 2014.

On October 11, 2013, a Complaint was filed by the Company in the Circuit Court of Hillsborough County, Florida, styled: Cryo-Cell International, Inc. v. Dilworth Paxson LLP et al, Case No. 13-CA-D09980. The Complaint alleged that Dilworth Paxson LLP and a partner for the firm were negligent and breached the duty of reasonable care owed to the Company. The Complaint alleges the defendant’s negligence led to the cancellation of the license agreement with Cryo-Cell de Mexico. The Company lost profits and income that would have been earned under the original agreement and was forced to renegotiate the terms of the agreement with terms far less lucrative to the Company. The defendants removed the case to the United States District Court for the Middle District of Florida as permitted because the parties are citizens of different states and the amount in controversy exceeds the jurisdictional minimum of $75,000. The case now bears a case number of 8:13-Civ-2639-T-33AEP. On June 2, 2014, a confidential settlement was executed by both parties.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2014	245,018	$2.23	245,018	1,410,416
April 1 – 30, 2014	84,355	$2.23	84,355	1,326,061
May 1 – 31, 2014	89,407	$2.45	89,407	1,236,654

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

Date: July 3, 2014