Form 10-Q
period 2014-08-31
CRYO CELL INTERNATIONAL INC
filed 2014-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2014, 11,917,119 shares of $0.01 par value common stock were issued and 9,756,331 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2014 (unaudited)	November 30, 2013
Current Assets
Cash and cash equivalents	$3,448,977	$3,925,156
Restricted cash	204,085	968,130
Marketable securities	122,663	37,910
Accounts receivable (net of allowance for doubtful accounts of $1,839,938 and $1,994,575, respectively)	3,950,622	3,336,460
Note receivable	—	550,782
Prepaid expenses and other current assets	539,924	644,969

Total current assets	8,266,271	9,463,407

Property and Equipment – net	1,015,908	1,207,279

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	758,764	684,000
Deposits and other assets, net	65,678	146,116

Total other assets	824,442	830,116

Total assets	$10,106,621	$11,500,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,038,519	$1,194,825
Accrued expenses	1,143,235	1,800,811
Deferred revenue	6,621,864	6,814,797

Total current liabilities	8,803,618	9,810,433

Other Liabilities
Deferred revenue, net of current portion	9,222,798	8,658,354
Long-term liability – revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	11,522,798	10,958,354

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,916,286 issued and 9,821,169 outstanding as of August 31, 2014 and 11,870,040 issued and 10,743,225 outstanding as of November 30, 2013)	119,163	118,700
Additional paid-in capital	27,676,761	27,265,340
Treasury stock, at cost	(4,736,219)	(2,926,123)
Accumulated deficit	(33,279,500)	(33,725,902)

Total stockholders’ deficit	(10,219,795)	(9,267,985)

Total liabilities and stockholders’ deficit	$10,106,621	$11,500,802

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Month Ended		For the Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue:
Processing and storage fees	$4,768,533	$4,505,823	$13,849,199	$13,312,709
Licensee income	169,412	323,816	1,302,074	975,580

Total revenue	4,937,945	4,829,639	15,151,273	14,288,289

Costs and Expenses:
Cost of sales	1,499,739	1,360,267	4,323,805	4,015,104
Selling, general and administrative expenses	2,948,185	2,835,886	8,824,048	8,489,132
Abandonment of patents	—	—	25,649	378,837
Research, development and related engineering	17,852	8,139	50,543	26,125
Depreciation and amortization	43,211	42,811	131,415	144,666

Total costs and expenses	4,508,987	4,247,103	13,355,460	13,053,864

Operating Income	428,958	582,536	1,795,813	1,234,425

Other Income (Expense):
Other income	195,010	7,708	230,253	30,934
Interest expense	(309,317)	(314,883)	(836,177)	(827,632)

Total other expense	(114,307)	(307,175)	(605,924)	(796,698)

Income before equity in losses of affiliate and income tax expense	314,651	275,361	1,189,889	437,727
Equity in losses of affiliate	(52,667)	(38,575)	(242,318)	(115,475)

Income before income tax expense	261,984	236,786	947,571	322,252
Income tax expense	(25,412)	(42,352)	(98,114)	(127,470)

Net Income	$236,572	$194,434	$849,457	$194,782

Net income per common share – basic	$0.02	$0.02	$0.08	$0.02

Weighted average common shares outstanding – basic	10,025,939	10,774,892	10,319,514	10,900,750

Net income per common share – diluted	$0.02	$0.02	$0.08	$0.02

Weighted average common shares outstanding – diluted	10,252,265	10,863,899	10,484,849	11,010,279

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2014	August 31, 2013
Net income	$849,457	$194,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	287,010	300,311
Abandonment of patents	25,649	378,837
Loss on sale of property and equipment	—	44,428
Compensatory element of stock options	255,380	225,177
Provision for doubtful accounts	913,235	583,182
Equity in losses of affiliate	242,318	115,475
Changes in assets and liabilities:
Accounts receivable	(1,527,397)	(319,521)
Notes receivable	550,782	—
Prepaid expenses and other current assets	105,045	136,719
Deposits and other assets, net	52,628	28,400
Accounts payable	(156,306)	34,929
Accrued expenses	(657,576)	(1,232,887)
Deferred revenue	371,511	353,993

Net cash provided by operating activities	1,311,736	843,825

Cash flows from investing activities:
Release of restricted cash held in escrow	764,045	1,156,030
Purchases of property and equipment	(93,478)	(239,381)
Purchases of marketable securities and other investments, net	(84,753)	(18,480)
Investments in patents	—	(34,525)
Investment in affiliate	(150,000)	—

Net cash provided by investing activities	435,814	863,644

Cash flows from financing activities:
Treasury stock purchases	(2,294,631)	(672,066)
Proceeds from the exercise of stock options	70,902	14,950

Net cash used in financing activities	(2,223,729)	(657,116)

(Decrease) increase in cash and cash equivalents	(476,179)	1,050,353
Cash and cash equivalents – beginning of period	3,925,156	2,677,382

Cash and cash equivalents – end of period	$3,448,977	$3,727,735

Supplemental non-cash disclosure:
Disposition of Cryo-Cell common stock held by Saneron, increase in investment	$74,764	—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013, the related Consolidated Statements of Operations for the three and nine months ended August 31, 2014 and August 31, 2013 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2014 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2014.

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

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen or the 21-year storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a stand-alone basis. Because the Company has neither VSOE nor TPE for the processing and 21-year storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time the processing of the specimen is complete. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,280,000 and $10,852,000 as of August 31, 2014 and November 30, 2013, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of income or losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three and nine months ended August 31, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $25,000 and $42,000 for the three months ended August 31, 2014 and 2013, respectively, of foreign income tax expense. The Company recognized approximately $98,000 and $127,000 for the nine months ended August 31, 2014 and 2013, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2014 and August 31, 2013, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Due to tests performed during the second quarter of fiscal 2014 and 2013, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of operations. The impact to future operations is insignificant and it will not impact the Company’s core operations.

Leases

In June 2013, the Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The termination fee was $150,000 and is reflected, net of rent paid for May and June 2013, in selling, general and administrative expenses for the three and nine months ended August 31, 2013.

Stock Compensation

As of August 31, 2014, the Company has three stock-based employee compensation plans, which are described in Note 4 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $48,000 and $63,000 for the three months ended August 31, 2014 and August 31, 2013, respectively, of stock option compensation expense. The Company recognized approximately $255,000 and $225,000 for the nine months ended August 31, 2014 and August 31, 2013, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 and November 30, 2013, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at August 31, 2014	Fair Value Measurements at August 31, 2014 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$122,663	$122,663	—	—

	Fair Value at November 30, 2013	Fair Value Measurements at November 30, 2013 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$37,910	$37,910	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy.

There was $34,560 and $394 in unrealized holding gains recorded in other income on the accompanying consolidated statements of operations for the three months ended August 31, 2014 and 2013. There was $11,680 and $1,996 in unrealized holding loss and gain, respectively, recorded in other income on the accompanying consolidated statements of operations for the nine months ended August 31, 2014 and 2013.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of August 31, 2014 and November 30, 2013 the Company recorded reserves under these programs in the amounts of $16,453 and $15,608, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Numerator:
Net Income	$236,572	$194,434	$849,457	$194,782

Denominator:
Weighted-average shares outstanding – basic	10,025,939	10,774,892	10,319,514	10,900,750
Dilutive common shares issuable upon exercise of stock options	226,326	89,007	165,335	109,529

Weighted-average shares – diluted	10,252,265	10,863,899	10,484,849	11,010,279

Net income per common share:
Basic	$0.02	$0.02	$0.08	$0.02

Diluted	$0.02	$0.02	$0.08	$0.02

For the three and nine months ended August 31, 2014, the Company excluded the effect of 262,500 and 288,500, outstanding options, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and nine months ended August 31, 2013, the Company excluded the effect of 588,000 and 511,000, outstanding options, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2014 and November 30, 2013, the Company had an ownership interest of approximately 33% and 34%, respectively, in Saneron, which is accounted for under the equity method. As of August 31, 2014 and November 30, 2013, the net Saneron investment, which includes goodwill of approximately $684,000, is reflected on the consolidated balance sheets at $758,764 and $684,000, respectively. As of August 31, 2014 and November 30, 2013, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of other than temporary impairment and goodwill was not impaired as of August 31, 2014 and November 30, 2013.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made the four quarterly payments of $37,500 as of August 31, 2014.

For the three and nine months ended August 31, 2014, the Company recorded equity in losses of Saneron operations of approximately $53,000 and $242,000. For the three and nine months ended August 31, 2014, $37,500 and $150,000, respectively, was related to valuation allowances associated with the note entered into as discussed above and $8,500 and $86,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and nine months ended August 31, 2013, the Company recorded equity in losses of Saneron operations of approximately $39,000 and $115,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense as this offsets additional paid-in capital and not the investment balance.

During the third quarter of fiscal 2014, the Company repurchased 93,800 common shares that were held by Saneron for $2.60 per share. During the third quarter of fiscal 2014, the Company was also made aware that the remaining 56,300 common shares of Cryo-Cell common stock owned by Saneron were sold by Saneron in prior periods. The Company should have increased the investment in Saneron in those prior periods, which investment amount would have then been reduced each quarter thereafter through our 2011 fiscal year for the Company’s portion of the losses in Saneron. A classification correction was made during the third quarter of fiscal 2014 to reclassify approximately $400,000 from treasury stock to accumulated deficit on the accompanying consolidated balance sheets.

Note 4 – Stockholder’s Equity

Common Stock Issuances

During the nine months ended August 31, 2014, the Company issued 46,246 common shares to option holders who exercised options for $70,902. During the nine months ended August 31, 2013, the Company issued 10,000 common shares to option holders who exercised options for $14,950.

During the three months ended August 31, 2014, the Company issued 13,750 common shares to option holders who exercised options for $22,238. During the three months ended August 31, 2013, the Company issued 2,500 common shares to option holders who exercised options for $3,125.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the 2000 Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of August 31, 2014 and November 30, 2013, there were 2,500 and 12,500 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). As of August 31, 2014 and November 30, 2013, there were 585,597 and 739,760 shares outstanding under the 2006 Plan, respectively. As of August 31, 2014, there were 274,511 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of August 31, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 261,488 performance-based and 87,162 market-based restricted common shares granted under the 2012 plan. As of November 30, 2013, there were 400,000 service-based options issued, 400,000 performance-based and 200,000 market-based options to purchase shares granted under the 2012 plan. As of August 31, 2014, there were 1,621,621 shares available for future issuance under the 2012 Plan.

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

There were no options granted during the three and nine months ended August 31, 2014.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2013:

	Three Months Ended	Nine Months Ended
	August 31, 2013	August 31, 2013
Weighted average values:
Expected dividends	0%	0%
Expected volatility	108.75%	110.46%
Risk free interest rate	1.35%	1.15%
Expected life	5.0 years	5.0 years

The range of expected volatilities for options issued during the nine months ended August 31, 2013 are as follows:

Nine Months Ended
August 31, 2013
108.75% – 114.99%

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	1,112,260	$2.11	6.40	$88,614
Granted	—	—		—
Exercised	(46,246)	1.53		$48,237
Expired/forfeited	(77,917)	2.15		$62,492

Outstanding at August 31, 2014	988,097	$2.13	6.07	$807,333

Exercisable at August 31, 2014	972,270	$2.13	6.09	$794,730

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2013 or August 31, 2014, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the nine months ended August 31, 2014, the Company issued 46,246 common shares to option holders who exercised options for $70,902.

During the nine months ended August 31, 2013, the Company issued 10,000 common shares to option holders who exercised options for $14,950.

Significant option groups outstanding and exercisable at August 31, 2014 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	2,500.95		0.68	2,500	$0.68
$1.01 to $2.00	474,263	6.67	1.72	471,764	$1.72
$2.01 to $3.00	511,334	5.54	2.52	498,006	$2.53

	988,097	6.07	$2.13	972,270	$2.13

A summary of the status of the Company’s non-vested shares as of August 31, 2014, and changes during the nine months ended August 31, 2014, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2013	109,152	$1.79
Granted	—	—
Vested	(69,996)	1.79
Forfeited	(23,329)	1.82

Non-vested at August 31, 2014	15,827	$1.72

As of August 31, 2014, there was approximately $5,400 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .56 years as of August 31, 2014. The total fair value of shares vested during the nine months ended August 31, 2014 was approximately $125,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three and nine months ended August 31, 2014 and August 31, 2013.

Stock option activity for options with performance-based and market-based vesting conditions for the nine months ended August 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	640,000	$1.74	7.83	$70,000
Granted	—	—
Exercised	—	—
Expired/forfeited	(640,000)	1.74

Outstanding at August 31, 2014	—	—	—	—

Exercisable at August 31, 2014	—	—	—	—

As of fiscal year ended November 30, 2013, the Company had 213,334 options outstanding that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2014, 213,334 options were forfeited as certain market conditions were not met by the end of the requisite service period. As of August 31, 2014 there was $0 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

As of fiscal year ended November 30, 2013, the Company had 426,666 options outstanding that require certain performance targets to be met before vesting can occur. During fiscal 2014, 426,666 options were forfeited as certain performance targets were not met by the end of the requisite service period. As of August 31, 2014, there was $0 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. Since the performance conditions were not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options was recognized.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of August 31, 2014 was $80,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of operations. These shares are not reflected as outstanding in the accompanying financial statements as they were issued subsequent to the balance sheet date. As of August 31, 2014, there was approximately $100,000 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. As of August 31, 2014, there was approximately $7,500 of total unrecognized compensation cost related to the non-vested performance-based shares of restricted common stock.

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

On August 19, 2011, the Company received notification from Mexico that it was terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination was revoked and Mexico will pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. The amendment will result in a reduction of licensee income in future periods. In December 2013, Mexico paid the balance due of $563,000. The Company recognized the balance paid as licensee and interest income during the nine months ended August 31, 2014 in the accompanying consolidated statement of operations. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of August 31, 2014 and November 30, 2013, the Company recorded a receivable of $0 and $550,782, respectively, and deferred revenue of $0 and $551,585, respectively, in the accompanying consolidated balance sheets. Note receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received nine installments of $50,000 during the nine months ended August 31, 2013 which is reflected in the consolidated statement of operations as of August 31, 2013 as licensee and other income.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan. In October 2012, the Company sent a notice of termination to the Company’s Venezuelan affiliate for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Venezuela. The Company is in the process of discussing a new agreement. The Company continues to accept umbilical cord blood stem cell specimens to be processed and stored during the negotiations. In December 2012, the Company sent a notice of termination to the Company’s affiliate in Ecuador for failure to meet its payment obligation in accordance with the contract. Subsequent to the notice of termination, payment was received for outstanding processing and storage fees due from Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). As a result, the Company recorded an additional allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador in the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, the Company began to bill the Ecuadorian clients directly for cord blood specimens that are stored at the Company’s facility in Oldsmar, Florida.

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $500,000 and $381,000 for the three months ended August 31, 2014 and August 31, 2013, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations. Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,313,000 and $1,134,000 for the nine months ended August 31, 2014 and August, 31, 2013, respectively, and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2014 and August 31, 2013. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	Three Months Ended August 31, 2014				Nine Months Ended August 31, 2014
	License Fee		Process and Storage Royalties	Total	License Fee		Process and Storage Royalties	Total
India		$—	$169,412	$169,412		$—	$508,235	$508,235
Mexico		—	—	—		—	793,839	793,839

Total	$		$169,412	$169,412	$		$1,302,074	$1,302,074

	Three Months Ended August 31, 2013			Nine Months Ended August 31, 2013
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$169,411	$169,411	$—	508,235	508,235
Mexico	—	154,405	154,405	—	467,345	467,345

Total	$—	$323,816	$323,816	$—	$975,580	$975,580

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). On August 25, 2011, the Company transferred $2,500,000 to the Trust which was designated as restricted cash. The Trust became irrevocable upon the Change in Control on August 25, 2011. During the three months ended August 31, 2014 and August 31, 2013, $0 and $19,122, respectively, in legal fees were paid from the trust on behalf of one of the Participants. During the nine months ended August 31, 2014 and August 31, 2013, $1,790 and $68,843, respectively, in legal fees were paid from the trust on behalf of one of the Participants. During the second quarter of fiscal 2014, the balance in the trust was transferred to the Company. As of August 31, 2014 and November 30, 2013 the balance in the trust was $0 and $764,192, respectively, which is reflected in the accompanying consolidated balance sheets as of August 31, 2014 and November 30, 2013. As of August 31, 2014, one of the three Participants continues to be employed by the Company.

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

Note 7 – Legal Proceedings

On February 25, 2011, a Complaint and Demand for Jury Trial was filed against the Company in the United States District Court, Middle District of Florida, Tampa Division, styled: Charles D. Nyberg; Mary J. Nyberg; and Red Rock Partners, an Arizona general partnership vs. Cryo-Cell International, Inc., Case No. 8:11-CV-399-T-30AEP. The Complaint was amended on May 25, 2011 and served on the Company on May 26, 2011. The Complaint alleged that the Company had underpaid amounts owed to plaintiffs’ Florida and Texas Revenue Sharing Agreements with the Company. The Complaint did not specify the amount claimed, other than stating that it was more than $75,000 which is the jurisdictional amount of the court the complaint was filed in.

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

On November 13, 2013, Plantiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law. A hearing took place on July 9, 2014, and on July 28, 2014, the Court has dismissed the case.

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

As of August 31, 2014, the Company had repurchased 2,095,117 shares of the Company’s common stock at an average price of $2.26 per share through open market and privately negotiated transactions. The Company purchased 968,302 and 302,391 shares of the Company’s common stock during the nine months ended August 31, 2014 and August 31, 2013, respectively, at an average price of $2.37 per share and $2.22 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of August 31, 2014 and November 30, 2013. As of August 31, 2014 and November 30, 2013, 2,095,117 and 1,128,815 shares, respectively, were held as treasury stock.

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

During the nine months ended August 31, 2014, total revenue increased 6% as compared to the same period in 2013. The Company reported net income of approximately $850,000 or $0.08 per basic common share for the nine months ended August 31, 2014, compared to a net income of approximately $195,000 or $0.02 per basic common share for the same period in 2013. The net income for the nine months ended August 31, 2014 principally resulted from the 6% increase in revenues which was partially offset by a 4% increase in selling, general and administrative expenses and an 8% increase in cost of sales.

At August 31, 2014, the Company had cash and cash equivalents of $3,448,977. The Company’s cash decreased by approximately $476,000 during the first nine months of fiscal 2014, primarily as a result of approximately $2,295,000 used for the stock repurchase plan pursuant to which the Company repurchased 968,302 shares of the Company’s common stock during the nine months ended August 31, 2014 which was offset by approximately $1,312,000 by cash provided by operations and approximately $764,000 transferred from the trust (See Note 6 to the consolidated financial statements). As of August 31, 2014, the Company had no long-term indebtedness.

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

Results of Operations – Nine Month Period Ended August 31, 2014 Compared to the Nine Month Period Ended August 31, 2013

Revenue. Revenue for the nine months ended August 31, 2014 was $15,151,273 as compared to $14,288,289 for the same period in 2013. The increase in revenue was primarily attributable to a 4% increase in processing and storage fees and a 33% increase in licensee income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an 8% increase in recurring annual storage fee revenue. The Company had a 17% decrease in the number of new cord blood specimens processed in the first nine months of fiscal 2014 versus the same period in 2013. The decrease in new cord blood specimens is primarily attributable to the 49% decrease in the number of new specimens from the Company’s international affiliates, mainly Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT).

Licensee Income. Licensee income for the nine months ended August 31, 2014 was $1,302,074 as compared to $975,580 for the 2013 period. Licensee income for the nine months ended August 31, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014. The remaining licensee income consists of royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment has resulted in a reduction of ongoing licensee income. Licensee income for the nine months ended August 31, 2013 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Cost of Sales. Cost of sales for the nine months ended August 31, 2014 was $4,323,805 as compared to $4,015,104 for the same period in 2013, representing an 8% increase. Cost of sales was 29% of revenues for the nine months ended August 31, 2014 and 28% for the nine months ended August 31, 2013. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $156,000 and $156,000 for the nine months ended August 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2014 were $8,824,048 as compared to $8,489,132 for the 2013 period representing a 4% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses is approximately $321,000 in legal fees during the first nine months of fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which is excluded from the Company’s directors and officer’s insurance policy. Included in selling, general and administrative expenses for the nine months ended August 31, 2013 is approximately $150,000 of lease expense, less May and June 2013 rent payments, due to a lease amendment during the nine months ended August 31, 2013. The Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. As a result of the Company’s affiliate in Ecuador being closed during the third quarter of fiscal 2013, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador as of August 31, 2013.

Abandonment of Patents. During the nine months ended August 31, 2014 and August 31, 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of operations. The impact to future operations is considered immaterial and is not expected to impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2014 were $50,543 as compared to $26,125 for the 2013 period representing a 93% increase. The expenses for the nine months ended August 31, 2014 and 2013 are primarily comprised of expenses related to the Company’s cord tissue product.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2014 was $131,415 compared to $144,666 for the 2013 period.

Interest Expense. Interest expense during the nine months ended August 31, 2014, was $836,177 compared to $827,632 during the comparable period in 2013. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $242,318 for the nine months ended August 31, 2014, compared to $115,475 for the 2013 period. Equity in losses of affiliate for the nine months ended August 31, 2014 consists of $150,000 related to additional investments made by the Company into Saneron and $85,602 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the nine months ended August 31, 2013 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $98,114 and $127,470 for the nine months ended August 31, 2014 and 2013, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of operations.

The Company did not record U.S. income tax expense or benefit during the nine months ended August 31, 2014 and for the same period in 2013, due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Results of Operations – Three Month Period Ended August 31, 2014 Compared to the Three Month Period Ended August 31, 2013

Revenue. Revenue for the three months ended August 31, 2014 was $4,937,945 as compared to $4,829,639 for the same period in 2013, an increase of 2%. The increase in revenue was primarily attributable to a 6% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 6% increase in recurring annual storage fee revenue. The Company had a 14% decrease in the number of new cord blood specimens processed in the three months ended August 31, 2014 versus the same period in 2013. The decrease in new cord blood specimens is primarily attributable to the 47% decrease in the number of new specimens from the Company’s international affiliates, mainly Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT).

Licensee Income. Licensee income for the three months ended August 31, 2014, was $169,412 as compared to $323,816 for the 2013 quarter. Licensee income for the three months ended August 31, 2014 and August 31, 2013 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.

Cost of Sales. Cost of sales for the three months ended August 31, 2014 was $1,499,739 as compared to $1,360,267 for the same period in 2013, representing a 10% increase. Cost of sales was 30% of revenues for the three months ended August 31, 2014 and 28% for the three months ended August 31, 2013. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $51,000 for the three months ended August 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2014 were $2,948,185 as compared to $2,835,886 for the 2013 period representing a 4% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses for the three months ended August 31, 2013 is approximately $150,000, less the June 2013 rent payment, due to a lease amendment for the three months ended August 31, 2013. The Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. As a result of the Company’s affiliate in Ecuador being closed during the third quarter of fiscal 2013, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador as of August 31, 2013.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2014 were $17,852 as compared to $8,139 for the 2013 period. The expenses for the three months ended August 31, 2014 and 2013 are primarily comprised of expenses related to the Company’s cord tissue product.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2014 was $43,211 compared to $42,811 for the 2013 period.

Interest Expense. Interest expense during the three months ended August 31, 2014, was $309,317 compared to $314,883 during the comparable quarter in 2013. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $52,667 for the three months ended August 31, 2014, compared to $38,575 for the 2013 period. Equity in losses of affiliate for the three months ended August 31, 2014 consists of $37,500 related to additional investments made by the Company into Saneron and $8,451 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the three months ended August 31, 2013 consists solely of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $25,412 and $42,352 for the three months ended August 31, 2014 and 2013, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

The Company did not record U.S. income tax expense or benefit during the three months ended August 31, 2014 and for the same period in 2013, due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Liquidity and Capital Resources

Through August 31, 2014, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At August 31, 2014, the Company had cash and cash equivalents of $3,448,977 as compared to $3,925,156 at November 30, 2013. The decrease in cash and cash equivalents during the nine months ended August 31, 2014 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2014 was $1,311,736, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash provided by operating activities for the nine months ended August 31, 2013 was $843,825, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash provided by investing activities for the nine months ended August 31, 2014 was $435,814, which was primarily attributable to the transfer of $764,045 from the trust which was offset by $178,231 of purchases of property and equipment and marketable securities and the investment of $150,000 into Saneron (see above).

Net cash provided by investing activities for the nine months ended August 31, 2013 was $863,644, which was primarily attributable to the decrease of restricted cash held in escrow which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in financing activities for the nine months ended August 31, 2014 was $2,223,729, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 968,302 shares of the Company’s common stock for approximately $2,294,631.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures are ineffective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2014, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s internal control over non-routine transactions was not effective to identify certain items with sufficient precision. Management is taking steps to design and implement more effective internal controls around non-routine transactions.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2011, a Complaint and Demand for Jury Trial was filed against the Company in the United States District Court, Middle District of Florida, Tampa Division, styled: Charles D. Nyberg; Mary J. Nyberg; and Red Rock Partners, an Arizona general partnership vs. Cryo-Cell International, Inc, Case No. 8:11-CV-399-T-30AEP. The Complaint was amended on May 25, 2011 and served on the Company on May 26, 2011. The Complaint alleged that the Company had underpaid amounts owed to plaintiffs pursuant to the Florida and Texas Revenue Sharing Agreements with the Company. The Complaint did not specify the amount claimed, other than stating that it was more than $75,000 which is the jurisdictional amount of the court the complaint was filed in.

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

On November 13, 2013, Plantiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law. A hearing took place on July 9, 2014, and on July 28, 2014, the Court granted the motion to dismiss.

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

On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton, for cause. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton on October 25, 2011, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company will be required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services During July 2013, Ms. Walton was paid an initial payment of $1,066,174 related to lost salary, bonuses, benefits and expenses. The Company has recorded an accrual of $487,000 and $1,450,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of August 31, 2013 and November 30, 2012, respectively. During September and October 2013, legal fees and expenses were reimbursed to all parties.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2014	52,940	$2.69	52,940	1,183,714
July 1 – 31, 2014	70,690	$2.50	70,690	1,113,024
August 1 – 31, 2014	208,141	$2.73	208,141	904,883

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: October 15, 2014