Form 10-K
period 2014-11-30
CRYO CELL INTERNATIONAL INC
filed 2015-03-02
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $18,091,915.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2015, 12,225,340 shares of $0.01 par value common stock were issued and 10,001,723 were outstanding.

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

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) a Delaware corporation that was incorporated in 1989. The Company operates in one reportable segment and is principally engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company, in combination with its global affiliates, currently stores over 300,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Cord Blood Stem Cell Processing and Storage Business

Background of Business

Nearly fifty years ago researchers discovered that cells could be cryopreserved at extremely low temperatures and all cellular activity would cease until the specimens were thawed. Historically, cryopreservation was required for organ transplants, blood banking and medical research. Today, cryopreservation of umbilical cord blood stem cells gives parents the opportunity to potentially take advantage of evolving cellular therapies and other medical technologies.

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

Our Cord Blood Stem Cell Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing and first year of storage of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into a 21-year pre-paid storage plan or a lifetime pre-paid storage plan.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, with an established client base exceeding 300,000 worldwide,

•	our status as a cGMP- and cGTP-compliant private cord blood bank with International Organization for Standardization (“ISO”) certification, AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilizes the industry gold standard processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a safe, secure and monitored storage environment,

•	since inception, 100% of the Company’s specimens have been viable upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kit that protects cord blood specimens thirty times longer under extreme conditions than competitor’s kits,

•	7 day per week processing capability,

•	a 24-hour, 7 day per week client support staff to assist clients and medical caregivers, and

•	a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions.

Cord Tissue

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stem cells (MSCs). Mesenchymal stem cells have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being utilized in regenerative medicine for a wide range of conditions including heart and kidney disease, ALS, wound healing and auto-immune diseases. Mesenchymal stem cells from several different tissues are being tested in clinical trials for efficacy. Specifically, cells derived from cord tissue are currently being used in many clinical trials; disorders being treated include cardiomyopathy, ulcerative colitis, diabetes, anemia, autism and cirrhosis of the liver.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2014 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Some of these competitors may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, the Company believes that some competitors charge more for comparable (or even inferior) quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. In November 2005, the Company was granted ISO 9001:2008 certification from BSI America’s, Inc., a leading quality management systems registrar. ISO (International Organization for Standardization) standards are internationally recognized as an effective framework for a quality management system. During 2014, the Company was granted FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation. These achievements position Cryo-Cell as an industry quality leader as a cGMP- and cGTP-compliant private cord blood bank with ISO certification, AABB and FACT accreditations.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. At November 30, 2014, the Company was in compliance with this requirement.

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

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 33% and 34% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2014 and 2013, respectively. Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™).

To date, Saneron has received thirteen SBIR/STTR grants, has been the industry sponsor on twelve Florida High Tech Corridor grants, one James and Esther King Biomedical Research Grant, and has participated in several other corporate and non-profit R&D projects to continue their efforts towards the development of cellular therapies for neurological and cardiac disorders. In November 2005, Saneron received a grant from the Johnnie B. Byrd, Sr. Alzheimer’s Center and Research Institute, Inc. for the study of the Saneron U-CORD-CELL® as a treatment for Alzheimer’s. During 2005 and 2006, Saneron and GE Healthcare completed two phases of a joint research project intended to optimize GE Healthcare’s Ficoll-Paque™ for isolating stem cells from umbilical cord blood. The preliminary results from that study were presented at the International Society for Cellular Therapy meeting in Berlin, Germany. Validation studies needed for the submission of a Drug Master File of Saneron’s U-CORD-CELL® have been underway at Cryo-Cell International’s GMP facility and the University of South Florida. Saneron is currently drafting Investigational New Drug (IND) applications for the use of the U-CORD-CELL® as a potential therapy for Alzheimer’s, ALS and stroke. As Pre-IND meeting with the FDA was held in February 2014.

In March 2013, Saneron received a second Phase I STTR grant for a joint project with Henry Ford Health System on the use of the U-CORD-CELL® as a potential therapy for stroke. In June 2010, Saneron received a James and Esther King Biomedical Grant, which was matched with a Florida High Tech Corridor Industry Seed Grant, to study the potential of Cryo-Cell’s menstrual stem cell technology as a possible treatment for stroke. Finally in September 2010, Saneron received a 2 1⁄2 year Phase II STTR grant to further translate the research underway on the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s. This $2.6 million Phase II STTR grant has also been matched with three Florida High Tech Corridor Industry Seed Grants. In 2014, Saneron contributed to four peer-reviewed scientific publications. Saneron was accepted into the 2014-2015 NIH SBIR/STTR Commercialization Assistance Program (CAP) and the USF Seed Capital Accelerator Programs.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made the five payments of $37,500 as of November 30, 2014.

During the third quarter of fiscal 2014, the Company repurchased 93,800 of its common shares that were held by Saneron for $2.60 per share. During the third quarter of fiscal 2014 the Company was made aware that the remaining 56,300 common shares of Cryo-Cell common stock owned by Saneron were sold in prior periods. The Company should have increased the investment in Saneron and then the investment amount would have then been reduced each quarter for the Company’s portion of the losses in Saneron. The correction was made during the third quarter of fiscal 2014 to reclass approximately $400,000 from treasury stock to accumulated deficit on the accompanying consolidated balance sheets.

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

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

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

The Company made total payments to all RSA holders of $1,926,980 and $1,047,850 for the fiscal years ended November 30, 2014 and 2013, respectively. The Company recorded an RSA accrual of $403,975 and $914,114 as of November 30, 2014 and 2013, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

On August 19, 2011, the Company received notification from Mexico that it was terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination was revoked and Mexico would pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico would have no other continuing obligations to the Company for royalties or other license payments and the agreement would be effectively terminated once the entire $1,863,000 was received. The amendment will result in a reduction of licensee income in future periods. In December 2013, subsequent to the completion of Company’s audited balance sheet as of November 30, 2013, Mexico paid the balance due of $563,000 in full. The Company recognized the balance paid as licensee and interest income during the fiscal year ended November 30, 2014 in the accompanying consolidated statement of operations. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of November 30, 2014 and November 30, 2013, the Company recorded a receivable of $0 and $550,782, respectively, and deferred revenue of $0 and $551,585, respectively, in the accompanying consolidated balance sheets. Accounts receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received twelve installments of $50,000 during fiscal 2013 which is reflected in the consolidated statement of operations as of November 30, 2013 as licensee and interest income.

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

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,874,000 and $1,444,000 for fiscal years 2014 and 2013 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2014 and 2013. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the fiscal years ended November 30,
	2014			2013
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$677,647	$677,647	$—	$677,647	$677,647
Mexico	—	793,839	793,839	—	619,332	619,332

Total	$—	$1,471,486	$1,471,486	$—	$1,296,979	$1,296,979

Employees

At November 30, 2014, there are 66 full-time employees and 5 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Rent charged to operations was $256,546 and $419,864 for the fiscal years ended November 30, 2014 and 2013, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2015	$211,170
2016 (1)	$17,640

(1)	The Company’s lease is due to expire on December 31, 2015. Therefore, the 2016 data reflects rental payments through this date.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2013. In December 2014, the Company extended the lease through December 31, 2015.

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

On November 13, 2013, Plaintiff Ki Yong Choi filed a Verified Shareholder Derivative Complaint in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint names as defendants all of the members of the Company’s current Board of Directors, as well as former director Anthony Atala. The complaint also names the Company as a nominal defendant only. The complaint alleges that, since the election of the Company’s Board of Directors in August 2011, the Company’s Co-CEOs have pursued their own enrichment and entrenchment at the expense of the Company and its shareholders. The complaint asserts claims against the Board of Directors for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment and seeks, among other things, rescission of certain transactions between the Company and the Co-CEOs and damages from the Board of Directors. On February 14, 2014, all of the defendants filed motions to dismiss the complaint. The Company filed a motion to dismiss based on the plaintiff’s failure to make a pre-suit demand on the Board of Directors or to establish that demand should be excused, as required by Delaware law. A hearing took place on July 9, 2014, and on July 28, 2014, the Court dismissed the case.

On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company was required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. During July 2013, Ms. Walton was paid an initial payment of $1,066,174 related to lost salary, bonuses, benefits and expenses which was paid from the Company’s restricted cash. During September and October 2013, legal fees and expenses were reimbursed to all parties. The Company has recorded an accrual of $0 and $50,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of November 30, 2014 and November 30, 2013, respectively.

On October 11, 2013, a Complaint was filed by the Company in the Circuit Court of Hillsborough County, Florida, styled: Cryo-Cell International, Inc. v. Dilworth Paxson LLP et al, Case No. 13-CA-D09980. The Complaint alleged that Dilworth Paxson LLP and a partner for the firm were negligent and breached the duty of reasonable care owed to the Company. The Complaint alleges the defendants negligence led to the cancellation of the license agreement with Cryo-Cell de Mexico. The Company lost profits and income that would have been earned under the original agreement and was forced to renegotiate the terms of the agreement with terms far less lucrative to the Company. The defendants removed the case to the United States District Court for the Middle District of Florida as permitted because the parties are citizens of different states and the amount in controversy exceeds the jurisdictional minimum of $75,000. The case now bears a case number of 8:13-Civ-2639-T-33AEP. On June 2, 2014, a confidential settlement was executed by both parties.

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

Quarter Ended	Low Closing Bid	High Closing Bid

February 28, 2014	1.80	2.30
May 31, 2014	2.06	2.80
August 31, 2014	2.40	2.95
November 30, 2014	2.51	3.31

February 28, 2013	2.00	2.60
May 31, 2013	1.85	2.25
August 31, 2013	1.80	2.24
November 30, 2013	1.85	2.30

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2014, the Company had 260 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2014, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Cryo-Cell International 2000 Stock Incentive Plan	2,500	$0.68	—	(1)

Cryo-Cell International, Inc. 2006 Stock Incentive Plan	594,766	$2.43	260,343

Cryo-Cell International, Inc. 2012 Stock Incentive Plan	645,969	$1.65	1,854,031

Total	1,243,235	$2.02	2,114,374

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2014, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective February 1, 2012, the Company charges fees of $2,074 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company currently charges an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company also offers a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $3,949 and $6,000, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

In August 2011, there was a change in control of the board of directors. Upon gaining control of the Company, new management conducted a thorough review of the Company’s operations and determined that the best use of corporate resources was to refocus on the Company’s umbilical cord blood and cord tissue business while continuing to evaluate the menstrual stem cell technology. During fiscal 2013, the Company decided to cease offering a commercial menstrual stem cell service for the time being due to a lack of market acceptance.

During the year ended November 30, 2014, the Company’s total revenue increased 6% as compared to fiscal 2013. The Company reported net income of approximately $554,000, or $0.05 per basic common share for fiscal 2014 compared to net income of approximately $27,000 or $0.00 per basic common share for fiscal 2013. The net income for the year ended November 30, 2014 principally resulted from a 6% increase in revenues, partially offset by a 8% increase in selling, general and administrative expenses and a 6% increase in cost of sales. The net income for the year ended November 30, 2013 principally resulted from a 6% increase in revenues and a 21% decrease in selling, general and administrative expenses, partially offset by a 9% increase in cost of sales and a 54% increase in interest expense.

As of November 30, 2014, the Company had cash and cash equivalents of $3,279,267. The Company’s cash decreased by approximately $646,000 during fiscal 2014, primarily as a result of approximately $2,671,000 used for the stock repurchase plan pursuant to which the Company repurchased 1,088,296 shares of the Company’s common stock during the twelve months ended November 30, 2014, offset by approximately $1,555,000 by cash provided by operations and approximately $764,000 transferred from the trust (See Note 17 to the consolidated financial statements). As of November 30, 2014, the Company had no long-term indebtedness.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2014, the Company had revenue of $20,126,546 compared to $18,994,614 for the fiscal year ended November 30, 2013. The increase in revenue was primarily attributable to a 5% increase in processing and storage fees.

Processing and Storage Fees. For the fiscal year ended November 30, 2014, processing and storage fees were $18,655,060 compared to $17,697,635 for the fiscal year ended November 30, 2013. The increase in processing and storage fee revenue is primarily attributable to a 6% increase in recurring annual storage fee revenue. The Company had a 13% decrease in the number of new cord blood specimens processed year-over-year, however, the average selling price per newly enrolled client was higher as a due to offering fewer discounts which resulted in higher net revenues per specimen. The decrease in new cord blood specimens is primarily attributable to the decrease in the number of new specimens from the Company’s international affiliates, mainly Ecuador. In August 2013, the Company was notified that its affiliate in Ecuador was closed by the National Institute of Organic Donation (INDOT). Also, the decrease in the number of new specimens is offset by the increase in the Company’s new cord tissue service.

Licensee Income. For the fiscal year ended November 30, 2014, licensee income was $1,471,486 as compared to $1,296,979 for fiscal 2013. Licensee income for the fiscal year ended November 30, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014, which will not recur in future periods. The remaining licensee income consists of $677,486 in royalty income earned on the processing and storage of cord blood stem cell specimens in India per the license agreement. Licensee income for the fiscal year ended November 30, 2013 consisted of $1,296,979 in royalty income earned on the processing and storage of cord blood stem cell specimens in Mexico and India where the Company has license agreements.

Cost of Sales. For the fiscal year ended November 30, 2014, cost of sales was $5,632,041, as compared to $5,322,271 for the fiscal year ended November 30, 2013, representing a 6% increase. Cost of sales was 28% and 28% of revenues in fiscal 2014 and 2013, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $205,673 for the year ended November 30, 2014 compared to $206,368 for the 2013 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2014 were $12,251,921 as compared to $11,366,417 for the fiscal year ended November 30, 2013 representing a 8% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses is approximately $352,000 in legal fees incurred during fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which was excluded from the Company’s directors and officer’s insurance policy. Included in selling, general and administrative expenses for the twelve months ended November 30, 2013 is approximately $150,000, less May and June 2013 rent payments, due to a lease amendment during fiscal 2013. The Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. Also, as a result of the Company’s affiliate in Ecuador being closed during the third quarter of fiscal 2013, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador as of November 30, 2013.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2014, were $64,367 as compared to $36,168 in 2013. The expenses for the years ended November 30, 2014 and 2013 are primarily comprised of expenses related to the Company’s cord tissue service.

Abandonment of Patents. During fiscal 2014 and 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the years ended November 30, 2014 and November 30, 2013. We believe that the impact to future operations is immaterial and it will not impact the Company’s core operations.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the year ended November 30, 2014 was $171,334 compared to $188,133 for fiscal 2013.

Interest Expense. Interest expense during the fiscal year ended November 30, 2014, was $1,151,459 compared to $1,400,572 in fiscal 2013. The decrease in interest expense from 2014 to 2013 is primarily the result of the settlement of the RSA litigation accrued in fiscal 2013. Interest expense is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $362,884 for the fiscal year ended November 30, 2014 compared to $154,051 in 2013. Equity in losses of affiliate for fiscal 2014 consists of $187,500 related to write-off of additional investments made by the Company into Saneron, $93,904 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees and $81,480 related to the Company’s share of Saneron’s losses. Equity in losses of affiliate for the years ended November 30, 2013 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $124,000 and $170,000 for the years ended November 30, 2014 and 2013, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

There was no U.S. income tax expense for fiscal years ended November 30, 2014 and November 30, 2013 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

The effective tax rate of 15.1% and 85.8% for the fiscal years ended November 30, 2014 and 2013, respectively, differs from the statutory rate, due to permanent differences and the change in the valuation allowance.

Liquidity and Capital Resources

Through November 30, 2014, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2014, the Company had cash and cash equivalents of $3,279,267 as compared to $3,925,156 at November 30, 2013. The decrease in cash and cash equivalents in during fiscal 2014 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2014 was $1,554,821, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash provided by operating activities in fiscal 2013 was $821,980, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash provided by investing activities in fiscal 2014 was $391,208 which was primarily attributable to the transfer of $739,968 from the trust which was offset by $185,281 of purchases of property and equipment and marketable securities and the investment of $187,500 into Saneron (see above).

Net cash provided by investing activities in fiscal 2013 was $1,149,462 which was primarily attributable to the decrease of restricted cash held in escrow which was partially offset by the purchase of property and equipment and the investment in patents and trademarks.

Net cash used in financing activities in fiscal 2014 was $2,591,918, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 1,088,296 shares of the Company’s common stock for approximately $2,671,000.

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

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen, the 21-year storage fee charged for a specimen or the life-time storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a stand-alone basis. Because the Company has neither VSOE nor TPE for the processing, 21-year storage and life-time storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time the processing of the specimen is complete. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing, 21 year storage and life-time storage fee include the Company’s historical pricing practices as well as expected profit margins.

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and lifetime. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee, the twenty-one year storage fee and the life-time storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,517,000 and $10,852,000 as of November 30, 2014 and November 30, 2013, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company did not record U.S. income tax expense during the twelve months ended November 30, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously recognized as benefits in the Company’s financial statements.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $124,000 and $170,000 for the years ended November 30, 2014 and 2013, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2014 and November 30, 2013, the Company had no provisions for interest or penalties related to uncertain tax positions.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations were effective for taxable years beginning on or after January 1, 2014. The Company does not expect these new regulations to have a material impact on the financial statements.

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

Due to tests performed during the second quarter of fiscal 2014 and 2013, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of operations for the twelve months ended November 30, 2014 and November 30, 2013, respectively. We expect that the impact to future operations will be insignificant and will not impact the Company’s core operations.

Leases

In June 2013, the Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. The termination fee was $150,000 and is reflected, net of rent paid for May and June 2013, in selling, general and administrative expenses for the twelve months ended November 30, 2013.

Stock Compensation

As of November 30, 2014, the Company has three stock-based employee compensation plans, which are described in Note 7 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $404,000 and $272,000 for the years ended November 30, 2014 and November 30, 2013, respectively, of stock compensation expense.

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

Investment in Saneron

The Company owns 33% and 34%, respectively, as of November 30, 2014 and November 30, 2013, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2014 and November 30, 2013. If actual future results are not consistent with the Company’s assumptions and estimates, the Company may be required to record impairment charges in the future which could have a negative impact on earnings.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During fiscal 2014 and 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 and $379,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2014 and November 30, 2013.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). This update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. As a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We will adopt ASU 2014-12 effective December 1, 2016 and it is not anticipated to have a material impact on our financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of November 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Tampa, Florida
March 2, 2015

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$3,279,267	$3,925,156
Restricted cash	204,141	968,130
Marketable securities	102,674	37,910
Accounts receivable (net of allowance for doubtful accounts of $1,976,966 and $1,994,575, respectively )	4,071,997	3,336,460
Note receivable	—	550,782
Prepaid expenses	710,754	489,985
Other current assets	123,126	154,984

Total current assets	8,491,959	9,463,407

Property and Equipment-net	953,415	1,207,279

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	80,212	146,116

Total other assets	764,212	830,116

Total assets	$10,209,586	$11,500,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$992,910	$1,194,825
Accrued expenses	1,471,699	1,800,811
Deferred revenue	6,662,552	6,814,797

Total current liabilities	9,127,161	9,810,433

Other Liabilities
Deferred revenue, net of current portion	9,509,088	8,658,354
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	11,809,088	10,958,354

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding), and (Series A Junior participating preferred stock, $.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 11,921,285 issued and 9,706,174 outstanding as of November 30, 2014 and 11,870,040 issued and 10,743,225 outstanding as of November 30, 2013)	119,213	118,700
Additional paid-in capital	27,842,106	27,265,340
Treasury stock, at cost	(5,112,648)	(2,926,123)
Accumulated deficit	(33,575,334)	(33,725,902)

Total stockholders’ deficit	(10,726,663)	(9,267,985)

Total liabilities and stockholders’ deficit	$10,209,586	$11,500,802

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	November 30,	November 30,
	2014	2013

Revenue:
Processing and storage fees	$18,655,060	$17,697,635
Licensee income	1,471,486	1,296,979

Total revenue	20,126,546	18,994,614

Costs and Expenses:
Cost of sales	5,632,041	5,322,271
Selling, general and administrative expenses	12,251,921	11,366,417
Abandonment of patents	25,649	378,837
Research, development and related engineering	64,367	36,168
Depreciation and amortization	171,334	188,133

Total costs and expenses	18,145,312	17,291,826

Operating Income	1,981,234	1,702,788

Other Income (Expense):
Other income	210,258	48,851
Interest expense	(1,151,459)	(1,400,572)

Total other expense	(941,201)	(1,351,721)

Income before equity in losses of affiliate and income tax expense	1,040,033	351,067

Equity in losses of affiliate	(362,884)	(154,051)

Income before income tax expense	677,149	197,016
Income tax expense	(123,526)	(169,580)

Net Income	$553,623	$27,436

Net income per common share - basic	$0.05	$0.00

Weighted average common shares outstanding - basic	10,175,806	10,864,552

Net income per common share - diluted	$0.05	$0.00

Weighted average common shares outstanding - diluted	10,429,035	10,972,484

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2014	2013

Net income	$553,623	$27,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	377,008	394,502
Abandonment of patents	25,649	378,837
Loss on sale of property and equipment	—	44,428
Compensatory element of stock options	404,233	271,961
Provision for doubtful accounts	1,303,436	816,464
Equity in losses of affiliate	362,884	154,051
Changes in assets and liabilities:
Accounts receivable	(2,038,973)	(1,316,135)
Notes receivable	550,782	564,723
Prepaid expenses	(220,769)	(39,071)
Other current assets	31,858	53,281
Deposits and other assets, net	37,628	31,140
Accounts payable	(201,915)	(15,148)
Accrued expenses	(329,112)	(1,116,947)
Deferred revenue	698,489	572,458

Net cash provided by operating activities	1,554,821	821,980

Cash flows from investing activities:
Release of restricted cash held in escrow	763,989	1,608,714
Purchases of property and equipment	(120,517)	(349,784)
Purchases of marketable securities and other investments, net	(64,764)	(24,250)
Investments in patents	—	(47,525)
Investment in affiliate	(187,500)	(37,693)

Net cash provided by investing activities	391,208	1,149,462

Cash flows from financing activities:
Treasury stock purchases	(2,671,060)	(738,618)
Proceeds from the exercise of stock options	79,142	14,950

Net cash used in financing activities	(2,591,918)	(723,668)

(Decrease) increase in cash and cash equivalents	(645,889)	1,247,774

Cash and cash equivalents - beginning of period	3,925,156	2,677,382

Cash and cash equivalents - end of period	$3,279,267	$3,925,156

Supplemental non-cash disclosure:
Disposition of Cryo-Cell common stock held by Saneron, increase in investment	$81,480	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at November 30, 2012	11,860,040	$118,600	$26,824,478	$(2,187,505)	$(33,753,338)	$(8,997,765)
Shares issued upon exercise of stock options	10,000	100	14,850			14,950
Compensatory element of stock options			426,012			426,012
Purchase of Treasury Stock				(738,618)		(738,618)
Net loss					27,436	27,436

Balance at November 30, 2013	11,870,040	$118,700	$27,265,340	$(2,926,123)	$(33,725,902)	$(9,267,985)

Shares issued upon exercise of stock options	51,245	513	78,629			79,142
Compensatory element of stock options			498,137			498,137
Treasury Stock from affiliate				484,535	(403,055)	81,480
Purchase of Treasury Stock				(2,671,060)	—	(2,671,060)
Net income					553,623	553,623

Balance at November 30, 2014	11,921,285	$119,213	$27,842,106	$(5,112,648)	$(33,575,334)	$(10,726,663)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014 and 2013

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

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (“CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or “Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2014 and 2013, the Company had an interest of approximately 33% and 34%, respectively, in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2014 and 2013 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2014 and 2013 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

As of November 30, 2013, the Company has amounts due from certain foreign license affiliates that account for approximately 42% of accounts receivable on the consolidated balance sheets. During 2014, there were no single licensees with amounts due that exceeded 10% individually.

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

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen, the 21-year storage fee charged for a specimen or the life-time storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a stand-alone basis. Because the Company has neither VSOE nor TPE for the processing, 21-year storage and life-time storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time the processing of the specimen is complete. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing, 21 year storage and life-time storage fee include the Company’s historical pricing practices as well as expected profit margins.

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period, as well as, other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and lifetime. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee, the twenty-one year storage fee and the life-time storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

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

On August 25, 2011, the Company transferred $2,500,000 to a Grantor Trust (See Note 16) for payments under certain executive employment agreements. The Trust was irrevocable and the Company had no power to direct the Trustee (Wells Fargo National Association) to return the funds to the Company. The funds were returned to the Company during fiscal 2014 (see Note 16). As of November 30, 2014, the remaining trust monies were being held as cash.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows. There was no impairment as of November 30, 2014 and November 30, 2013, respectively.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During 2014 and 2013, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 and $379,000, respectively for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statement of operations for the twelve months ended November 30, 2014 and November 30, 2013.

Amortization expense was approximately $28,000 and $394,000 in 2014 and 2013, respectively, which includes the write-off for the abandoned patents and trademarks as stated above. Accumulated amortization was approximately $6,000 and $7,000 in fiscal 2014 and 2013, respectively. The difference in amortization expense and accumulated amortization is due to the abandonment of patents during fiscal 2014 and 2013. Patent costs are capitalized on the date that the utility patent was filed and are amortized over a period of 20 years. Capitalized net patent costs are included in deposits and other assets in the accompanying consolidated balance sheets. Patent costs are as follows:

	2014	2013
Patents	$34,570	$63,757
Less: Accumulated amortization	(6,212)	(7,123)

Net Patents	$28,358	$56,634

The future amortization expenses are as follows:

Fiscal Year Ending November 30,	Amortization
2015	$1,863
2016	$1,863
2017	$1,863
2018	$1,863
2019	$1,863
Thereafter	$19,043

Investment in Saneron

Saneron is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. The Company does not believe that an impairment exists as of November 30, 2014 and November 30, 2013.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2014 and 2013, the Company had no uncertain tax provisions and therefore no provisions for interest or penalties related to uncertain tax positions.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the umbilical cord blood.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expense for the fiscal years ended November 30, 2014 and 2013 was approximately $621,000 and $615,000, respectively.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 and 2013, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at November 30, 2014 Using
Description	November 30, 2014	Level 1	Level 2	Level 3
Assets:
Trading securities	$102,674	$102,674	—	—

		Fair Value Measurements
	Fair Value at	at November 30, 2013 Using
Description	November 30, 2013	Level 1	Level 2	Level 3
Assets:
Trading securities	$37,910	$37,910	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

There was $31,700 in unrealized holding loss and $12,800 in unrealized holding gain, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2014 and November 30, 2013.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2014 and November 30, 2013 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $16,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Income per Common Share

Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2014	November 30, 2013
Numerator:
Net Income	$553,623	$27,436
Denominator:
Weighted-average shares outstanding-basic	10,175,806	10,864,552
Dilutive common shares issuable upon exercise of stock options	253,229	107,932

Weighted-average shares-diluted	10,429,035	10,972,484

Income per share:
Basic	$0.05	$0.00

Diluted	$0.05	$0.00

For the year ended November 30, 2014, the Company excluded the effect of 271,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the year ended November 30, 2013, the Company excluded the effect of 496,001 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2014, the Company has three stock-based employee compensation plans, which are described in Note 7. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $404,000 and $272,000 for the years ended November 30, 2014 and November 30, 2013, respectively, of stock compensation expense.

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

Reclassification

During 2014, the Company reclassified the 2013 prepaid expenses from other current assets. This reclassification did not have an impact on total assets, liabilities, stockholders’ deficit, net income (loss) or net income (loss) per common share.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). This update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. As a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We will adopt ASU 2014-12 effective December 1, 2016 and it is not anticipated to have a material impact on our financial statements.

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

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2014 and 2013:

December 1, 2012	$1,367,465
Bad Debt Expense	816,464
Write-offs	(267,620)
Recoveries	78,266

November 30, 2013	1,994,575

Bad Debt Expense	1,303,436
Write-offs	(1,667,799)
Recoveries	346,754

November 30, 2014	$1,976,966

NOTE 3 - INVESTMENTS IN AFFILIATES.

As of November 30, 2014 and November 30, 2013, the Company had an ownership interest of approximately 33% and 34%, respectively, in Saneron, which is accounted for under the equity method. As of November 30, 2014 and November 30, 2013, the net Saneron investment, which includes goodwill of approximately $684,000, is reflected on the consolidated balance sheets at $684,000. During 2014 and 2013, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and goodwill was not impaired during 2014 or 2013.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made five payments of $37,500 through November 30, 2014.

For the fiscal year ended November 30, 2014 and 2013, the Company recorded equity in losses of Saneron operations of approximately $363,000 and $154,000, respectively. Equity in losses of affiliate for fiscal 2014 consists of $187,500 related to write-off of additional investments made by the Company into Saneron, $93,904 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees and $81,480 related to the Company’s share of Saneron’s losses. Equity in losses of affiliate for the years ended November 30, 2013 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliate related to stock compensation expense, which increases additional paid-in capital and does not affect the investment balance.

During the third quarter of fiscal 2014, the Company repurchased 93,800 common shares that were held by Saneron for $2.60 per share. During the third quarter of fiscal 2014 the Company was made aware that the remaining 56,300 common shares of Cryo-Cell common stock owned by Saneron were sold in prior periods. The Company should have increased the investment in Saneron and the investment amount would have then been reduced each quarter for the Company’s portion of the losses in Saneron. The correction was made during the third quarter of fiscal 2014 to reclass approximately $400,000 from treasury stock to accumulated deficit on the accompanying consolidated balance sheets.

NOTE 4 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2014	2013
Furniture and equipment	$4,692,477	$4,819,927
Leasehold improvements	1,156,110	1,156,110
Computer software - internal use	1,024,105	799,041

	6,872,692	6,775,078

Less: Accumulated Depreciation	(5,919,277)	(5,567,799)

Total Property and Equipment	$953,415	$1,207,279

Depreciation expense was approximately $375,000 in fiscal 2014 and approximately $379,000 in fiscal 2013 of which approximately $206,000 and $206,000 is included in cost of sales, respectively, in the accompanying consolidated statements of operations.

NOTE 5 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2014	2013

Professional fees	$25,661	$58,764
Payroll and payroll taxes (1)	612,043	462,541
Interest expense	403,975	914,114
General expenses	430,020	365,392

	$1,471,699	$1,800,811

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2014 and November 30, 2013.

NOTE 6 - INCOME TAXES.

The Company recorded the following income tax provision for the years ended November 30, 2014 and 2013.

	2014	2013
Current:
Federal	$—	$—
State	—	—
Foreign	123,000	169,000

Subtotal	123,000	169,000
Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Subtotal	—	—

Income Tax Provision	$123,000	$169,000

As of November 2014 and 2013 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2014
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$217,000	$3,934,000	$4,151,000
NOL’s, credits, and other carryforward items	—	2,260,000	2,260,000
Tax over book basis in unconsolidated affiliate	—	1,417,000	1,417,000
Accrued payroll	49,000	—	49,000
Reserves and other accruals	1,066,000	—	1,066,000
Stock compensation	—	391,000	391,000
Depreciation and Amortization	—	165,000	165,000
RSA Buy-out	—	1,018,000	1,018,000

Total Assets:	1,332,000	9,185,000	10,517,000

Tax Liabilities:
Less: Valuation Allowance	(1,332,000)	(9,185,000)	(10,517,000)

Net Deferred Tax Asset (Liability)	$—	$—	—

	2013
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$216,000	$3,574,000	$3,790,000
NOL’s, credits, and other carryforward items	—	3,055,000	3,055,000
Tax over book basis in unconsolidated affiliate	—	1,285,000	1,285,000
Accrued payroll	45,000	—	45,000
Reserves and other accruals	1,099,000	—	1,099,000
Deferred compensation	—	—	—
Stock compensation	—	392,000	392,000
Depreciation and Amortization	—	96,000	96,000
RSA Buy-out	—	1,090,000	1,090,000

Total Assets:	1,360,000	9,492,000	10,852,000
Tax Liabilities:
Less: Valuation Allowance	(1,360,000)	(9,492,000)	(10,852,000)

Net Deferred Tax Asset (Liability)	$—	$—	—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2014 and November 30, 2013, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($301,000) and ($115,000) during the years ended November 30, 2014 and 2013, respectively. The 2014 change was primarily a result of NOL usage and assets relating to deferred revenue. The 2013 change was primarily a result of increased deferred assets related to foreign tax credits and bad debts.

The Company has unused net operating losses available for carryforward as of November 30, 2014 of approximately $2,133,000 to offset future federal taxable income. The net operating loss carryfowards expire during 2024 through 2033. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2014
	2014	%	2013	%
Tax at Federal Statutory Rate	$272,000	34.0	$67,000	34.0
State Income Tax Effect	29,000	3.6	7,000	3.6
Decrease in valuation allowance	(301,000)	(37.7)	(115,000)	(58.4)
Permanent Disallowances	123,000	15.2	210,000	106.6
Capital loss expirations	—	—	—	—
Foreign tax credits	(124,000)	(15.5)	(170,000)	(86.3)
Foreign tax withholding	124,000	15.5	170,000	86.3
Other	—	—	—	—

Total income taxes	$123,000	15.1	$169,000	85.8

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were no uncertain tax positions as of November 30, 2014 and 2013.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2014 and 2013, the Company had no provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2014:

Jurisdiction	Open Tax Years	Examinations in Process
United States - Federal Income Tax	2010 - 2013	N/A
United States - Various States	2009 - 2013	N/A

NOTE 7 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2014, the Company issued 51,245 common shares to option holders who exercised options for $79,142. During the year ended November 30, 2013, the Company issued 10,000 common shares to option holders who exercised options for $14,950.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the 2000 Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of November 30, 2014 and November 30, 2013, there were 2,500 and 12,500 options outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2014 and November 30, 2013, there were 594,766 and 739,760 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2014, there were 260,343 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of November 30, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 58,120 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of November 30, 2013, there were 400,000 options issued, 400,000 performance-based and 200,000 market-based options to purchase shares granted under the 2012 plan. As of November 30, 2014, there were 1,854,031 shares available for future issuance under the 2012 Plan.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2014 and November 30, 2013 are as follows:

	2014	2013
Weighted average values:
Expected dividends	0%	0%
Expected volatility	84%	111%
Risk free interest rate	1.69%	1.15%
Expected life	5.0 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2014, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	1,112,260	$2.11	6.40	$88,614

Granted	22,500	2.40		8,550
Exercised	(51,245)	1.54		56,077
Expired/forfeited	(86,249)	2.15		54,454

Outstanding at November 30, 2014	997,266	$2.14	5.84	$661,466

Exercisable at November 30, 2014	970,183	$2.14	5.84	$649,134

The weighted average grant date fair value of options granted during the years ended November 30, 2014 and November 30, 2013 was $1.60 and $1.58, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2014 or November 30, 2013, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2014 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	2,500	0.70	$.68	2,500	$.68
$1.01 to $ 2.00	469,264	6.46	$1.72	468,431	$1.72
$2.01 to $ 3.00	525,502	5.31	$2.52	499,252	$2.53

	997,266	5.84	$2.14	970,183	$2.14

A summary of the status of the Company’s non-vested options as of November 30, 2014, and changes during the fiscal year then ended, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2013	109,152	$1.79

Granted	22,500	1.60
Vested	(75,409)	1.78
Forfeited	(29,160)	1.81

Non-vested at November 30, 2014	27,083	$1.64

As of November 30, 2014, there was approximately $28,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .73 years as of November 30, 2014. The total fair value of options vested during the fiscal year ended November 30, 2014 was approximately $134,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the fiscal year ended November 30, 2014 and November 30, 2013.

Stock option activity for options with performance-based and market-based vesting conditions for the fiscal year ended November 30, 2014, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	640,000	$1.74	7.83	$70,000

Granted	—	—
Exercised	—	—
Expired/forfeited	(640,000)	1.74

Outstanding at November 30, 2014	—	—	—	—

Exercisable at November 30, 2014	—	—	—	—

As of fiscal year ended November 30, 2013, the Company had 213,334 options outstanding that begin to vest based on the achievement of certain share prices of the Company’s common stock at certain future dates. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a binomial model and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2014, 213,334 options were forfeited as certain market conditions were not met by the end of the requisite service period. As of November 30, 2014 there was $0 of total unrecognized compensation cost related to the non-vested market-based vesting condition options.

As of fiscal year ended November 30, 2013, the Company had 426,666 options outstanding that require certain performance targets to be met before vesting can occur. During fiscal 2014, 426,666 options were forfeited as certain performance targets were not met by the end of the requisite service period. As of November 30, 2014, there was $0 of total unrecognized compensation cost related to the non-vested performance-based vesting condition options. Since the performance conditions were not achieved by a certain date as specified in each option agreement, no compensation expense associated with these performance based options was recognized.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of November 30, 2014 was $160,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of operations. As of November 30, 2014, there was approximately $80,000 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain market and performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. As of November 30, 2014, certain market and performance thresholds were met during fiscal year 2014 and the Board agreed to grant David Portnoy and Mark Portnoy 62,175 and 54,065 shares of restricted common shares, respectively. The fair value of these shares as of November 30, 2014 was approximately $138,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. There was $0 of total unrecognized compensation cost related to the non-vested performance-based shares of restricted common stock.

Preferred Stock Rights Plan

On November 26, 2014, the Board of Directors of the Company, declared a dividend payable December 5, 2014 of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (a “Common Share”) outstanding as of the close of business on December 5, 2014 (the “Record Date”) and authorized the issuance of one Right for each additional Common Share that becomes outstanding between the Record Date and the earliest of the close of business on the Distribution Date (hereinafter defined), the Redemption Date (hereinafter defined), and the close of business on the Final Expiration Date (hereinafter defined), and for certain additional Common Shares that become outstanding after the Distribution Date, such as upon the exercise of stock options or conversion or exchange of securities or notes.

The Rights will be issued pursuant to a Rights Agreement dated as of December 5, 2014 (the “Rights Agreement”), between the Company and Continental Stock and Transfer Trust, as Rights Agent (the “Rights Agent”). The Rights will not and are not intended to prevent an acquisition of the Company that the Board of Directors of the Company considers favorable to and in the best interests of all shareholders of the Company. Rather, because the exercise of the Rights may cause substantial dilution to an Acquiring Person (hereinafter defined) unless the Rights are redeemed by the Board of Directors before an acquisition transaction, the Rights Agreement ensures that the Board of Directors has the ability to negotiate with an Acquiring Person on behalf of unaffiliated shareholders. A description of the material terms and general effect of the Rights Agreement is set forth below.

Each Right represents the right to purchase from the Company one one-thousandth (1/1,000) of a share of Series A Junior Participating Preferred Stock (the “Preferred Shares”), subject to adjustment as provided in the Rights Agreement. This fraction of a Preferred Share is substantially similar to a Common Share, in that the Rights Agreement provides for each Preferred Share to have the voting, liquidation and dividend rights that are equivalent to 1,000 times the rights of a Common Share.

Initially, the Rights are not exercisable, are transferable only in connection with the transfer of Common Shares, and, generally, are evidenced only by the certificates for Common Shares. The holders of Rights will, solely by reason of their ownership of Rights, have no rights as shareholders of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will become exercisable and trade separately from the Common Shares upon the Distribution Date (the “Distribution Date”), which takes place upon the earlier of:

(i)	The tenth day after the earlier of either the public announcement or public disclosure of facts indicating that a person has become an Acquiring Person; or

(ii)	The tenth business day (or such later date as may be determined by the Board of Directors of the Company prior to any person becoming an Acquiring Person) after the date of the commencement or announcement of the intention to commence a tender or exchange offer, the consummation of which would result in any person becoming an Acquiring Person.

For the purposes of the Rights Agreement, an Acquiring Person is any person who, together with all affiliates and associates, becomes the Beneficial Owner (as defined in the Rights Agreement) of 20% or more of the outstanding Common Shares, other than: the Company; any subsidiary of the Company; any employee benefit plan of the Company or of any subsidiary of the Company, or any entity holding Common Shares pursuant to any such plan; any person who becomes the Beneficial Owner of 20% or more of outstanding Common Shares solely as a result of an acquisition of Common Shares by the Company, until such person thereafter becomes the Beneficial Owner (other than through a dividend or stock split) of an additional 0.25% or more of the outstanding Common Shares; any person who, the Board determines in good faith, inadvertently crossed the ownership threshold and then promptly sells down below the threshold (unless such divestiture requirement is waived by the Board); any person, along with its affiliates and associates, that, as of the time of the adoption of the Rights Agreement, is the Beneficial Owner of 20% or more of the Common Shares, until such person increases their ownership to 22.5% or above; and any person who or which is the Beneficial Owner of the common shares of an existing shareholder who is the Beneficial Owner of 20% or more of the Common Shares, until such person increases their percentage ownership by 0.25% or more.

In the event that a person becomes an Acquiring Person, the Board of Directors of the Company may elect to exchange any then-unexercised Rights (other than those of an Acquiring Person, which Rights become void), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right (subject to adjustment as provided in the Rights Agreement). In lieu of fractional Common Shares, the Company will pay to the Rights holders an amount of cash equal to the same fraction of the current per share market value of a whole Common Share, based upon the closing market price of the last trading day prior to exchange. If the Board of Directors determines, before the Distribution Date, to effect an exchange, the Board may delay the occurrence of the Distribution Date, provided that the Distribution Date must occur no later than 20 days after the earlier of the public announcement or public disclosure of facts indicating that an Acquiring Person has become such. However, notwithstanding the foregoing, the Board of Directors may not effect such an exchange at any time after an Acquiring Person, together with all affiliates and associates, becomes the Beneficial Owner of a majority of the outstanding Common Shares.

The Board of Directors may, at its option, at any time prior to a person becoming an Acquiring Person, redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the “Redemption Price”) (the date of such action by the Board of Directors being the “Redemption Date”). Immediately upon the action of the Board of Directors electing to redeem the Rights, without any further action and without any notice, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive the Redemption Price.

Assuming that the Board of Directors has not elected to exchange or redeem the Rights, in the event that, after any person becomes an Acquiring Person, (i) the Company merges into another entity, (ii) another entity merges into the Company and all of the outstanding Common Shares do not remain outstanding after such merger, or (iii) the Company sells 50% or more of its assets, each holder of a Right will, upon exercise, become entitled to receive the number of common shares of the acquiring entity having a value equal to (x) multiplying the Purchase Price of a Right by the number of Rights exercisable by the holder, and dividing that product by (y) 50% of the current per share market price of the common shares of the acquiring entity. The acquiring entity is required to assume the obligations of the Company under the Rights Agreement and to reserve sufficient shares of its common stock to satisfy its obligations under the Rights Agreement. Pursuant to the Rights Agreement, the Company will not enter into any consolidation, merger or sale, unless it enters into a supplemental agreement with the acquiring entity for the benefit of the Rights holders.

Any of the terms of the Rights may be amended or terminated by the Board of Directors at any time, without the consent of the holders of the Rights, except that after such time as any person becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person).

The Rights will expire on December 5, 2017, unless earlier redeemed, exchanged, terminated, or unless the expiration date is extended.

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

On August 19, 2011, the Company received notification from Cryo-Cell de Mexico (“Mexico”) that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination had been revoked and Mexico would pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico will have no other continuing obligations to the Company for royalties or other license payments and the agreement will be effectively terminated once the entire $1,863,000 has been received. The amendment is expected to result in a reduction of licensee income in future periods. In December 2013, Mexico paid the balance due of $563,000 in full, which is reflected in the consolidated statement of operations as of November 30, 2014 as licensee and interest income. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

As of November 30, 2014 and November 30, 2013, the Company recorded a note receivable of $0 and $550,782, respectively, and deferred revenue of $0 and $551,585, respectively, in the accompanying consolidated balance sheets. Note receivable is calculated using the present value of all of the monthly installments using a discount rate that reflects both the risk-free rate at the inception of the contract and the contract period. In accordance with the agreement, the Company received twelve installments of $50,000 during 2013 which is reflected in the consolidated statement of operations as of November 30, 2013 as licensee and interest income.

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

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida totaled approximately $1,874,000 and $1,444,000 for fiscal years 2014 and 2013 and are reflected in processing and storage fees in the accompanying consolidated statements of operations.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2014 and 2013. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the years ended November 30,
	2014			2013
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total

India	—	677,647	677,647	—	677,647	677,647
Mexico	—	793,839	793,839	—	619,332	619,332

Total	$—	$1,471,486	$1,471,486	$—	$1,296,979	$1,296,979

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

Rent charged to operations was $256,546 and $419,864 for the fiscal years ended November 30, 2014 and 2013, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2015	$211,170
2016 (1)	$17,640

(1)	The Company’s lease is due to expire on December 31, 2015. Therefore, the 2016 data reflects rental payments through this date.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2013. In December 2014, the Company extended the lease through December 31, 2015.

NOTE 11 - RETIREMENT PLAN

The Company maintains a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2014 and November 30, 2013, the Company made matching contributions of approximately $107,000 and $112,000, respectively, to the 401(k) Plan.

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

Illinois. In 1996, the Company signed agreements with a group of investors entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

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

The Company made total payments to all RSA holders of $1,926,980 and $1,047,850 for the fiscal years ended November 30, 2014 and 2013, respectively. The Company recorded an RSA accrual of $403,975 and $914,114 which is reflected in accrued expenses on the consolidated balance sheets as of November 30, 2014 and 2013, respectively, related to interest owed to the RSA holders.

NOTE 13 - AGREEMENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. For the years ended November 30, 2014 and November 30, 2013, $20,000 and $20,000, respectively, has been expensed and is reflected in the consolidated statements of operations. The remaining balance of approximately $7,000 and $27,000 as of November 30, 2014 and November 30, 2013, respectively, is recorded as a deposit on the accompanying consolidated balance sheets.

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

On August 30, 2011, the Board of Directors of the Company terminated its Chief Executive Officer and former Chairman of the Board of Directors, Ms. Walton. In accordance with Ms. Walton’s employment agreement dated August 15, 2005, as amended July 16, 2007, Ms. Walton could be entitled to severance in the amount up to $950,000 related to lost salary, bonuses and benefits. In addition, the Company could be required to pay all reasonable legal fees and expenses incurred by Ms. Walton as a result of the termination, as well as outplacement services. On October 25, 2011, Mercedes Walton, the Company’s former chief executive officer, filed a demand for arbitration with the American Arbitration Association. Ms. Walton claimed breach of her employment agreement and defamation. Ms. Walton was seeking arbitration costs, attorneys’ fees, interest, compensatory, punitive and liquidated damages, as well as injunctive and declaratory relief in the amount of $5,000,000 of which potentially $1,000,000 would be covered by the Company’s insurance policy. On June 14, 2013, the Company received a decision from the American Arbitration Association in the case filed by Ms. Walton, granting an Interim Award of Arbitrators to Ms. Walton in the amount of $1,080,938. This award includes $980,938 related to lost salary, bonuses and benefits and $100,000 related to the defamation claim made by Ms. Walton of which the defamation award was paid by the Company’s insurance policy. In addition the Company was required to pay all reasonable legal fees and expenses incurred by Ms. Walton and expenses associated with any outplacement services. During July 2013, Ms. Walton was paid an initial payment of $1,066,174 related to lost salary, bonuses, benefits and expenses which was paid from the Company’s restricted cash. During September and October 2013, legal fees and expenses were reimbursed to all parties. The Company has recorded an accrual of $0 and $50,000 associated with the claim and legal fees which is reflected as an accrued expense in the accompanying balance sheets as of November 30, 2014 and November 30, 2013, respectively.

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

As of November 30, 2014, the Company had repurchased 2,215,111 shares of the Company’s common stock at an average price of $2.31 per share through open market and privately negotiated transactions.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2014. As of November 30, 2014 and November 30, 2013, 2,215,111 and 1,276,915 shares, respectively, were held as treasury stock, which include 0 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Subsequent to the balance sheet date, the Company repurchased an additional 8,506 shares of the Company’s common stock at an average price of $2.35 per share through open market and privately negotiated transactions.

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

On August 24, 2011, the Board of Directors of the Company approved funding a Grantor trust to escrow the amounts that may become payable to certain members of senior management (“the Participants”) under their respective Employment Agreements as a result of a Change in Control (as that term is defined in the respective employment agreements as a majority change in the Company’s Board of Directors). On August 25, 2011, the Company transferred $2,500,000 to the Trust which is designated as restricted cash. The Trust became irrevocable upon the Change in Control on August 25, 2011. During the twelve months ended November 30, 2014 and November 30, 2013, $0 and $97,140, respectively, in legal fees were paid from the Trust on behalf of one of the Participants. The funds were returned to the Company during fiscal 2014. As of November 30, 2014 and November 30, 2013, the balance in the Trust is $0 and $764,192, respectively, which is reflected in the accompanying consolidated balance sheets as of November 30, 2014 and November 30, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control – Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2014. As previously disclosed in the Company’s 10-Q filed October 15, 2014, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s control over non-routine transactions was not conducive to identify certain items with sufficient precision.

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

Changes in Internal Control Over Financial Reporting

The Company started implementing changes to the Company’s internal control over financial reporting for matters described in the previous paragraph during the quarter ended November 30, 2014. The controls have not operated for a sufficient period to achieve remediation as of November 30, 2014.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 52, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Prior to this appointment, since 1988, Mr. Portnoy has served as President of Focus Financial Corp., a private investment banking and venture capital firm. Additionally, since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 51, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 55. Dr. Wheeler has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 61. Mr. Gaines has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston,

Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent. We believe that Mr. Gaines’ business consulting experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Harold D. Berger, age 51. Mr. Berger has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, 45, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

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

In addition, the board of directors has determined that the chairman of the audit committee, Mr. Harold Berger, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Mr. Berger’s relevant experience includes his current position with his own accounting practice, as well as, his prior position as an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2014, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2014 and November 30, 2013 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2014 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock and Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)

David Portnoy	2014	$323,077	$162,500	$160,178	$0	$0	$645,755
Co-Chief Executive Office	2013	$225,000	$47,498	$18,652	$0	$15,933	$307,083

Mark Portnoy	2014	$273,558	$137,500	$137,343	$0	$0	$548,401
Co-Chief Executive Officer	2013	$200,000	$42,220	$18,652	$0	$0	$260,872

Jill M. Taymans	2014	$177,852	$0	$0	$0	$0	$177,852
Vice President Finance, Chief Financial Officer	2013	$177,852	$10,000	$2,189	$0	$0	$190,041

Oleg Mikulinsky	2014	$165,000	$0	$12,446	$0	$0	$177,446
Chief Information Officer	2013	$158,373	$15,000	$32,756	$0	$0	$206,129

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2014 and 2013. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

Narrative Disclosure Regarding Summary Compensation Table

Compensation Philosophy

Our executive compensation policies are designed to provide competitive levels of compensation that integrate pay with our annual objectives and long-term goals, align the long-term interests of management with those of our shareholders, reward for achieving performance objectives, recognize individual initiative and achievements, and assist us in attracting and retaining highly qualified and experienced executives. The compensation committee of our board of directors is primarily responsible for acting on our philosophical approach to executive compensation. There are three primary elements in our executive compensation program: base salary compensation, cash bonus and stock options.

Base salary compensation is based on the potential impact the individual may have on the Company, the skills and experience required by the job, comparisons with comparable companies and the performance and potential of the incumbent in the job.

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the compensation committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal year 2014 the Company’s Co-CEOs were entitled to a cash bonus equal to 8.33% of base salary times the number of the twelve performance targets achieved. In fiscal 2014, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on a diluted revenue per share basis as of November 30, 2014 of $1.80, $1.91 and $2.10, respectively, the Company’s weighted average common stock price as of November 30, 2014 of $2.25, $2.75 and $3.25, respectively, and the Company’s diluted earnings per share price of $.21, $.25 and $.29, respectively. The third criteria for cash bonuses to the Co-CEOs consisted of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2014 and payable to the Co-CEOs totaling $162,500 and $137,500.

In fiscal year 2013 the Company’s Co-CEOs were entitled to a performance based bonus of an amount up to 35%, 65% or 100% of their base salary. In fiscal 2013, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on a diluted revenue per share basis as of November 30, 2013 of $1.42, $1.54 and $1.75, respectively, and the Company’s stock price as of November 30, 2013 of $2.50, $3.15 and $3.75, respectively. The third criteria for cash bonuses to the Co-CEOs consisted of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2013 and payable to the Co-CEOs totaling $89,718 and $188,889. In fiscal 2013 the cash bonuses for the named executives consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2013 payable to the named executives totaling $50,000. There were not any cash bonuses accrued in fiscal 2014 for named executives.

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

In fiscal 2014, the Company’s Co-CEOs were entitled to restricted stock based on their employment agreements established by the compensation committee. In fiscal 2014, the Co-CEO’s were granted 70,270 and 59,459 shares of restricted. One-third of each grant is vested upon grant, one-third vested on December 1, 2014 and one-third will vest on December 1, 2015. In addition the Company’s Co-CEOs were entitled to a restricted stock grant of up to 186,487 and 162,163 shares based on performance.

The Company shall grant each Co-CEO a number of shares of restricted stock equal to a percentage of 186,487 and 162,163 shares equal to the sum of (x) the product of 16.67% and the number of the four performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the four performance goals achieved at the “stretch” level. In fiscal 2014, 93,244 and 81,082 shares were issued to the Co-CEO’s.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There weren’t any stock options awarded to the named executive officers in 2014 and 2013.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On February 25, 2014, the Company entered into new two-year employment agreements, effective December 1, 2013, with David Portnoy, Co-Chief Executive Officer of the Company and Mark Portnoy, Co-Chief Executive Officer of the Company. The new agreements supersede and replace prior employment agreements with each of the executives. These agreements resulted from and reflect the recommendations provided by an independent compensation firm, which was commissioned to provide this analysis in August 2013.

The agreements provide for an annual base salary of $325,000 for David Portnoy and $275,000 for Mark Portnoy. In addition to base salary, for the fiscal years ending November 30, 2014 and November 30, 2015, each executive will be entitled to a cash bonus equal to 8.33% of base salary times the number of the twelve performance targets achieved, as set forth in the agreement. The agreements provide for a grant of 70,270 shares of restricted stock to David Portnoy on December 1, 2013 and for a grant of 59,459 shares of restricted stock to Mark Portnoy on December 1, 2013. One-third of each grant is vested upon grant, one-third vested on December 1, 2014 and one-third will vest on December 1, 2015.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2015.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. Under the Mikulinksy Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. On May 1, 2013, the Company entered into an Amendment Agreement (the “Amendment”) amending certain terms of the Mikulinsky Employment Agreement dated March 5, 2012. The initial term of the Employment Agreement has concluded and an additional one-year term is effective May 1, 2013. The ending date of the current term of the Mikulinsky Employment Agreement is April 30, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2014:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($ )	Option Expiration Date
David Portnoy	August 31, 2011 (1)	100,000	—	$2.90	August 31, 2021
	December 1, 2011 (1)	200,000	—	$1.72	December 1, 2021
Mark Portnoy	August 31, 2011 (1)	100,000	—	$2.90	August 31, 2021
	December 1, 2011 (1)	200,000	—	$1.72	December 1, 2021
Jill Taymans	August 3, 2009 (2)	18,563	—	$1.73	August 3, 2016
	February 1, 2010 (2)	9,281	—	$1.50	February 1, 2017
Oleg Mikulinsky	March 5, 2012 (3)	26,667	13,333	$2.05	March 5, 2019

(1)	On May 30, 2012, the Company received a Nomination of Solicitation Notice from a shareholder nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs’ employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest.
(2)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(3)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as directors or as members of board committees. Effective December 1, 2013, non-employee directors are paid an annual retainer in the amount of $15,000 and an attendance fee of $4,000 for each board meeting and $2,000 for each telephonic quarterly board meetings, and are reimbursed for their reasonable expenses incurred in attending the meeting. The fee for participation in a board or committee meeting held by telephone conference call and lasting at least thirty minutes is $1,000. Each non-employee director receives an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year. Newly elected non-employee directors receive a stock option grant of 20,000 shares per person. All of such stock options have an exercise equal to the fair market value of the common stock on the date of grant.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2014:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$25,250	$22,002	$47,252
George Gaines	$25,250	$22,002	$47,252
Jonathan Wheeler	$25,250	$22,002	$47,252

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2014 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 7, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2015 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Current directors and executive officers:
David Portnoy (3)	1,121,297	10.88%
Mark Portnoy (4)	691,740	6.71%
George Gaines (5)	1,090,625	10.86%
Harold Berger (6)	46,755	*
Jonathan Wheeler (7)	75,625	*
Jill Taymans (8)	45,396	*
Oleg Mikulinsky (9)	40,000	*

Other beneficial owners:
Ki Yong Choi (10)	2,179,086	21.79%

Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (11)	825,000	8.25%

All current directors and executive officers as a group (7 persons) (12)	3,111,438	28.83%

*	Less than 1%.
(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 13, 2015 by (ii) the sum of (a) 10,001,723 which is the number of shares of common stock outstanding as February 13, 2015 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 13, 2015 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 13, 2015. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(3)	Includes 44,636 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 184,407 shares that he owns individually of record, 148,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 78,176 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 78,864 shares of Common Stock held by spouse, 7,974 shares held by David Portnoy as custodian for his minor son; 7,717 shares held by David Portnoy as custodian for his minor daughter and 17,000 shares held by David Portnoy’s father-in-law. Includes 300,000 shares subject to stock options.
(4)	Includes 18,055 shares of Common Stock held directly through a 401(k) plan account, 243,656 shares that he owns individually and 130,029 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 300,000 shares subject to stock options.
(5)	Includes 40,625 shares subject to stock options.
(6)	Includes 40,625 shares subject to stock options.

(7)	Includes 40,625 shares subject to stock options.
(8)	Includes 27,844 shares subject to stock options.
(9)	Includes 40,000 shares subject to stock options.
(10)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Form 4 on August 16, 2012 reporting the following beneficial ownership: (i) 1,945,596 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Form 4 filed August 16, 2012, is c/o Cathedral Hill Associates, 14299 Firestone Boulevard, La Mirada, CA 90638.
(11)	A group consisting of Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on February 12, 2015 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 825,000 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mr. and Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.
(12)	Includes 789,719 shares subject to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount is $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell agrees to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made the five payments of $37,500 as of November 30, 2014.

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Chief Executive Officer, Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy.

Approval of Related Party Transactions

Historically, the Company followed a policy of review and approval of transactions with directors, executive officers and their affiliates by the board of directors, with interested members of the board of directors abstaining from voting on approval of the transactions. Under this policy, the board of directors would approve such transactions only if they were found to be on terms no less favorable to the Company than would be available from third parties in arms-length transactions. The Board of Directors has a policy that the Company will not enter into any transaction or commercial relationship with any director, director nominee, executive officer or greater than 5% stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s financial statements for the fiscal years ended November 30, 2014 and November 30, 2013 and fees billed for other services rendered by Grant Thornton LLP during these periods.

	2014	2013
Audit Fees	$256,042	$211,489
Tax Fees	39,032	55,556
Other	0	0

Total	$295,074	$267,045

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2014 and November 30, 2013 as well as assistance with and review of documents filed with the SEC.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2014 and November 30, 2013.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2014 and November 30, 2013.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, inc.

10.38 (21)	Rights Agreement dated December 5, 2014

23	Consent of Auditors

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CoCEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: March 2, 2015

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	March 2, 2015
David Portnoy

/s/ Mark Portnoy	Co-Chief Executive Officer	March 2, 2015
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	March 2, 2015
Jill Taymans

/s/ Harold Berger	Director	March 2, 2015
Harold Berger

/s/ George Gaines	Director	March 2, 2015
George Gaines

/s/ Jonathan Wheeler	Director	March 2, 2015
Jonathan Wheeler

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

10.38 (21)	Rights Agreement dated December 5, 2014.

23	Consent of Auditors

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.

(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.