Form 10-K/A
period 2014-11-30
CRYO CELL INTERNATIONAL INC
filed 2015-03-04
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K of Cryo-Cell International, Inc. (the “Company”) for the fiscal year ended November 30, 2014 (the “Original Filing”), filed with the Securities and Exchange Commission on March 2, 2015. The sole purpose of filing this Amendment No. 1 is to remove disclosure in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, which was inadvertently included in the Original Filing. Item 7 is being re-filed in its entirety in this Amendment No. 1 pursuant to Securities Exchange Act Rule 12b-15. No other changes have been made to the Original Filing.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2014 were $12,251,921 as compared to $11,366,417 for the fiscal year ended November 30, 2013 representing an 8% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses is approximately $352,000 in legal fees incurred during fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which was excluded from the Company’s directors and officer’s insurance policy. Included in selling, general and administrative expenses for the twelve months ended November 30, 2013 is approximately $150,000, less May and June 2013 rent payments, due to a lease amendment during fiscal 2013. The Company signed an amendment to terminate the building lease on the additional 9,600 square feet that was entered into during June 2006. Also, as a result of the Company’s affiliate in Ecuador being closed during the third quarter of fiscal 2013, the Company recorded an allowance for uncollectible receivables for the $150,000 processing and storage fee receivable due from Ecuador as of November 30, 2013.

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

Equity in Losses of Affiliate. Equity in losses of affiliate was $362,884 for the fiscal year ended November 30, 2014 compared to $154,051 in 2013. Equity in losses of affiliate for fiscal 2014 consists of $187,500 related to additional investments made by the Company into Saneron, $93,904 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees and $81,480 . Equity in losses of affiliate for the years ended November 30, 2013 solely consists of amounts related to compensation expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

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

The effective tax rate of 15.1% and 85.8% for the fiscal years ended November 30, 2014 and 2013, respectively, differs from the statutory rate, due to the full valuation allowance and effect of foreign income taxes related to licensee income in 2014 and 2013.

Liquidity and Capital Resources

Through November 30, 2014, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2013, the Company had cash and cash equivalents of $3,279,267 as compared to $3,925,156 at November 30, 2013. The decrease in cash and cash equivalents in during fiscal 2014 was primarily attributable to the following:

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

Dated: March 4, 2015

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	March 4, 2015
David Portnoy

/s/ Mark Portnoy	Co-Chief Executive Officer	March 4, 2015
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	March 4, 2015
Jill Taymans

/s/ Harold Berger	Director	March 4, 2015
Harold Berger

/s/ George Gaines	Director	March 4, 2015
George Gaines

/s/ Jonathan Wheeler	Director	March 4, 2015
Jonathan Wheeler