Form 10-Q
period 2015-02-28
CRYO CELL INTERNATIONAL INC
filed 2015-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2015

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

As of April 8, 2015, 12,225,340 shares of $0.01 par value common stock were issued and 9,916,306 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,
	2015	November 30,
	(unaudited)	2014
ASSETS

Current Assets
Cash and cash equivalents	$3,550,243	$3,279,267
Restricted cash	204,197	204,141
Marketable securities	98,261	102,674
Accounts receivable (net of allowance for doubtful accounts of $2,032,416 and $1,976,966, respectively)	4,200,003	4,071,997
Prepaid expenses	664,674	710,754
Other current assets	129,626	123,126

Total current assets	8,847,004	8,491,959

Property and Equipment-net	918,190	953,415

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	70,171	80,212

Total other assets	754,171	764,212

Total assets	$10,519,365	$10,209,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,335,709	$992,910
Accrued expenses	907,075	1,471,699
Deferred revenue	6,460,146	6,662,552

Total current liabilities	8,702,930	9,127,161

Other Liabilities
Deferred revenue, net of current portion	9,797,209	9,509,088
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	12,097,209	11,809,088

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding), and Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—

Common stock ($.01 par value, 20,000,000 authorized; 12,225,340 issued and 9,993,808 outstanding as of February 28, 2015 and 11,921,285 issued and 9,706,174 outstanding as of November 30, 2014)	119,213	119,213
Additional paid-in capital	28,040,867	27,842,106
Treasury stock, at cost	(5,151,690)	(5,112,648)
Accumulated deficit	(33,289,164)	(33,575,334)

Total stockholders’ deficit	(10,280,774)	(10,726,663)

Total liabilities and stockholders’ deficit	$10,519,365	$10,209,586

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2015	2014

Revenue:
Processing and storage fees	$4,673,969	$4,357,231
Licensee income	169,412	963,251

Total revenue	4,843,381	5,320,482

Costs and Expenses:
Cost of sales	1,273,987	1,334,361
Selling, general and administrative expenses	2,913,973	3,122,723
Research, development and related engineering	11,988	14,368
Depreciation and amortization	18,242	44,505

Total costs and expenses	4,218,190	4,515,957

Operating Income	625,191	804,525

Other Income (Expense):
Other income (expense)	(4,075)	27,769
Interest expense	(301,286)	(274,316)

Total other expense	(305,361)	(246,547)

Income before equity in losses of affiliate and income tax expense	319,830	557,978

Equity in losses of affiliate	(8,248)	(113,575)

Income before income tax expense	311,582	444,403
Income tax expense	(25,412)	(47,291)

Net Income	$286,170	$397,112

Net income per common share - basic	$0.03	$0.04

Weighted average common shares outstanding - basic	9,824,566	10,690,188

Net income per common share - diluted	$0.03	$0.04

Weighted average common shares outstanding - diluted	10,058,649	10,764,158

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2015	2014

Net income	$286,170	$397,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58,994	95,813
Compensatory element of stock options	190,513	152,236
Provision for doubtful accounts	140,505	161,891
Equity in losses of affiliate	8,248	113,575
Changes in assets and liabilities:
Accounts receivable	(268,511)	(529,649)
Notes receivable	—	550,782
Prepaid expenses and other current assets	46,080	77,758
Other current assets	(6,500)	—
Deposits and other assets, net	9,575	42,628
Accounts payable	342,799	231,176
Accrued expenses	(564,624)	(713,994)
Deferred revenue	85,715	(686,024)

Net cash provided by (used in) operating activities	328,964	(106,696)

Cash flows from investing activities:
Release of restricted cash held in escrow	(56)	24,166
Purchases of property and equipment	(23,303)	(11,025)
Sales (purchases) of marketable securities and other investments, net	4,413	(61,685)
Investment in affiliate	—	(75,000)

Net cash used in investing activities	(18,946)	(123,544)

Cash flows from financing activities:
Treasury stock purchases	(39,042)	(451,913)

Net cash used in financing activities	(39,042)	(451,913)

Increase (decrease) in cash and cash equivalents	270,976	(682,153)

Cash and cash equivalents - beginning of period	3,279,267	3,925,156

Cash and cash equivalents - end of period	$3,550,243	$3,243,003

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2015 and November 30, 2014, the related Consolidated Statements of Operations and Cash Flows for the three months ended February 28, 2015 and 2014 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2015 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2015.

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

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and lifetime. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee, the twenty-one year storage fee and the life-time storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,332,000 and $10,517,000 as of February 28, 2015 and November 30, 2014, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three months ended February 28, 2015 and February 28, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $25,000 and $47,000 for the three months ended February 28, 2015 and February 28, 2014, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2015 and February 28, 2014, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2015 and 2014.

Stock Compensation

As of February 28, 2015, the Company has three stock-based compensation plans, which are described in Note 4 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $191,000 and $152,000 for the three months ended February 28, 2015 and February 28, 2014, respectively, of stock-based compensation expense.

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

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The Company believes that the fair value of its revenue sharing agreements’ liability recorded on the balance sheet is between the recorded book value and up to the Company’s settlement experience, due to the various terms and conditions associated with each Revenue Sharing Agreement.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2015 and November 30, 2014, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements at February 28, 2015 Using
Description	Fair Value at February 28, 2015	Level 1	Level 2	Level 3

Assets:
Trading Securities	$98,261	$98,261	—	—

		Fair Value Measurements at November 30, 2014 Using
Description	Fair Value at November 30, 2014	Level 1	Level 2	Level 3

Assets:
Trading Securities	$102,674	$102,674	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

There was ($4,400) and $15,525 in unrealized holding loss and gain, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the three months ended February 28, 2015 and 2014.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company was paying $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. Effective October 13, 2014, the Company no longer offers the Cryo-Cell CaresTM program to new clients. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 28, 2015 and November 30, 2014 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Income per Common Share

Net income per common share data are based on net income. The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2015	For the three months ended February 28, 2014
Numerator:
Net Income	$286,170	$397,112
Denominator:
Weighted-average shares outstanding-basic	9,824,566	10,690,188
Dilutive common shares issuable upon exercise of stock options	234,083	73,970
Weighted-average shares-diluted	10,058,649	10,764,158

Earnings per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

For the three months ended February 28, 2015, the Company excluded the effect of 271,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2014, the Company excluded the effect of 551,334 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 28, 2015 and November 30, 2014, the Company had an ownership interest of approximately 33% in Saneron, which is accounted for under the equity method of accounting. As of February 28, 2015 and November 30, 2014, the net Saneron investment, which represents goodwill, is reflected on the consolidated balance sheets at approximately $684,000. As of February 28, 2015 and November 30, 2014, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment, and the investment was not impaired as of February 28, 2015 and November 30, 2014.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made five payments of $37,500 through November 30, 2014. The Company has made no additional payments through February 28, 2015.

For the three months ended February 28, 2015 and February 28, 2014, the Company recorded equity in losses of Saneron operations of approximately $8,000 and $114,000, respectively. For the three months ended February 28, 2015, $8,000 was related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three months ended February 28, 2014, $75,000 was related to additional investments (see above) made by the Company into Saneron and $39,000 was related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

Note 4 – Stockholder’s Equity

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the 2000 Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of February 28, 2015 and November 30, 2014, there were 2,500 and 2,500 options outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 28, 2015 and November 30, 2014, there were 588,931 and 594,766 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2015, there were 267,845 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of February 28, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 116,240 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of November 30, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 58,120 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of February 28, 2015, there were 1,795,911 shares available for future issuance under the 2012 Plan.

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

There were no options granted during the three months ended February 28, 2015 and February 28, 2014, respectively.

Stock option activity for the three months ended February 28, 2015, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2014	997,266	$2.14	5.84	$661,466

Granted	—	—		—
Exercised	—	—		—
Expired/forfeited	5,835	2.26		1,125

Outstanding at February 28, 2015	991,431	$2.14	5.61	$414,408

Exercisable at February 28, 2015	975,804	$2.14	5.61	$412,827

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2015 or February 28, 2014, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the three months ended February 28, 2015 and February 28, 2014.

Significant option groups exercisable at February 28, 2015 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	2,500	.45	$0.68	2,500	$0.68
$1.01 to $ 2.00	469,264	6.20	$1.72	468,431	$1.72
$2.01 to $ 3.00	519,667	5.11	$2.53	504,873	$2.53

	991,431	5.61	$2.14	975,804	$2.14

A summary of the status of the Company’s non-vested options as of February 28, 2015, and changes during the three months ended February 28, 2015, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2014	27,083	$1.64

Granted	—	—
Vested	(11,456)	1.67
Forfeited	—	—

Non-vested at February 28, 2015	15,627	$1.61

As of February 28, 2015 there was approximately $18,500 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2000 Plan, 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .51 years as of February 28, 2015. The total fair value of shares vested during the three months ended February 28, 2015 was approximately $19,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months ended February 28, 2015 and 2014. As of February 28, 2015, there were no performance or market-based vesting condition options outstanding.

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

The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of February 28, 2015 was $160,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of operations. As of February 28, 2015, there was approximately $60,000 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. As of February 28, 2015, certain market and performance thresholds were met during fiscal year 2014 and the Board agreed to grant David Portnoy and Mark Portnoy 31,087 and 27,033 shares of restricted common shares, respectively. The fair value of these shares as of February 28, 2015 was $134,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations.

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

Technology Agreements

The Company has entered into a definitive License and Royalty Agreement with Asia Cryo-Cell Private Limited to establish and market its umbilical cord blood program in India.

The Company has entered into definitive License and Royalty Agreements with Asia Cryo-Cell Private Limited and

S-Evans Bio-Sciences, Inc. to establish and market its menstrual stem cell program in India and China, respectively.

The Company previously had a License and Royalty Agreement with Cryo-Cell de Mexico (“Mexico”) and on August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico would pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. The amendment is expected to result in a reduction of licensee income in future periods. In December 2013, Mexico paid the balance due of $563,000 in full, which is reflected in the consolidated statement of operations as of February 28, 2014 as licensee and interest income. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended February 28, 2015 and February 28, 2014. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of operations.

	For the three months ended
	February 28, 2015			February 28, 2014
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total

India	$—	$169,412	$169,412	$—	$169,412	$169,412
Mexico	—	—	—	—	793,839	793,839

Total	$—	$169,412	$169,412	$—	$963,251	$963,251

Note 6– Legal Proceedings

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

Note 7– Share Repurchase Plan

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company’s outstanding common stock. On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to three million (3,000,000) shares. On April 8, 2015, subsequent to the balance sheet date, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to six million (6,000,000) shares. The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

As of February 28, 2015, the Company had repurchased 2,231,532 shares of the Company’s common stock at an average price of $2.31 per share through open market and privately negotiated transactions. The Company purchased 16,421 and 217,751 shares of the Company’s common stock during the first quarters of fiscal 2015 and 2014, respectively, at an average price of $2.38 per share and $2.08 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2015 and November 30, 2014. As of February 28, 2015 and November 30, 2014, 2,231,532 and 2,215,111 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 77,502 shares of the Company’s common stock at an average price of $2.54 per share through open market and privately negotiated transactions.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include the following:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(v)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of the placental stem cell service offering or any other new types of stem cells;

(vi)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(vii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(viii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(ix)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(x)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xi)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xii)	any difficulties and increased expense in enforcing our international licensing agreements;

(xiii)	any adverse performance by or relations with any of our licensees;

(xiv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xv)	any inability to realize cost savings as a result of potential acquisitions;

(xvi)	any inability to realize a return on an investment;

(xvii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xviii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the costs associated with proxy contests and its impact on our business and

(xxv)	other factors many of which are beyond our control.

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

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective February 4, 2015, the Company offers two pricing models, a promotional plan and one-year storage plan. The Company charges fees of $1,250 for the promotional plan and $1,950 for the one-year storage plan to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $250 for new clients that enroll in the promotional plan and an annual storage fee of $150 for new clients that enroll in the one-year storage plan; storage fees for existing customers depend on the contracts with such customers. From February 1, 2012 through February 4, 2015, the Company charged fees of $2,074 to new clients for the collection kit, processing and testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charged an annual storage fee of $125 for new clients; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $3,949 and $6,000, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the three months ended February 28, 2015, the Company’s revenues decreased 9% as compared to the same period in 2014. The Company reported net income of approximately $286,000, or $0.03 per basic common share for the three months ended February 28, 2015 compared to net income of approximately $397,000 or $0.04 per basic common share for the same period in 2014. The decrease in net income for the three months ended February 28, 2015 principally resulted from the 9% decrease in revenues. This was partially offset by a 5% decrease in cost of sales and a 7% decrease in selling, general and administrative expenses.

At February 28, 2015, the Company had cash and cash equivalents of $3,550,243. The Company’s cash increased by approximately $271,000 during the first three months of fiscal 2015, primarily as a result of approximately $329,000 of cash provided by operations offset by approximately $23,000 of cash used to purchase property and equipment and approximately $39,000 used for stock repurchase. As of February 28, 2015, the Company had no long-term indebtedness.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include strategic mergers or acquisitions, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction.

Results of Operations

Revenues. Revenues for the three months ended February 28, 2015 were $4,843,381 as compared to $5,320,482 for the same period in 2014, a 9% decrease. The decrease in revenue was primarily attributable to an 82% decrease in licensee income offset by a 7% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 13% increase in recurring annual storage fee revenue. The Company had a 4% increase in the number of new cord blood specimens processed in the first quarter of fiscal 2015 versus the same period in 2014.

Licensee Income. Licensee income for the three months ended February 28, 2015, was $169,412 as compared to $963,251 for the 2014 period. Licensee income for the three months ended February 28, 2015 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement. Licensee income for the three months ended February 28, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment (see Note 5) during the first quarter fiscal 2014. The remaining licensee income consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment will result in a reduction of licensee income in future periods.

Cost of Sales. Cost of sales for the three months ended February 28, 2015 was $1,273,987 as compared to $1,334,361 for the same period in 2014, representing a 5% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $41,000 and $51,000 for the three months ended February 28, 2015 and February 28, 2014, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2015 were $2,913,973 as compared to $3,122,723 for the 2014 period representing a 7% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to approximately $205,000 in legal fees during the first quarter of fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which was excluded from the Company’s directors and officers insurance policy.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2015 were $11,988 as compared to $14,368 for the three months ended February 28, 2014. The expenses for each period primarily relate to the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2015 was $18,242 compared to $44,505 for the 2014 period.

Equity in Losses of Affiliate. Equity in losses of affiliate was $8,248 for the three months ended February 28, 2015, compared to $113,575 for the 2014 period. Equity in losses of affiliate for the three months ended February 28, 2015 is solely related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the three months ended February 28, 2014 consists of $75,000 related to additional investments made by the Company into Saneron and $38,575 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $25,000 and $47,000 for the three months ended February 28, 2015 and February 28, 2014, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of operations.

There was no U.S. income tax expense for the three months ended February 28, 2015 and for the same period in 2014, due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through February 28, 2015, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At February 28, 2015, the Company had cash and cash equivalents of $3,550,243 as compared to $3,279,267 at November 30, 2014. The increase in cash and cash equivalents during the three months ended February 28, 2015 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2015 was $328,964, which was primarily attributable to the Company’s operating results.

Net cash used in operating activities for the three months ended February 28, 2014 was $106,696, which was primarily attributable to the Company’s operating results.

Net cash used in investing activities for the three months ended February 28, 2015 was $18,946, which was primarily attributable to the purchases of property and equipment.

Net cash used in investing activities for the three months ended February 28, 2014 was $123,544, which was primarily attributable to the purchases of marketable securities and other investments.

Net cash used by financing activities for the three months ended February 28, 2015 was $39,042 which was attributable to the stock repurchase plan pursuant to which the Company has repurchased 16,421 shares of the Company’s common stock.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As previously disclosed in the Company’s 10-Q filed October 15, 2014, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision.

Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary. Management will address in the Company’s second quarter Form 10Q.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 10, 2015, a Complaint was filed by the Company in the Pinellas County Court, Florida, styled: Cryo-Cell International, Inc. v Cord Blood America, Inc. The Complaint was filed in order to compel Cord Blood of America, Inc., a Florida corporation (“CBAI”), to hold an annual meeting of shareholders for the purpose of electing directors.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2014	5,000	$2.40	5,000	779,889
January 1 – 31, 2015	2,500	$2.27	2,500	777,389
February 1 – 28, 2015	8,921	$2.40	8,921	768,468

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

Date: April 14, 2015