Form 10-Q
period 2015-05-31
CRYO CELL INTERNATIONAL INC
filed 2015-07-15
CIK 862692

U.S.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2015

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 6, 2015, 12,225,340 shares of $0.01 par value common stock were issued and 9,665,734 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2015 (unaudited)	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,914,021	$3,279,267
Restricted cash	204,252	204,141
Marketable securities	532,369	102,674
Accounts receivable (net of allowance for doubtful accounts of $2,151,200 and $1,976,966, respectively )	3,707,192	4,071,997
Prepaid expenses	822,083	710,754
Other current assets	126,864	123,126

Total current assets	9,306,781	8,491,959

Property and Equipment-net	881,260	953,415

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Deposits and other assets, net	68,038	80,212

Total other assets	752,038	764,212

Total assets	$10,940,079	$10,209,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,255,567	$992,910
Accrued expenses	1,277,925	1,471,699
Deferred revenue	6,577,368	6,662,552

Total current liabilities	9,110,860	9,127,161

Other Liabilities
Deferred revenue, net of current portion	10,224,446	9,509,088
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	12,524,446	11,809,088

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,225,340 issued and 9,666,203 outstanding as of May 31, 2015 and 11,921,285 issued and 9,706,174 outstanding as of November 30, 2014)	122,254	119,213
Additional paid-in capital	28,100,486	27,842,106
Treasury stock, at cost	(6,065,111)	(5,112,648)
Accumulated other comprehensive income	226,276	—
Accumulated deficit	(33,079,132)	(33,575,334)

Total stockholders’ deficit	(10,695,227)	(10,726,663)

Total liabilities and stockholders’ deficit	$10,940,079	$10,209,586

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue:
Processing and storage fees	$4,844,477	$4,723,435	$9,518,446	$9,080,666
Licensee and royalty income	169,412	169,411	338,824	1,132,662

Total revenue	5,013,889	4,892,846	9,857,270	10,213,328

Costs and Expenses:
Cost of sales	1,377,387	1,489,705	2,651,374	2,824,066
Selling, general and administrative expenses	3,006,779	2,753,140	5,920,752	5,875,863
Abandonment of patents	—	25,649	—	25,649
Research, development and related engineering	10,531	18,323	22,519	32,691
Depreciation and amortization	17,101	43,699	35,343	88,204

Total costs and expenses	4,411,798	4,330,516	8,629,988	8,846,473

Operating Income	602,091	562,330	1,227,282	1,366,855

Other Income (Expense):
Other income (expense)	11,402	7,474	7,327	35,243
Interest expense	(369,801)	(252,544)	(671,087)	(526,860)

Total other expense	(358,399)	(245,070)	(663,760)	(491,617)

Income before equity in losses of affiliate and income tax expense	243,692	317,260	563,522	875,238

Equity in losses of affiliate	(8,248)	(76,076)	(16,496)	(189,651)

Income before income tax expense	235,444	241,184	547,026	685,587
Income tax expense	(25,412)	(25,411)	(50,824)	(72,702)

Net Income	$210,032	$215,773	$496,202	$612,885

Net income per common share - basic	$0.02	$0.02	$0.05	$0.06

Weighted average common shares outstanding - basic	9,809,127	10,250,471	9,816,762	10,467,914

Net income per common share - diluted	$0.02	$0.02	$0.05	$0.06

Weighted average common shares outstanding - diluted	10,042,604	10,406,607	10,049,315	10,595,590

Other Comprehensive Income
Unrealized gain on marketable securities	$226,276	$—	$226,276	$—

Comprehensive Income	$436,308	$215,773	$722,478	$612,885

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2015	May 31, 2014
Net income	$496,202	$612,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,028	191,675
Abandonment of patents	—	25,649
Compensatory element of stock options	244,925	207,843
Provision for doubtful accounts	273,417	374,966
Equity in losses of affiliate	16,496	189,651
Changes in assets and liabilities:
Accounts receivable	91,388	(1,134,216)
Notes receivable	—	550,782
Prepaid expenses and other current assets	(111,329)	69,135
Other current assets	(3,738)	—
Deposits and other assets, net	11,243	47,628
Accounts payable	262,657	(34,801)
Accrued expenses	(193,774)	(580,174)
Deferred revenue	630,174	(159,266)

Net cash provided by operating activities	1,831,689	361,757

Cash flows from investing activities:
Release of restricted cash held in escrow	(111)	764,098
Purchases of property and equipment	(40,942)	(73,532)
Sales (purchases) of marketable securities and other investments, net	(203,419)	(102,650)
Investment in affiliate	—	(112,500)

Net cash (used in) provided by investing activities	(244,472)	475,416

Cash flows from financing activities:
Treasury stock purchases	(952,463)	(1,407,278)
Proceeds from the exercise of stock options	—	48,665

Net cash used in financing activities	(952,463)	(1,358,613)

Increase (decrease) in cash and cash equivalents	634,754	(521,440)

Cash and cash equivalents - beginning of period	3,279,267	3,925,156

Cash and cash equivalents - end of period	$3,914,021	$3,403,716

Supplemental non-cash investing activities:
Unrealized gain on marketable securities	$226,276	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2015 and November 30, 2014, the related Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2015 and May 31, 2014 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2015 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2015.

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

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing, 21 year storage and life-time storage fee include the Company’s historical pricing practices, as well as expected profit margins.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $10,187,000 and $10,517,000 as of May 31, 2015 and November 30, 2014, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of income or losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three and six months ended May 31, 2015 and May 31, 2014 due to the utilization or expected utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $25,000 and $25,000 for the three months ended May 31, 2015 and 2014, respectively, of foreign income tax expense. The Company recognized approximately $51,000 and $73,000 for the six months ended May 31, 2015 and 2014, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2015 and May 31, 2014, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2015 and 2014.

Due to tests performed during the six months ended May 31, 2014, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income. Management believes that the impact to future operations will be immaterial and it will not impact the Company’s core operations.

Stock Compensation

As of May 31, 2015, the Company has three stock-based compensation plans, which are described in Note 4 to the unaudited consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $54,000 and $56,000 for the three months ended May 31, 2015 and May 31, 2014, respectively, of stock compensation expense. The Company recognized approximately $245,000 and $208,000 for the six months ended May 31, 2015 and May 31, 2014, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 and November 30, 2014, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2015 Using
Description	May 31, 2015	Level 1	Level 2	Level 3
Assets:
Trading securities	$115,406	$115,406	—	—
Available-for-sale securities	416,963	416,963	—	—

Total	$532,369	$532,369	—	—

	Fair Value at November 30, 2014	Fair Value Measurements at November 30, 2014 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$102,674	$102,674	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was $3,768 and $7,354 in unrealized holding gain, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three months ended May 31, 2015 and 2014. For trading securities, there was ($645) and $22,879 in unrealized holding loss and gain, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the six months ended May 31, 2015 and 2014.

Available-for-sale securities - During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale securities. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was $226,276 and $0 in unrealized holding gains, respectively, reported as comprehensive income on the accompanying consolidated statements of comprehensive income for the three months ended May 31, 2015 and 2014. For available-for-sale securities, there was $226,276 and $0 in unrealized holding gains, respectively, reported as comprehensive income on the accompanying consolidated statements of comprehensive income for the six month period ended May 31, 2015 and 2014. Additionally, there was $7,361 in realized gains on the disposition of available for sale securities recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three and six months ended May 31, 2015.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2015 and November 30, 2014 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Numerator:
Net Income	$210,032	$215,773	$496,202	$612,885

Denominator:
Weighted-average shares outstanding-basic	9,809,127	10,250,471	9,816,762	10,467,914
Dilutive common shares issuable upon exercise of stock options	233,477	156,136	232,553	127,676

Weighted-average shares-diluted	10,042,604	10,406,607	10,049,315	10,595,590

Net income per common share:
Basic	$0.02	$0.02	$0.05	$0.06

Diluted	$0.02	$0.02	$0.05	$0.06

For the three and six months ended May 31, 2015, the Company excluded the effect of 271,000 and 271,000, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and six months ended May 31, 2014, the Company excluded the effect of 296,001 and 419,334, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2015 and November 30, 2014, the Company had an ownership interest of approximately 33% in Saneron, which is accounted for under the equity method of accounting. As of May 31, 2015 and November 30, 2014, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $684,000. As of May 31, 2015 and November 30, 2014, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and the investment was not impaired as of May 31, 2015 and November 30, 2014.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made five payments of $37,500 through November 30, 2014. The Company has made no additional payments since November 30, 2014 and through May 31, 2015.

For the three and six months ended May 31, 2015, the Company recorded equity in losses of Saneron operations of $8,248 and $16,496 which solely related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and six months ended May 31, 2014, the Company recorded equity in losses of Saneron operations of $76,076 and $189,651. For the three and six months ended May 31, 2014, $37,500 and $112,500, respectively, was related to valuation allowances associated with the Note entered into as discussed above and $38,576 and $77,151, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

Note 4 – Stockholder’s Equity

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of May 31, 2015 and November 30, 2014, there were 2,500 and 2,500 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). As of May 31, 2015 and November 30, 2014, there were 582,264 and 594,766 shares outstanding under the 2006 Plan, respectively. As of May 31, 2015, there were 272,845 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of May 31, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 116,240 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of November 30, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 58,120 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of May 31, 2015, there were 1,795,911 shares available for future issuance under the 2012 Plan.

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

There were no options granted during the three and six months ended May 31, 2015 and May 31, 2014, respectively.

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	997,266	$2.14	5.84	$661,466

Granted	—			—
Exercised	—	—		—
Expired/forfeited	(12,502)	2.09		3,409

Outstanding at May 31, 2015	984,764	$2.14	5.40	$348,536

Exercisable at May 31, 2015	976,428	$2.14	5.40	$348,069

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2014 or May 31, 2015, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the six months ended May 31, 2015.

During the six months ended May 31, 2014 the Company issued 32,496 common shares to option holders who exercised options for $48,665.

Significant option groups outstanding and exercisable at May 31, 2015 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.42 to $1.00	2,500	0.21	$0.68	2,500	$0.68
$1.01 to $ 2.00	466,764	5.98	$1.72	465,931	$1.72
$2.01 to $ 3.00	515,500	4.90	$2.53	507,997	$2.53

	984,764	5.40	$2.14	976,428	$2.14

A summary of the status of the Company’s non-vested options as of May 31, 2015, and changes during the six months ended May 31, 2015, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2014	27,083	$1.64

Granted	—	—
Vested	(18,747)	1.66
Forfeited	—	—

Non-vested at May 31, 2015	8,336	$1.59

As of May 31, 2015, there was approximately $9,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .25 years as of May 31, 2015. The total fair value of shares vested during the six months ended May 31, 2015 was approximately $31,000.

Restricted common shares

During the first fiscal quarter of 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of May 31, 2015 was $200,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2015, there was approximately $40,000 of total unrecognized compensation cost, which will be recognized during fiscal year 2015, related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. The Company issued David Portnoy 93,244 shares and Mark Portnoy 81,082 shares during the first quarter of fiscal 2015. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. As of May 31, 2015, there was approximately $47,000 of total unrecognized compensation cost, which will be recognized during fiscal 2015, related to the non-vested market-based shares of restricted common stock.

Preferred Stock Rights Plan

On November 26, 2014, the Board of Directors of the Company declared a dividend payable December 5, 2014 of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (a “Common Share”) outstanding as of the close of business on December 5, 2014 (the “Record Date”) and authorized the issuance of one Right for each additional Common Share that becomes outstanding between the Record Date and the earliest of the close of business on the Distribution Date (hereinafter defined), the Redemption Date (hereinafter defined), and the close of business on the Final Expiration Date (hereinafter defined), and for certain additional Common Shares that become outstanding after the Distribution Date, such as upon the exercise of stock options or conversion or exchange of securities or notes.

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

The Company previously had a License and Royalty Agreement with Cryo-Cell de Mexico (“Mexico”) and on August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination has been revoked and Mexico would pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. In December 2013, Mexico paid the balance due of $563,000 in full, which is reflected in the consolidated statement of comprehensive income as of February 28, 2014 as licensee and interest income. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment has and is expected to result in a reduction of licensee and royalty income in future periods.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2015 and May 31, 2014. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive income.

	Three Months Ended May 31, 2015	Six Months Ended May 31, 2015
	Process and Storage Royalties
India	$169,412	$338,824

Total	$169,412	$338,824

	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014
	Process and Storage Royalties
India	$169,411	$338,823
Mexico	—	793,839

Total	$169,411	$1,132,662

Note 6 – Legal Proceedings

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

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of comprehensive income. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

Note 7 – Share Repurchase Plan

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company’s outstanding common stock. On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to three million (3,000,000) shares. On April 8, 2015, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to six million (6,000,000) shares. The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

As of May 31, 2015, the Company had repurchased a total of 2,559,137 shares of the Company’s common stock at an average price of $2.37 per share through open market and privately negotiated transactions. The Company purchased 344,026 and 636,531 shares of the Company’s common stock during the six months ended May 31, 2015 and May 31, 2014, respectively, at an average price of $2.77 per share and $2.21 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of May 31, 2015 and November 30, 2014. As of May 31, 2015 and November 30, 2014, 2,559,137 and 2,215,111 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 469 shares of the Company’s common stock at an average price of $2.36 per share through open market and privately negotiated transactions.

Note 8 – Subsequent Events

On June 11, 2015, subsequent to the balance sheet date, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CytoMedical Design Group LLC (“CytoMedical”) pursuant to which the Company will purchase specified assets and assume certain liabilities used in CytoMedical’s Prepacyte®-CB cord blood business. The Prepacyte-CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The Agreement requires the Company to pay an initial payment of $1,100,000 and a contingent payment of $1,300,000 plus a cash payment equal to the value of the Inventory (as defined in the Agreement) on June 30, 2015, less any prepayment made by the Company to CytoMedical. As part of the closing on July 1, 2015, Cryo-Cell paid $861,783 as required per the Disbursement of Funds Schedule in the Amended Agreement with CytoMedical, dated June 30, 2015. In addition, the Company signed a Promissory Note in the amount of $1,300,000 with CytoMedical, dated June 30, 2015. As a result of the acquisition of the Prepacyte-CB Processing System, beginning in the third quarter of 2015, our consolidated results of operations will include the results of the Prepacyte-CB Processing System. We have not completed a detailed valuation analysis necessary to determine the final fair market values of the acquired net assets of the Prepacyte-CB Processing System, and any related income tax effects and the initial accounting for the business combination is incomplete at this time. We expect to finalize the acquisition accounting related to the transaction during the fourth quarter of 2015. Pro forma financial information for the Prepacyte-CB Processing System as of June 30, 2015 and June 30, 2014 and for the periods ended December 31, 2014 and December 31, 2013 is currently unavailable. We will furnish such pro forma information pursuant to FASB and SEC guidelines when it becomes available.

On June 30, 2015, subsequent to the Company’s balance sheet date, the Company commenced a partial tender offer to purchase up to 750,000 shares of its common stock, at a price of $3.25 per share. The maximum number of shares proposed to be purchased in the tender offer represents approximately 7.76% of Cryo-Cell’s currently outstanding common shares (including shares of unvested restricted stock). On June 29, 2015, the last trading day prior to the commencement of the tender offer, the last sale price of Cryo-Cell’s shares reported on the OTCBB was $2.29 per share. The tender offer will expire on July 28, 2015. Tenders of shares of Cryo-Cell’s common stock must be made on or prior to the expiration of the tender offer and may be withdrawn at any time on or prior to the expiration of the tender offer. Only shares properly tendered and not properly withdrawn pursuant to the tender offer will be purchased. The tender offer will be financed entirely with cash on hand. Cryo-Cell reserves the right, in its sole discretion, to purchase in the tender offer, subject to applicable law, an additional number of shares not to exceed 2% of the outstanding shares without amending or extending the tender offer.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(v)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch any new types of stem cells;

(vi)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(vii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(viii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(ix)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(x)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xi)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xii)	any difficulties and increased expense in enforcing our international licensing agreements;

(xiii)	any adverse performance by or relations with any of our licensees;

(xiv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xv)	any inability to realize cost savings as a result of recent acquisitions;

(xvi)	any inability to realize a return on an investment;

(xvii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xviii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the costs associated with proxy contests and its impact on our business and

(xxv)	other factors many of which are beyond our control.

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

During the six months ended May 31, 2015, total revenue decreased 3% as compared to the same period in 2014. The Company reported net income of approximately $496,000 or $0.05 per basic common share for the six months ended May 31, 2015 compared to net income of approximately $612,000 or $0.06 per basic common share for the same period in 2014. The decrease in net income for the six months ended May 31, 2015 principally resulted from the decrease in total revenues as a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014 and a 27% increase in interest expense, partially offset by a 6% decrease in cost of sales.

At May 31, 2015, the Company had cash and cash equivalents of $3,914,021. The Company’s cash increased by approximately $635,000 during the first six months of fiscal 2015, primarily as a result of approximately $1,800,000 of cash provided by operations offset by approximately $244,000 of cash used to purchase property and equipment and marketable securities and approximately $952,000 used for stock repurchases. As of May 31, 2015, the Company had no long-term indebtedness.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include strategic mergers or acquisitions, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction.

Results of Operations - Six Month Period Ended May 31, 2015 Compared to the Six Month Period Ended May 31, 2014

Revenues. Revenues for the six months ended May 31, 2015 were $9,857,270 as compared to $10,213,328 for the same period in 2014. The decrease in revenue was primarily attributable to a 70% decrease in licensee income offset by a 5% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 10% increase in recurring annual storage fee revenue which is due to the continuing increase in the Company’s client base. The Company’s number of new cord blood specimens processed during the six months ended May 31, 2015 was relatively flat compared to the same period in 2014.

Licensee and Royalty Income. Licensee and royalty income for the six months ended May 31, 2015, was $338,824 as compared to $1,132,662 for the 2014 period. Licensee and royalty income for the six months ended May 31, 2015 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement. Licensee and royalty income for the six months ended May 31, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014. The remaining licensee and royalty income consists of royalty income earned on the processing and storage of specimens in India. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment has resulted in a reduction of licensee and royalty income.

Cost of Sales. Cost of sales for the six months ended May 31, 2015 was $2,651,374 as compared to $2,824,066 for the same period in 2014, representing a 6% decrease. Cost of sales was 27% of revenues for the six months ended May 31, 2015 and 28% for the six months ended May 31, 2014. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $79,000 and $103,000 for the six months ended May 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2015 were $5,920,752 as compared to $5,875,863 for the 2014 period representing a slight increase. These expenses are primarily comprised of selling and marketing, salaries and wages for personnel and professional fees.

Abandonment of Patents. During the six months ended May 31, 2014, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of comprehensive income. The impact to future operations is considered immaterial and is not expected to impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2015 were $22,519 as compared to $32,691 for the 2014 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2015 was $35,343 compared to $88,204 for the 2014 period. The decrease is due to full depreciation of historical assets.

Interest Expense. Interest expense during the six months ended May 31, 2015, was $671,087 compared to $526,860 during the comparable period in 2014. Interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $16,496 for the six months ended May 31, 2015, compared to $189,651 for the 2014 period. Equity in losses of affiliate for the six months ended May 31, 2015, solely related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the six months ended May 31, 2014 consists of $112,500 related to additional investments made by the Company into Saneron and $77,151 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $50,824 and $72,702 for the six months ended May 31, 2015 and May 31, 2014, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

The Company did not record U.S. income tax expense or benefit during the six months ended May 31, 2015 and for the same period in 2014, due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. During the first fiscal quarter of 2015, the Company came out of a 36-month cumulative net loss position. The second fiscal quarter of 2015 represents the first quarter since the Company came out of the net loss position. Management is evaluating all positive and negative evidence in its determination as to the amount of deferred tax assets that may be realized in future periods. This evaluation will continue during the remainder of the fiscal year.

Results of Operations - Three Month Period Ended May 31, 2015 Compared to the Three Month Period Ended May 31, 2014

Revenues. Revenues for the three months ended May 31, 2015 were $5,013,889 as compared to $4,892,846 for the same period in 2014. The increase in revenue was primarily attributable to a 3% increase in processing and storage fees due to an increase in the average selling price per specimen.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 7% increase in recurring annual storage fee revenue which is due to the continuing increase in the Company’s client base. The Company also had a 4% decrease in the number of new cord blood specimens processed for three months ended May 31, 2015 versus the same period in 2014.

Licensee and Royalty Income. Licensee and royalty income for the three months ended May 31, 2015, was $169,412 as compared to $169,411 for the 2014 period. Licensee and royalty income for the three months ended May 31, 2015 and May 31, 2014 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive license agreement.

Cost of Sales. Cost of sales for the three months ended May 31, 2015 was $1,377,387 as compared to $1,489,705 for the same period in 2014, representing an 8% decrease. The decrease is primarily attributable to a decrease in laboratory salary expense. Cost of sales was 27% of revenues for the three months ended May 31, 2015 and 30% for the three months ended May 31, 2014. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $38,000 and $52,000 for the three months ended May 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2015 were $3,006,779 as compared to $2,753,140 for the 2014 period representing an 8% increase. Selling, general and administrative expenses is primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Abandonment of Patents. During the three months ended May 31, 2014 management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000 for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of comprehensive income. The impact to future operations is immaterial and it will not impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2015 were $10,531 as compared to $18,323 for the 2014 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2015 was $17,101 compared to $43,699 for the 2014 period. The decrease is due to full depreciation of historical assets.

Interest Expense. Interest expense during the three months ended May 31, 2015, was $369,801 compared to $252,544 during the comparable period in 2014. Interest expense is mainly comprised of payments made to the other parties to the Company’s RSAs based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $8,248 for the three months ended May 31, 2015, compared to $76,076 for the 2014 period. Equity in losses of affiliate for the three months ended May 31, 2015 related solely to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the three months ended May 31, 2014 consists of $37,500 related to additional investments made by the Company into Saneron and $38,576 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $25,412 and $25,411 for the three months ended May 31, 2015 and 2014, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

The Company did not record U.S. income tax expense or benefit during the three months ended May 31, 2015 and for the same period in 2014, due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements. During the first fiscal quarter of 2015, the Company came out of a 36-month cumulative net loss position. The second fiscal quarter of 2015 represents the first quarter since the Company came out of the net loss position. Management is evaluating all positive and negative evidence in its determination as to the amount of deferred tax assets that may be realized in future periods. This evaluation will continue during the remainder of the fiscal year.

Liquidity and Capital Resources

Through May 31, 2015, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At May 31, 2015, the Company had cash and cash equivalents of $3,914,021 as compared to $3,279,267 at November 30, 2014. The increase in cash and cash equivalents during the six months ended May 31, 201 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2015 was $1,831,689 principally due to an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan and a 6% decrease in cost of sales.

Net cash provided by operating activities for the six months ended May 31, 2014 was $361,757 principally due to an 8% increase in revenues which was partially offset by a 4% increase in selling, general and administrative expenses and a 6% increase in cost of sales.

Net cash used in investing activities for the six months ended May 31, 2015 was $244,472, which was primarily attributable the sales and purchases of marketable securities and other investments of $203,419.

Net cash provided by investing activities for the six months ended May 31, 2014 was $475,416, which was primarily attributable to the transfer of $764,098 from the trust which was offset by $176,182 of purchases of property and equipment and marketable securities and the investment of $112,500 into Saneron (see above).

Net cash used in financing activities for the six months ended May 31, 2015 was $952,463, which was primarily attributable the stock repurchase plan pursuant to which the Company has repurchased 344,026 shares of the Company’s common stock.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

As previously disclosed in the Company’s 10-Q filed February 28, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision.

Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary. Management will address this remediation plan further in the Company’s third quarter Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2015	58,552	$148,627	58,552	709,916
April 1 – 30, 2015	259,344	$740,964	259,344	3,450,572
May 1 – 31, 2015	9,709	$23,829	9,709	3,440,863

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 15, 2015