Form 10-Q
period 2015-08-31
CRYO CELL INTERNATIONAL INC
filed 2015-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2015

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2015, 12,257,384 shares of $0.01 par value common stock were issued and 9,067,409 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2015 (unaudited)	November 30, 2014
ASSETS

Current Assets
Cash and cash equivalents	$2,719,463	$3,279,267
Restricted cash	204,289	204,141
Marketable securities	460,512	102,674
Accounts receivable (net of allowance for doubtful accounts of $1,950,274 and $1,976,966, respectively)	4,162,770	4,071,997
Deferred tax assets, current portion	1,339,663	—
Prepaid expenses	447,591	710,754
Inventory, net	539,093	63,742
Other current assets	33,901	59,384

Total current assets	9,907,282	8,491,959

Property and Equipment-net	878,359	953,415

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	684,000	684,000
Intangible assets, net	565,494	28,358
Goodwill	1,741,822	—
Deferred tax assets, net of current portion	5,617,171	—
Deposits and other assets, net	41,306	51,854

Total other assets	8,649,793	764,212

Total assets	$19,435,434	$10,209,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,448,442	$992,910
Accrued expenses	1,918,985	1,471,699
Current portion of note payable	303,609	—
Deferred revenue	6,781,165	6,662,552

Total current liabilities	10,452,201	9,127,161

Other Liabilities
Deferred revenue, net of current portion	10,563,918	9,509,088
Note payable, net of current portion	947,246	—
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	13,811,164	11,809,088

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,252,840 issued and 9,079,076 outstanding as of August 31, 2015 and 11,921,285 issued and 9,706,174 outstanding as of November 30, 2014)	122,529	119,213
Additional paid-in capital	28,215,135	27,842,106
Treasury stock, at cost	(8,059,353)	(5,112,648)
Accumulated other comprehensive income	143,318	—
Accumulated deficit	(25,249,560)	(33,575,334)

Total stockholders’ deficit	(4,827,931)	(10,726,663)

Total liabilities and stockholders’ deficit	$19,435,434	$10,209,586

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

Revenue:
Processing and storage fees	$5,000,731	$4,768,533	$14,519,177	$13,849,199
Licensee and royalty income	169,411	169,412	508,235	1,302,074
Product revenue	265,848	—	265,848	—

Total revenue	5,435,990	4,937,945	15,293,260	15,151,273

Costs and Expenses:
Cost of sales	1,507,393	1,499,739	4,158,767	4,323,805
Selling, general and administrative expenses	2,628,970	2,948,185	8,549,722	8,824,048
Abandonment of patents	—	—	—	25,649
Research, development and related engineering	9,952	17,852	32,471	50,543
Depreciation and amortization	25,359	43,211	60,702	131,415

Total costs and expenses	4,171,674	4,508,987	12,801,662	13,355,460

Operating Income	1,264,316	428,958	2,491,598	1,795,813

Other Income (Expense):
Other income (expense)	(11,469)	195,010	(4,142)	230,253
Interest expense	(353,534)	(309,317)	(1,024,621)	(836,177)

Total other expense	(365,003)	(114,307)	(1,028,763)	(605,924)

Income before equity in losses of affiliate and income tax expense	899,313	314,651	1,462,835	1,189,889

Equity in losses of affiliate	(1,164)	(52,667)	(17,660)	(242,318)

Income before income tax expense	898,149	261,984	1,445,175	947,571
Income tax benefit (expense)	6,931,423	(25,412)	6,880,599	(98,114)

Net Income	$7,829,572	$236,572	$8,325,774	$849,457

Net income per common share - basic	$0.83	$0.02	$0.86	$0.08

Weighted average common shares outstanding - basic	9,462,102	10,025,939	9,697,679	10,319,514

Net income per common share - diluted	$0.80	$0.02	$0.84	$0.08

Weighted average common shares outstanding - diluted	9,750,197	10,252,265	9,945,618	10,484,849

Other Comprehensive Income
Unrealized (loss) gain on marketable securities	$(82,958)	$—	$143,318	$—

Comprehensive Income	$7,746,614	$236,572	$8,469,092	$849,457

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31 2015	August 31, 2014

Net income	$8,325,774	$849,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	174,964	287,010
Abandonment of patents	—	25,649
Compensatory element of stock options	304,585	255,380
Provision for doubtful accounts	149,596	913,235
Equity in losses of affiliate	17,660	242,318
Deferred income tax benefit	(6,956,834)	—
Changes in assets and liabilities:
Accounts receivable	(240,369)	(1,527,397)
Notes receivable	—	550,782
Prepaid expenses	159,163	59,927
Inventory	53,746	15,973
Other current assets	25,483	29,145
Deposits and other assets, net	10,548	52,628
Accounts payable	455,532	(156,306)
Accrued expenses	(789,783)	(657,576)
Deferred revenue	1,173,443	371,511

Net cash provided by operating activities	2,863,508	1,311,736

Cash flows from investing activities:
Release of restricted cash held in escrow	(148)	764,045
Purchases of property and equipment	(54,691)	(93,478)
Purchase of Prepacyte®-CB	(212,203)	—
Purchases of marketable securities and other investments, net	(214,520)	(84,753)
Investment in affiliate	—	(150,000)

Net cash (used in) provided by investing activities	(481,562)	435,814

Cash flows from financing activities:
Treasury stock purchases	(2,946,705)	(2,294,631)
Repayments of note payable	(49,145)	—
Proceeds from the exercise of stock options	54,100	70,902

Net cash used in financing activities	(2,941,750)	(2,223,729)

Increase (decrease) in cash and cash equivalents	(559,804)	(476,179)

Cash and cash equivalents - beginning of period	3,279,267	3,925,156

Cash and cash equivalents - end of period	$2,719,463	$3,448,977

Supplemental non-cash investing activities:
Unrealized gain on marketable securities	$143,318	$—

Disposition of Cryo-Cell common stock held by Saneron, increase in investment	$—	$74,764

Increase in note payable in connection with the purchased business	$1,300,000	$—

Increase in accrued expenses in connection with the purchased business	$586,675	$—

Decrease in prepaid expenses in connection with the purchased business	$104,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014, the related Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015 and August 31, 2014 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2015 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2015.

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

The Company records revenue from the sale of the Prepacyte®-CB product line upon shipment of the product to the Company’s customers.

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs and amounts due from license affiliates, and sublicensee territories. Accounts receivable are due within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the third quarter of fiscal 2015, the Company evaluated the reserve against the accounts receivable from the Company’s affiliate in India. The Company determined that reserve of $287,000 could be reversed due to evidence that India will pay the Company and recorded the amount in selling, general and administrative expenses on the accompanying consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $3,559,000 and $10,517,000 as of August 31, 2015 and November 30, 2014, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of income or losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

For the three and nine months ended August 31, 2015, the Company recorded an income tax benefit, net of foreign taxes, of $6,931,000 and $6,881,000, respectively, of which approximately $6,957,000 relates to a reversal of a portion of the Company’s valuation allowance for U.S. income taxes. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

There was no U.S. income tax expense for the three and nine months ended August 31, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $25,000 and $25,000 for the three months ended August 31, 2015 and 2014, respectively, of foreign income tax expense. The Company recognized approximately $76,000 and $98,000 for the nine months ended August 31, 2015 and 2014, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2015 and August 31, 2014, the Company had no provisions for interest or penalties related to uncertain tax positions.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations are effective for taxable years beginning on or after January 1, 2014. The Company does not expect these new regulations to have a material impact on the financial statements

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2015 and 2014.

Due to tests performed during the second quarter of fiscal 2014, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income. The impact to future operations is insignificant and it will not impact the Company’s core operations.

Inventory

Inventory is comprised of collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, and work-in-process and finished goods include products purchased for resale and for use in the Company’s processing and storage service. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Stock Compensation

As of August 31, 2015, the Company has three stock-based compensation plans, which are described in Note 4 to the unaudited consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $60,000 and $48,000 for the three months ended August 31, 2015 and August 31, 2014, respectively, of stock option compensation expense. The Company recognized approximately $305,000 and $255,000 for the nine months ended August 31, 2015 and August 31, 2014, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 and November 30, 2014, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at August 31, 2015	Fair Value Measurements at August 31, 2015 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$103,773	$103,773	—	—
Available-for-sale securities	356,739	356,739	—	—

Total	$460,512	$460,512	—	—

	Fair Value at November 30, 2014	Fair Value Measurements at November 30, 2014 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$102,674	$102,674	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($11,529) and $34,560 in unrealized holding loss and gain, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three months ended August 31, 2015 and 2014. There was ($4,813) and $11,680 in unrealized holding loss and gain, respectively, recorded in other income on the accompanying consolidated statements of comprehensive income for the nine months ended August 31, 2015 and 2014.

Available-for-sale securities – During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale securities. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was ($82,958) and $0 in unrealized holding loss, respectively, reported as comprehensive income on the accompanying statements of comprehensive income for the three months ended August 31, 2015 and 2014. For available-for-sale securities, there was $143,318 and $0 in unrealized holding gains, respectively, reported as a component of comprehensive income on the accompanying consolidated statements of comprehensive income for the nine month period ended August 31, 2015 and 2014. Additionally, there was $0 and $7,361 in realized gains, respectively, on the disposition of available for sale securities recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three and nine months ended August 31, 2015.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of August 31, 2015 and November 30, 2014 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Reclassification

Certain reclassifications to Inventory and Intangible Assets have been made to prior period amounts in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications had no effect on the previously reported current and total assets or liabilities or the cash flows from operating, investing and financing activities.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update No 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

Note 2 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Numerator:
Net Income	$7,829,572	$236,572	$8,325,774	$849,457

Denominator:
Weighted-average shares outstanding-basic	9,462,102	10,025,939	9,697,679	10,319,514

Dilutive common shares issuable upon exercise of stock options	288,095	226,326	247,939	165,335

Weighted-average shares-diluted	9,750,197	10,252,265	9,945,618	10,484,849

Net income per common share:
Basic	$0.83	$0.02	$0.86	$0.08

Diluted	$0.80	$0.02	$0.84	$0.08

For the three and nine months ended August 31, 2015, the Company excluded the effect of 225,000 and 287,500, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and nine months ended August 31, 2014, the Company excluded the effect of 262,500 and 288,500, outstanding options, respectively, from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 3 – Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2015 and November 30, 2014, the Company had an ownership interest of approximately 33% in Saneron, which is accounted for under the equity method. As of August 31, 2015 and November 30, 2014, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $684,000. As of August 31, 2015 and November 30, 2014, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and the investment was not impaired as of August 31, 2015 and November 30, 2014.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company has made five payments of $37,500 through November 30, 2014. The Company has made no additional payments since November 30, 2014 and through August 31, 2015.

For the three and nine months ended August 31, 2015, the Company recorded equity in losses of Saneron operations of $1,000 and $18,000, respectively, which solely related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. For the three and nine months ended August 31, 2014, the Company recorded equity in losses of Saneron operations of approximately $53,000 and $242,000. For the three and nine months ended August 31, 2014, $37,500 and $150,000, respectively, was related to valuation allowances associated with the note entered into as discussed above and $8,500 and $86,000, respectively, related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The Company will continue to record equity in losses of affiliates related to stock compensation expense with corresponding effect to additional paid-in capital.

During the third quarter of fiscal 2014, the Company repurchased 93,800 common shares that were held by Saneron for $2.60 per share. During that quarter the Company was made aware that the remaining 56,300 common shares of Cryo-Cell common stock owned by Saneron were sold in prior periods. While the Company should have increased the investment in Saneron, the investment amount would have then been reduced each quarter for the Company’s portion of the losses in Saneron. The correction was made during the third quarter of fiscal 2014 to reclassify approximately $400,000 from treasury stock to accumulated deficit on the accompanying consolidated balance sheets.

Note 4 – Stockholder’s Equity

Common Stock Issuances

During the nine months ended August 31, 2015, the Company issued 27,500 common shares to option holders who exercised options for $54,100. During the nine months ended August 31, 2014, the Company issued 46,246 common shares to option holders who exercised options for $70,902.

During the three months ended August 31, 2015, the Company issued 27,500 common shares to option holders who exercised options for $54,100. During the three months ended August 31, 2014, the Company issued 13,750 common shares to option holders who exercised options for $22,238.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of August 31, 2015 and November 30, 2014, there were 0 and 2,500 shares outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”), and other stock awards (i.e. performance shares and performance units). As of August 31, 2015 and November 30, 2014, there were 576,430 and 594,766 shares outstanding under the 2006 Plan, respectively. As of August 31, 2015, there were 253,679 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of August 31, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 116,240 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of November 30, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 58,120 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan. As of August 31, 2015, there were 1,795,911 shares available for future issuance under the 2012 Plan.

Service-based vesting condition options

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted to employees is calculated, in accordance with the “simplified method” for “plain vanilla” stock options allowed under GAAP. Expected dividends are based on the historical trend of the Company not issuing dividends.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2015:

	Three Months Ended	Nine Months Ended
	August 31, 2015	August 31, 2015
Weighted average values:
Expected dividends	0%	0%
Expected volatility	75.50%	75.50%
Risk free interest rate	1.57%	1.57%
Expected life	5.0 years	5.0 years

There were no options granted during the three and nine months ended August 31, 2014.

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2014	997,266	$2.14	5.84	$661,466

Granted	22,500	3.08		6,975
Exercised	(27,500)	1.97		29,475
Expired/forfeited	(15,836)	2.08		20,795

Outstanding at August 31, 2015	976,430	$2.17	5.24	$1,192,403

Exercisable at August 31, 2015	953,924	$2.15	5.21	$1,184,149

The weighted average grant date fair value of options granted during the nine months ended August 31, 2015 was $1.90.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2014 or August 31, 2015, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at August 31, 2015 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$1.01 to $2.00	465,930	5.73	$1.72	465,930	$1.72
$2.01 to $3.00	488,000	4.70	2.55	486,122	2.55
$3.00 to $4.00	22,500	6.86	3.08	1,872	3.08

	976,430	5.24	$2.17	953,924	$2.15

A summary of the status of the Company’s non-vested options as of August 31, 2015, and changes during the nine months ended August 31, 2015, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2014	27,083	$1.64
Granted	22,500	1.90
Vested	(27,077)	1.66
Forfeited	—	—

Non-vested at August 31, 2015	22,506	$1.88

As of August 31, 2015, there was approximately $37,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .86 years as of August 31, 2015. The total fair value of shares vested during the nine months ended August 31, 2015 was approximately $45,000.

Restricted common shares

During the first fiscal quarter of 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The stock compensation expense of the shares vested as of August 31, 2015 was $220,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of comprehensive income. As of August 31, 2015, there was approximately $20,000 of total unrecognized compensation cost which will be recognized during the remainder of fiscal year 2015, related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. The Company issued David Portnoy 93,244 shares and Mark Portnoy 81,082 shares during the first quarter of fiscal 2015. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. The compensation cost related to certain market-based restricted shares of common stock expensed as of August 31, 2015 was approximately $68,000. As of August 31, 2015, there was approximately $24,000 of total unrecognized compensation cost which will be recognized during the remainder of fiscal year 2015, related to the non-vested market-based shares of restricted common stock.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2015 and August 31, 2014. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive income.

Processing and Storage Royalties
	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2015

India	$169,411	$508,235

Total	$169,411	$508,235

	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014

India	$169,412	$508,235
Mexico	—	793,839

Total	$169,412	$1,302,074

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

On June 30, 2015, the Company commenced a partial tender offer to purchase up to 750,000 shares of its common stock, at a price of $3.25 per share. The maximum number of shares proposed to be purchased in the tender offer represented 7.76% of Cryo-Cell’s outstanding common shares (including shares of unvested restricted stock) as of June 30, 2015. On June 29, 2015, the last trading day prior to the commencement of the tender offer, the last sale price of Cryo-Cell’s shares reported on the OTCBB was $2.29 per share. The tender offer expired on July 28, 2015. Cryo-Cell accepted for purchase 557,805 shares of its common stock, including all “odd lots” properly tendered, at a purchase price of $3.25 per share, for an aggregate cost of $1,812,866 excluding fees and expenses relating to the tender offer.

As of August 31, 2015, the Company had repurchased an aggregate of 3,173,536 shares of the Company’s common stock, inclusive of the shares that were accepted as part of the tender offer, at an average price of $2.54 per share through open market and privately negotiated transactions. The Company purchased 957,956 and 968,302 shares of the Company’s common stock during the nine months ended August 31, 2015 and August 31, 2014, respectively, at an average price of $3.08 per share and $2.37 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of August 31, 2015 and November 30, 2014. As of August 31, 2015 and November 30, 2014, 3,173,536 and 2,215,111 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 12,405 shares of the Company’s common stock at an average price of $3.44 per share through open market and privately negotiated transactions.

Note 8 – Acquisition

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CytoMedical Design Group LLC (“CytoMedical”), for the purchase of certain assets and assumption of certain contracts that CytoMedical used in the operation of its cord blood business, including the Prepacyte-CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction has been accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CytoMedical ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. As part of the closing, Cryo-Cell paid $861,783 as required per the Disbursement of Funds Schedule in the Amended Agreement with CytoMedical, dated June 30, 2015 and a prepayment for inventory of $104,000 paid by the Company to Cytomedical during the second quarter of fiscal 2015 was applied to the purchase. On September 30, 2015, $662,500 was due to be paid to CytoMedical. A portion of the amount due on September 30, 2015 ($225,000) was contingent on the number of the Company’s new clients choosing to have their umbilical cord blood processed using the Prepacyte-CB product during the months of July, August and September, 2015. This amount was reduced to $149,175. On September 30, 2015, the Company paid $586,675 in accordance with the Asset Purchase Agreement. In connection with the acquisition, the Company incurred approximately $22,000 in transaction costs, which have been included in selling, general and administrative expenses.

The following summarizes the fair value of the consideration for the Acquisition:

Consideration
Cash	$375,374
Assumed liabilities of seller	1,073,898
Note payable to seller	1,300,000
Prepaid expense paid to seller by purchaser	104,000

Consideration	$2,853,272

The following summarizes the preliminary allocation of the total purchase price for the Acquisition:

Inventory	529,097
Tooling molds	35,353
License agreement	430,000
Customer relationships	117,000

Total identifiable net assets acquired	1,111,450

Goodwill	$1,741,822

In connection with the Asset Purchase Agreement, the Company assumed an exclusive perpetual license agreement which enables the Company to use licensed technology in its umbilical cord blood processing and storage product for cord blood banking. Under the terms of the Asset Purchase Agreement, the Company will pay a royalty of $5 per bag set unit sold, subject to minimum annual royalties totaling $35,000.

It is anticipated that all of the goodwill recognized will be deductible for income tax purposes and is currently under evaluation.

The fair value of inventory and tooling molds were estimated by applying a comparable cost/market approach, representing Level 2 measurement. The fair value of the license agreement and customer relationships were estimated by applying an income approach, representing a Level 3 measurement. The fair value estimates are based on (1) an assumed discount rate of 16%, (2) long-term sustainable growth rate of 3%, and (3) a ten and fifteen year lives for the license agreement and customer relationships, respectively.

The fair values of the assets acquired includes inventory of $529,097 which the Company expects to sell to outside customers and consume within the Company’s operations. The Company also acquired tooling molds of $35,353 used in the manufacture of bag set units.

The fair values of the license agreement and customer relationships reflect the anticipated cash flows over their expected lives.

Note 9 – Inventory

Inventory is comprised of collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory purchased pursuant the Asset Purchase Agreement was valued at fair value. Subsequently, inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory has been pledged as collateral on the note payable incurred in connection with the Asset Purchase Agreement (Note 8). The components of inventory at August 31, 2015 and November 30, 2014 are as follows:

	As of August 31, 2015	As of November 30, 2014
Raw materials	$1,751	$—
Work-in-process	70,226	—
Finished goods	405,096	—
Collection kits	62,020	63,742

Total inventory	$539,093	$63,742

Note 10 – Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CytoMedical (Note 8) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1, 2015, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of August 31, 2015 and November 30, 2014, goodwill, is reflected on the consolidated balance sheets at $1,741,822 and $0.

As of August 31, 2015, there were no indications of impairment and no impairment loss was recorded for goodwill.

Note 11 – Intangible Assets

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. Due to tests performed during the second quarter of fiscal 2014, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income. The impact to future operations is insignificant and it will not impact the Company’s core operations.

	Useful lives	August 31, 2015	November 30, 2014
Patents	10-20 years	$34,570	$34,570
License agreement	10 years	430,000	—
Customer relationships	15 years	117,000	—

Less: Accumulated amortization		(16,076)	(6,212)

Net Intangible Assets		$565,494	$28,358

Expected amortization related to these intangible assets for each of the fiscal years ending November 30, 2015 through 2019 and for periods thereafter is as follows:

Period from September 1, 2015 through November 30, 2015	$13,166
Years ending November 30:
2016	52,663
2017	52,663
2018	52,663
2019	52,663
2020	52,663
Thereafter	289,013

Total	$565,494

Amortization expense of intangibles was $9,864 and $27,810 for the nine months ended August 31, 2015 and August 31, 2014, respectively.

Amortization expense of intangibles was $8,933 and $466 for the three months ended August 31, 2015 and August 31, 2014, respectively.

Note 12 – Note Payable

On June 30, 2015, the Company entered into a note payable in the amount of $1,300,000, in connection with the Asset Purchase Agreement (Note 8). The note is payable in 48 monthly installments of $29,938 including principal and interest at the rate of 5% per annum, commencing on July 31, 2015, and ending on June 30, 2019. The note is secured by all assets, inventory, molds, rights and contracts purchased pursuant to the Asset Purchase Agreement.

In the event the Company sells less than 8,000 PrepaCyte CB Processing System Units (“Units”) to outside customers during each of the twelve month periods during the note term beginning each July 1 and ending June 30, the note will be reduced by the lesser of $100,000 plus interest at the rate of 5% per annum or $25 times the difference between 8,000 and the actual number of Units sold plus interest at the rate of 5% per annum. Any annual note reduction shall serve to lower the remaining monthly note payments.

In addition, it is assumed that during the period from July 1, 2018 to June 30, 2019, the Company shall sell 4,000 Units and receive an additional $120,000 note reduction. However if the Company sells more than 4,000 Units, it will owe additional principal in the amount of $25 times the difference between 8,000 and the actual number of Units sold plus interest at the rate of 5% per annum, which is payable on June 30, 2019.

Maturities of the note payable subsequent to August 31, 2015 are as follows:

Period from September 1, 2015 through November 30, 2015	$74,488
Years ending November 30:
2016	307,420
2017	323,148
2018	339,681
2019	206,118

Total note payable	1,250,855
Less current portion	(303,609)

Long-term portion	$947,246

As of August 31, 2015, the Company has made two installments of $29,938 and recognized $10,731 of interest expense related to the note payable. The remaining principal balance of the note payable is $1,250,855 and is reflected on the accompanying balance sheets as of August 31, 2015.

Note 13 – Segment Reporting

During the third quarter of fiscal 2015, the Company purchased certain assets and assumed certain contracts that CytoMedical used in the operation of its cord blood business (See Note 8). The Company is currently evaluating whether this acquisition qualifies as a separate segment. The Company currently operates in the cellular processing and cryogenic storage service, with a current focus on the collection and preservation of umbilical cord blood and cord tissue stem cells for family use. The acquired business’s core operation are the manufacturing of the Prepacyte®-CB processing system which is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The Company will further evaluate how this new business will be integrated into the Company’s current operation over the next quarter and report in the Company’s November 30, 2015 Annual Report on Form 10-K.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(v)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of new types of stem cells;

(vi)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(vii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(viii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(ix)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(x)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xi)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xii)	any difficulties and increased expense in enforcing our international licensing agreements;

(xiii)	any adverse performance by or relations with any of our licensees;

(xiv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xv)	any inability to realize cost savings as a result of recent acquisitions;

(xvi)	any inability to realize a return on an investment;

(xvii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xviii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the Company’s ability to realize a profit on the acquisition of Prepacyte-CB;

(xxv)	the costs associated with proxy contests and its impact on our business and

(xxvi)	other factors many of which are beyond our control.

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

Overview

The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective July 2015, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,400 for the standard plan and $1,950 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $150 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $3,799 for the standard plan and $4,249 for the premium plan and $6,000 for the standard plan and $7,000 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CytoMedical Design Group LLC (“CytoMedical”), for the purchase of certain assets and assumption of certain liabilities and contracts that CytoMedical used in the operation of its cord blood business. The Prepacyte-CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities less any prepayment made by the Company to CytoMedical ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015.

During the nine months ended August 31, 2015, total revenue increased 1% as compared to the same period in 2014. The Company reported net income of approximately $8,326,000 or $0.86 per basic common share for the nine months ended August 31, 2015, compared to net income of approximately $849,000 or $0.08 per basic common share for the same period in 2014. The increase in net income for the nine months ended August 31, 2015 principally resulted from a 4% decrease in selling, general and administrative expenses and a 4% decrease in cost of sales. Also during the third quarter of 2015, the Company reversed approximately $7.0 million of its valuation allowance for income taxes. The decision to reverse a portion of the allowance is based on the Company’s historical operating performance, which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

At August 31, 2015, the Company had cash and cash equivalents of $2,719,463. The Company’s cash decreased by approximately $560,000 during the first nine months of fiscal 2015, primarily as a result of approximately $2,947,000 used for the stock repurchase plan and tender offer pursuant to which the Company repurchased 957,956 shares of the Company’s common stock during the nine months ended August 31, 2015 and $862,000 paid per the Asset Purchase Agreement for the Prepacyte® CB cord blood business (See Note 8 to the consolidated financial statements) which was offset by cash flows from operations of $2,863,508.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include strategic mergers or acquisitions, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction.

Results of Operations – Nine Month Period Ended August 31, 2015 Compared to the Nine Month Period Ended August 31, 2014

Revenue. Revenue for the nine months ended August 31, 2015 was $15,293,260 as compared to $15,151,273 for the same period in 2014. The increase was due to a 5% increase in processing and storage fees and $265,848 of revenue from Prepacyte®-CB. This is offset by a 61% decrease in licensee income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 6% increase in recurring annual storage fee revenue which is due to the continuing increase in the Company’s client base. The Company’s number of new cord blood specimens processed during the nine months ended August 31, 2015 was relatively flat compared to the same period in 2014.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 8. For the nine months ended August 31, 2015, revenue from the product sales was $265,848 compared to $0 for the nine months ended August 31, 2014.

Licensee Income. Licensee income for the nine months ended August 31, 2015 was $508,235 as compared to $1,302,074 for the 2014 period. Licensee income for the nine months ended August 31, 2015 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement. Licensee income for the nine months ended August 31, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014. The remaining licensee income consists of royalty income earned on the processing and storage of specimens in geographical areas where the Company has license agreements. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment has resulted in a reduction of ongoing licensee income.

Cost of Sales. Cost of sales for the nine months ended August 31, 2015 was $4,158,767 as compared to $4,323,805 for the same period in 2014, representing a 4% decrease. Cost of sales was 27% of revenues for the nine months ended August 31, 2015 and 29% for the nine months ended August 31, 2014. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $114,000 and $156,000 for the nine months ended August 31, 2015 and 2014, respectively. Also, included in Cost of Sales is $190,983 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the nine months ended August 31, 2015. These are costs related to the sales of Prepacyte-CB since closing of the asset purchase on June 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2015 were $8,549,722 as compared to $8,824,048 for the 2014 period representing a 3% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses for the nine months ended August 31, 2015 is a $287,000 reversal of a reserve against a receivable from the Company’s affiliate in India. The Company believes that this receivable will be collectible in 2016. Included in selling, general and administrative expenses is approximately $321,000 in legal fees during the first nine months of fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which was excluded from the Company’s directors and officer’s insurance policy.

Abandonment of Patents. During the nine months ended August 31, 2014, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $26,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statement of comprehensive income. The impact to future operations is considered immaterial and is not expected to impact the Company’s core operations.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2015 were $32,471 as compared to $50,543 for the 2014 period representing a 36% decrease.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2015 was $60,702 compared to $131,415 for the 2014 period.

Interest Expense. Interest expense during the nine months ended August 31, 2015, was $1,024,621 compared to $836,177 during the comparable period in 2014. Interest expense for the nine months ended August 31, 2015 consists of $10,731 related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 8 and Note 12). The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Interest expense for the nine months ended August 31, 2014 is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $17,660 for the nine months ended August 31, 2015, compared to $242,318 for the 2014 period. Equity in losses of affiliate for the nine months ended August 31, 2015 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the nine months ended August 31, 2014 consists of $150,000 related to additional investments made by the Company into Saneron and $92,318 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company recorded an income tax benefit of $6,880,599, net of foreign income taxes for the nine months ended August 31, 2015. During the third quarter August 31, 2015, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $6,957,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income. There was no US income tax expense for the nine months ended August 31, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $76,235 and $98,114 for the nine months ended August 31, 2015 and 2014, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

Results of Operations - Three Month Period Ended August 31, 2015 Compared to the Three Month Period Ended August 31, 2014

Revenue. Revenue for the three months ended August 31, 2014 was $5,435,990 as compared to $4,937,945 for the same period in 2014, an increase of 5% and $265,848 of revenue from Prepacyte®-CB. The increase in revenue was primarily attributable to a 5% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 3% increase in recurring annual storage fee revenue which is due to the continuing increase in the Company’s client base. The Company also had a 1% increase in the number of new cord blood specimens processed for three months ended August 31, 2015 versus the same period in 2014.

Licensee Income. Licensee income for the three months ended August 31, 2015, was $169,411 as compared to $169,412 for the 2014 quarter. Licensee income for the three months ended August 31, 2015 and August 31, 2014 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 8. For the three months ended August 31, 2015, revenue from the product sales was $265,848 compared to $0 for the three months ended August 31, 2014.

Cost of Sales. Cost of sales for the three months ended August 31, 2015 was $1,507,393 as compared to $1,499,739 for the same period in 2014, representing a slight increase. Cost of sales was 28% of revenues for the three months ended August 31, 2015 and 30% for the three months ended August 31, 2014. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $36,000 and $51,000 for the three months ended August 31, 2015 and 2014, respectively. Also, included in Cost of Sales is $191,243 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the nine months ended August 31, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2015 were $2,628,970 as compared to $2,948,185 for the 2014 period representing a 11% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. Included in selling, general and administrative expenses for the nine months ended August 31, 2015 is a $287,000 reversal of a reserve against a receivable from the Company’s affiliate in India. The Company believes that this receivable will be collectible in 2016.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2015 were $9,952 as compared to $17,852 for the 2014 period. The expenses for the three months ended August 31, 2015 and 2014 are primarily comprised of expenses related to the Company’s cord tissue product.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2015 was $25,359 compared to $43,211 for the 2014 period.

Interest Expense. Interest expense during the three months ended August 31, 2015, was $353,534 compared to $309,317 during the comparable quarter in 2014. Interest expense for the three months ended August 31, 2015 consists of $10,731 related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 8 and Note 12). The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue. Interest expense for the three months ended August 31, 2014 is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue.

Equity in Losses of Affiliate. Equity in losses of affiliate was $1,164 for the three months ended August 31, 2015, compared to $52,667 for the 2014 period. Equity in losses of affiliate for the three months ended August 31, 2015 consists solely of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for the three months ended August 31, 2014 consists of $37,500 related to additional investments made by the Company into Saneron and $8,451 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Income Taxes. The Company recorded an income tax benefit of $6,931,423, net of foreign income taxes for the three months ended August 31, 2015. During the third quarter August 31, 2015, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $6,957,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income. There was no US income tax expense for the three months ended August 31, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $25,411 and $25,412 for the three months ended August 31, 2015 and 2014, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

Liquidity and Capital Resources

Through August 31, 2015, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At August 31, 2015, the Company had cash and cash equivalents of $2,719,463 as compared to $3,279,267 at November 30, 2014. The decrease in cash and cash equivalents during the nine months ended August 31, 2015 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2015 was $2,863,508, which was attributable to an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan, a 4% decrease in cost of sales and a 3% decrease in selling, general and administrative expenses.

Net cash provided by operating activities for the nine months ended August 31, 2014 was $1,311,736, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash used in investing activities for the nine months ended August 31, 2015 was $481,562 which was primarily attributable to the purchase of Prepacyte®-CB (See Note 8 to the consolidated financial statements) in the amount of $212,203 and the sales and purchases of marketable securities and other investments of $214,520.

Net cash provided by investing activities for the nine months ended August 31, 2014 was $435,814, which was primarily attributable to the transfer of $764,045 from the trust which was offset by $178,231 of purchases of property and equipment and marketable securities and the investment of $150,000 into Saneron (see above).

Net cash used in financing activities for the nine months ended August 31, 2015 was $2,941,750, which was primarily attributable to the stock repurchase plan and tender offer pursuant to which the Company has repurchased 957,956 shares of the Company’s common stock for $2,946,705.

Net cash used in financing activities for the nine months ended August 31, 2014 was $2,223,729, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 968,302 shares of the Company’s common stock for $2,294,631.

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

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update No 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are not effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As previously disclosed in the Company’s 10-Q filed May 31, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision.

Management has taken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2015	769	$2.32		3,440,094
July 1 – 31, 2015	557,805	$3.25		2,882,289
August 1 – 31, 2015	55,356	$3.24		2,826,933

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

Date: October 15, 2015