Form 10-K
period 2015-11-30
CRYO CELL INTERNATIONAL INC
filed 2016-02-29
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $15,737,020.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2016, 12,260,340 shares of $0.01 par value common stock were issued and 8,960,337 were outstanding.

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

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in two reportable segments, cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells for family use and the manufacture of Prepacyte® CB units, the processing technology used to process umbilical cord blood stem cells. The Company, in combination with its global affiliates, currently stores over 300,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Cord Blood Stem Cell Processing and Storage Business

Background of Business

Nearly fifty years ago researchers discovered that cells could be cryopreserved at extremely low temperatures and all cellular activity would cease until the specimens were thawed. Historically, cryopreservation was required for organ transplants, blood banking and medical research. Today, cryopreservation of umbilical cord blood stem cells gives individuals the opportunity to potentially take advantage of evolving cellular therapies and other medical technologies.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, with an established client base exceeding 300,000 worldwide,

•	our status as a cGMP- and cGTP-compliant private cord blood bank with International Organization for Standardization (“ISO”) certification, AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kit that protects cord blood specimens thirty times longer under extreme conditions than competitor’s kits,

•	7 day per week processing capability,

•	a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions.

Cord Tissue

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stem cells (MSCs). Mesenchymal stem cells have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions including heart and kidney disease, ALS, wound healing and auto-immune diseases. Mesenchymal stem cells from several different tissues are being tested in clinical trials for efficacy. Specifically, cells derived from cord tissue are currently being used in many clinical trials; disorders being treated include cardiomyopathy, ulcerative colitis, diabetes, anemia, autism and cirrhosis of the liver.

Marketing

Marketing Approach

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 80 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have a 1-in-4 chance of being a perfect match and a 1-in-4 chance of being an acceptable match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

Despite the potential benefits of umbilical cord blood stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. Some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the umbilical cord blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. We intend to maximize our growth potential through our superior quality, value-driven competitive leadership position, product differentiation, an embedded client base, increased public awareness and accelerated market penetration.

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2015 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

To increase awareness among expectant parent audiences, the Company continues to promote its service through internet marketing. Expectant parents have also received information via emails and internet marketing campaigns.

The Company’s client support team advisors are available by telephone to enroll clients and educate both expectant parents and the medical community on the life-saving potential of cord blood stem cell preservation.

The Company continues to use its website, www.cryo-cell.com, to market its services and to provide resource information to expectant parents. The site, which is frequently updated and improved, is divided into areas of interest, including sections for expectant parents, medical caregivers and investors. Expectant parents may request and receive information about the umbilical cord blood and cord tissue service and enroll online. Viewers may read about successful transplants using Cryo-Cell stored cord blood stem cells and access other topical information. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

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

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte-CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2015, the Company was in compliance with these requirements.

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

These three FDA rules apply only to cord blood processed on or after the effective date of May 25, 2005. The final rule allows the FDA to inspect cord blood laboratories to determine compliance with the provisions of 21 CFR Part 1271. As part of this oversight authority, the FDA conducts unannounced inspections of cord blood banks.

The PrepaCyte CB (Cord Blood) Processing System is intended for use in cell processing laboratories to process and store total nucleated cells (TNC) from human umbilical cord blood, prior to banking. The device is composed of three integrally-attached processing and storage containers (or a single processing container) with separation media. The system is 510K cleared as a Class II device. The division of the FDA which regulates this product is the Center of Biologics Evaluation and Research (“CBER). Approval to market the device was determined by the Office of Cellular, Tissue and Gene Therapies. The section of FDA Code of Federal Regulations (“CFR”) pertaining to medical device is 21 CFR 800s. The requirements for compliance to this section include annual registration of the device, listing of devices with the FDA, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.

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

Saneron CCEL Therapeutics, Inc. The Company owns an approximate 33% and 33% interest in Saneron CCEL Therapeutics, Inc. (“Saneron”) as of November 30, 2015 and 2014, respectively. As of November 30, 2015 and November 30, 2014, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $0 and $684,000, respectively. Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™).

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

In March 2013, Saneron received a second Phase I STTR grant for a joint project with Henry Ford Health System on the use of the U-CORD-CELL® as a potential therapy for stroke. In June 2010, Saneron received a James and Esther King Biomedical Grant, which was matched with a Florida High

Tech Corridor Industry Seed Grant, to study the potential of Cryo-Cell’s menstrual stem cell technology as a possible treatment for stroke. Finally in September 2010, Saneron received a 2½ year Phase II STTR grant to further translate the research underway on the use of the U-CORD-CELL™ as a potential therapy for Alzheimer’s. This $2.6 million Phase II STTR grant has also been matched with three Florida High Tech Corridor Industry Seed Grants. In 2014, Saneron contributed to four peer-reviewed scientific publications. Saneron was accepted into the 2014-2015 NIH SBIR/STTR Commercialization Assistance Program (CAP) and the USF Seed Capital Accelerator Programs.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell could loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments during fiscal 2015.

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

During the fourth quarter of fiscal 2015, the Company reviewed the investment in Saneron and believes that there is evidence of a loss in value that is other than temporary and that goodwill was impaired as of November 30, 2015. The main factors that lead to this decision include a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment as of November 30, 2015 is impaired and not recoverable.

Revenue Sharing Agreements (“RSAs”)

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the RSA a percentage of its future revenue derived from the annual storage fees related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area covered by the RSA up to the number covered in the RSA. When the number of specimens is filled, any additional specimens stored in that area are not subject to the RSA. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

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

The Company made total payments to all RSA holders of $796,759 and $1,926,980 for the fiscal years ended November 30, 2015 and 2014, respectively. The Company recorded an RSA accrual of $820,436 and $403,975 as of November 30, 2015 and 2014, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K. The Company also recorded interest expense of $1,277,815 and $1,151,459 for the fiscal years ended November 30, 2015 and 2014, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

International

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

Technology Agreements

The Company has entered into a definitive License and Royalty Agreement with LifeCell International Private Limited, formerly Asia Cryo-Cell Private Limited, (“LifeCell”) to establish and market its umbilical cord blood and menstrual stem cell programs in India.

Per the License and Royalty Agreement with Lifecell, there is a $1 million cap on the amount of royalty due to the Company per year and a $10 million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of November 30, 2015, Lifecell has paid the Company $4.1 million for royalties due under the terms of the License and Royalty Agreement.

The Company previously had a License and Royalty Agreement with Cryo-Cell de Mexico (“Mexico”) and on August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination was revoked and Mexico would pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico would have no other continuing obligations to the Company for royalties or other license payments and the agreement would be effectively terminated once the entire $1,863,000 was received. In December 2013, Mexico paid the balance due of $563,000 in full. The Company recognized the balance paid as licensee and interest income during the fiscal year ended November 30, 2014 in the accompanying consolidated statements of comprehensive income. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment has and is expected to result in a reduction of licensee and royalty income in future periods.

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

Processing and storage revenues from specimens originating in foreign territories that store at the Company’s facility in Oldsmar, Florida total approximately $868,000 and $1,874,000 for fiscal years 2015 and 2014 and are reflected in processing and storage fees in the accompanying consolidated statements of comprehensive income.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2015 and 2014. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income.

	For the fiscal years ended November 30,
	2015			2014
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$1,000,000	$1,000,000	$—	$677,647	$677,647
Mexico	—	—	—	—	793,839	793,839

Total	$—	$1,000,000	$1,000,000	$—	$1,471,486	$1,471,486

Employees

At November 30, 2015, the Company had 70 full-time employees and 3 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

In January 2016, the Company extended the main lease through December 31, 2018 for the 17,600 square foot space.

Rent charged to operations was $260,272 and $256,546 for the fiscal years ended November 30, 2015 and 2014, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2016	$223,490
2017	$196,165
2018	$193,600
2019	$16,133

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2013. In December 2015, the Company extended the lease through December 31, 2016.

7ITEM 3.	LEGAL PROCEEDINGS.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2015.

On January 20, 2016 a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleges breaches of fiduciary duties and is seeking appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014 is in violation of Section 141(k) of the Delaware General Corporation Law. The Company believes the litigation is without merit and intends to defend the litigation vigorously. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim is $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg, individually and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16-cv-00408, United States District Court, Middle District of Florida, Tampa Division, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2015.

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

Quarter Ended	Low Closing Bid	High Closing Bid

February 28, 2015	2.25	3.00
May 31, 2015	2.35	2.75
August 31, 2015	2.12	3.39
November 30, 2015	3.30	3.50

February 28, 2014	1.80	2.30
May 31, 2014	2.06	2.80
August 31, 2014	2.40	2.95
November 30, 2014	2.51	3.31

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2015, the Company had 224 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2015, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Cryo-Cell International 2000 Stock Incentive Plan	—	—	—	(1)

Cryo-Cell International, Inc. 2006 Stock Incentive Plan	568,930	$2.49	253,679

Cryo-Cell International, Inc. 2012 Stock Incentive Plan	849,371	$1.81	1,650,629

Total	1,418,301	$2.08	1,904,308

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2015, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective July 2015, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,400 for the standard plan and $1,950 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $150 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $3,899 for the standard plan and $4,449 for the premium plan and $6,000 for the standard plan and $7,000 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the year ended November 30, 2015, the Company’s total revenue increased 5% as compared to fiscal 2014. The Company reported net income of approximately $8,100,000, or $0.85 per basic common share for fiscal 2015 compared to net income of approximately $554,000 or $0.05 per basic common share for fiscal 2014. The increase net income for the year ended November 30, 2015 resulted from a 5% increase in revenues. Also during fiscal 2015, the Company reversed approximately $7.0 million and $1.2 million of its valuation allowance for income taxes, respectively. The decision to reverse a portion of the allowance is based on the Company’s historical operating performance, which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

As of November 30, 2015, the Company had cash and cash equivalents of $4,152,162. The Company’s cash increased by approximately $873,000 during fiscal 2015, primarily as a result of approximately $5,000,000 of cash provided by operations, offset by approximately $3,200,000 used for the stock repurchase plan and tender offer pursuant to which the Company repurchased 1,034,210 shares of the Company’s common stock during the twelve months ended November 30, 2015 and $375,000 paid directly to CytoMedical Design Group LLC and $1,074,000 paid to third parties per the Asset Purchase Agreement for the Prepacyte® CB cord blood business (See Note 2 to the consolidated financial statements).

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of the Company’s stock, repurchases of RSA interests, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction. In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations

Revenue. For the fiscal year ended November 30, 2015, the Company had revenue of $21,091,431 compared to $20,126,546 for the fiscal year ended November 30, 2014. The increase in revenue was primarily attributable to a 5% increase in processing and storage fees and $471,293 of revenue from Prepacyte®-CB offset in part, by a 32% decrease in licensee income.

Processing and Storage Fees. For the fiscal year ended November 30, 2015, processing and storage fees were $19,620,138 compared to $18,655,060 for the fiscal year ended November 30, 2014. The increase in processing and storage fee revenue is primarily attributable to a 6% increase in recurring annual storage fee revenue. The Company had a 2% increase in the number of new cord blood specimens processed year-over-year. Also, the Company’s cord tissue service continues to increase year-over-year.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the twelve months ended November 30, 2015, revenue from the product sales was $471,293 compared to $0 for the twelve months ended November 30, 2014.

Licensee Income. For the fiscal year ended November 30, 2015, licensee income was $1,000,000 as compared to $1,471,486 for fiscal 2014. Licensee income for the twelve months ended November 30, 2015 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement. Licensee income for the fiscal year ended November 30, 2014 consists of $794,000 related to Mexico which is a result of Mexico paying off the remaining balance due under the amendment during the first quarter of fiscal 2014, which will not recur in future periods. The remaining licensee income consists of $677,486 in royalty income earned on the processing and storage of cord blood stem cell specimens in India per the license agreement.

The Company changed the methodology used to record the processing and storage royalty income during the fourth quarter of fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The change increased licensee and royalty income by $322,353 in the fourth quarter of 2015. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with LifeCell, there is a $1 million cap on the amount of royalty due to the Company per year and a $10 million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of November 30, 2015, LifeCell has paid the Company approximately $4.1 million for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. For the fiscal year ended November 30, 2015, cost of sales was $5,630,865, as compared to $5,632,041 for the fiscal year ended November 30, 2014, remaining flat year-over-year. Cost of sales was 27% and 28% of revenues in fiscal 2015 and 2014, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $149,097 for the year ended November 30, 2015 compared to $205,673 for the 2014 period. Also, included in Cost of Sales is $354,740 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the twelve months ended November 30, 2015. These are costs related to the sales of Prepacyte-CB since closing of the asset purchase on June 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2015 were $12,389,452 as compared to $12,251,921 for the fiscal year ended November 30, 2014 representing a 1% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. During the twelve months ended November 30, 2015, selling and marketing expenses increased 9%, stock option compensation expense increased approximately $200,000 or 49%, and salaries and bonuses increased approximately $387,000, or 8%. These increases were offset by a decrease in bad debt of approximately $604,000, or 46%. Included in selling, general and administrative expenses is approximately $352,000 in legal fees during fiscal 2014 related to a shareholder derivative complaint filed in November 2013, which was excluded from the Company’s director’s and officer’s insurance policy.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2015, were $45,780 as compared to $64,367 in 2014, representing a 29% decrease.

Abandonment of Patents. During fiscal 2015 and 2014, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $0 and $26,000, respectively, for abandoned patents and trademarks related to the Company’s menstrual stem cell technology which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income for the years ended November 30, 2015 and November 30, 2014. We believe that the impact to future operations is immaterial and it will not impact the Company’s core operations.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2015 was $92,110 compared to $171,334 for fiscal 2014.

Interest Expense. Interest expense during the fiscal year ended November 30, 2015, was $1,303,872 compared to $1,151,459 in fiscal 2014. Interest expense for the twelve months ended November 30, 2015 consists of $26,057 related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6). The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected. Interest expense for the twelve months ended November 30, 2014 is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue. The Company changed the methodology used to calculate the RSA payments owed to the RSA holders during the fourth quarter of fiscal year 2015 from calculating on the amount billed to customers to the amount collected from customers as noted per the RSA contracts. For fiscal 2015, this change in methodology accounted for a decrease in amounts owed to the RSA holders of approximately $187,000. The Company accounted for this change as a change in accounting estimate.

Impairment of Investment in Saneron. During the fourth quarter of 2015, evidence led management to believe that an other than temporary impairment in the Company’s investment in Saneron existed which resulted in the Company recording a charge in the amount of $684,000 as of November 30, 2015. The main factors that led to this impairment decision include a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment as of November 30, 2015 is impaired and not recoverable. The Company did not believe an impairment existed as of November 30, 2014.

Equity in Losses of Affiliate. Equity in losses of affiliate was $18,824 for the fiscal year 2015 compared to $362,884 in 2014. Equity in losses of affiliate for the year ended November 30, 2015 consists of $18,824 related to compensation expense for stock and warrant awards that were granted by Saneron to certain consultants and employees. Equity in losses of affiliate for fiscal 2014 consists of $187,500 related to additional investments made by the Company into Saneron, $93,904 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees and $81,480 related to the Company’s share of Saneron’s losses.

Income Taxes. The Company recorded an income tax benefit of $7,156,822, net of foreign income taxes for the twelve months ended November 30, 2015. During the third and fourth quarters of fiscal year 2015, the Company reversed portions of its valuation allowance for U.S. income taxes totaling $8,150,466. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in eleven of the last twelve quarters, steadily improving operations and positive expectations for future taxable income. There was no US income tax expense for the fiscal year ended November 30, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $150,000 and $124,000 for the years ended November 30, 2015 and 2014, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

There was approximately $63,000 of U.S. income tax expense for fiscal year ended November 30, 2015. There was no U.S. income tax expense for fiscal year ended November 30, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were previously reserved through valuation allowances in the Company’s financial statements.

Liquidity and Capital Resources

Through November 30, 2015, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At November 30, 2015, the Company had cash and cash equivalents of $4,152,162 as compared to $3,279,267 at November 30, 2014. The increase in cash and cash equivalents in during fiscal 2015 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2015 was $4,851,462, which was attributable to an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities in fiscal 2014 was $1,554,821, which was primarily attributable to changes in net income, working capital and in restricted funds held in the escrow account.

Net cash used in investing activities in fiscal 2015 was $719,349 which was primarily attributable to the purchase of Prepacyte®-CB (See Note 2 to the consolidated financial statements) in the amount of $375,374 and the sales and purchases of marketable securities and other investments of $235,292.

Net cash provided by investing activities in fiscal 2014 was $391,208 which was primarily attributable to the transfer of $739,968 from the trust which was offset by $185,281 of purchases of property and equipment and marketable securities and the investment of $187,500 into Saneron (see above).

Net cash used in financing activities in fiscal 2015 was $3,259,218, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 1,034,210 shares of the Company’s common stock for approximately $3,205,000.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,630,000 and $10,517,000 as of November 30, 2015 and November 30, 2014, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income tax expense of $63,000 during the twelve months ended November 30, 2015. The Company did not record any U.S. income tax expense during the twelve months ended November 30, 2014 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously recognized as benefits in the Company’s financial statements.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $150,000 and $124,000 for the years ended November 30, 2015 and 2014, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2015 and November 30, 2014, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Due to tests performed during the second quarter of fiscal 2015 and 2014, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $0 and $26,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income for the twelve months ended November 30, 2015 and November 30, 2014, respectively. We expect that the impact to future operations will be insignificant and will not impact the Company’s core operations.

Stock Compensation

As of November 30, 2015, the Company has three stock-based employee compensation plans, which are described in Note 13 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $603,000 and $404,000 for the years ended November 30, 2015 and November 30, 2014, respectively, of stock compensation expense.

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

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela, who are Chile, Colombia and Peru. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive income. As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Investment in Saneron

The Company owns 33% and 33%, respectively, as of November 30, 2015 and November 30, 2014, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company continues to record compensation expense related to expense for stock and warrant awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. During the fourth quarter of 2015, the Company discovered evidence that lead management to believe that an other than temporary impairment exists as of November 30, 2015 and has written off the investment balance of $684,000 as of November 30, 2015. The Company did not believe an impairment existed as of November 30, 2014.

Patents and Trademarks

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. During fiscal 2015 and 2014, management decided to discontinue pursuing certain patents and trademarks resulting in a write-off of approximately $0 and $26,000, respectively, for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income for the twelve months ended November 30, 2015 and November 30, 2014.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new standard on our financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. The adoption of this standard is expected to result in a reclassification between current and non-current deferred tax assets within the Company’s consolidated balance sheets and related disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in Accounting Standards Update No. 2014-09 by one year. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This update permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard its consolidated financial statements and related disclosures.

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2015 and 2014

Consolidated Statements of comprehensive income For the Years Ended November 30, 2015 and 2014

Consolidated Statements of Cash Flows For the Years Ended November 30, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit For the Years Ended November 30, 2015 and 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of November 30, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Tampa, Florida
February 29, 2016

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2015	November 30, 2014
ASSETS

Current Assets
Cash and cash equivalents	$4,152,162	$3,279,267
Restricted cash	204,344	204,141
Marketable securities	610,424	102,674
Accounts receivable (net of allowance for doubtful accounts of $2,067,130 and $1,976,966, respectively)	3,058,379	4,071,997
Deferred tax assets, current portion	1,336,000	—
Prepaid expenses	427,819	710,754
Inventory, net	475,608	63,742
Other current assets	88,392	59,384

Total current assets	10,353,128	8,491,959

Property and Equipment-net	879,070	953,415

Other Assets
Investment in Saneron CCEL Therapeutics, Inc.	—	684,000
Intangible assets, net	516,328	28,358
Goodwill	1,777,822	—
Deferred tax assets, net of current portion	5,930,987	—
Deposits and other assets, net	40,611	51,854

Total other assets	8,265,748	764,212

Total assets	$19,497,946	$10,209,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,328,619	$992,910
Accrued expenses	2,005,351	1,471,699
Current portion of note payable	307,420	—
Deferred revenue	6,782,562	6,662,552

Total current liabilities	10,423,952	9,127,161

Other Liabilities
Deferred revenue, net of current portion	10,869,218	9,509,088
Note payable, net of current portion	868,947	—
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	14,038,165	11,809,088

Commitments and contingencies (Note 15)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,260,340 issued and 9,010,322 outstanding as of November 30, 2015 and 11,921,285 issued and 9,706,174 outstanding as of November 30, 2014)	122,603	119,213
Additional paid-in capital	28,530,368	27,842,106
Treasury stock, at cost	(8,318,083)	(5,112,648)
Accumulated other comprehensive income	169,932	—
Accumulated deficit	(25,468,991)	(33,575,334)

Total stockholders’ deficit	(4,964,171)	(10,726,663)

Total liabilities and stockholders’ deficit	$19,497,946	$10,209,586

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	November 30, 2015	November 30, 2014

Revenue:
Processing and storage fees	$19,620,138	$18,655,060
Licensee and royalty income	1,000,000	1,471,486
Product revenue	471,293	—

Total revenue	21,091,431	20,126,546

Costs and Expenses:
Cost of sales	5,630,865	5,632,041
Selling, general and administrative expenses	12,389,452	12,251,921
Abandonment of patents	—	25,649
Research, development and related engineering	45,780	64,367
Depreciation and amortization	92,110	171,334

Total costs and expenses	18,158,207	18,145,312

Operating Income	2,933,224	1,981,234

Other Income (Expense):
Other income	22,993	210,258
Interest expense	(1,303,872)	(1,151,459)
Impairment of investment in Saneron	(684,000)	—

Total other expense	(1,964,879)	(941,201)

Income before equity in losses of affiliate and income tax expense	968,345	1,040,033

Equity in losses of affiliate	(18,824)	(362,884)

Income before income tax expense	949,521	677,149
Income tax benefit (expense)	7,156,822	(123,526)

Net Income	$8,106,343	$553,623

Net income per common share - basic	$0.85	$0.05

Weighted average common shares outstanding - basic	9,537,607	10,175,806

Net income per common share - diluted	$0.83	$0.05

Weighted average common shares outstanding - diluted	9,795,579	10,429,035

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$169,932	$—

Comprehensive Income	$8,276,275	$553,623

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2015	November 30, 2014

Net income	$8,106,343	$553,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	241,208	377,008
Impairment of investment in Saneron	684,000	—
Abandonment of patents	—	25,649
Compensatory element of stock options	602,978	404,233
Provision for doubtful accounts	699,682	1,303,436
Equity in losses of affiliate	18,824	362,884
Deferred income tax benefit	(7,369,513)	—
Changes in assets and liabilities:
Accounts receivable	313,936	(2,038,973)
Notes receivable	—	550,782
Prepaid expenses	178,935	(220,769)
Inventory	117,231	—
Other current assets	(29,008)	31,858
Deposits and other assets, net	11,243	37,628
Accounts payable	335,709	(201,915)
Accrued expenses	(540,246)	(329,112)
Deferred revenue	1,480,140	698,489

Net cash provided by operating activities	4,851,462	1,554,821

Cash flows from investing activities:
Release of restricted cash held in escrow	(203)	763,989
Purchases of property and equipment	(108,480)	(120,517)
Purchase of Prepacyte®-CB	(375,374)	—
Purchases of marketable securities and other investments, net	(235,292)	(64,764)
Investment in affiliate	—	(187,500)

Net cash (used in) provided by investing activities	(719,349)	391,208

Cash flows from financing activities:
Treasury stock purchases	(3,205,435)	(2,671,060)
Repayments of note payable	(123,633)	—
Proceeds from the exercise of stock options	69,850	79,142

Net cash used in financing activities	(3,259,218)	(2,591,918)

Increase (decrease) in cash and cash equivalents	872,895	(645,889)

Cash and cash equivalents - beginning of period	3,279,267	3,925,156

Cash and cash equivalents - end of period	$4,152,162	$3,279,267

Supplemental non-cash investing activities:
Unrealized gain on marketable securities	$169,932	$—

Disposition of Cryo-Cell common stock held by Saneron, increase in investment	$—	$81,480

Issuance of note payable in connection with the purchased business	$1,300,000	$—

Assumption of accrued expenses in connection with the purchased business	$423,504	$—

Decrease in prepaid expenses in connection with the purchased business	$104,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit

Balance at November 30, 2013	11,870,040	$118,700	$27,265,340	$(2,926,123)	$—	$(33,725,902)	$(9,267,985)
Shares issued upon exercise of stock options	51,245	513	78,629				79,142
Compensatory element of stock options			498,137				498,137
Unrealized loss on available for sale securities					—		—
Treasury Stock from affiliate				484,535		(403,055)	81,480
Treasury Stock				(2,671,060)			(2,671,060)
Net loss						553,623	553,623

Balance at November 30, 2014	11,921,285	$119,213	$27,842,106	$(5,112,648)	$—	$(33,575,334)	$(10,726,663)

Common stock issued	339,055	3390	66,460				69,850
Compensatory element of stock options			621,802				621,802
Unrealized gain on available for sale securities					169,932		169,932
Treasury Stock from affiliate				—		—	—
Treasury Stock				(3,205,435)		—	(3,205,435)
Net income						8,106,343	8,106,343

Balance at November 30, 2015	12,260,340	$122,603	$28,530,368	$(8,318,083)	$169,932	$(25,468,991)	$(4,964,171)

The accompanying notes are a integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015 and 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company is organized in two reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use and the manufacture of Prepacyte® CB units, the processing technology used to process umbilical cord blood stem cells. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers, and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues recognized for the manufacture of Prepacyte® CB units represent sales of the Prepacyte® CB units to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (“CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or “Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2015 and 2014, the Company had an interest of approximately 33% and 33%, respectively, in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2015 and 2014 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2015 and 2014 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

The Company depends on three suppliers for the supply and manufacturing of the Prepacyte CB units. However, the Company believes that alternative sources of supply and manufacturing are available.

During 2015 and 2014, there were no concentration of risks.

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

Revenue Sharing Agreements

The Company entered into Revenue Sharing Agreements (“RSAs”) prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the contract a percentage of its future storage revenue collected from the annual storage fees charged related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As there are empty spaces resulting from attrition, the Company agrees to fill them as soon as possible. The Company has reflected these up-front payments as long-term liabilities on the accompanying consolidated balance sheets. The Company does not intend to enter into additional RSAs.

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

In addition to the license fee, the Company earns processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive income. As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize.    The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

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

On August 25, 2011, the Company transferred $2,500,000 to a Grantor Trust (See Note 16) for payments under certain executive employment agreements. The Trust was irrevocable and the Company had no power to direct the Trustee (Wells Fargo National Association) to return the funds to the Company. The funds were returned to the Company during fiscal 2014. As of November 30, 2015 and November 30, 2014, respectively, the remaining trust monies were being held as cash.

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

Inventory

Inventory is comprised of collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells and work-in-process and finished goods include products purchased for resale and for use in the Company’s processing and storage service. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment as of November 20, 2015 and November 30, 2014, respectively.

Investment in Saneron

Saneron is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The Company recorded compensation expense during the year ended November 30, 2015, related to expense for stock and warrant awards that were granted in previous years by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors. The investment is reviewed annually to determine if an other than temporary impairment exists. During the fourth quarter of fiscal 2015, the Company discovered evidence that led management to believe that an other than temporary impairment existed as of November 30, 2015 and has written off the investment balance of $684,000 as of November 30, 2015. The Company did not believe an impairment existed as of November 30, 2014.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2015 and 2014, the Company had no uncertain tax provisions and therefore no provisions for interest or penalties related to uncertain tax positions.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing and storage of the umbilical cord blood. Cost of sales related to Prepacyte CB represents the associated expenses resulting from the manufacturing of the Prepacyte CB units.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. Total advertising expense for the fiscal years ended November 30, 2015 and 2014 was approximately $756,000 and $621,000, respectively.

Rent Expense

Rent is expensed on a straight-line basis over the term of the lease and is included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company believes that the fair value of its Revenue Sharing Agreements (”RSAs”) liability recorded on the balance sheet is between the recorded book value and up to the Company’s previous settlement experience, due to the various terms and conditions associated with each RSA.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2015 and 2014, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at November 30, 2015 Using
Description	November 30, 2015	Level 1	Level 2	Level 3
Assets:
Trading securities	$136,798	$136,798	—	—
Available-for-sale securities	473,626	473,626	—	—

Total	$610,424	$610,424	—	—

		Fair Value Measurements
	Fair Value at	at November 30, 2014 Using
Description	November 30, 2014	Level 1	Level 2	Level 3
Assets:
Trading securities	$102,674	$102,674	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($1,600) and ($32,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the twelve months ended November 30, 2015 and 2014.

Available-for-sale securities – During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale classification. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was $170,000 and $0 in unrealized holding gains, net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive income for the years ended November 30, 2015 and 2014. Additionally, there was $24,000 in realized gains on the disposition of available for sale securities recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the year ended November 30, 2015.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2015 and November 30, 2014 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Income per Common Share

Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2015	November 30, 2014
Numerator:
Net Income	$8,106,343	$553,623
Denominator:
Weighted-average shares outstanding-basic	9,537,607	10,175,806
Dilutive common shares issuable upon exercise of stock options	257,972	253,229

Weighted-average shares-diluted	9,795,579	10,429,035

Income per share:
Basic	$0.85	$0.05

Diluted	$0.83	$0.05

For the year ended November 30, 2015, the Company excluded the effect of 225,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the year ended November 30, 2014, the Company excluded the effect of 271,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2015, the Company has three stock-based employee compensation plans, which are described in Note 13. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $603,000 and $404,000 for the years ended November 30, 2015 and November 30, 2014, respectively, of stock compensation expense.

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

Reclassification

Certain reclassifications to Inventory and Intangible Assets have been made to prior period amounts in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications had no effect on the previously reported current and total assets or liabilities, net income or cash flows from operating, investing and financing activities.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new standard on our financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. The adoption of this standard is expected to result in a reclassification between current and non-current deferred tax assets within the Company’s consolidated balance sheets and related disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued Accounting

Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in Accounting Standards Update No. 2014-09 by one year. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This update permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard its consolidated financial statements and related disclosures.

Note 2 – Acquisition

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with CytoMedical Design Group LLC (“CytoMedical”), for the purchase of certain assets and assumption of certain liabilities and contracts that CytoMedical used in the operation of its cord blood business, including the Prepacyte-CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction has been accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CytoMedical ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. As part of the closing, Cryo-Cell paid $861,783 as required per the Disbursement of Funds Schedule in the Amendment No. 1 to Asset Purchase Agreement (‘Amended APA’) dated June 30, 2015 with CytoMedical, dated June 30, 2015 and a prepayment for inventory of $104,000 paid by the Company to CytoMedical during the second quarter of fiscal 2015 was applied to the purchase. On September 30, 2015, $662,500 was due to be paid to CytoMedical. A portion of the amount due on September 30, 2015 ($225,000) was contingent on the number of the Company’s new clients choosing to have their umbilical cord blood processed using the Prepacyte-CB product during the months of July, August and September, 2015. This amount was reduced to $149,175. On September 30, 2015, the Company paid $586,675 in accordance with the APA. In connection with the Acquisition, the Company incurred approximately $22,000 in transaction costs, which have been included in selling, general and administrative expenses.

The following summarizes the fair value of the consideration for the Acquisition:

Consideration
Cash	$375,374
Assumed liabilities of seller	1,073,898
Note payable to seller	1,300,000
Prepaid expense paid to seller by purchaser	104,000

Consideration	$2,853,272

The following summarizes the allocation of the total purchase price for the Acquisition:

Inventory	$529,097
Tooling molds	35,353
License agreement	470,000
Customer relationships	41,000

Total identifiable net assets acquired	1,075,450

Goodwill	$1,777,822

In connection with the APA, the Company assumed an exclusive perpetual license agreement which enables the Company to use licensed technology in its umbilical cord blood processing and storage product for cord blood banking. Under the terms of the APA, the Company will pay a royalty of $5 per bag set unit sold, subject to minimum annual royalties totaling $35,000.

The goodwill is attributable to the manufacturing process used in the operation of the cord blood business. The goodwill recognized will be deductible for income tax purposes.

The fair value of inventory and tooling molds were estimated by applying a comparable cost/market approach, representing Level 2 measurements. The fair value of the license agreement and customer relationships were estimated by applying an income approach, representing Level 3 measurements. The fair value estimates are based on (1) an assumed discount rate of 16%, (2) long-term sustainable growth rate of 3%, and (3) a ten and fifteen year lives for the license agreement and customer relationships, respectively.

The fair values of the license agreement and customer relationships reflect the anticipated cash flows over their expected lives.

The operating results of Prepacyte CB have been included in the consolidated statements of comprehensive income since the date of acquisition. The following unaudited pro forma results of operations is based on the Company’s historical consolidated statement of operations and Prepacyte CB’s historical financial statements to give effect to the June 11, 2015 acquisition of Prepactye CB. The unaudited pro forma revenue and net income for the fiscal years ended November 30, 2015 and November 30, 2014 give effect to the acquisition of Prepacyte CB as if it had occurred on December 1, 2013. The Prepacyte CB revenues for the fiscal years ended November 30, 2015 and 2014 include sales to external customers as there weren’t any sales to internal customers.

The pro forma financial information does not necessarily reflect what the combined company’s financial condition or results of operation would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

Unaudited Pro Forma Combined Statement of Operations As of November 30, 2015
	Company Historical	Prepacyte CB (Acquired) Historical	Pro Forma Combined
Revenue	$20,620,138	1,146,140	$21,766,278
Net Income	8,106,343	299,626	$8,405,969
Income per share:
Basic	$0.85	$0.03	$0.88

Diluted	$0.83	$0.03	$0.86

Unaudited Pro Forma Combined Statement of Operations As of November 30, 2014
	Company Historical	Prepacyte CB (Acquired) Historical	Pro Forma Combined
Revenue	$20,126,546	1,111,720	$21,238,266
Net Income	553,623	296,465	850,088
Income per share:
Basic	$0.05	$0.03	$0.08

Diluted	$0.05	$0.03	$0.08

Note 3 – Inventory

Inventory has been pledged as collateral on the note payable incurred in connection with the APA (Note 2). The components of inventory at November 30, 2015 and November 30, 2014 are as follows:

	2015	2014
Raw materials	$9,041	$—
Work-in-process	134,727	—
Finished goods	282,152	—
Collection kits	57,406	63,742
Inventory reserve	(7,718)	—

Total inventory	$475,608	$63,742

Note 4– Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CytoMedical (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 1, 2015, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of November 30, 2015 and November 30, 2014, goodwill is reflected on the consolidated balance sheets at $1,777,822 and $0.

As of November 30, 2015, there were no indications of impairment and no impairment loss was recorded for goodwill.

Note 5– Intangible Assets

The Company incurs certain legal and related costs in connection with patent and trademark applications. If a future economic benefit is anticipated from the resulting patent or trademark or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent or trademark. The Company’s assessment of future economic benefit involves considerable management judgment. A different conclusion could result in the reduction of the carrying value of these assets. Due to tests performed during the second quarter of fiscal 2014, management decided to discontinue pursuing certain patents and trademarks related to the Company’s menstrual stem cell technology resulting in a write-off of approximately $26,000 for abandoned patents and trademarks which is reflected as abandonment of patents in the accompanying consolidated statements of comprehensive income and is included in the umbilical cord blood and cord tissue stem cell service reporting segment. The impact to future operations is insignificant and it will not impact the Company’s core operations.

Intangible assets were as follows as of November 30, 2015 and 2014:

	Useful lives	November 30, 2015	November 30, 2014
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(8,075)	(6,212)
License agreement	10 years	470,000	—
Less: Accumulated amortization		(17,917)	—
Customer relationships	15 years	41,000	—
Less: Accumulated amortization		(3,250)	—

Net Intangible Assets		$516,328	$28,358

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Years ending November 30:
2016	52,663
2017	52,663
2018	52,663
2019	52,663
2020	52,663
Thereafter	253,013

Total	$516,328

Amortization expense of intangibles was $23,000 and $28,000 for the twelve months ended November 30, 2015 and November 30, 2014, respectively.

Note 6– Note Payable

On June 30, 2015, the Company entered into a note payable in the amount of $1,300,000 in connection with the APA (Note 2). The note is payable in 48 monthly installments of $29,938 including principal and interest at the rate of 5% per annum, commencing on July 31, 2015, and ending on June 30, 2019. Pursuant to the APA, the note is secured by all assets, inventory, molds and tools sold and transferred to the Company, tangible personal property held for sale or lease, accounts, contract rights, and other rights to payment and general intangibles.

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

In addition, in the event that during the period from July 1, 2018 to June 30, 2019, the Company shall sell 4,000 Units, it will receive an additional $120,000 note reduction. However, if the Company sells more than 4,000 Units, it will owe additional principal in the amount of $25 times the difference between 8,000 and the actual number of Units sold plus interest at the rate of 5% per annum, which is payable on June 30, 2019. The Company expects that it will sell more than 4,000 Units for the periods noted.

Maturities of the note payable are as follows:

Years ending November 30:
2016	307,420
2017	323,148
2018	339,681
2019	206,118

Total note payable	1,176,367
Less current portion	(307,420)

Long-term portion	$868,947

As of November 30, 2015, the Company has made five installments of $29,938 and recognized $26,057 of interest expense related to the note payable. The remaining principal balance of the note payable is $1,176,367 and is reflected on the accompanying balance sheets as of November 30, 2015.

Note 7– Segment Reporting

During the third quarter of fiscal 2015, the Company purchased certain assets and assumed certain liabilities and contracts that CytoMedical used in the operation of its cord blood business (See Note 2). The Company evaluated and determined that this acquisition qualifies as a separate segment.

The Company is organized in two reportable segments:

1.	The cellular processing and cryogenic storage of umbilical cord blood and cord tissue stem cells for family use. Revenue is generated from the initial processing and testing fees and the annual storage fees charged each year for storage (the “Umbilical cord blood and cord tissue stem cell service”).

2.	The manufacture of Prepacyte® CB units, the processing technology used to process umbilical cord blood stem cells. Revenue is generated from the sales of the Prepacyte® CB units (the “Prepacyte®-CB”).

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense), other comprehensive income, and assets for the years ended November 30, 2015 and 2014:

	For the years ended November 30,
	2015	2014
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$20,620,138	$20,126,546
Prepacyte®-CB	471,293	—

Total net revenue	$21,091,431	$20,126,546

Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$5,276,125	$5,632,041
Prepacyte®-CB	354,740	—

Total cost of sales	$5,630,865	$5,632,041

Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,842,957	$1,981,234
Prepacyte®-CB	90,267	—

Total operating profit	$2,933,224	$1,981,234

Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$218,568	$377,008
Prepacyte®-CB	22,640	—

Total depreciation and amortization	$241,208	$377,008

Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,277,815	$1,151,459
Prepacyte®-CB	26,057	—

Total interest expense	$1,303,872	$1,151,459

Income tax benefit (expense):
Umbilical cord blood and cord tissue stem cell service	$7,166,789	$(123,526)
Prepacyte®-CB	(9,967)	—

Total income tax benefit (expense)	$7,156,822	$(123,526)

Other comprehensive income:
Umbilical cord blood and cord tissue stem cell service	$169,932	$—
Prepacyte®-CB	—	—

Total other comprehensive income	$169,932	$—

Assets:
Umbilical cord blood and cord tissue stem cell service	$16,697,621	$10,209,586
Prepacyte®-CB	2,800,325	—

Total assets	$19,497,946	$10,209,586

NOTE 8- ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2015 and 2014:

December 1, 2013	$1,994,575
Bad Debt Expense	1,303,436
Write-offs	(1,667,799)
Recoveries	346,754

November 30, 2014	1,976,966

Bad Debt Expense	699,682
Write-offs	(995,716)
Recoveries	386,198

November 30, 2015	$2,067,130

NOTE 9 - INVESTMENTS IN AFFILIATES.

As of November 30, 2015 and November 30, 2014, the Company had an ownership interest of approximately 33% and 33%, respectively, in Saneron, which is accounted for under the equity method. As of November 30, 2015 and November 30, 2014, the net Saneron investment, is reflected on the consolidated balance sheets at $0 and $684,000, respectively, and is included in the umbilical cord blood and cord tissue stem cell service reporting segment. During 2015 and 2014, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there were no indicators of impairment and goodwill was not impaired in 2014, but there was evidence of a loss in value in the fourth quarter of 2015 and the Company impaired the net Saneron investment, resulting in a charge of approximately $684,000. The main factors that lead to this decision include a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment as of November 30, 2015 is impaired and not recoverable.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments through November 30, 2015.

Equity in losses of affiliate for the year ended November 30, 2015 consists of $19,000 related to compensation expense for stock and warrant awards that were granted in previous periods by Saneron to certain consultants and employees. Equity in losses of affiliate for fiscal 2014 consists of $187,500 related to additional investments made by the Company into Saneron, $93,904 related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees and $81,480 related to the Company’s share of Saneron’s losses.

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

NOTE 10 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2015	2014
Furniture and equipment	$4,689,763	$4,692,477
Leasehold improvements	1,169,232	1,156,110
Computer software – internal use	1,154,027	1,024,105

	7,013,022	6,872,692

Less: Accumulated Depreciation	(6,133,952)	(5,919,277)

Total Property and Equipment	$879,070	$953,415

Depreciation expense was approximately $218,000 in fiscal 2015 and approximately $375,000 in fiscal 2014 of which approximately $149,000 and $206,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive income.

NOTE 11 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2015	2014

Professional fees	$61,971	$25,661
Payroll and payroll taxes (1)	820,268	612,043
Interest expense	820,436	403,975
General expenses	302,676	430,020

	$2,005,351	$1,471,699

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2015 and November 30, 2014.

NOTE 12–INCOME TAXES.

The Company recorded the following income tax provision for the years ended November 30, 2015 and 2014.

	2015	2014
Current:
Federal	$—	$—
State	63,000	—
Foreign	150,000	123,000

Subtotal	213,000	123,000
Deferred:
Federal	(6,761,000)	—
State	(609,000)	—
Foreign	—	—

Subtotal	(7,370,000)	—

Income Tax (Benefit) Expense	$(7,157,000)	$123,000

As of November 2015 and 2014, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2015
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$218,000	$4,406,000	$4,624,000
NOL’s, credits, and other carryforward items	—	1,137,000	1,137,000
Tax over book basis in unconsolidated affiliate	—	1,686,000	1,686,000
Accrued payroll	55,000	—	55,000
Reserves and other accruals	1,063,000	—	1,063,000
Stock compensation	—	618,000	618,000
Depreciation and Amortization	—	7,000	7,000
RSA Buy-out	—	810,000	810,000

Total Assets:	1,336,000	8,664,000	10,000,000

Tax Liabilities:
Unrealized gains on AFS securities	—	(103,000)	(103,000)

Total Liabilities:		(103,000)	(103,000)
Less: Valuation Allowance	—	(2,630,000)	(2,630,000)

Net Deferred Tax Asset	$1,336,000	$5,931,000	7,267,000

	2014
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$217,000	$3,934,000	$4,151,000
NOL’s, credits, and other carryforward items	—	2,260,000	2,260,000
Tax over book basis in unconsolidated affiliate	—	1,417,000	1,417,000
Accrued payroll	49,000	—	49,000
Reserves and other accruals	1,066,000	—	1,066,000
Stock compensation	—	391,000	391,000
Depreciation and Amortization	—	165,000	165,000
RSA Buy-out	—	1,018,000	1,018,000

Total Assets:	1,332,000	9,185,000	10,517,000
Tax Liabilities:
Less: Valuation Allowance	(1,332,000)	(9,185,000)	(10,517,000)

Net Deferred Tax Asset	$—	$—	—

A valuation allowance covering the deferred tax assets of the Company for November 30, 2015 and November 30, 2014, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($7,887,000) and ($302,000) during the years ended November 30, 2015 and 2014, respectively. The 2015 change was primarily a result of NOL usage and partial release of the valuation allowance. As of November 30, 2014, we had a valuation allowance against our deferred tax assets of $10,517,000. The 2014 change was primarily a result of NOL usage and assets relating to deferred revenue. The change for year ended November 30, 2015 was primarily a result of NOL usage, impairment of the Company’s investment in Saneron CCEL Therapeutics, Inc., and a partial release of the valuation allowance.

The Company evaluates the recoverability of our deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and are required to establish and maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.

The positive evidence that weighed in favor of releasing the allowance as of August 31, 2015 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	Identifiable sources of future income relating to the Company’s deferred revenue accounts;

•	Certainty as to the amount available of deferred tax assets and nature in which the deferred tax assets reverse;

•	Profitability for years ended November 30, 2013 and 2014 and our expectations regarding the sustainability of these profits;

•	The Company’s three-year cumulative income position as of November 30, 2015; and

•	The Company’s taxable income projection for fiscal years ending November 30, 2016, 2017 and 2018.

As of August 31, 2015, the Company concluded that the positive evidence which included the Company’s historical operating performance which included profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income were all factors that were in favor of releasing the allowance which outweighed the negative evidence against releasing the allowance and that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to foreign tax credit carryforwards, investment in Saneron CCEL Therapeutics, Inc., capital loss carryforwards, and deferred revenue: RSA, would be realized. Further positive evidence and analysis as of November 30, 2015 allowed the Company to conclude that an additional amount of the valuation allowance to be released relating to foreign tax credit carryforwards and therefore the only valuation allowance as of year-end was the for the investment in Saneron CCEL Therapeutics, Inc., capital loss carryforwards, and deferred revenue: RSA.

The Company has utilized all of its unused net operating losses available for carryforward as of November 30, 2015 to offset future federal taxable income. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. An analysis has been performed on the net operating loss carryforwards as of November 30, 2015 and it has been concluded that no ownership changes have occurred through November 30, 2015 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2015
	2015	%	2014	%
Tax at Federal Statutory Rate	$272,000	34.0	$272,000	34.0
State Income Tax Effect	29,000	3.6	29,000	3.6
Change in Valuation Allowance	264,000	33.0	(301,000)	(37.7)
Valuation Allowance Release	(8,151,000)	(1,019.4)	0	0
Permanent Disallowances	160,000	20.0	123,000	15.2
Other	269,000	33.6	0	0
Foreign tax credits	(150,000)	(18.8)	(124,000)	(15.5)
Foreign tax withholding	150,000	18.8	124,000	15.5

Total income taxes	$(7,157,000)	(895.2)	$123,000	15.1

The Company adopted the accounting standard for uncertain tax positions, ASC 740-10, on December 1, 2007. As required by the standard, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were no uncertain tax positions as of November 30, 2015 and 2014.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2015 and 2014, the Company had no provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2015:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2011 - 2014	N/A
United States – Various States	2010 - 2014	N/A

NOTE 13 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2015, the Company issued 35,000 common shares to option holders who exercised options for $69,850. During the year ended November 30, 2014, the Company issued 51,245 common shares to option holders who exercised options for $79,142.

Employee Stock Incentive Plan

The Company maintains the 2000 Stock Incentive Plan as amended (“the 2000 Plan”) that has reserved 2,250,000 shares of the Company’s common stock for issuance pursuant to stock options or restricted stock. Options issued under the 2000 Plan have a term ranging from five to seven years from the date of grant and have a vesting period ranging from immediately upon issuance to three years from the date of grant. The options are exercisable for a period of 90 days after termination. As of November 30, 2015 and November 30, 2014, there were 0 and 2,500 options outstanding under the 2000 Plan, respectively. No further options will be issued under the 2000 Plan.

The Company also maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2015 and November 30, 2014, there were 568,930 and 594,766 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2015, there were 253,679 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of November 30, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 203,403 performance-based and 116,240 market-based restricted common shares granted under the 2012 plan. As of November 30, 2014, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 87,164 performance-based and 58,120 market-based restricted common shares granted under the 2012 plan.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2015 and November 30, 2014 are as follows:

	2015	2014
Weighted average values:
Expected dividends	0%	0%
Expected volatility	75.50%	84.00%
Risk free interest rate	1.57%	1.69%
Expected life	5.0 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2015, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2014	997,266	$2.14	5.84	$661,466

Granted	22,500	3.08		4,950
Exercised	(35,000)	2.00		39,325
Expired/forfeited	(15,836)	2.08		19,370

Outstanding at November 30, 2015	968,930	$2.17	5.01	$1,095,525

Exercisable at November 30, 2015	953,927	$2.16	4.99	$1,092,224

The weighted average grant date fair value of options granted during the years ended November 30, 2015 and November 30, 2014 was $1.90 and $1.60, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2015 or November 30, 2014, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2015 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$0.42 to $1.00	0	0.00	$0.00	0	$0.00
$1.01 to $2.00	465,930	5.48	$1.72	465,930	$1.72
$2.01 to $3.00	480,500	4.48	$2.56	480,500	$2.56
$3.01 to $4.00	22,500	6.61	$3.08	7,497	$3.08

	968,930	5.01	$2.17	953,927	$2.16

A summary of the status of the Company’s non-vested options as of November 30, 2015, and changes during the fiscal year then ended, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2014	27,083	$1.64

Granted	22,500	1.90
Vested	(34,580)	1.70
Forfeited	—	—

Non-vested at November 30, 2015	15,003	$1.90

As of November 30, 2015, there was approximately $26,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan, the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .61 years as of November 30, 2015. The total fair value of options vested during the fiscal year ended November 30, 2014 was approximately $59,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the fiscal year ended November 30, 2015 and November 30, 2014.

There was no stock option activity for options with performance-based or market-based vesting conditions for the fiscal year ended November 30, 2015.

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

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of November 30, 2015 was $240,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statements of comprehensive income. As of November 30, 2015, there was approximately $0 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

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

As of November 30, 2015, certain market and performance thresholds were met during fiscal year 2015 and the Board agreed to grant David Portnoy and Mark Portnoy 118,117 and 102,711 shares of restricted common shares, respectively. The fair value of the shares with a grant date during the 2015 fiscal year was approximately $336,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income for the year ended November 30, 2015. There was approximately $242,000 of total unrecognized compensation cost as of November 30, 2015 which will be recognized during the first quarter of fiscal year 2016 as the Board granted certain subjective performance shares with a grant date during the 2016 fiscal year.

As of November 30, 2014, certain market and performance thresholds were met during fiscal year 2014 and the Board agreed to grant David Portnoy and Mark Portnoy 93,244 and 81,082 shares of restricted common shares, respectively. The fair value of the shares with a grant date during the 2014 fiscal year was approximately $138,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income for the year ended November 30, 2014. There was $134,000 of total unrecognized compensation cost as of November 30, 2014 which was recognized during the first quarter of fiscal year 2015 as the Board granted certain subjective performance shares with a grant date during the 2015 fiscal year. These costs are reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income as of November 30, 2015.

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

NOTE 14 - LICENSE AGREEMENTS

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

Technology Agreements

The Company has entered into a definitive License and Royalty Agreement with Lifecell International Private Limited formerly Asia Cryo-Cell Private Limited (“LifeCell”) to establish and market its umbilical cord blood program and menstrual stem cell program in India.

The Company changed the methodology used to record the processing and storage royalty income during fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The change increased licensee and royalty income by $322,353 in the fourth quarter of 2015. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with LifeCell, there is a $1 million cap on the amount of royalty due to the Company per year and a $10 million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of November 30, 2015, LifeCell has paid the Company approximately $4.1 million for royalties due under the terms of the License and Royalty Agreement.

The Company previously had a License and Royalty Agreement with Cryo-Cell de Mexico (“Mexico”) and on August 19, 2011, the Company received notification from Mexico that they were terminating the license agreement effective immediately due to an alleged breach of the license agreement. On October 17, 2011, the Company and Mexico entered into an amendment to the license agreement whereby the termination was revoked and Mexico would pay the Company $1,863,000 in 37 monthly installments of $50,000 beginning on October 17, 2011 with a final payment of $13,000. Mexico would have no other continuing obligations to the Company for royalties or other license payments and the agreement would be effectively terminated once the entire $1,863,000 was received. In December 2013, Mexico paid the balance due of $563,000 in full. The Company recognized the balance paid as licensee and interest income during the fiscal year ended November 30, 2014 in the accompanying consolidated statements of comprehensive income. Mexico has no other continuing obligations to the Company for royalties or other license payments and the agreement is terminated. The amendment has and is expected to result in a reduction of licensee and royalty income in future periods.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for fiscal years 2015 and 2014. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income.

	For the years ended November 30,
	2015			2014
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total
India	—	1,000,000	1,000,000	—	677,647	677,647
Mexico	—	—	—	—	793,839	793,839

Total	$—	$1,000,000	$1,000,000	$—	$1,471,486	$1,471,486

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

In January 2016, the Company extended the main lease through December 31, 2018 for the 17,600 square foot space.

Rent charged to operations was $260,272 and $256,546 for the fiscal years ended November 30, 2015 and 2014, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2016	$223,490
2017	$196,165
2018	$193,600
2019	$16,133

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2013. In December 2015, the Company extended the lease through December 31, 2016.

Legal Proceedings

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2015.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleges breaches of fiduciary duties and is seeking appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014 is in violation of Section 141(k) of the Delaware General Corporation Law. The Company believes the litigation is without merit and intends to defend the litigation vigorously. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim is $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg, individually and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16-cv-00408, United States District Court, Middle District of Florida, Tampa Division, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2015.

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

NOTE 16 - RETIREMENT PLAN

The Company maintains a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2015 and November 30, 2014, the Company made matching contributions of approximately $114,000 and $107,000, respectively, to the 401(k) Plan.

NOTE 17 - REVENUE SHARING AGREEMENTS (“RSAs”)

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

The Company made total payments to all RSA holders of $796,759 and $1,926,980 for the fiscal years ended November 30, 2015 and 2014, respectively. The Company recorded an RSA accrual of $820,436 and $403,975 which is reflected in accrued expenses on the consolidated balance sheets as of November 30, 2015 and 2014, respectively, related to interest owed to the RSA holders. The Company also recorded interest expense of $1,277,815 and $1,151,459 for the fiscal years ended November 30, 2015 and 2014, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

The Company changed the methodology used to calculate the RSA payments owed to the RSA holders during fiscal year 2015 from calculating on the amount billed to customers to the amount collected from customers as noted per the RSA contracts. For fiscal 2015, this change in methodology accounted for a decrease in amounts owed to the RSA holders of approximately $187,000. The Company accounted for this change as a change in accounting estimate.

NOTE 18 - AGREEMENTS.

On December 15, 2009, the Company made a payment of $100,000 to the Museum of Science and Industry (“MOSI”) for the sponsorship of a stem cell exhibit in “The Amazing You” exhibition in Tampa, Florida. The payment was made for the exhibit to be displayed over the next five years as well as various other benefits to be received from MOSI. The exhibit opened during the second quarter of 2010. The payment of $100,000 is being expensed over the life of the exhibit, which is five years. For the years ended November 30, 2015 and November 30, 2014, $7,000 and $20,000, respectively, has been expensed and is reflected in the consolidated statements of comprehensive income. The remaining balance of approximately $0 and $7,000 as of November 30, 2015 and November 30, 2014, respectively, is recorded as a deposit on the accompanying consolidated balance sheets.

NOTE 19 –SHARE REPURCHASE PLAN

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

On June 30, 2015, the Company commenced a partial tender offer to purchase up to 750,000 shares of its common stock, at a price of $3.25 per share. The maximum number of shares proposed to be purchased in the tender offer represented 7.76% of Cryo-Cell’s outstanding common shares (including shares of unvested restricted stock) as of June 30, 2015. On June 29, 2015, the last trading day prior to the commencement of the tender offer, the last sale price of Cryo-Cell’s shares reported on the OTCBB was $2.29 per share. The tender offer expired on July 28, 2015. Cryo-Cell accepted for purchase 557,805 shares of its common stock, including all “odd lots” properly tendered, at a purchase price of $3.25 per share, for an aggregate cost of $1,812,866 excluding fees and expenses relating to the tender offer. As of November 30, 2015, the Company had repurchased an aggregate of 3,249,790 shares of the Company’s common stock at an average price of $2.56 per share through open market and privately negotiated transactions.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2015. As of November 30, 2015 and November 30, 2014, 3,249,790 and 2,215,111 shares, respectively, were held as treasury stock, which include 0 and 150,100 shares, respectively, which is the Company’s portion of the value of the Company stock held by Saneron.

Subsequent to the balance sheet date, the Company repurchased an additional 49,985 shares of the Company’s common stock at an average price of $3.24 per share through open market and privately negotiated transactions.

NOTE 20 – RELATED PARTY TRANSACTIONS

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2015. As previously disclosed in the Company’s 10-Q filed October 15, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s control over non-routine transactions was not conducive to identify certain items with sufficient precision.

Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary.

During the quarter ended November 30, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding manual controls related to storage revenue for customers that are on a payment plan. The Company’s control over the manual process was not conducive to identify the timeliness of recording the revenue.

Management has undertaken steps to design and implement more effective internal controls, including the implementation of a more comprehensive review process of manual invoicing procedures.

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

The Company has not made an amended 8-K filing with respect to the Current Reports on Form 8-K that was filed on July 16, 2015 to announce the acquisition of Prepacyte. Accordingly, the Company is not deemed a timely filer. Management intends to subsequently make this amended 8-K filing to include the required pre-acquisition financial statements of Prepacyte as well as the required pro forma financial information.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2015 and continue to be remediated during the quarter ended February 29, 2016.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 53, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Prior to this appointment, since 1988, Mr. Portnoy has served as President of Focus Financial Corp., a private investment banking and venture capital firm. Additionally, since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 52, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

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

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, 46, Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 42, Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2015, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2015 and November 30, 2014 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2015 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option and Restricted Common Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
David Portnoy Co-Chief Executive Office	2015 2014	$ $	325,000 323,077	$ $	236,989 162,500	$ $	294,375 160,178	$ $	0 0	$ $	0 0	$ $	856,364 645,755

Mark Portnoy Co-Chief Executive Officer	2015 2014	$ $	275,000 273,558	$ $	200,529 137,500	$ $	255,355 137,343	$ $	0 0	$ $	0 0	$ $	730,884 548,401

Jill M. Taymans Vice President Finance, Chief Financial Officer	2015 2014	$ $	177,852 177,852	$ $	9,000 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	186,852 177,852

Oleg Mikulinsky Chief Information Officer	2015 2014	$ $	165,000 165,000	$ $	0 0	$ $	12,446 12,446	$ $	0 0	$ $	0 0	$ $	177,446 177,446

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2015 and 2014. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 13, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the Compensation Committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal year 2015 the Company’s Co-CEOs were entitled to a cash bonus equal to 8.33% of base salary times the number of the twelve performance targets achieved. In fiscal 2015, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on a diluted revenue per share basis as of November 30, 2015 of $2.10, $2.23 and $2.38, respectively, the Company’s weighted average common stock price as of November 30, 2015 of $2.75, $3.25 and $3.75, respectively, and the Company’s diluted earnings per share price of $.26, $.24 and $.28, respectively. The third criteria for cash bonuses to the Co-CEOs consisted of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2015 and payable to the Co-CEOs totaling $236,989 and $200,529. In fiscal 2015 the cash bonuses for the named executives consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2015 payable to the named executives totaling $9,000. With respect to the subjective performance reviews, in addition to evaluating the Company’s overall financial performance, the Compensation Committee considers the performance of each named executive officer’s business line or area of responsibility. Several key management competencies and behaviors are assessed, including the named executive officer’s effectiveness as a leader and his or her role in building a cohesive executive team, as well as other strategic core competencies such as accountability, analytical ability and decision making, communication, cooperation and teamwork, creativity and problem-solving, and integrity. The named executive officer’s performance relating to these competencies forms the basis of a performance review discussion with the named executive officer that reinforces his or her role in achieving the Company’s business plan and short- and long-term strategies.

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

In fiscal 2015, the Company’s Co-CEOs were entitled to restricted stock based on their employment agreements established by the compensation committee. In fiscal 2015, the Company’s Co-CEOs were entitled to a restricted stock grant of up to 186,487 and 162,163 shares based on performance. The Company shall grant each Co-CEO a number of shares of restricted stock equal to a percentage of 186,487 and 162,163 shares equal to the sum of (x) the product of 16.67% and the number of the four performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the four performance goals achieved at the “stretch” level. In fiscal 2015, 118,062 and 102,663 shares were issued to the Co-CEO’s.

In fiscal 2014, the Company’s Co-CEOs were entitled to restricted stock based on their employment agreements established by the compensation committee. In fiscal 2014, the Co-CEOs were granted 70,270 and 59,459 shares of restricted. One-third of each grant is vested upon grant, one-third vested on December 1, 2014 and one-third will vest on December 1, 2015. In addition the Company’s Co-CEOs were entitled to a restricted stock grant of up to 186,487 and 162,163 shares based on performance.

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

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. There weren’t any stock options awarded to the named executive officers in 2015 and 2014.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2016.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. Under the Mikulinksy Employment Agreement, the one-year term is automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. On May 1, 2013, the Company entered into an Amendment Agreement (the “Amendment”) amending certain terms of the Mikulinsky Employment Agreement dated March 5, 2012. The initial term of the Employment Agreement has concluded and an additional one-year term is effective May 1, 2013. The ending date of the current term of the Mikulinsky Employment Agreement is April 30, 2016.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2015:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011(1) December 1, 2011(1)	100,000 200,000	— —	$ $	2.90 1.72	August 31, 2021 December 1, 2021
Mark Portnoy	August 31, 2011(1) December 1, 2011(1)	100,000 200,000	— —	$ $	2.90 1.72	August 31, 2021 December 1, 2021
Jill Taymans	August 3, 2009 (2) February 1, 2010(2)	18,563 9,281	— —	$ $	1.73 1.50	August 3, 2016 February 1, 2017
Oleg Mikulinsky	March 5, 2012 (3)	40,000	—		$2.05	March 5, 2019

(1)	On May 30, 2012, the Company received a Nomination of Solicitation Notice from a shareholder nominating six individuals for election as directors to compete with the Company’s board of directors at the 2012 Annual Meeting. Pursuant to the Co-CEOs’ employment agreements, if the Company receives a Nomination of Solicitation Notice, as defined by the Company’s Bylaws, all of the service-based vesting condition options that were issued to the Co-CEOs immediately vest.
(2)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(3)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$28,750	$14,659	$43,409
George Gaines	$28,750	$14,659	$43,409
Jonathan Wheeler	$28,750	$14,659	$43,409

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2015 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 13, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2016 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)

Current directors and executive officers:
David Portnoy (3)	1,259,989	13.68%
Mark Portnoy (4)	794,403	8.64%
George Gaines (5)	1,097,500	12.19%
Harold Berger (6)	53,630	*
Jonathan Wheeler (7)	82,500	*
Jill Taymans (8)	45,396	*
Oleg Mikulinsky (9)	20,000	*

Other beneficial owners:
Ki Yong Choi (10)	2,179,086	24.49%

Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (11)	825,000	9.27%

All current directors and executive officers as a group (7 persons) (12)	3,351,418	34.59%

*	Less than 1%.

(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 13, 2016 by (ii) the sum of (a) 10,001,723 which is the number of shares of common stock outstanding as February 13, 2016 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 13, 2016 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 13, 2016. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(3)	Includes 49,150 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 310,180 shares that he owns individually of record, 151,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 78,176 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 78,864 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; 9,122 shares held by David Portnoy as custodian for his minor daughter and 17,000 shares held by David Portnoy’s father-in-law. Includes 300,000 shares subject to stock options.
(4)	Includes 18,055 shares of Common Stock held directly through a 401(k) plan account, 356,319 shares that he owns individually and 120,029 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 300,000 shares subject to stock options.
(5)	Includes 47,500 shares subject to stock options.
(6)	Includes 47,500 shares subject to stock options.
(7)	Includes 47,500 shares subject to stock options.

(8)	Includes 27,844 shares subject to stock options.
(9)	Includes 20,000 shares subject to stock options.
(10)	A group consisting of Mr. Choi and UAD 7/21/01 FBO Choi Family Living Trust filed a Form 4 on August 16, 2012 reporting the following beneficial ownership: (i) 1,945,596 shares of common stock held directly by Mr. Choi, as to which he has the sole power to vote and dispose or direct the disposition; and (ii) 233,472 shares of common stock held by UAD 7/21/01 FBO Choi Family Living Trust, as to which Mr. Choi has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13/D/A. The address for Mr. Choi, as set forth in the Form 4 filed August 16, 2012, is c/o Cathedral Hill Associates, 14299 Firestone Boulevard, La Mirada, CA 90638.
(11)	A group consisting of Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on February 12, 2015 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 825,000 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mr. and Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.
(12)	Includes 790,344 shares subject to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments since November 30, 2014 and through November 30, 2015.

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

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s financial statements for the fiscal years ended November 30, 2015 and November 30, 2014 and fees billed for other services rendered by Grant Thornton LLP during these periods.

	2015	2014
Audit Fees	$434,808	$256,042
Audit Related Fees	54,000	—
Tax Fees	51,523	39,032
Other	—	—

Total	$540,331	$295,074

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2015 and November 30, 2014 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of the aggregate fees billed by our principal accounts for professional services rendered for audit related services rendered for the fiscal years ended November 30, 2015 and November 30, 2014.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2015 and November 30, 2014.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2015 and November 30, 2014.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-Laws

10.6(3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7(3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9(4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10(5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11(6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12(6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13(7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14(8)	2006 Stock Incentive Plan

10.15(9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16(10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17(11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18(11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20(12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21(13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22(13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23(14)	2000 Stock Incentive Plan

10.24(14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25(14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26(12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27(15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28(15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29(16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30(16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31(17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32(18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33(19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34(19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35(20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36(20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37(21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, inc.

10.38(21)	Rights Agreement dated December 5, 2014

10.39	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC dated January 12, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CoCEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 29, 2016

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	February 29, 2016

/s/ Mark Portnoy Mark Portnoy	Co-Chief Executive Officer	February 29, 2016

/s/ Jill Taymans Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	February 29, 2016

/s/ Harold Berger Harold Berger	Director	February 29, 2016

/s/ George Gaines George Gaines	Director	February 29, 2016

/s/ Jonathan Wheeler Jonathan Wheeler	Director	February 29, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-Laws

10.6(3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7(3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9(4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10(5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11(6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12(6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13(7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14(8)	2006 Stock Incentive Plan

10.15(9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16(10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17(11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18(11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20(12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21(13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22(13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23(14)	2000 Stock Incentive Plan

10.24(14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25(14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26(12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27(15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28(15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29(16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30(16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31(17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32(18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33(19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34(19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35(20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36(20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37(21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

10.38(21)	Rights Agreement dated December 5, 2014.

10.39	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC dated January 12, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.