Form 10-Q
period 2016-02-29
CRYO CELL INTERNATIONAL INC
filed 2016-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2016

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

As of April 8, 2016, 12,481,065 shares of $0.01 par value common stock were issued and 9,087,254 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2016 (Unaudited)	November 30, 2015
ASSETS

Current Assets
Cash and cash equivalents	$3,581,736	$4,152,162
Restricted cash	204,400	204,344
Marketable securities	617,108	610,424
Accounts receivable (net of allowance for doubtful accounts of $2,156,577 and $2,067,130, respectively)	3,216,990	3,058,379
Deferred tax assets, current portion	1,336,000	1,336,000
Prepaid expenses	429,309	427,819
Inventory, net	498,524	475,608
Other current assets	58,341	88,392

Total current assets	9,942,408	10,353,128

Property and Equipment-net	847,626	879,070

Other Assets
Intangible assets, net	503,877	516,328
Goodwill	1,777,822	1,777,822
Deferred tax assets, net of current portion	5,987,814	5,930,987
Deposits and other assets, net	40,611	40,611

Total other assets	8,310,124	8,265,748

Total assets	$19,100,158	$19,497,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,685,775	$1,328,619
Accrued expenses	1,566,676	2,005,351
Current portion of note payable	309,987	307,420
Deferred revenue	6,614,192	6,782,562

Total current liabilities	10,176,630	10,423,952

Other Liabilities
Deferred revenue, net of current portion	11,169,495	10,869,218
Note payable, net of current portion	790,957	868,947
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	14,260,452	14,038,165

Total liabilities	24,437,082	24,462,117

Commitments and contingencies (Note 12)
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,481,065 issued and 9,097,472 outstanding as of February 29, 2016 and 12,260,340 issued and 9,010,322 outstanding as of November 30, 2015)	124,810	122,603
Additional paid-in capital	28,780,474	28,530,368
Treasury stock, at cost	(8,726,486)	(8,318,083)
Accumulated other comprehensive income	76,205	169,932
Accumulated deficit	(25,591,927)	(25,468,991)

Total stockholders’ deficit	(5,336,924)	(4,964,171)

Total liabilities and stockholders’ deficit	$19,100,158	$19,497,946

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended
	February 29, 2016	February 28, 2015
Revenue:
Processing and storage fees	$5,020,459	$4,673,969
Licensee and royalty income	—	169,412
Product revenue	131,739	—

Total revenue	5,152,198	4,843,381

Costs and Expenses:
Cost of sales	1,348,291	1,273,987
Selling, general and administrative expenses	3,597,253	2,913,973
Research, development and related engineering	8,684	11,988
Depreciation and amortization	41,548	18,242

Total costs and expenses	4,995,776	4,218,190

Operating Income	156,422	625,191

Other Income (Expense):
Other expense	(18,024)	(4,075)
Interest expense	(261,334)	(301,286)

Total other expense	(279,358)	(305,361)

Income before equity in losses of affiliate and income tax expense	(122,936)	319,830

Equity in losses of affiliate	—	(8,248)

Income before income tax expense	(122,936)	311,582
Income tax expense	—	(25,412)

Net (Loss) Income	$(122,936)	$286,170

Net (loss) income per common share - basic	$(0.01)	$0.03

Weighted average common shares outstanding - basic	8,971,373	9,824,566

Net (loss) income per common share - diluted	$(0.01)	$0.03

Weighted average common shares outstanding - diluted	8,971,373	10,058,649

Other Comprehensive (Loss) Income
Unrealized loss on marketable securities (net of tax)	$(93,727)	$—

Comprehensive (Loss) Income	$(216,663)	$286,170

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 29, 2016	February 28, 2015
Net (loss) income	$(122,936)	$286,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74,618	58,994
Compensatory element of stock options	252,313	190,513
Provision for doubtful accounts	192,045	140,505
Equity in losses of affiliate	—	8,248
Changes in assets and liabilities:
Accounts receivable	(350,656)	(268,511)
Prepaid expenses	(1,490)	46,080
Inventory	(22,916)	—
Other current assets	30,051	(6,500)
Deposits and other assets, net	—	9,575
Accounts payable	357,156	342,799
Accrued expenses	(438,675)	(564,624)
Deferred revenue	131,907	85,715

Net cash provided by operating activities	101,417	328,964

Cash flows from investing activities:
Release of restricted cash held in escrow	(56)	(56)
Purchases of property and equipment	(30,723)	(23,303)
Purchases of marketable securities and other investments, net	(157,238)	4,413

Net cash used in investing activities	(188,017)	(18,946)

Cash flows from financing activities:
Treasury stock purchases	(408,403)	(39,042)
Repayments of note payable	(75,423)	—

Net cash used in financing activities	(483,826)	(39,042)

Increase (decrease) in cash and cash equivalents	(570,426)	270,976

Cash and cash equivalents - beginning of period	4,152,162	3,279,267

Cash and cash equivalents - end of period	$3,581,736	$3,550,243

Supplemental non-cash investing activities:
Unrealized loss on marketable securities	$(93,727)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 29, 2016 and November 30, 2015, the related Consolidated Statements of Comprehensive (Loss) Income and Cash Flows for the three months ended February 29, 2016 and February 28, 2015 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 29, 2016 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2016.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,630,000 and $2,630,000 as of February 29, 2016 and November 30, 2015, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was no U.S. income tax expense for the three months ended February 29, 2016 and February 28, 2015 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $0 and $25,000 for the three months ended February 29, 2016 and February 28, 2015, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 29, 2016 and February 28, 2015, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 29, 2016 and February 28, 2015.

Stock Compensation

As of February 29, 2016, the Company has three stock-based compensation plans, which are described in Note 10 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $252,000 and $191,000 for the three months ended February 29, 2016 and February 28, 2015, respectively, of stock-based compensation expense.

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

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company believes that the fair value of its Revenue Sharing Agreements (“RSA”) liability recorded on the balance sheet is between the recorded book value and up to the Company’s previous settlement experience, due to the various terms and conditions associated with each RSA.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2016 and November 30, 2015, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at February 29, 2016 Using
Description	February 29, 2016	Level 1	Level 2	Level 3
Assets:
Trading Securities	$261,167	$261,167	—	—
Available-for-sale	355,941	355,941	—	—

	$617,108	$617,108	—	—

		Fair Value Measurements
	Fair Value at	at November 30, 2015 Using
Description	November 30, 2015	Level 1	Level 2	Level 3
Assets:
Trading Securities	$136,798	$136,798	—	—
Available-for-sale	473,626	473,626	—	—

	$610,424	$610,424	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($19,800) and ($4,400) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive loss for the three months ended February 29, 2016 and February 28, 2015, respectively.

Available-for-sale securities – During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale classification. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was approximately ($94,000) and $0 in unrealized holding losses, net of tax, respectively, reported as comprehensive loss on the accompanying statements of comprehensive (loss) income for the three months ended February 29, 2016 and February 28, 2015, respectively.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company was paying $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. Effective October 13, 2014, the Company no longer offers the Cryo-Cell CaresTM program to new clients. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 29, 2016 and November 30, 2015 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASC 606). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures.

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

Note 3 – Inventory

Inventory has been pledged as collateral on the note payable incurred in connection with the APA (Note 2). The components of inventory at February 29, 2016 and November 30, 2015 are as follows:

	February 29, 2016	November 30, 2015
Raw materials	$14,228	$9,041
Work-in-process	144,013	134,727
Finished goods	280,345	282,152
Collection kits	67,656	57,406
Inventory reserve	(7,718)	(7,718)

Total inventory	$498,524	$475,608

Note 4– Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CytoMedical (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 1, 2015, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of February 29, 2016 and November 30, 2015, goodwill is reflected on the consolidated balance sheets at $1,777,822.

As of February 29, 2016, there were no indications of impairment and no impairment loss was recorded for goodwill.

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

Intangible assets were as follows as of February 29, 2016 and November 30, 2015:

	Useful lives	February 29, 2016	November 30, 2015
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(8,541)	(8,075)
License agreement	10 years	470,000	470,000
Less: Accumulated amortization		(31,333)	(17,917)
Customer relationships	15 years	41,000	41,000
Less: Accumulated amortization		(1,819)	(3,250)

Net Intangible Assets		$503,877	$516,328

Amortization expense of intangibles was approximately $12,000 and $500 for the three months ended February 29, 2016 and February 28, 2015, respectively.

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

In addition, in the event that during the period from July 1, 2018 to June 30, 2019, the Company shall sell 4,000 Units, it will receive an additional $120,000 note reduction. However, if the Company sells more than 4,000 Units, it will owe additional principal in the amount of $25 times the difference between 8,000 and the actual number of Units sold plus interest at the rate of 5% per annum, which is payable on June 30, 2019. The Company expects that it will sell more than 4,000 Units for the periods noted and does not expect a note reduction.

As of the three months ended February 29, 2016, the Company made three installments of $29,938 and recognized $14,391 of interest expense related to the note payable. The remaining principal balance of the note payable is $1,100,944 and $1,176,367 and is reflected on the accompanying balance sheets as of February 29, 2016 and November 30, 2015, respectively.

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense) and other comprehensive income for the three months ended February 29, 2016:

Net revenue:
Umbilical cord blood and cord tissue stem cell service	$5,020,459
Prepacyte®-CB	131,739

Total net revenue	$5,152,198

Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,245,023
Prepacyte®-CB	103,268

Total cost of sales	$1,348,291

Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$28,678
Prepacyte®-CB	12,870

Total depreciation and amortization	$41,548

Operating income:
Umbilical cord blood and cord tissue stem cell service	$127,951
Prepacyte®-CB	28,471

Total operating income	$156,422

Interest expense:
Umbilical cord blood and cord tissue stem cell service	$246,943
Prepacyte®-CB	14,391

Total interest expense	$261,334

The following table shows the assets by segment as of February 29, 2016 and November 30, 2015:

Assets:
Umbilical cord blood and cord tissue stem cell service	$16,349,269	$16,697,621

Prepacyte®-CB	2,750,889	2,800,325

Total assets	$19,100,158	$19,497,946

Note 8 – (Loss) Income per Common Share

Net (loss) income per common share data are based on net income. The following table sets forth the calculation of basic and diluted (loss) earnings per share:

	For the three months ended February 29, 2016	For the three months ended February 28, 2015
Numerator:
Net (Loss) Income	($122,936)	$286,170
Denominator:
Weighted-average shares outstanding-basic	8,971,373	9,824,566
Dilutive common shares issuable upon exercise of stock options	—	234,083
Weighted-average shares-diluted	8,971,373	10,058,649

(Loss) Earnings per share:
Basic	($0.01)	$0.03

Diluted	($0.01)	$0.03

For the three months ended February 29, 2016, the Company excluded the effect all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2015, the Company excluded the effect of 271,000 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 9 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of February 29, 2016 and November 30, 2015, the Company had an ownership interest of approximately 33% in Saneron, which is accounted for under the equity method of accounting. As of February 29, 2016 and November 30, 2015, the net Saneron investment reflected on the consolidated balance sheets is $0. During 2015 management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there was evidence of a loss in value in the fourth quarter of 2015 and the Company impaired the net Saneron investment, resulting in a charge of approximately $684,000. The main factors that led to this decision included a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment is impaired and not recoverable.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments through February 29, 2016.

For the three months ended February 29, 2016 and February 28, 2015, the Company recorded equity in losses of Saneron operations of approximately $0 and $8,000, respectively, which related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

Note 10 – Stockholder’s Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 29, 2016 and November 30, 2015, there were 568,930 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 29, 2016, there were 253,679 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of February 29, 2016, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 278,948 performance-based and 116,240 market-based restricted common shares granted under the 2012 plan. As of November 30, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 203,403 performance-based and 116,240 market-based restricted common shares granted under the 2012 plan.

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

There were no options granted during the three months ended February 29, 2016 and February 28, 2015, respectively.

Stock option activity for the three months ended February 29, 2016, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2015	968,930	$2.17	5.01	$1,095,525

Granted	—	—		—
Exercised	—	—		—
Expired/forfeited	—	—		—

Outstanding at February 29, 2016	968,930	$2.17	4.76	$1,531,543

Exercisable at February 29, 2016	959,552	$2.16	4.75	$1,525,260

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 29, 2016 or February 28, 2015, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the three months ended February 29, 2016 and February 28, 2015.

Significant option groups exercisable at February 29, 2016 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	465,930	5.23	$1.72	465,930	$1.72
$2.01 to $3.00	480,500	4.23	$2.56	480,500	$2.56
$3.01 to $4.00	22,500	6.36	$3.08	13,122	$3.08

	968,930	4.76	$2.17	959,552	$2.16

A summary of the status of the Company’s non-vested options as of February 29, 2016, and changes during the three months ended February 29, 2016, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2015	15,003	$1.90

Granted	—	—
Vested	(5,625)	1.90
Forfeited	—	—

Non-vested at February 29, 2016	9,378	$1.90

As of February 29, 2016 there was approximately $15,000 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2000 Plan, 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .36 years as of February 29, 2016. The total fair value of shares vested during the three months ended February 29, 2016 was approximately $11,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months ended February 29, 2016 and February 28, 2015. As of February 29, 2016 and February 28, 2015, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares shall be issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of February 28, 2015 was $160,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statements of comprehensive (loss) income. As of February 29, 2016, there was approximately $0 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. As of February 28, 2015, certain market and performance thresholds were met during fiscal year 2014 and the Board agreed to grant David Portnoy and Mark Portnoy 31,087 and 27,033 shares of restricted common shares, respectively. The fair value of these shares as of February 28, 2015 was $134,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income. As of February 29, 2016, certain market and performance thresholds were met during fiscal year 2015 and the Board agreed to grant David Portnoy and Mark Portnoy 118,062 and 102,663 shares of restricted common shares, respectively. The fair value of the shares with a grant date during the 2015 fiscal year was approximately $336,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income for the year ended November 30, 2015. There was approximately $242,000 of total unrecognized compensation cost as of November 30, 2015 which was recognized during the first quarter of fiscal year 2016 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income as the Board granted certain subjective performance shares with a grant date during the 2016 fiscal year.

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

Note 11 – License Agreements

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1 Million cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. The Company expects to begin to record licensee income during the second quarter of fiscal 2016. As of February 29, 2016, Lifecell has paid the Company $4.1 Million for royalties due under the terms of the License and Royalty Agreement.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned for the technology agreements for the three months ended February 29, 2016 and February 28, 2015. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive loss.

	For the three months ended
	February 29, 2016			February 28, 2015
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$—	$—	$—	$169,412	$169,412

Total	$—	$—	$—	$—	$169,412	$169,412

Note 12– Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 29, 2016.

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

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 29, 2016.

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

Note 13– Share Repurchase Plan

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

As of February 29, 2016, the Company had repurchased an aggregate of 3,383,365 shares of the Company’s common stock at an average price of $2.58 per share through open market and privately negotiated transactions. The Company purchased 133,575 and 16,421 shares of the Company’s common stock during the first quarters of fiscal 2016 and 2015, respectively, at an average price of $3.06 per share and $2.38 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 29, 2016 and November 30, 2015. As of February 29, 2016 and November 30, 2015, 3,383,365 and 2,231,532 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 10,218 shares of the Company’s common stock at an average price of $3.41 per share through open market and privately negotiated transactions.

Note 14– Subsequent Event

On March 22, 2016, subsequent to the balance sheet date, the Company received a Commitment Letter from a Lender for a term loan of up to $8,000,000 in senior credit facilities. The Commitment Letter is subject to execution and delivery to the Lender of financing documents required by the Lender. If the loan has not been fully executed and closed by May 30, 2016, the commitment will expire and there will be no obligation for the Lender to fund the loan.

On April 4, 2016, subsequent to the balance sheet date, the Company received a Commitment Letter from an additional lender for a subordinated loan of up to $1,000,000. The funding of the loan will be subject to certain terms and conditions outlined in the term sheet. The Commitment Letter for the subordinated loan expires on April 30, 2016.

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

During the three months ended February 29, 2016, the Company’s revenues increased 6% as compared to the same period in 2015. The Company reported a net loss of approximately $123,00, or ($0.01) per basic common share for the three months ended February 29, 2016 compared to net income of approximately $286,000 or $0.03 per basic common share for the same period in 2015. The net loss for the three months ended February 29, 2016 principally resulted from a 23% increase in selling, general and administrative expenses and a 6% increase in cost of sales. This was partially offset by a 6% increase in revenues.

At February 29, 2016, the Company had cash and cash equivalents of $3,581,736. The Company’s cash decreased by approximately $570,000 during the first three months of fiscal 2016, primarily as a result of approximately $188,000 of cash used to purchase property and equipment and marketable securities and approximately $408,000 used for stock repurchase offset by approximately $101,000 of cash provided by operations.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of RSA interests, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction. In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations

Revenues. Revenues for the three months ended February 29, 2016 were $5,152,198 as compared to $4,843,381 for the same period in 2015, a 6% increase. The increase in revenue was primarily attributable to a 7% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 3% increase in domestic recurring annual storage fee revenue and an 8% increase in the number of new cord blood specimens processed in the first quarter of fiscal 2016 versus the same period in 2015.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the three months ended February 29, 2016, revenue from the product sales was $131,739 compared to $0 for the three months ended February 28, 2015.

Licensee Income. Licensee income for the three months ended February 29, 2016, was $0 as compared to $169,412 for the 2015 period. Licensee income for the three months ended February 28, 2015 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

The Company changed the methodology used to record the processing and storage royalty income during the fourth quarter of fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30,

2015, Lifecell had reached the $1 Million cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. The Company expects to begin to record licensee income during the second quarter of fiscal 2016. As of February 29, 2016, Lifecell has paid the Company $4,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the three months ended February 29, 2016 was $1,348,291 as compared to $1,273,987 for the same period in 2015, representing a 6% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $33,000 and $41,000 for the three months ended February 29, 2016 and February 28, 2015, respectively. Also, included in Cost of Sales is $103,268 and $0 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended February 29, 2016 and February 28, 2015, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 29, 2016 were $3,597,253 as compared to $2,913,973 for the 2015 period representing a 23% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to approximately $385,000 or 34% increase in selling and marketing expenses of which $250,000 is related to the implementation of a new consumer marketing campaign and an increase of approximately $235,000 in professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 29, 2016 were $8,684 as compared to $11,988 for the three months ended February 28, 2015. The expenses for each period primarily relate to the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 29, 2016 was $41,548 compared to $18,242 for the 2015 period.

Interest Expense. Interest expense for the three months ended February 29, 2016 were $261,334 compared to $301,286 for the three months ended February 28, 2015. Interest expense for the three months ended February 29, 2016 consists of $14,391 related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6). The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected. Interest expense for the three months ended February 28, 2015 is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue. The Company changed the methodology used to calculate the RSA payments owed to the RSA holders during the fourth quarter of fiscal year 2015 from calculating on the amount billed to customers to the amount collected from customers as noted per the RSA contracts. The Company accounted for this change as a change in accounting estimate.

Equity in Losses of Affiliate. Equity in losses of affiliate was $0 for the three months ended February 29, 2016, compared to $8,248 for the 2015 period. Equity in losses of affiliate for the three months ended February 29, 2016 and February 28, 2015 is related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded approximately $0 and $25,000 for the three months ended February 29, 2016 and February 28, 2015, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive loss.

There was no U.S. income tax expense for the three months ended February 29, 2016 and February 28, 2015 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

Through February 29, 2016, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees. The Company does not expect a change in its principal source of cash flow.

At February 29, 2016, the Company had cash and cash equivalents of $3,581,736 as compared to $4,152,162 at November 30, 2015. The decrease in cash and cash equivalents during the three months ended February 29, 2016 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 29, 2016 was $101,417, which was primarily attributable to the Company’s operating results.

Net cash provided by operating activities for the three months ended February 28, 2015 was $328,964, which was primarily attributable to the Company’s operating results.

Net cash used in investing activities for the three months ended February 29, 2016 was $188,017, which was primarily attributable to the purchases of property and equipment in the amount of $30,723 and sales and purchases of marketable securities and other investments in the amount of $157,238.

Net cash used in investing activities for the three months ended February 28, 2015 was $18,946, which was primarily attributable to the purchases of property and equipment.

Net cash used by financing activities for the three months ended February 29, 2016 was $483,826 which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 133,575 shares of the Company’s common stock for approximately $408,000.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

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

As previously disclosed in the Company’s 10-K filed February 29, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary. During the quarter ended November 30, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding manual controls related to storage revenue for customers that are on a payment plan. The Company’s control over the manual process was not conducive to identify the timeliness of recording the revenue. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a more comprehensive review process of manual invoicing procedures. Management will address in the Company’s second quarter Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2015 and continued to be remediated during the quarter ended February 29, 2016.

There were no other changes in the Company’s internal controls over financial reporting during the three months ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 29, 2016.

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

On February24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 29, 2016.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2015	41,313	$3.27	41,313	2,709,366
January 1 – 31, 2016	21,701	$3.10	21,701	2,687,665
February 1 – 29, 2016	70,561	$2.92	70,561	2,617,104

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 14, 2016