Form 10-Q
period 2016-05-31
CRYO CELL INTERNATIONAL INC
filed 2016-07-11
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2016

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 7, 2016, 12,481,065 shares of $0.01 par value common stock were issued and 6,894,770 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2016	November 30,
	(Unaudited)	2015
ASSETS

Current Assets
Cash and cash equivalents	$4,516,162	$4,152,162
Restricted cash	—	204,344
Marketable securities	673,784	610,424
Accounts receivable (net of allowance for doubtful accounts of $2,227,935 and $2,067,130, respectively)	3,701,757	3,058,379
Deferred tax assets, current portion	1,336,000	1,336,000
Prepaid expenses	406,269	427,819
Inventory, net	459,580	475,608
Other current assets	41,012	88,392

Total current assets	11,134,564	10,353,128

Property and Equipment-net	1,049,010	879,070

Other Assets
Intangible assets, net	490,978	516,328
Goodwill	1,777,822	1,777,822
Deferred tax assets, net of current portion	5,991,454	5,930,987
Deposits and other assets, net	25,500	40,611

Total other assets	8,285,754	8,265,748

Total assets	$20,469,328	$19,497,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,675,627	$1,328,619
Accrued expenses	1,966,309	2,005,351
Current portion of note payable	—	307,420
Deferred revenue	6,873,858	6,782,562

Total current liabilities	10,515,794	10,423,952

Other Liabilities
Deferred revenue, net of current portion	11,608,721	10,869,218
Note payable, net of current portion	650,100	868,947
Long-term liability - revenue sharing agreements	2,300,000	2,300,000

Total other liabilities	14,558,821	14,038,165

Total liabilities	25,074,615	24,462,117

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,481,065 issued and 9,087,254 outstanding as of May 31, 2016 and 12,260,340 issued and 9,010,322 outstanding as of November 30, 2015)	124,810	122,603
Additional paid-in capital	28,916,276	28,530,368
Treasury stock, at cost	(8,761,290)	(8,318,083)
Accumulated other comprehensive income	69,712	169,932
Accumulated deficit	(24,954,795)	(25,468,991)

Total stockholders’ deficit	(4,605,287)	(4,964,171)

Total liabilities and stockholders’ deficit	$20,469,328	$19,497,946

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Revenue:
Processing and storage fees	$5,349,745	$4,844,477	$10,370,204	$9,518,446
Licensee and royalty income	356,932	169,412	356,932	338,824
Product revenue	66,379	—	198,118	—

Total revenue	5,773,056	5,013,889	10,925,254	9,857,270

Costs and Expenses:
Cost of sales	1,431,100	1,377,387	2,779,391	2,651,374
Selling, general and administrative expenses	3,405,712	3,006,779	7,002,965	5,920,752
Research, development and related engineering	11,988	10,531	20,672	22,519
Depreciation and amortization	41,872	17,101	83,420	35,343

Total costs and expenses	4,890,672	4,411,798	9,886,448	8,629,988

Operating Income	882,384	602,091	1,038,806	1,227,282

Other Income (Expense):
Other expense	(647)	11,402	(18,671)	7,327
Interest expense	(343,463)	(369,801)	(604,797)	(671,087)
Gain on extinguishment of debt	300,593	—	300,593	—

Total other expense	(43,517)	(358,399)	(322,875)	(663,760)

Income before equity in losses of affiliate and income tax expense	838,867	243,692	715,931	563,522

Equity in losses of affiliate	—	(8,248)	—	(16,496)

Income before income tax expense	838,867	235,444	715,931	547,026
Income tax expense	(201,735)	(25,412)	(201,735)	(50,824)

Net Income	$637,132	$210,032	$514,196	$496,202

Net income per common share - basic	$0.07	$0.02	$0.06	$0.05

Weighted average common shares outstanding - basic	9,087,807	9,809,127	9,029,909	9,816,762

Net income per common share - diluted	$0.07	$0.02	$0.06	$0.05

Weighted average common shares outstanding - diluted	9,397,230	10,042,604	9,336,538	10,049,315

Other Comprehensive (Loss) Income
Unrealized (loss) gain on marketable securities (net of tax)	$(6,493)	$226,276	$(100,220)	$226,276

Comprehensive Income	$630,639	$436,308	$413,976	$722,478

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2016	2015
Net income	$514,196	$496,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	147,652	114,028
Compensatory element of stock options	388,115	244,925
Provision for doubtful accounts	375,199	273,417
Equity in losses of affiliate	—	16,496
Gain on extinguishment of debt	(300,593)	—
Changes in assets and liabilities:
Accounts receivable	(1,018,577)	91,388
Prepaid expenses	21,550	(111,329)
Inventory	16,028	—
Other current assets	47,380	(3,738)
Deposits and other assets, net	15,111	11,243
Accounts payable	347,008	262,657
Accrued expenses	(39,042)	(193,774)
Deferred revenue	830,799	630,174

Net cash provided by operating activities	1,344,826	1,831,689

Cash flows from investing activities:
Release of restricted cash held in escrow	204,344	(111)
Purchases of property and equipment	(292,242)	(40,942)
Purchases of marketable securities and other investments, net	(224,047)	(203,419)

Net cash used in investing activities	(311,945)	(244,472)

Cash flows from financing activities:
Treasury stock purchases	(443,207)	(952,463)
Repayments of note payable	(875,774)	—
Proceeds from note payable	650,100	—

Net cash used in financing activities	(668,881)	(952,463)

Increase (decrease) in cash and cash equivalents	364,000	634,754

Cash and cash equivalents - beginning of period	4,152,162	3,279,267

Cash and cash equivalents - end of period	$4,516,162	$3,914,021

Supplemental non-cash investing activities:
Unrealized (loss) gain on marketable securities	$(100,220)	$226,276

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2016 and November 30, 2015, the related Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2016 and May 31, 2015 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2016 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2016.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,630,000 as of both May 31, 2016 and November 30, 2015, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

There was approximately $148,000 of U.S. income tax expense for the three and six months ended May 31, 2016. There was no U.S. income tax expense for the three and six months ended May 31, 2015 due to the utilization or expected utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $54,000 and $25,000 for the three months ended May 31, 2016 and 2015, respectively, of foreign income tax expense. The Company recognized approximately $54,000 and $51,000 for the six months ended May 31, 2016 and 2015, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2016 and May 31, 2015, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2016 and 2015.

Stock Compensation

As of May 31, 2016, the Company has three stock-based compensation plans, which are described in Note 10 to the unaudited consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $136,000 and $54,000 for the three months ended May 31, 2016 and May 31, 2015, respectively, of stock compensation expense. The Company recognized approximately $388,000 and $245,000 for the six months ended May 31, 2016 and May 31, 2015, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2016 and November 30, 2015, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at May 31, 2016	Fair Value Measurements at May 31, 2016 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$297,099	$297,099	—	—
Available-for-sale securities	376,685	376,685	—	—

Total	$673,784	$673,784	—	—

	Fair Value at November 30, 2015	Fair Value Measurements at November 30, 2015 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$136,798	$136,798	—	—
Available-for-sale	473,626	473,626	—	—

	$610,424	$610,424	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($823) and $3,768 in unrealized holding loss and gain, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three months ended May 31, 2016 and 2015. For trading securities, there was ($20,652) and ($645) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the six months ended May 31, 2016 and 2015.

Available-for-sale securities – During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale classification. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was ($6,493) and $226,276 in unrealized holding loss and gain, net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive income for the three months ended May 31, 2016 and 2015. For available-for-sale securities, there was ($100,220) and $226,276 in unrealized holding loss and gain, net of tax, respectively, reported as a component of comprehensive income on the accompanying consolidated statements of comprehensive income for the six month period ended May 31, 2016 and 2015. Additionally, there was $7,361 in realized gains on the disposition of available for sale securities recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three and six months ended May 31, 2015.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2016 and November 30, 2015 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as help to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

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

Note 2 – Acquisition

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with CytoMedical Design Group LLC (“CytoMedical”), for the purchase of certain assets and assumption of certain liabilities and contracts that CytoMedical used in the operation of its cord blood business, including the Prepacyte-CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction has been accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CytoMedical ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. As part of the closing, Cryo-Cell paid $861,783 as required per the Disbursement of Funds Schedule in the Amendment No. 1 to Asset Purchase Agreement (‘Amended APA’) dated June 30, 2015 with CytoMedical, dated June 30, 2015 and a prepayment for inventory of $104,000 paid by the Company to CytoMedical during the second quarter of fiscal 2015 was applied to the purchase. On September 30, 2015, $662,500 was due to be paid to CytoMedical. A portion of the amount due on September 30, 2015 ($225,000) was contingent on the number of the Company’s new clients choosing to have their umbilical cord blood processed using the Prepacyte-CB product during the months of July, August and September, 2015. This amount was reduced to $149,175. On September 30, 2015, the Company paid $586,675 in accordance with the APA. In connection with the Acquisition, the Company incurred approximately $22,000 in transaction costs, which were included in selling, general and administrative expenses.

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

Note 3 – Inventory

Inventory has been pledged as collateral on the note payable incurred in connection with the APA (Note 2). The components of inventory at May 31, 2016 and November 30, 2015 are as follows:

	May 31, 2016	November 30, 2015
Raw materials	$14,228	$9,041
Work-in-process	144,013	134,727
Finished goods	251,276	282,152
Collection kits	57,781	57,406
Inventory reserve	(7,718)	(7,718)

Total inventory	$459,580	$475,608

Note 4– Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CytoMedical (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 1, 2015, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of May 31, 2016 and November 30, 2015, goodwill is reflected on the consolidated balance sheets at $1,777,822.

As of May 31, 2016, there were no indications of impairment and no impairment loss was recorded for goodwill.

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

Intangible assets were as follows as of May 31, 2016 and November 30, 2015:

	Useful lives	May 31, 2016	November 30, 2015
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(9,006)	(8,075)
License agreement	10 years	470,000	470,000
Less: Accumulated amortization		(43,081)	(17,917)
Customer relationships	15 years	41,000	41,000
Less: Accumulated amortization		(2,505)	(3,250)

Net Intangible Assets		$490,978	$516,328

Amortization expense of intangibles was approximately $13,000 and $500 for the three months ended May 31, 2016 and May 31, 2015, respectively. Amortization expense of intangibles was approximately $25,000 and $900 for the six months ended May 31, 2016 and May 31, 2015, respectively.

Note 6– Note Payable

On June 30, 2015, the Company entered into a note payable in the amount of $1,300,000 in connection with the APA (Note 2). The note was payable in 48 monthly installments of $29,938 including principal and interest at the rate of 5% per annum, commencing on July 31, 2015, and ending on June 30, 2019. Pursuant to the APA, the note was secured by all assets, inventory, molds and tools sold and transferred to the Company, tangible personal property held for sale or lease, accounts, contract rights, and other rights to payment and general intangibles.

On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. Prior to making the payment in full, the Company made payments totaling $269,443 pursuant to the terms of the original APA and Promissory Note. The remaining principal balance of the note payable is $0 and $1,176,367 and is reflected on the accompanying balance sheets as of May 31, 2016 and November 30, 2015, respectively. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as gain on extinguishment of debt for the three and six months ended May 31, 2016 on the accompanying consolidated statements of comprehensive income.

As of the three months ended May 31, 2016, the Company recognized $7,874 of interest expense related to the note payable. As of the six months ended May 31, 2016, the Company recognized $22,265 of interest expense related to the note payable.

Note 7–Segment Reporting

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense) and other comprehensive income for the three months and six months ended May 31, 2016:

	For the three months ended May 31, 2016	For the six months ended May 31, 2016
Net revenue
Umbilical cord blood and cord tissue stem cell service	$5,349,745	$10,370,204
Prepacyte®-CB	66,379	198,118

Total net revenue	$5,416,124	$10,568,322

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,345,370	$2,590,393
Prepacyte®-CB	85,730	188,998

Total cost of sales	$1,431,100	$2,779,391

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$28,555	$57,233
Prepacyte®-CB	13,317	26,187

Total depreciation and amortization	$41,872	$83,420

Operating income
Umbilical cord blood and cord tissue stem cell service	$915,052	$1,056,069
Prepacyte®-CB	(32,668)	(17,263)

Total operating income	$882,384	$1,038,806

Interest expense
Umbilical cord blood and cord tissue stem cell service	$335,589	$582,532
Prepacyte®-CB	7,874	22,265

Total interest expense	$343,463	$604,797

The following table shows the assets by segment as of May 31, 2016 and November 30, 2015:

	As of May 31, 2016	As of November 30, 2015
Assets
Umbilical cord blood and cord tissue stem cell service	$17,741,253	$16,697,621
Prepacyte®-CB	2,728,075	2,800,325

Total assets	$20,469,328	$19,497,946

Note 8 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Numerator:
Net Income	$637,132	$210,032	$514,196	$496,202

Denominator:
Weighted-average shares outstanding-basic	9,087,807	9,809,127	9,029,909	9,816,762
Dilutive common shares issuable upon exercise of stock options	309,423	233,477	306,629	232,553

Weighted-average shares-diluted	9,397,230	10,042,604	9,336,538	10,049,315

Net income per common share:
Basic	$0.07	$0.02	$0.06	$0.05

Diluted	$0.07	$0.02	$0.06	$0.05

For the three and six months ended May 31, 2016, the Company excluded the effect of 40,000 and 40,000, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and six months ended May 31, 2015, the Company excluded the effect of 271,000 and 271,000, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 9 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of May 31, 2016 and November 30, 2015, the Company had an ownership interest of approximately 33% in Saneron, which is accounted for under the equity method of accounting. As of May 31, 2016 and November 30, 2015, the net Saneron investment reflected on the consolidated balance sheets is $0. During 2015 management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there was evidence of a loss in value in the fourth quarter of 2015 and the Company impaired the net Saneron investment, resulting in a charge of approximately $684,000. The main factors that led to this decision included a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment is impaired and not recoverable.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments through May 31, 2016.

For the three months ended May 31, 2016 and May 31, 2015, the Company recorded equity in losses of Saneron operations of approximately $0 and $8,248, respectively, which related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron’s management who represent owners of Saneron and serve on its board of directors. For the six months ended May 31, 2016 and Mary 31, 2015, the Company recorded equity in losses of Saneron operations of approximately $0 and $16,496, respectively, which related to certain stock awards that were granted by Saneron at below fair market value to certain employees, consultants and members of Saneron’s management who represent owners of Saneron and serve on its board of directors.

Note 10 – Stockholder’s Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of May 31, 2016 and November 30, 2015, there were 566,430 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2016, there were 256,179 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of May 31, 2016, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 278,948 performance-based and 116,240 market-based restricted common shares granted under the 2012 plan. As of November 30, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 203,403 performance-based and 116,240 market-based restricted common shares granted under the 2012 plan.

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

There were 169,729 and 0 options granted during the three and six months ended May 31, 2016 and May 31, 2015, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2016 are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2016	May 31, 2016
Weighted average values:
Expected dividends	0%	0%
Expected volatility	84.7%	84.7%
Risk free interest rate	1.24%	1.24%
Expected life	6 years	6 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2016, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding at November 30, 2015	968,930	$2.17	5.01	$1,095,525

Granted	169,729	3.15		—
Exercised	—	—		—
Expired/forfeited	(2,500)	2.10		2,250

Outstanding at May 31, 2016	1,136,159	$2.32	5.32	$804,396

Exercisable at May 31, 2016	1,019,264	$2.22	4.81	$804,396

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2016 or May 31, 2015, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

There were no options exercised during the six months ended May 31, 2016 and May 31, 2015.

Significant option groups outstanding and exercisable at May 31, 2016 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	465,930	4.98	$1.72	465,930	$1.72
$2.01 to $3.00	478,000	3.99	$2.56	478,000	$2.56
$3.01 to $4.00	192,229	9.44	$3.15	75,334	$3.14

	1,136,159	5.32	$2.32	1,019,264	$2.22

A summary of the status of the Company’s non-vested options as of May 31, 2016, and changes during the six months ended May 31, 2016, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2015	15,003	$1.90
Granted	169,729	1.91
Vested	(67,837)	2.16
Forfeited	—	—
Non-vested at May 31, 2016	116,895	$1.76

As of May 31, 2016, there was approximately $204,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.47 years as of May 31, 2016. The total fair value of shares vested during the six months ended May 31, 2016 was approximately $147,000.

During the second fiscal quarter of 2016, the Company entered into Amended and Restated Employment Agreements (“2016 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified options of the Company’s common stock. As of April 15, 2016, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2016 and the remaining 1/3 on November 30, 2017. The fair value of these options vested as of May 31, 2016 was approximately $97,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2016, there was approximately $142,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2016 Employment Agreements through November 30, 2017.

Performance and market-based vesting condition options

The 2016 Employment Agreements also provide for the grant of qualified options of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The 2016 Employment Agreements provide that if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 qualified options of common stock, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2017, then no later than February 28, 2018, the Company will grant up to an additional 186,487 and 162,163 qualified options of common stock, respectively, based on similar performance thresholds, as defined in the 2016 Employment Agreements.

There were no performance-based or market-based vesting condition options granted during the three months ended May 31, 2016 and May 31, 2015. As of May 31, 2016 and May 31, 2015, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first fiscal quarter of 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs received base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The fair value of the shares vested as of May 31, 2015 was $200,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2016, there was $0 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements provide that if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. The Company issued David Portnoy 93,244 shares and Mark Portnoy 81,082 shares during the first quarter of fiscal 2015. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. The Company issued David Portnoy 118,062 shares and Mark Portnoy 102,663 shares during the first quarter of fiscal 2016. As of May 31, 2016, there was $0 of total unrecognized compensation cost related to the issuance of these shares of restricted common shares.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1 Million cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. As of May 31, 2016, Lifecell has paid the Company $4.1 Million for royalties due under the terms of the License and Royalty Agreement.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2016 and May 31, 2015. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of operations.

Processing and Storage Royalties

	Three Months Ended May 31, 2016	Six Months Ended May 31, 2016
India	$356,932	$356,932

Total	$356,932	$356,932

	Three Months Ended May 31, 2015	Six Months Ended May 31, 2015
India	$169,412	$338,824

Total	$169,412	$338,824

Note 12 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2016.

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

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2016.

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

Note 13 – Share Repurchase Plan

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

As of May 31, 2016, the Company had repurchased a total of 3,393,114 shares of the Company’s common stock at an average price of $2.58 per share through open market and privately negotiated transactions. The Company purchased 143,793 and 344,026 shares of the Company’s common stock during the six months ended May 31, 2016 and May 31, 2015, respectively, at an average price of $3.08 per share and $2.77 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of May 31, 2016 and November 30, 2015. As of May 31, 2016 and November 30, 2015, 3,393,114 and 3,249,790 shares, respectively, were held as treasury stock.

On June 20, 2016, subsequent to the balance sheet date, the Company entered into a repurchase agreement of 2,179,068 Shares from Ki Yong Choi and 13,416 Shares from Michael Cho for $4.50 per share, $9,866,178 in the aggregate, which was funded in part through the occurrence of a term loan for $8.0 million in senior credit facilities and working capital of the Company (see Note 14).

Note 14 – Term Loans

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan will be used by the Company to fund continued repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 is payable.

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

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CytoMedical Design Group LLC (“CytoMedical”), for the purchase of certain assets and assumption of certain liabilities and contracts that CytoMedical used in the operation of its cord blood business. The Prepacyte-CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities less any prepayment made by the Company to CytoMedical ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as a gain on extinguishment of debt for the three and six months ended May 31, 2016 on the accompanying consolidated statements of comprehensive income.

During the six months ended May 31, 2016, total revenue increased 11% as compared to the same period in 2015. The Company reported net income of approximately $514,000 or $0.06 per basic common share for the six months ended May 31, 2016 compared to net income of approximately $496,000 or $0.05 per basic common share for the same period in 2015. The increase in net income for the six months ended May 31, 2016 principally resulted from the 11% increase in total revenues and the $300,593 gain on extinguishment of debt as a result of the early payoff of the loan with CMDG, as described above. This was partially offset by a 5% increase in cost of sales and an 18% increase in selling, general and administrative expenses.

At May 31, 2016, the Company had cash and cash equivalents of $4,516,162. The Company’s cash increased by $364,000 during the first six months of fiscal 2016, primarily as a result of $1.3 million of cash provided by operations offset by $516,000 of cash used to purchase property and equipment and marketable securities, $204,000 of cash provided by the redemption of a Certificate of Deposit, approximately $443,000 used for stock repurchases and approximately $876,000 used for the repayment of the Promissory Note to CMDG. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock.

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

Results of Operations - Six Month Period Ended May 31, 2016 Compared to the Six Month Period Ended May 31, 2015

Revenues. Revenues for the six months ended May 31, 2016 were $10,925,254 as compared to $9,857,270 for the same period in 2015, an 11% increase. The increase in revenue was primarily attributable to a 9% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 1% increase in domestic recurring annual storage fee revenue and a 9% increase in the number of new cord blood specimens processed in the first six months of fiscal 2016 versus the same period in 2015.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the six months ended May 31, 2016, revenue from the product sales was $198,118 compared to $0 for the six months ended May 31, 2015.

Licensee and Royalty Income. Licensee and royalty income for the six months ended May 31, 2016, was $356,932 as compared to $338,824 for the 2015 period. Licensee and royalty income for the six months ended May 31, 2016 and May 31, 2015 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

The Company changed the methodology used to record the processing and storage royalty income during the fourth quarter of fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1 Million cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. As of May 31, 2016, Lifecell has paid the Company $4,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the six months ended May 31, 2016 was $2,779,391 as compared to $2,651,374 for the same period in 2015, representing a 5% increase. Cost of sales was 25% of revenues for the six months ended May 31, 2016 and 27% for the six months ended May 31, 2015. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $64,000 and $79,000 for the six months ended May 31, 2016 and 2015, respectively. Also, included in Cost of sales is $188,998 and $0 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the six months ended May 31, 2016 and May 31, 2015, respectively. The increase in cost of sales for the six months ended May 31, 2016 versus May 31, 2015 is mainly due to the costs associated with Prepacyte®-CB.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2016 were $7,002,965 as compared to $5,920,752 for the 2015 period representing an 18% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to approximately $413,000 or 16% increase in selling and marketing expenses of which $250,000 is related to the implementation of a new consumer marketing campaign and an increase of approximately $341,000 in professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2016 were $20,672 as compared to $22,519 for the 2015 period. The expenses for each period primarily relate to the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2016 was $83,420 compared to $35,343 for the 2015 period.

Interest Expense. Interest expense during the six months ended May 31, 2016, was $604,797 compared to $671,087 during the comparable period in 2015. Interest expense for the six months ended May 31, 2016 consists of $22,265 related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6). The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected. Interest expense for the six months ended May 31, 2015 is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue. The Company changed the methodology used to calculate the RSA payments owed to the RSA holders during the fourth quarter of fiscal year 2015 from calculating on the amount billed to customers to the amount collected from customers as noted per the RSA contracts. The Company accounted for this change as a change in accounting estimate.

Equity in Losses of Affiliate. Equity in losses of affiliate was $0 for the six months ended May 31, 2016, compared to $16,496 for the 2015 period. Equity in losses of affiliate for the six months ended May 31, 2016 and May 31, 2015, is related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Gain on extinguishment of Debt. Gain on extinguishment of debt was $300,593 for the six months ended May 31, 2016 which is the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 6) on April 22, 2016.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $53,540 and $50,824 for the six months ended May 31, 2016 and May 31, 2015, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

U.S. income tax expense for the six months ended May 31, 2016 was $148,195. There was no U.S. income tax expense for the six months ended May 31, 2015 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Results of Operations - Three Month Period Ended May 31, 2016 Compared to the Three Month Period Ended May 31, 2015

Revenues. Revenues for the three months ended May 31, 2016 were $5,773,056 as compared to $5,013,889 for the same period in 2015. The increase in revenue was primarily attributable to a 10% increase in processing and storage fees and a 111% increase in license and royalty income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 14% increase in the number of new cord blood specimens processed for three months ended May 31, 2016 versus the same period in 2015.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the three months ended May 31, 2016, revenue from the product sales was $66,379 compared to $0 for the three months ended May 31, 2015.

Licensee and Royalty Income. Licensee and royalty income for the three months ended May 31, 2016, was $356,932 as compared to $169,412 for the 2015 period. Licensee and royalty income for the three months ended May 31, 2016 and May 31, 2015 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive license agreement.

The Company changed the methodology used to record the processing and storage royalty income during the fourth quarter of fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1 Million cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. As of May 31, 2016, Lifecell has paid the Company $4,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the three months ended May 31, 2016 was $1,431,000 as compared to $1,377,387 for the same period in 2015, representing an 4% increase. Cost of sales was 25% of revenues for the three months ended May 31, 2016 and 27% for the three months ended May 31, 2015. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $31,000 and $38,000 for the three months ended May 31, 2016 and 2015, respectively. Also, included in Cost of Sales is $85,730 and $0 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended May 31, 2016 and May 31, 2015, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2016 were $3,405,712 as compared to $3,006,779 for the 2015 period representing a 13% increase. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to approximately $193,000 or 87% increase in professional fees, $134,000 or 12% increase in salaries and wages and $81,000 or 150% increase in compensation expense related to issuances of stock options.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2016 were $11,988 as compared to $10,531 for the 2015 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2016 was $41,872 compared to $17,101 for the 2015 period.

Interest Expense. Interest expense during the three months ended May 31, 2016, was $343,463 compared to $369,801 during the comparable period in 2015. Interest expense for the three months ended May 31, 2016 consists of $7,874 related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6). The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected. Interest expense for the three months ended May 31, 2015 is mainly comprised of amounts due to the parties to the Company’s RSAs based on the Company’s storage revenue. The Company changed the methodology used to calculate the RSA payments owed to the RSA holders during the fourth quarter of fiscal year 2015 from calculating on the amount billed to customers to the amount collected from customers as noted per the RSA contracts. The Company accounted for this change as a change in accounting estimate.

Equity in Losses of Affiliate. Equity in losses of affiliate was $0 for the three months ended May 31, 2016, compared to $8,248 for the 2015 period. Equity in losses of affiliate for the three months ended May 31, 2016 and May 31, 2015 related solely to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $300,593 for the three months ended May 31, 2016 which is the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 6) on April 22, 2016.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $53,540 and $25,412 for the three months ended May 31, 2016 and 2015, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

U.S. income tax expense for the three months ended May 31, 2016 was $148,195. There was no U.S. income tax expense for the three months ended May 31, 2015 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

Liquidity and Capital Resources

On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 is payable.

Prior to the loan, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At May 31, 2016, the Company had cash and cash equivalents of $4,516,162 as compared to $4,152,162 at November 30, 2015. The increase in cash and cash equivalents during the six months ended May 31, 2016 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2016 was $1,344,826, which was primarily attributable to the Company’s operating results.

Net cash provided by operating activities for the six months ended May 31, 2015 was $1,831,689 principally due to an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan and a 6% decrease in cost of sales.

Net cash used in investing activities for the six months ended May 31, 2016 was $311,945, which was primarily attributable to the purchases of property and equipment in the amount of $292,242 and sales and purchases of marketable securities and other investments in the amount of $224,047 which were partially offset by the redemption of a Certificate of Deposit in the amount of $204,344.

Net cash used in investing activities for the six months ended May 31, 2015 was $244,472, which was primarily attributable the sales and purchases of marketable securities and other investments of $203,419.

Net cash used in financing activities for the six months ended May 31, 2016 was $668,881, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 143,793 shares of the Company’s common stock for $443,207 and the repayments of the note payable with CMDG for $875,774 which was partially offset by the subordinated loan in the amount of $650,000.

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

On June 20, 2016, subsequent to the balance sheet date, the Company entered into a repurchase agreement of 2,179,068 shares from Ki Yong Choi and 13,416 shares from Michael Cho for $4.50 per share, $9,866,178 in the aggregate, which was funded in part with the $8.0 million term loan advanced by TCB. On May 20, 2016, TCB advanced the Company $100.00 and on July 1, 2016, TCB advanced the remaining principal amount of $7,999,900.

The subordinated loan of $650,000 received in May 2016, will also be used by the Company to fund continued repurchases of the Company’s common stock.

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

As previously disclosed in the Company’s 10-K filed February 29, 2016 and the Company’s 10-Q filed April 14, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary. During the quarter ended November 30, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding manual controls related to storage revenue for customers that are on a payment plan. The Company’s control over the manual process was not conducive to identify the timeliness of recording the revenue. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a more comprehensive review process of manual invoicing procedures. Management will address in the Company’s third quarter Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2015 and continued to be remediated during the quarter ended May 31, 2016.

There were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2016.

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

On February24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2016.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2016	10,218	$3.41	10,218	2,606,886
April 1 – 30, 2016	—	$0.00	—	2,606,886
May 1 – 31, 2016	—	$0.00	—	2,606,886

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 11, 2016