Form 10-Q
period 2016-08-31
CRYO CELL INTERNATIONAL INC
filed 2016-10-17
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2016

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒     No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,“accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2016, 12,504,464 shares of $0.01 par value common stock were issued and 6,796,421 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2016 (Unaudited)	November 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$2,026,199	$4,152,162
Restricted cash	—	204,344
Marketable securities	630,023	610,424
Accounts receivable (net of allowance for doubtful accounts of $2,289,644 and $2,067,130, respectively)	4,381,110	3,058,379
Deferred tax assets, current portion	2,178,000	1,336,000
Prepaid expenses	472,146	427,819
Inventory, net	410,885	475,608
Other current assets	46,838	88,392

Total current assets	10,145,201	10,353,128

Property and Equipment-net	993,409	879,070

Other Assets
Intangible assets, net	266,809	516,328
Goodwill	111,392	1,777,822
Deferred tax assets, net of current portion	5,999,974	5,930,987
Deposits and other assets, net	25,500	40,611

Total other assets	6,403,675	8,265,748

Total assets	$17,542,285	$19,497,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,605,411	$1,328,619
Accrued expenses	1,719,313	2,005,351
Current portion of note payable	2,000,000	307,420
Deferred revenue	7,086,515	6,782,562

Total current liabilities	12,411,239	10,423,952

Other Liabilities
Deferred revenue, net of current portion	12,071,215	10,869,218
Note payable, net of current portion	8,650,100	868,947
Long-term liability - revenue sharing agreements	1,425,000	2,300,000

Total other liabilities	22,146,315	14,038,165

Total liabilities	34,557,554	24,462,117

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,504,464 issued and 6,825,413 outstanding as of August 31, 2016 and 12,260,340 issued and 9,010,322 outstanding as of November 30, 2015)	125,044	122,603
Additional paid-in capital	29,389,683	28,530,368
Treasury stock, at cost	(18,986,430)	(8,318,083)
Accumulated other comprehensive income	55,590	169,932
Accumulated deficit	(27,599,156)	(25,468,991)

Total stockholders’ deficit	(17,015,269)	(4,964,171)

Total liabilities and stockholders’ deficit	$17,542,285	$19,497,946

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenue:
Processing and storage fees	$5,634,758	$5,000,731	$16,004,962	$14,519,177
Licensee and royalty income	609,045	169,411	965,977	508,235
Product revenue	88,135	265,848	286,253	265,848

Total revenue	6,331,938	5,435,990	17,257,192	15,293,260

Costs and Expenses:
Cost of sales	1,551,231	1,507,393	4,330,622	4,158,767
Selling, general and administrative expenses	3,911,559	2,628,970	10,914,524	8,549,722
Impairment of goodwill and intangible assets	1,877,697	—	1,877,697	—
Research, development and related engineering	13,780	9,952	34,452	32,471
Depreciation and amortization	39,746	25,359	123,166	60,702

Total costs and expenses	7,394,013	4,171,674	17,280,461	12,801,662

Operating (Loss) Income	(1,062,075)	1,264,316	(23,269)	2,491,598

Other Income (Expense):
Other expense	(29,297)	(11,469)	(47,968)	(4,142)
Interest expense	(199,439)	(353,534)	(804,236)	(1,024,621)
Gain on extinguishment of debt	—		300,593
Loss on extinguishment of revenue sharing agreement	(2,252,388)	—	(2,252,388)	—

Total other expense	(2,481,124)	(365,003)	(2,803,999)	(1,028,763)

Income (Loss) before equity in losses of affiliate and income tax expense	(3,543,199)	899,313	(2,827,268)	1,462,835

Equity in losses of affiliate	—	(1,164)	—	(17,660)

Income (Loss) before income tax expense	(3,543,199)	898,149	(2,827,268)	1,445,175
Income tax benefit	898,838	6,931,423	697,103	6,880,599

Net (Loss) Income	$(2,644,361)	$7,829,572	$(2,130,165)	$8,325,774

Net (loss) income per common share - basic	$(0.35)	$0.83	$(0.25)	$0.86

Weighted average common shares outstanding - basic	7,583,771	9,462,102	8,546,110	9,697,679

Net (loss) income per common share - diluted	$(0.35)	$0.80	$(0.25)	$0.84

Weighted average common shares outstanding - diluted	7,583,771	9,750,197	8,546,110	9,945,618

Other Comprehensive (Loss) Income
Unrealized (loss) gain on marketable securities (net of tax)	$(14,122)	$(82,958)	$(114,342)	$143,318

Comprehensive (Loss) Income	$(2,658,483)	$7,746,614	$(2,244,507)	$8,469,092

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2016	2015
Net (loss) income	$(2,130,165)	$8,325,774
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	222,513	174,964
Impairment of goodwill and intangible assets	1,877,697
Compensatory element of stock options	821,416	304,585
Provision for doubtful accounts	578,860	149,596
Equity in losses of affiliate	—	17,660
Gain on extinguishment of debt	(300,593)	—
Loss on extinguishment of revenue sharing agreements	2,252,388
Deferred income tax benefit	(842,000)	(6,956,834)
Changes in assets and liabilities:
Accounts receivable	(1,901,591)	(240,369)
Prepaid expenses	(44,327)	159,163
Inventory	64,723	53,746
Other current assets	41,554	25,483
Deposits and other assets, net	15,111	10,548
Accounts payable	449,541	455,532
Accrued expenses	(186,175)	(789,783)
Deferred revenue	1,505,950	1,173,443

Net cash provided by operating activities	2,424,902	2,863,508

Cash flows from investing activities:
Release of restricted cash held in escrow	204,344	(148)
Purchases of property and equipment	(298,600)	(54,691)
Purchase of Prepacyte	—	(212,203)
Purchases of marketable securities and other investments, net	(202,928)	(214,520)

Net cash used in investing activities	(297,184)	(481,562)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(3,400,000)	—
Treasury stock purchases	(10,668,347)	(2,946,705)
Repayments of note payable	(1,009,107)	(49,145)
Proceeds from the exercise of stock options	40,340	54,100
Proceeds from note payable	10,783,433	—

Net cash used in financing activities	(4,253,681)	(2,941,750)

Decrease in cash and cash equivalents	(2,125,963)	(559,804)

Cash and cash equivalents - beginning of period	4,152,162	3,279,267

Cash and cash equivalents - end of period	$2,026,199	$2,719,463

Supplemental non-cash investing activities:
Unrealized (loss) gain on marketable securities	$(114,342)	$143,318

Increase of note payable in connection with the purchased business	$—	$1,300,000

Increase in accrued expenses in connection with the purchased business	$—	$586,675

Decrease in prepaid expenses in connection with the purchased business	$—	$104,000

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2016 and November 30, 2015, the related Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended August 31, 2016 and August 31, 2015 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2016 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2016.

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

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs and amounts due from license affiliates, and sublicensee territories. Accounts receivable are due within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the third quarter of fiscal 2015, the Company evaluated the reserve against the accounts receivable from the Company’s affiliate in India. The Company determined that reserve of $287,000 could be reversed due to evidence that India would pay the Company and recorded the amount in selling, general and administrative expenses on the accompanying consolidated statements of comprehensive (loss) income.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,630,000 as of both August 31, 2016 and November 30, 2015, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

For the three months ended August 31, 2016, there was income tax benefit of $898,838. For the nine months ended August 31, 2016, there was an income tax benefit of $697,103. There was approximately $990,000 and $842,000 of U.S. income tax benefit for the three and nine months ended August 31, 2016. The income tax benefit as of the three and nine months ended August 31, 2016 was due to the Company’s net operating losses as of August 31, 2016. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. For the three and nine months ended August 31, 2016, the Company recognized approximately $91,000 and $145,000, respectively. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

For the three and nine months ended August 31, 2015, the Company recorded an income tax benefit, net of foreign taxes, of $6,931,000 and $6,881,000, respectively, of which approximately $6,957,000 relates to a reversal of a portion of the Company’s valuation allowance for U.S. income taxes. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income. The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. For the three and nine months ended August 31, 2015, the Company recognized approximately $25,000 and $76,000, respectively. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2016 and August 31, 2015, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2016 and 2015.

Stock Compensation

As of August 31, 2016, the Company has two stock-based compensation plans, which are described in Note 10 to the unaudited consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $433,000 and $60,000 for the three months ended August 31, 2016 and August 31, 2015, respectively, of stock-based option compensation expense. The Company recognized approximately $821,000 and $305,000 for the nine months ended August 31, 2016 and August 31, 2015, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2016 and November 30, 2015, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at August 31, 2016	at August 31, 2016 Using
Description		Level 1	Level 2	Level 3
Assets:

Trading securities	$275,980	$275,980	—	—
Available-for-sale securities	354,043	354,043	—	—

Total	$630,023	$630,023	—	—

		Fair Value Measurements
	Fair Value at November 30, 2015	at November 30, 2015 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$136,798	$136,798	—	—
Available-for-sale securities	473,626	473,626	—	—

Total	$610,424	$610,424	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($29,371) and ($11,529) in unrealized holding loss recorded in other income and expense on the accompanying consolidated statements of comprehensive (loss) income for the three months ended August 31, 2016 and 2015. For trading securities, there was ($50,023) and ($4,813) in unrealized holding loss recorded in other income on the accompanying consolidated statements of comprehensive (loss) income for the nine months ended August 31, 2016 and 2015.

Available-for-sale securities – During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale securities. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was ($14,122) and ($82,985) in unrealized holding loss, net of tax, reported as comprehensive loss on the accompanying statements of comprehensive (loss) income for the three months ended August 31, 2016 and 2015. For available-for-sale securities, there was ($114,342) and $143,318 in unrealized holding loss and gain, net of tax, respectively, reported as a component of comprehensive (loss) income on the accompanying consolidated statements of comprehensive (loss) income for the nine month period ended August 31, 2016 and 2015. Additionally, there was $0 and $7,361 in realized gains, respectively, on the disposition of available for sale securities recorded in other income and expense on the accompanying consolidated statements of comprehensive (loss) income for the three and nine months ended August 31, 2015.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of August 31, 2016 and November 30, 2015 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new standard on our financial statements.

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

Note 2 – Acquisition

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with CytoMedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business, including the Prepacyte-CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction has been accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. As part of the closing, Cryo-Cell paid $861,783 as required per the Disbursement of Funds Schedule in the Amendment No. 1 to Asset Purchase Agreement (‘Amended APA’) dated June 30, 2015 with CMDG, dated June 30, 2015 and a prepayment for inventory of $104,000 paid by the Company to CMDG during the second quarter of fiscal 2015 was applied to the purchase. On September 30, 2015, $662,500 was due to be paid to CMDG. A portion of the amount due on September 30, 2015 ($225,000) was contingent on the number of the Company’s new clients choosing to have their umbilical cord blood processed using the Prepacyte-CB product during the months of July, August and September, 2015. This amount was reduced to $149,175. On September 30, 2015, the Company paid $586,675 in accordance with the APA. In connection with the Acquisition, the Company incurred approximately $22,000 in transaction costs, which were included in selling, general and administrative expenses.

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

On June 30, 2015, the Company entered into a note payable in the amount of $1,300,000 in connection with the APA, which the Company paid in full on April 22, 2016 (Note 2).

The operating results of Prepacyte CB have been included in the consolidated statements of comprehensive (loss) income since the date of acquisition.

Note 3 – Inventory

The components of inventory at August 31, 2016 and November 30, 2015 are as follows:

	August 31, 2016	November 30, 2015
Raw materials	$14,228	$9,041
Work-in-process	81,912	134,727
Finished goods	259,530	282,152
Collection kits	62,933	57,406
Inventory reserve	(7,718)	(7,718)

Total inventory	$410,885	$475,608

Inventory was pledged as collateral on the note payable incurred in connection with the APA (Note 2). As of August 31, 2016, the note payable was paid in full Pursuant to the APA (Note 6).

Note 4– Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CMDG (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 1, 2015, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

During the quarter ended August 31, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. Goodwill is included in the Prepacyte® CB reporting segment and the indicators included, among other factors: (1) decline in projected revenues, (2) decline in forecasted cash flows, and (3) loss of a key customer.

Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting unit is based on a combination of the income-based and market-based approaches. Under the income-based approach, the Company determined fair value based on estimated discounted cash flows. The cash flows are discounted by an estimated weighted-average cost of capital, which is intended to reflect the overall level of inherent risk of the reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. Under the market-based approach, we determined fair value using the Guideline Company Method, comparing our reporting unit to similar, publicly-traded companies, developing multiples and applying them to our earnings and revenue bases. As a result of the analysis, the Company concluded that the carrying value of the reporting unit exceeded its estimated fair value. The second step of the process was then performed to measure the amount of impairment loss.

Step two involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. As a result of the analysis, the Company concluded that an impairment of the Prepacyte® CB reporting segment existed as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded a goodwill impairment charge of $1,666,430 as of August 31, 2016.

As of August 31, 2016 and November 30, 2015, goodwill is reflected on the consolidated balance sheets at $111,392 and $1,777,822, respectively.

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

During the quarter ended August 31, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis (Note 4). The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset per ASC 360, Property, Plant and Equipment. As a result of the Company’s two-step impairment analysis, an impairment of intangible assets within the Prepacyte® CB reporting segment, license agreement and customer relationships, existed and an intangible asset impairment charge of $211,267 was recorded as of August 31, 2016.

Intangible assets were as follows as of August 31, 2016 and November 30, 2015:

	Useful lives	August 31, 2016	November 30, 2015
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(9,472)	(8,075)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	—
Less: Accumulated amortization		(54,833)	(17,917)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	—
Less: Accumulated amortization		(3,189)	(3,250)

Net Intangible Assets		$266,809	$516,328

Amortization expense of intangibles was $12,902 and $8,933 for the three months ended August 31, 2016 and August 31, 2015, respectively. Amortization expense of intangibles was $38,252 and $9,864 for the nine months ended August 31, 2016 and August 31, 2015, respectively.

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

On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. Prior to making the payment in full, the Company made payments totaling $269,443 pursuant to the terms of the original APA and Promissory Note. The remaining principal balance of the note payable is $0 and $1,176,367 and is reflected on the accompanying balance sheets as of August 31, 2016 and November 30, 2015, respectively. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as gain on extinguishment of debt for the nine months ended August 31, 2016 on the accompanying consolidated statements of comprehensive (loss) income.

As of the three months ended August 31, 2016, the Company recognized $0 of interest expense related to the note payable. As of the nine months ended August 31, 2016, the Company recognized $22,265 of interest expense related to the note payable.

Note 7– Segment Reporting

During the third quarter of fiscal 2015, the Company purchased certain assets and assumed certain liabilities and contracts that CMDG used in the operation of its cord blood business (See Note 2). The Company evaluated and determined that this acquisition qualifies as a separate segment.

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense) and other comprehensive income for the three months and nine months ended August 31, 2016:

	For the three months ended August 31, 2016	For the nine months ended August 31, 2016
Net revenue
Umbilical cord blood and cord tissue stem cell service	$6,243,803	$16,970,939
Prepacyte®-CB	88,135	286,253

Total net revenue	$6,331,938	$17,257,192

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,482,900	$4,073,293
Prepacyte®-CB	68,331	257,329

Total cost of sales	$1,551,231	$4,330,622

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$27,310	$84,542
Prepacyte®-CB	12,436	38,624

Total depreciation and amortization	$39,746	$123,166

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$808,254	$1,864,325
Prepacyte®-CB	(1,870,329)	(1,887,594)

Total operating loss	$(1,062,075)	$(23,269)

Interest expense
Umbilical cord blood and cord tissue stem cell service	$199,439	$781,971
Prepacyte®-CB	—	22,265

Total interest expense	$199,439	$804,236

The following table shows the assets by segment as of August 31, 2016 and November 30, 2015:

	As of August 31, 2016	As of November 30, 2015
Assets
Umbilical cord blood and cord tissue stem cell service	$16,755,419	$16,697,621
Prepacyte®-CB	786,866	2,800,325

Total assets	$17,542,285	$19,497,946

Note 8 – (Loss) Income per Common Share

The following table sets forth the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Numerator:
Net (Loss) Income	($2,644,361)	$7,829,572	(2,130,165)	$8,325,774

Denominator:
Weighted-average shares outstanding-basic	7,583,771	9,462,102	8,546,110	9,697,679
Dilutive common shares issuable upon exercise of stock options	—	288,095	—	247,939

Weighted-average shares-diluted	7,583,771	9,750,197	8,546,110	9,945,618

Net (loss) income per common share:
Basic	($0.35)	$0.83	($0.25)	$0.86

Diluted	($0.35)	$0.80	($0.25)	$0.84

For the three and nine months ended August 31, 2016, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and nine months ended August 31, 2015, the Company excluded the effect of 225,000 and 287,500, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 9 - Investment in Saneron CCEL Therapeutics, Inc. (“Saneron”)

As of August 31, 2016 and November 30, 2015, the Company had an ownership interest of approximately 33% in Saneron, which is accounted for under the equity method. As of August 31, 2016 and November 30, 2015, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets is $0. During 2015 management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there was evidence of a loss in value in the fourth quarter of 2015 and the Company impaired the net Saneron investment, resulting in a charge of approximately $684,000. The main factors that led to this decision included a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment is impaired and not recoverable.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company has made no additional payments through August 31, 2016.

For the three and nine months ended August 31, 2016, the Company recorded equity in losses of Saneron operations of $0. For the three and nine months ended August 31, 2015, the Company recorded equity in losses of Saneron operations of $1,000 and $18,000, respectively, which solely related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

Note 10 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of August 31, 2016 and November

30, 2015, there were 572,281 and 568,930 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2016, there were 221,179 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of August 31, 2016, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 278,948 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 203,403 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2016, there were 1,405,354 shares available for future issuance under the 2012 Plan.

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

There were 35,000 and 204,729 options granted during the three and nine months ended August 31, 2016.

There were 22,500 options granted during the three and nine months ended August 31, 2015.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2016 and August 31, 2015, respectively, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	66.09%	75.50%	66.39%	75.50%
Risk free interest rate	1.09%	1.57%	1.22%	1.57%
Expected life	5.0 years	5.0 years	5.6 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2016, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2015	968, 930	$2.17	5.01	$1,095,525
Granted	204,729	3.19		155,830
Exercised	(23,399)	1.72		51,384
Expired/forfeited	(8,250)	2.18		14,565

Outstanding at August 31, 2016	1,142,010	$2.36	5.24	$1,814,509

Exercisable at August 31, 2016	995,740	$2.24	4.69	$1,704,556

The weighted average grant date fair value of options granted during the nine months ended August 31, 2016 and August 31, 2015 was $1.86 and $1.90, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2016 or November 30, 2015, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2016, the Company issued 23,399 common shares to option holders who exercised options for $40,340.

During the three and nine months ended August 31, 2015, the Company issued 27,500 common shares to option holders who exercised options for $54,100.

Significant option groups outstanding and exercisable at August 31, 2016 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	441,781	4.99	$1.72	441,781	$1.72
$2.01 to $3.00	473,000	3.76	2.57	473,000	2.57
$3.00 to $4.00	227,229	8.82	3.18	80,959	3.14

	1,142,010	5.24	$2.36	995,740	$2.24

A summary of the status of the Company’s non-vested options as of August 31, 2016, and changes during the nine months ended August 31, 2016, is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at November 30, 2015	15,003	$1.90

Granted	204,729	1.86
Vested	(73,462)	1.87
Forfeited	—	—

Non-vested at August 31, 2016	146,270	$1.86

As of August 31, 2016, there was approximately $225,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years as of August 31, 2016. The total fair value of shares vested during the nine months ended August 31, 2016 was approximately $137,000.

During the second fiscal quarter of 2016, the Company entered into Amended and Restated Employment Agreements (“2016 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified options of the Company’s common stock. As of April 15, 2016, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2016 and the remaining 1/3 on November 30, 2017. The fair value of these options vested as of August 31, 2016 was approximately $107,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive (loss) income. As of August 31, 2016, there was approximately $137,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2016 Employment Agreements through November 30, 2017.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months and nine months ended August 31, 2016 and August 31, 2015, respectively. As of August 31, 2016 and August 31, 2015, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first fiscal quarter of 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs received base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vest 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. The stock compensation expense of the shares vested as of August 31, 2015 was $220,000 and is reflected as selling, general and administration expenses in the accompanying consolidated statement of comprehensive (loss) income. As of August 31, 2015, there was approximately $20,000 of total unrecognized compensation cost which was recognized during the remainder of fiscal year 2015, related to the non-vested shares of restricted common stock. As of August 31, 2016, there was $0 of total unrecognized compensation cost related to the non-vested shares of restricted common stock.

The Employment Agreements also provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements provide that if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2014, then no later than February 15, 2015, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. The Company issued David Portnoy 93,244 shares and Mark Portnoy 81,082 shares during the first quarter of fiscal 2015. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to an additional 186,487 and 162,163 shares of restricted common shares, respectively, based on similar performance thresholds, as defined in the agreements. The Company issued David Portnoy 118,062 shares and Mark Portnoy 102,663 shares during the first quarter of fiscal 2016. As of August 31, 2016, there was $0 of total unrecognized compensation cost related to the issuance of these shares of restricted common shares.

The 2016 Employment Agreements also provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The 2016 Employment Agreements provide that if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 shares of common stock, respectively, based on certain performance thresholds, as defined in the agreements. In addition, if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2017, then no later than February 28, 2018, the Company will grant up to an additional 186,487 and 162,163 qualified options of common stock, respectively, based on similar performance thresholds, as defined in the 2016 Employment Agreements. As of August 31, 2016, based upon certain performance thresholds being attained by each of the Company’s Co-CEO’s, the Company recognized approximately $403,000 of compensation cost. As of August 31, 2016, there was approximately $134,000 of unrecognized compensation cost related to these performance shares.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1 Million cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. As of August 31, 2016, Lifecell has paid the Company $4.4 Million for royalties due under the terms of the License and Royalty Agreement.

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

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2016 and August 31, 2015. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive (loss) income.

Processing and Storage Royalties

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2016
India	$609,045	$965,977

Total	$609,045	$965,977

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2015
India	$169,411	$508,235

Total	$169,411	$508,235

Note 12 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of August 31, 2016.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleged breaches of fiduciary duties and sought appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014, violated Section 141(k) of the Delaware General Corporation Law relating to the removal of directors. The plaintiff amended the complaint on March 4, 2016 to remove the breach of fiduciary duty count and to move forward only on its claim that one provision of the Bylaws violated Section 141(k). On March 18, 2016, the Company announced that the Board of Directors had amended the Bylaw in question. Plaintiff filed a stipulation dismissing the action as moot on June 2. The Court retained jurisdiction to hear plaintiff’s request for $200,000 in attorneys’ fee associated with mooting the litigation. The Court heard argument on plaintiff’s request for attorneys’ fees on September 29, 2016. On October 7, 2016, the Court issued its order awarding Plaintiff $50,000 in attorneys’ fees and expenses which is reflected in the accompanying consolidated statements of comprehensive (loss) income. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim was $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. On July 27, 2016 the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, the Company made a payment of $3,400,000 (the “Settlement Payment”) on August 26, 2016. In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to the lawsuit, will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs (see Note 14).

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

Note 13 – Share Repurchase Plan

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company’s outstanding common stock. On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to three million (3,000,000). On April 8, 2015, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to six million (6,000,000) shares. On October 6, 2016, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to eight million (8,000,000) shares. The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

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

On June 20, 2016, the Company entered into a Stock Purchase Agreement with Ki Yong Choi and Michael Cho. Pursuant to the Stock Purchase Agreement, the Company purchased 2,179,068 Shares from Ki Yong Choi and 13,416 Shares from Michael Cho for $4.50 per share, $9,866,178 in the aggregate, that was funded through the proceeds of a term loan for approximately $8 million in senior credit facilities and the remainder through the working capital of the Company.

As of August 31, 2016, the Company had repurchased an aggregate of 5,678,354 shares of the Company’s common stock, inclusive of the shares that were accepted as part of the tender offer the Stock Purchase Agreement with Ki Yond Choi and Michael Cho, at an average price of $3.34 per share through open market and privately negotiated transactions. The Company purchased 2,429,033 and 957,956 shares of the Company’s common stock during the nine months ended August 31, 2016 and August 31, 2015, respectively, at an average price of $4.39 per share and $3.08 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of August 31, 2016 and November 30, 2015. As of August 31, 2016 and November 30, 2015, 5,678,354 and 3,249,790 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 17,900 shares of the Company’s common stock at an average price of $3.94 per share through open market and privately negotiated transactions.

Note 14– Cancellation of Revenue Sharing Agreements

On July 27, 2016 the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, on August 26, 2016, the Company made a one-time lump-sum payment in the amount of $3.4 million (the

“Settlement Payment”). In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to a lawsuit (see Note 12), will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs. Pursuant to the terms of the Agreement, the Nybergs no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the states of Florida and Texas, including all rights to any storage revenues generated and unpaid prior to the date of the Agreement including entitlements that were due for the quarter ended May 31, 2016. The payment amount of $3.4 million was offset by the carrying amount of the long-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the three and nine months ended August 31, 2016.

Note 15 – Term Loans

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 14.

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

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cytomedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business. The Prepacyte-CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as a gain on extinguishment of debt during the second quarter of fiscal 2016 and reflected on the accompanying consolidated statements of comprehensive (loss) income.

During the fiscal quarter ended August 31, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the nine months ended August 31, 2016. Goodwill and intangible assets are included in the Prepacyte® CB reporting segment and the indicators included, among other factors: (1) decline in projected revenues, (2) decline in forecasted cash flows, and (3) loss of a key customer. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the nine months ended August 31, 2016. Accordingly, the Company recorded a non-cash charge for the nine months ended August 31, 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,995. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to Prepacyte-CB in the amount of $1,666,430 and an impairment of intangible assets related to Prepacyte-CB in the amount of $211,267 as of the nine months ended August 31, 2016. See Note 4, “Goodwill” and Note 5 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

During the nine months ended August 31, 2016, total revenue increased 13% as compared to the same period in 2015. The Company reported a net loss of ($2,130,105) or ($0.25) per basic common share for the nine months ended August 31, 2016, compared to net income of $8,326,000 or $0.86 per basic common share for the same period in 2015. The net loss for the nine months ended August 31, 2016 resulted from the cancellation of certain interests in the state of Florida Revenue Sharing Agreement and certain interests in the state of Texas Revenue Sharing Agreement resulting in extinguishment of revenue sharing agreement in the amount of $2,300,000, goodwill and intangible assets impairment of $1,878,000, as described above, a 28% increase in selling, general and administrative expenses and a 4% increase in cost of sales. This was offset by a 13% increase in total revenue, an income tax benefit of $842,000 and the $300,593 gain on extinguishment of debt as a result of the early payoff of the loan with CMDG. During the nine months ended August 31, 2015, the Company reversed $7.0 million of its valuation allowance for income taxes. The decision to reverse a portion of the allowance is based on the Company’s historical operating performance, which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

At August 31, 2016, the Company had cash and cash equivalents of $2,026,199. The Company’s cash decreased by approximately $2,126,000 during the first nine months of fiscal 2016, primarily as a result of approximately $10,668,000 used for the stock repurchase plan pursuant to which the Company repurchased 2,429,033 shares of the Company’s common stock during the nine months ended August 31, 2016, $501,000 of cash used to purchase property and equipment and marketable securities and approximately $876,000 used for the repayment of the Promissory Note to CMDG which were partially offset by cash flow from operations of approximately $2,425,000 and $204,000 of cash provided by the redemption of a Certificate of Deposit. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 14.

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

Results of Operations – Nine Month Period Ended August 31, 2016 Compared to the Nine Month Period Ended August 31, 2015

Revenue. Revenue for the nine months ended August 31, 2016 was $17,257,192 as compared to $15,293,260 for the same period in 2015. The increase in revenue was primarily attributable to a 10% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 6% increase in domestic recurring annual storage fee revenue and a 12% increase in the number of new cord blood specimens processed in the first nine months of fiscal 2016 versus the same period in 2015.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2. For the nine months ended August 31, 2016, revenue from the product sales was $286,253 compared to $265,848 for the nine months ended August 31, 2015.

Licensee Income. Licensee income for the nine months ended August 31, 2016 was $965,977 as compared to $508,235 for the 2015 period. Licensee and royalty income for the nine months ended August 31, 2016 and August 31, 2015 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 limit on the amount of royalties due to the Company per year and a $10,000,000 limit on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The limit(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1,000,000 limit and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. The Company began recording licensee income again during the second quarter of fiscal 2016. As of August 31, 2016, Lifecell has paid the Company $4,400,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the nine months ended August 31, 2016 was $4,330,622 as compared to $4, 158,767 for the same period in 2015, representing a 4% increase. Cost of sales was 25% of revenues for the nine months ended August 31, 2016 and 27% for the nine months ended August 31, 2015. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $99,000 and $114,000 for the nine months ended August 31, 2016 and 2015, respectively. Also, included in Cost of Sales is $257,329 and $191,243 for the nine months ended August 31, 2016 and August 31, 2015, respectively, related to the costs associated with production of the Prepacyte®-CB processing and storage system. The increase in cost of sales for the nine months ended August 31, 2016 versus August 31, 2015 is due to the costs associated with Prepacyte®-CB and the increased costs associated with the 12% increase in the number of new cord blood specimens processed in the first nine months of fiscal 2016 versus the same period in 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2016 were $10,914,524 as compared to $8,549,722 for the 2015 period representing a 28% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of $563,000, or 15%, increase in selling and marketing expenses of which $375,000 is related to the implementation of a new consumer marketing campaign, an increase of $410,000 in professional fees due to legal fees and fees associated with obtaining the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 15 and a $467,000 increase in salaries, wages and bonuses and $517,000 increase in stock compensation expense mainly due to the accrual of executive bonuses per previously disclosed employment agreements.

Impairment of Goodwill and Intangible Assets. At August 31, 2016, management determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The

Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the nine months ended August 31, 2016. Accordingly, the Company recorded a non-cash charge for the nine months ended August 31, 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to Prepacyte-CB in the amount of $1,666,430 and an impairment of intangible assets related to Prepacyte-CB in the amount of $211,267 as of the nine months ended August 31, 2016. See Note 4, “Goodwill” and Note 5 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2016 were $34,452 as compared to $32,471 for the 2015 period representing slight increase.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2016 was $123,166 compared to $60,702 for the 2015 period.

Interest Expense. Interest expense during the nine months ended August 31, 2016, was $804,236 compared to $1,024,621 during the comparable period in 2015. Interest expense for the nine months ended August 31, 2016 and August 31, 2015 was $22,265 and $10,731, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6) and $45,763 and $0, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 15. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Equity in Losses of Affiliate. Equity in losses of affiliate was $0 for the nine months ended August 31, 2016, compared to $17,660 for the 2015 period. Equity in losses of affiliate for the nine months ended August 31, 2015 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees

Gain on extinguishment of Debt. Gain on extinguishment of debt was $300,593 for the nine months ended August 31, 2016 which is the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 6) on April 22, 2016.

Extinguishment of Revenue Sharing Agreement. During the nine months ended August 31, 2016, the Company entered into a Settlement and Release of Claims Agreement with certain investors canceling their interest in the Florida and Texas Revenue Sharing Agreements. Pursuant to the terms of the Settlement and Release of Claims Agreement, the Company made a one-time, lump-sum payment in the amount of $3,400,000 to the investors and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The payment amount of $3,400,000 was offset by the carrying amount of the short-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the nine months ended August 31, 2016.

Income Taxes. The Company recorded an income tax benefit of $697,103, net of foreign income taxes for the nine months ended August 31, 2016. The U.S. income tax benefit as of the nine months ended August 31, 2016 was $842,000 due to the Company’s net operating losses as of August 31, 2016. The Company recorded an income tax benefit of $6,880,599, net of foreign income taxes for the nine months ended August 31, 2015. During the third quarter August 31, 2015, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $6,957,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $144,897 and $76,235 for the nine months ended August 31, 2016 and 2015, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

Results of Operations - Three Month Period Ended August 31, 2016 Compared to the Three Month Period Ended August 31, 2015

Revenue. Revenue for the three months ended August 31, 2016 was $6,331,938 as compared to $5,435,990 for the same period in 2015, an increase of 16%. The increase in revenue was primarily attributable to a 13% increase in processing and storage fees and a 260% increase in license and royalty income.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 17% increase in the number of new cord blood specimens processed for three months ended August 31, 2016 versus the same period in 2015.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2. For the three months ended August 31, 2016, revenue from the product sales was $88,135 compared to $265,848 for the three months ended August 31, 2015.

Licensee Income. Licensee income for the three months ended August 31, 2016, was $609,045 as compared to $169,411 for the 2015 quarter. Licensee income for the three months ended August 31, 2016 and August 31, 2015 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

The Company changed the methodology used to record the processing and storage royalty income during the fourth quarter of fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 limit on the amount of royalties due to the Company per year and a $10,000,000 limit on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The limit(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal year ended November 30, 2015, Lifecell had reached the $1,000,000 limit and paid the Company in full for Lifecell’s fiscal year ended March 31, 2016. The Company began recording licensee income again during the second quarter of fiscal 2016. As of August 31, 2016, Lifecell has paid the Company $4,400,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the three months ended August 31, 2016 was $1,551,231 as compared to $1,507,393 for the same period in 2015, representing a 3% increase. Cost of sales was 24% of revenues for the three months ended August 31, 2016 and 28% for the three months ended August 31, 2015. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $35,000 and $36,000 for the three months ended August 31, 2016 and 2015, respectively. Also, included in Cost of Sales is $68,331 and $191,243 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended August 31, 2016 and August 31, 2015, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2016 were $3,911,559 as compared to $2,628,970 for the 2015 period, representing a 49% increase. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to approximately $272,000 increase in professional fees in professional fees due to legal fees and fees associated with obtaining the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 15, $272,000 increase in salaries, wages and bonuses and $374,000 increase in stock compensation expense mainly due to the accrual of executive bonuses per previously disclosed employment agreements and $151,000 increase in selling and marketing expenses.

Impairment of Goodwill and Intangible Assets. At August 31, 2016, management determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the three months ended August 31, 2016. Accordingly, the Company recorded a non-cash charge for the three months ended August 31, 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to Prepacyte-CB in the amount of $1,666,430 and an impairment of intangible assets related to Prepacyte-CB in the amount of $211,267 as of the three months ended August 31, 2016. See Note 4, “Goodwill” and Note 5 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2016 were $13,780 as compared to $9,952 for the 2015 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2016 was $39,746 compared to $25,359 for the 2015 period.

Interest Expense. Interest expense during the three months ended August 31, 2016, was $199,439 compared to $353,534 during the comparable quarter in 2015. Interest expense for the three months ended August 31, 2016 and August 31, 2015 consists of $0 and $10,731, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6) and $45,763 and $0, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 15. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Equity in Losses of Affiliate. Equity in losses of affiliate was $0 for the three months ended August 31, 2016, compared to $1,164 for the 2015 period. Equity in losses of affiliate for the three months ended August 31, 2016 and August 31, 2015 consists solely of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Extinguishment of Revenue Sharing Agreement. During the three months ended August 31, 2016, the Company entered into a Settlement and Release of Claims Agreement with certain investors canceling their interest in the Florida and Texas Revenue Sharing Agreements. Pursuant to the terms of the Settlement and Release of Claims Agreement, the Company made a one-time, lump-sum payment in the amount of $3,400,000 to the investors and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The payment amount of $3,400,000 was offset by the carrying amount of the short-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the three months ended August 31, 2016.

Income Taxes. The Company recorded an income tax benefit of $898,838 net of foreign taxes, for the three months ended August 31, 2016. The U.S. income tax benenfit us of the three months ended August 31, 2016 was $990,000 due to the Company’s net operating losses as of August 31, 2016. The Company recorded an income tax benefit of $6,931,423, net of foreign income taxes for the three months ended August 31, 2015. During the third quarter August 31, 2015, the Company reversed a portion of its valuation allowance for U.S. income taxes of approximately $6,957,000. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $91,357 and $25,411 for the three months ended August 31, 2016 and 2015, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

Liquidity and Capital Resources

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the

Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 is payable.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 14.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At August 31, 2016, the Company had cash and cash equivalents of $2,026,199 as compared to $4,152,162 at November 30, 2015. The decrease in cash and cash equivalents during the nine months ended August 31, 2015 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2016 was $2,424,902, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the nine months ended August 31, 2015 was $2,863,508, which was attributable to an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan, a 4% decrease in cost of sales and a 4% decrease in selling, general and administrative expenses.

Net cash used in investing activities for the nine months ended August 31, 2016 was $297,184 which was primarily attributable to the purchases of property and equipment in the amount of $298,600 and sales and purchases of marketable securities and other investments in the amount of $202,928 which were partially offset by the redemption of a Certificate of Deposit in the amount of $204,344.

Net cash used in investing activities for the nine months ended August 31, 2015 was $481,562 which was primarily attributable to the purchase of Prepacyte®-CB (See Note 2 to the consolidated financial statements) in the amount of $212,203 and the sales and purchases of marketable securities and other investments of $214,520.

Net cash used in financing activities for the nine months ended August 31, 2016 was $4,253,681, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 2,429,033 shares of the Company’s common stock for $10,668,347, the repayments of the note payables for $1,009,107 and the payment of $3,400,000 for the cancellation of certain interests in certain Revenue Sharing Agreements, which was partially offset by the term and subordinated loan in the amount of $10,783,433.

Net cash used in financing activities for the nine months ended August 31, 2015 was $2,941,750, which was primarily attributable to the stock repurchase plan and tender offer pursuant to which the Company has repurchased 968,302 shares of the Company’s common stock for $2,946,705.

The Company does not have a line of credit.

The Company anticipates making discretionary capital expenditures of approximately $500,000 over the next twelve months for software enhancements and purchases of property and equipment. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

On June 20, 2016, the Company entered into a repurchase agreement of 2,179,068 shares from Ki Yong Choi and 13,416 shares from Michael Cho for $4.50 per share, $9,866,178 in the aggregate, which was funded in part with the $8.0 million term loan advanced by TCB. On May 20, 2016, TCB advanced the Company $100 and on July 1, 2016, TCB advanced the remaining principal amount of $7,999,900. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims described in Note 14.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As previously disclosed in the Company’s 10-K filed February 29, 2016 and the Company’s 10-Qs filed April 14, 2016 and July 11, 2016, the Company’s principal executive officers and principal financial officer concluded that the Company’s internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision. Management has undertaken steps to design and implement more effective internal controls over financial reporting, including the implementation of a review process of non-routine transactions and has engaged qualified consultants to assist the Company with the application of the appropriate accounting treatment of non-routine transactions when necessary.

During the quarter ended November 30, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s internal controls over financial reporting were not effective, due to a material weakness surrounding manual controls related to storage revenue for customers that are on a payment plan. The Company’s control over the manual process was not conducive to identify the timeliness of recording the revenue. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a more comprehensive review process of manual invoicing procedures.

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

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2015 and were remediated during the quarters ended May 31, 2016 and August 31, 2016.

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of August 31, 2016.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleged breaches of fiduciary duties and sought appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014, violated Section 141(k) of the Delaware General Corporation Law relating to the removal of directors. The plaintiff amended the complaint on March 4, 2016 to remove the breach of fiduciary duty count and to move forward only on its claim that one provision of the Bylaws violated Section 141(k). On March 18, 2016, the Company announced that the Board of Directors had amended the Bylaw in question. Plaintiff filed a stipulation dismissing the action as moot on June 2. The Court retained jurisdiction to hear plaintiff’s request for $200,000 in attorneys’ fee associated with mooting the litigation. The Court heard argument on plaintiff’s request for attorneys’ fees on September 29, 2016. On October 7, 2016, the Court issued its order awarding Plaintiff $50,000 in attorneys’ fees and expenses which is reflected in the accompanying consolidated statements of comprehensive (loss) income. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim was $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. On July 27, 2016 the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, the Company made a payment of $3,400,000 (the “Settlement Payment”) on August 26, 2016. In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to the lawsuit, will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs (see Note 14).

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2016	3,000	$3.47	3,000	2,603,886
July 1 – 31, 2016	2,233,049	$4.49	2,233,049	370,837
August 1 – 31, 2016	49,191	$3.97	49,191	321,646

On October 6, 2016, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to eight million (8,000,000) shares.

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

Date: October 17, 2016