Form 10-K
period 2016-11-30
CRYO CELL INTERNATIONAL INC
filed 2017-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $12,629,877 as of May 31, 2016.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2017, 12,866,147 shares of $0.01 par value common stock were issued and 7,139,757 were outstanding.

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

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in two reportable segments, cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells for family use and the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells. The Company, in combination with its global affiliates, currently stores over 300,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Stem cells are found in umbilical cord blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 35,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

Marketing

Marketing Approach

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 80 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have a 1-in-4 chance of being a perfect match and a 3-in-4 chance of being an acceptable match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

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

Umbilicıal Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2016 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2016 and November 30, 2015, the Company was in compliance with these requirements.

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

The PrepaCyte CB (Cord Blood) Processing System is intended for use in cell processing laboratories to process and store total nucleated cells (TNC) from human umbilical cord blood, prior to banking. The device is composed of three integrally-attached processing and storage containers (or a single processing container) with separation media. The system is 510K cleared as a Class II device. The division of the FDA which regulates this product is the Center of Biologics Evaluation and Research (“CBER”). Approval to market the device was determined by the Office of Cellular, Tissue and Gene Therapies. The section of FDA Code of Federal Regulations (“CFR”) pertaining to medical device is 21 CFR 800s. The requirements for compliance to this section include annual registration of the device, listing of devices with the FDA, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.

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

Saneron CCEL Therapeutics, Inc. (“Saneron”). Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida (“USF”) and the University of Minnesota (“UMN”). The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™). As of November 30, 2016 and November 30, 2015, the Company had an ownership interest of approximately 33% in Saneron which is accounted for under the equity method. As of November 30, 2016 and November 30, 2015, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $0. During 2015, management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there was evidence of a loss in value in the fourth quarter of 2015 and the Company impaired the net Saneron investment, resulting in a charge of approximately $684,000. The main factors that led to this decision included a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment is impaired and not recoverable.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell could loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments through November 30, 2016.

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

The Company made total payments to all RSA holders of $666,138 and $796,759 for the fiscal years ended November 30, 2016 and 2015, respectively. The Company recorded an RSA accrual of $546,229 and $820,436 as of November 30, 2016 and 2015, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K. The Company also recorded interest expense of $669,590 and $1,277,815 for the fiscal years ended November 30, 2016 and 2015, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

Extinguishment of RSAs

On July 27, 2016, the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, on August 26, 2016, the Company made a one-time lump-sum payment in the amount of $3.4 million (the “Settlement Payment”). In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to a lawsuit (see Note 15), will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida RSA and the Texas RSA (together, the “FL and TX RSAs”) terminated their rights to these interests in the FL and TX RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the FL and TX RSAs. Pursuant to the terms of the Agreement, the Nybergs no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the states of Florida and Texas, including all rights to any storage revenues generated and unpaid prior to the date of the Agreement including entitlements that were due for the quarter ended May 31, 2016. The payment amount of $3.4 million was offset by the carrying amount of the long-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the twelve months ended November 30, 2016.

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2016 and November 30, 2015, Lifecell had reached the $1,000,000 cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2017 and March 31, 2016, respectively. As of November 30, 2016, Lifecell has paid the Company $5,100,000 for royalties due under the terms of the License and Royalty Agreement.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2016 and 2015. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive (loss) income.

	For the fiscal years ended November 30,
	2016			2015
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$1,006,319	$1,006,319	$—	$1,000,000	$1,000,000

Total	$—	$1,006,319	$1,006,319	$—	$1,000,000	$1,000,000

Employees

At November 30, 2016, the Company had 67 full-time employees and 8 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Rent charged to operations was $288,832 and $260,272 for the fiscal years ended November 30, 2016 and 2015, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2017	$228,651
2018	$229,038
2019	$19,087

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS.

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2016.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleged breaches of fiduciary duties and sought appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014, violated Section 141(k) of the Delaware General Corporation Law relating to the removal of directors. The plaintiff amended the complaint on

March 4, 2016 to remove the breach of fiduciary duty count and to move forward only on its claim that one provision of the Bylaws violated Section 141(k). On March 18, 2016, the Company announced that the Board of Directors had amended the Bylaw in question. Plaintiff filed a stipulation dismissing the action as moot on June 2. The Court retained jurisdiction to hear plaintiff’s request for $200,000 in attorneys’ fee associated with mooting the litigation. The Court heard argument on plaintiff’s request for attorneys’ fees on September 29, 2016. On October 7, 2016, the Court issued its order awarding Plaintiff $50,000 in attorneys’ fees and expenses which is reflected in the accompanying consolidated statements of comprehensive (loss) income as of November 30, 2016. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim was $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. On July 27, 2016, the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, the Company made a payment of $3,400,000 (the “Settlement Payment”) on August 26, 2016. In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to the lawsuit, will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs (see Note 17).

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

The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “CCEL”. The following table shows, for the fiscal quarters indicated, the high and low closing bid quotations for the Company’s common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid
February 29, 2016	2.75	3.75
May 31, 2016	2.90	3.50
August 31, 2016	3.07	4.15
November 30, 2016	3.84	4.35

February 28, 2015	2.25	3.00
May 31, 2015	2.35	2.75
August 31, 2015	2.12	3.39
November 30, 2015	3.30	3.50

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2016, the Company had 195 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2016, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	572,281	$2.57	226,929
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	921,751	$2.69	1,053,332
Total	1,494,032	$2.64	1,280,261

(1)	No further stock options or other awards will be granted under the 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2016, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective April 2016, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,600 for the standard plan and $1,950 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $150 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $4,099 for the standard plan and $4,449 for the premium plan and $6,000 for the standard plan and $7,000 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cytomedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business. The PrepaCyte CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as a gain on extinguishment of debt during the second quarter of fiscal 2016 and reflected on the accompanying consolidated statements of comprehensive (loss) income.

During the third fiscal quarter of 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. Goodwill and intangible assets are included in the PrepaCyte CB reporting segment and the indicators included, among other factors: (1) decline in projected revenues, (2) decline in forecasted cash flows, and (3) loss of a key customer. The Company’s analysis indicated that the PrepaCyte CB reporting unit had a goodwill and intangible assets impairment. Accordingly, the Company recorded a non-cash charge to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to PrepaCyte CB in the amount of $1,666,430 and an impairment of intangible assets related to PrepaCyte CB in the amount of $211,267 as of the year ended November 30, 2016. The annual impairment assessment was performed as of September 30, 2016. The Company concluded that there was an additional impairment of the PrepaCyte CB reporting segment as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded an additional goodwill impairment charge of $111,392 as of November 30, 2016. See Note 4, “Goodwill” and Note 5 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

During the year ended November 30, 2016, the Company’s total revenue increased 10% as compared to fiscal 2015. The Company reported a net loss of approximately ($1,321,000), or ($0.16) per basic common share for fiscal 2016 compared to net income of approximately $8,106,000 or $0.85 per basic common share for fiscal 2015. The net loss for the twelve months ended November 30, 2016 resulted from the cancellation of certain interests in the Florida Revenue Sharing Agreement and certain interests in the Texas Revenue Sharing Agreement resulting in loss on extinguishment of revenue sharing agreement in the amount of $2,252,388, goodwill and intangible assets impairment of approximately $1,989,000, as described above, a 18% increase in selling, general and administrative expenses and a 3% increase in cost of sales. This was offset by a 10% increase in total revenue, an income tax benefit of approximately $1,159,000 and the $300,593 gain on extinguishment of debt as a result of the early payoff of the loan with CMDG. During fiscal 2015, the Company reversed approximately $7.0 million and $1.2 million of its valuation allowance for income taxes. The decision to reverse a portion of the allowance is based on the Company’s historical operating performance, which includes profitability in ten of the last eleven quarters, steadily improving operations and positive expectations for future taxable income.

As of November 30, 2016, the Company had cash and cash equivalents of $3,499,881. The Company’s cash decreased by approximately $652,000 during fiscal 2016, primarily as a result of approximately $10,806,000 used for the stock repurchase plan and tender offer pursuant to which the Company repurchased 2,463,850 shares of the Company’s common stock during the twelve months ended November 30, 2016, $574,000 of cash used to purchase property and equipment and marketable securities and approximately $876,000 used for the repayment of the Promissory Note to CMDG which were partially offset by cash flow from operations of approximately $4,988,000 and $204,000 of cash provided by the redemption of a Certificate of Deposit. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 17.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of RSA interests, a deregistration of the Company’s common stock under the Securities Exchange Act of 1934 or a going-private transaction. These options may or may not be related to the Company’s current business. In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations

Revenue. For the fiscal year ended November 30, 2016, the Company had revenue of $23,128,047 compared to $21,091,431 for the fiscal year ended November 30, 2015. The 10% increase in revenue was primarily attributable to an 11% increase in processing and storage fees, offset by a 26% decrease in revenue from PrepaCyte CB.

Processing and Storage Fees. For the fiscal year ended November 30, 2016, processing and storage fees were $21,771,600 compared to $19,620,138 for the fiscal year ended November 30, 2015. The increase in processing and storage fee revenue was primarily attributable to a 5% increase in recurring annual storage fee revenue. The Company had a 23% increase in the number of new cord blood specimens processed year-over-year. Also, the Company’s cord tissue service continues to increase year-over-year.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the twelve months ended November 30, 2016, revenue from the product sales was $350,128 compared to $471,293 for the twelve months ended November 30, 2015.

Licensee Income. For the fiscal year ended November 30, 2016, licensee income was $1,006,319 as compared to $1,000,000 for fiscal 2015. Licensee income for the twelve months ended November 30, 2016 and November 30, 2015 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.    As of November 30, 2016, Lifecell has paid the Company $5,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. For the fiscal year ended November 30, 2016, cost of sales was $5,774,800, as compared to $5,630,865 for the fiscal year ended November 30, 2015, representing a 3% increase. Cost of sales was 25% and 27% of revenues in fiscal 2016 and 2015, respectively. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $131,978 for the year ended November 30, 2016 compared to $149,098 for the 2015 period. Also, included in Cost of Sales is $328,673 and $354,740 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2016 and November 30, 2015, respectively. The increase in cost of sales for the twelve months ended November 30, 2016 versus November 30, 2015 is due to the increased costs associated with the 23% increase in the number of new cord blood specimens processed in fiscal year 2016 versus fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2016 were $14,722,794 as compared to $12,389,452 for the fiscal year ended November 30, 2015 representing a 19% increase. The increase in selling, general and administrative expenses is primarily due to an increase of $753,000, or 15%, increase in selling and marketing expenses of which $438,000 is related to the implementation of a new consumer marketing campaign, a $823,000 increase in salaries, wages and bonuses and $1,169,000 increase in stock compensation expense mainly due to the accrual of executive bonuses per previously disclosed employment agreements.

Impairment of Goodwill and Intangible Assets. During the third quarter of fiscal year 2016, management determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the PrepaCyte CB reporting unit had a goodwill and intangible assets impairment. Accordingly, the Company recorded a non-cash charge during the third quarter of fiscal year 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to PrepaCyte CB in the amount of $1,666,430 and an impairment of intangible assets related to PrepaCyte CB in the amount of $211,267 which is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of comprehensive (loss) income as of the twelve months ended November 30, 2016. The annual impairment assessment was performed as of September 30, 2016. The Company concluded that there was an additional impairment of the PrepaCyte CB reporting segment as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded an additional goodwill impairment charge of $111,392 as of November 30, 2016. See Note 4, “Goodwill” and Note 5 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2016, were $53,097 as compared to $45,780 in 2015, representing a 16% increase.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2016 was $154,673 compared to $92,110 for fiscal 2015.

Interest Expense. Interest expense during the fiscal year ended November 30, 2016 was $947,340 compared to $1,303,872 in fiscal 2015. Interest expense for the twelve months ended November 30, 2016 and November 30, 2015 was $22,265 and of $26,057, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6) and $255,484 and $0, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected. The Company changed the methodology used to calculate the RSA payments owed to the RSA holders during the fourth quarter of fiscal year 2015 from calculating on the amount billed to customers to the amount collected from customers as noted per the RSA contracts. For fiscal 2015, this change in methodology accounted for a decrease in amounts owed to the RSA holders of approximately $187,000. The Company accounted for this change as a change in accounting estimate.

Impairment of Investment in Saneron. During the fourth quarter of 2015, evidence led management to believe that an other than temporary impairment in the Company’s investment in Saneron existed which resulted in the Company recording a charge in the amount of $684,000 as of November 30, 2015. The main factors that led to this impairment decision included a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believed the carrying amount of the investment as of November 30, 2015, was impaired and not recoverable.

Equity in Losses of Affiliate. Equity in losses of affiliate was $0 for fiscal 2016 compared to $18,824 in 2015. Equity in losses of affiliate for the year ended November 30, 2015 solely consists of amounts related to compensation expense for stock option awards that were granted by Saneron to certain consultants and employees.

Gain on extinguishment of Debt. Gain on extinguishment of debt was $300,593 for the fiscal year 2016 which is the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 6) on April 22, 2016.

Extinguishment of Revenue Sharing Agreement. During fiscal year 2016, the Company entered into a Settlement and Release of Claims Agreement with certain investors canceling their interest in the Florida and Texas Revenue Sharing Agreements. Pursuant to the terms of the Settlement and Release of Claims Agreement, the Company made a one-time, lump-sum payment in the amount of $3,400,000 to the investors and the investors sold, assigned, conveyed, transferred, and delivered to the Company all of its rights, interest and title in their interests in the RSAs. The payment amount of $3,400,000 was offset by the carrying amount of the short-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the twelve months ended November 30, 2016.

Income Taxes. The Company recorded an income tax benefit of $1,159,412 and $7,156,822, net of foreign income taxes, for the twelve months ended November 30, 2016 and November 30, 2015, respectively. During fiscal year 2016 and 2015, the Company reversed portions of its valuation allowance for U.S. income taxes totaling $329,263 and $8,150,466, respectively. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in eleven of the last twelve quarters, steadily improving operations and positive expectations for future taxable income.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $109,000 and $150,000 for the years ended November 30, 2016 and 2015, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

There was approximately $644,000 and $63,000 of U.S. income taxes paid for fiscal years ended November 30, 2016 and November 30, 2015, respectively.

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

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 17.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At November 30, 2016, the Company had cash and cash equivalents of $3,499,881 as compared to $4,152,162 at November 30, 2015. The decrease in cash and cash equivalents during the twelve months ended November 30, 2016 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2016 was $4,987,975, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities in fiscal 2015 was $4,851,462, which was attributable to an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities in fiscal 2016 was $369,728 which was primarily attributable to the purchases of property and equipment in the amount of $342,982 and sales and purchases of marketable securities and other investments in the amount of $231,090 which were partially offset by the redemption of a Certificate of Deposit in the amount of $204,344.

Net cash used in investing activities in fiscal 2015 was $719,349 which was primarily attributable to the purchase of PrepaCyte CB (See Note 2 to the consolidated financial statements) in the amount of $375,374 and the sales and purchases of marketable securities and other investments of $235,292.

Net cash used in financing activities in fiscal 2016 was $5,270,528, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 2,463,850 shares of the Company’s common stock for $10,806,409, the repayments of the note payables for $1,509,107 and the payment of $3,400,000 for the cancellation of certain interests in certain Revenue Sharing Agreements, which was partially offset by the term and subordinated loan in the amount of $10,783,433.

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

On June 20, 2016, the Company entered into a repurchase agreement of 2,179,068 shares from Ki Yong Choi and 13,416 shares from Michael Cho for $4.50 per share, $9,866,178 in the aggregate, which was funded in part with the $8.0 million term loan advanced by TCB. On May 20, 2016, TCB advanced the Company $100 and on July 1, 2016, TCB advanced the remaining principal amount of $7,999,900. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims described in Note 6.

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

The Company records revenue from the sale of the PrepaCyte CB product line upon shipment of the product to the Company’s customers.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,301,000 and $2,630,000 as of November 30, 2016, and November 30, 2015, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company paid U.S. income taxes of approximately $644,000 and $63,000 during the twelve months ended November 30, 2016 and November 30, 2015, respectively.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $109,000 and $150,000 for the years ended November 30, 2016 and 2015, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2016 and November 30, 2015, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2016 and 2015.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CMDG (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the PrepaCyte CB reporting segment level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The annual impairment assessment is performed during the fourth quarter and at other times if an event occurs or indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting segment is less than its carrying amount. If we conclude it is more likely than not that the fair value of goodwill is less than its carrying amount, a quantitative impairment test is performed. During the third quarter of fiscal 2016, the Company determined that there were sufficient indicators to trigger an impairment analysis. During the fourth quarter of fiscal 2016, the Company performed its annual impairment analysis. The Company concluded that an impairment of the PrepaCyte CB reporting segment existed during the third and fourth quarters of fiscal 2016 and a goodwill impairment charge of $1,777,822 was recorded as of November 30, 2016.

Stock Compensation

As of November 30, 2016, the Company has two stock-based employee compensation plans, which are described in Note 13 to the consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $1,772,000 and $603,000 for the years ended November 30, 2016 and November 30, 2015, respectively, of stock compensation expense.

The Company recognizes stock-based compensation based on the fair value of the related awards. Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of service-based vesting condition and performance-based vesting condition stock option awards is determined using the Black-Scholes valuation model. For stock option awards with only service-based vesting conditions and graded vesting features, the Company recognizes stock compensation expense based on the graded-vesting method. To value awards with market-based vesting conditions the Company uses a binomial valuation model. The Company recognizes compensation cost for awards with market-based vesting conditions on a graded-vesting basis over the derived service period calculated by the binomial valuation model. The use of these valuation models involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

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

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela, who are Chile, Colombia and Peru. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive (loss) income. As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Investment in Saneron

The Company owns 33% and 33%, respectively, as of November 30, 2016 and November 30, 2015, of an entity that is involved in the area of stem cell research. The Company accounts for this investment under the equity method. The Company previously recorded equity in losses of affiliate until the investment balance was zero and only goodwill remained. The investment was reviewed annually to determine if an other than temporary impairment exists. During the fourth quarter of 2015, the Company discovered evidence that lead management to believe that an other than temporary impairment existed as of November 30, 2015 and wrote off the investment balance of $684,000 as of November 30, 2015.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update removes Step 2 from the goodwill impairment test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In December 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. We elected to early adopt the standard on the prospective basis effective November 30, 2016, and all deferred tax assets and liabilities are classified as non-current beginning with fiscal year 2016.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplified the presentation of debt issuance costs by requiring the debt issuance costs to be presented as a deduction from the corresponding debt liability. This standard became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this standard effective fiscal year ending November 30, 2016 and debt issuance costs incurred during the fiscal year are being presented as a deduction against our note payable within the Company’s consolidated balance sheets and related disclosures.

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2016 and 2015

Consolidated Statements of Comprehensive (Loss) Income For the Years Ended November 30, 2016 and 2015

Consolidated Statements of Cash Flows For the Years Ended November 30, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit For the Years Ended November 30, 2016 and 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheet of Cryo-Cell International, Inc. and subsidiaries (the “Company”) as of November 30, 2016, and the related consolidated statements of comprehensive (loss) income, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Cryo-Cell International, Inc. has elected to change its method of accounting for the classification of income tax balances as of November 30, 2016 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ PORTER KEADLE MOORE, LLC

Atlanta, Georgia

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheet of Cryo-Cell International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of November 30, 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Tampa, Florida
February 29, 2016

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$3,499,881	$4,152,162
Restricted cash	—	204,344
Marketable securities	624,223	610,424
Accounts receivable (net of allowance for doubtful accounts of $2,278,862 and $2,067,130, respectively)	4,052,728	3,058,379
Deferred tax assets, current portion	—	1,336,000
Prepaid expenses	395,501	427,819
Inventory, net	361,142	475,608
Other current assets	78,448	88,392

Total current assets	9,011,923	10,353,128

Property and Equipment-net	979,463	879,070

Other Assets
Intangible assets, net	261,000	516,328
Goodwill	—	1,777,822
Deferred tax assets	9,260,582	5,930,987
Deposits and other assets, net	25,500	40,611

Total other assets	9,547,082	8,265,748

Total assets	$19,538,468	$19,497,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,485,430	$1,328,619
Accrued expenses	2,554,330	2,005,351
Current portion of note payable	2,000,000	307,420
Deferred revenue	7,071,924	6,782,562

Total current liabilities	13,111,684	10,423,952

Other Liabilities
Deferred revenue, net of current portion	12,596,292	10,869,218
Note payable, net of current portion and debt issuance costs	7,819,750	868,947
Long-term liability - revenue sharing agreements	1,425,000	2,300,000

Total other liabilities	21,841,042	14,038,165

Total liabilities	34,952,726	24,462,117

Commitments and contingencies (Note 15)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,504,464 issued and 6,789,596 outstanding as of November 30, 2016 and 12,260,340 issued and 9,010,322 outstanding as of November 30, 2015)	125,044	122,603
Additional paid-in capital	30,340,573	28,530,368
Treasury stock, at cost	(19,124,492)	(8,318,083)
Accumulated other comprehensive income	34,408	169,932
Accumulated deficit	(26,789,791)	(25,468,991)

Total stockholders’ deficit	(15,414,258)	(4,964,171)

Total liabilities and stockholders’ deficit	$19,538,468	$19,497,946

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	November 30,	November 30,
	2016	2015
Revenue:
Processing and storage fees	$21,771,600	$19,620,138
Licensee and royalty income	1,006,319	1,000,000
Product revenue	350,128	471,293

Total revenue	23,128,047	21,091,431

Costs and Expenses:
Cost of sales	5,774,800	5,630,865
Selling, general and administrative expenses	14,722,794	12,389,452
Impairment of goodwill and intangible assets	1,989,089	—
Research, development and related engineering	53,097	45,780
Depreciation and amortization	154,673	92,110

Total costs and expenses	22,694,453	18,158,207

Operating Income	433,594	2,933,224

Other Income (Expense):
Other expense	(14,671)	22,993
Interest expense	(947,340)	(1,303,872)
Impairment of investment in Saneron	—	(684,000)
Gain on extinguishment of debt	300,593	—
Loss on extinguishment of revenue sharing agreement	(2,252,388)	—

Total other expense	(2,913,806)	(1,964,879)

(Loss) Income before equity in losses of affiliate and income tax expense	(2,480,212)	968,345

Equity in losses of affiliate	—	(18,824)

(Loss) Income before income tax expense	(2,480,212)	949,521
Income tax benefit	1,159,412	7,156,822

Net (Loss) Income	$(1,320,800)	$8,106,343

Net (loss) income per common share - basic	$(0.16)	$0.85

Weighted average common shares outstanding - basic	8,112,791	9,537,607

Net (loss) income per common share - diluted	$(0.16)	$0.83

Weighted average common shares outstanding - diluted	8,112,791	9,795,579

Other Comprehensive (Loss) Income
Unrealized (loss) gain on marketable securities (net of tax)	$(135,524)	$169,932

Comprehensive (Loss) Income	$(1,456,324)	$8,276,275

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2016	2015
Net (loss) income	$(1,320,800)	$8,106,343
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	286,650	241,208
Impairment of investment in Saneron	—	684,000
Impairment of goodwill and intangible assets	1,989,089	—
Compensatory element of stock options	1,772,306	602,978
Provision for doubtful accounts	630,113	699,682
Equity in losses of affiliate	—	18,824
Gain on extinguishment of debt	(300,593)	—
Loss on extinguishment of revenue sharing agreements	2,252,388	—
Deferred income tax benefit	(1,911,828)	(7,369,513)
Amortization of debt issuance costs	48,435	—
Changes in assets and liabilities:
Accounts receivable	(1,624,462)	313,936
Prepaid expenses	32,318	178,935
Inventory	114,466	117,231
Other current assets	9,944	(29,008)
Deposits and other assets, net	15,111	11,243
Accounts payable	329,560	335,709
Accrued expenses	648,842	(540,246)
Deferred revenue	2,016,436	1,480,140

Net cash provided by operating activities	4,987,975	4,851,462

Cash flows from investing activities:
Release of restricted cash held in escrow	204,344	(203)
Purchases of property and equipment	(342,982)	(108,480)
Purchase of Prepacyte	—	(375,374)
Purchases of marketable securities and other investments, net	(231,090)	(235,292)

Net cash used in investing activities	(369,728)	(719,349)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(3,400,000)	—
Treasury stock purchases	(10,806,409)	(3,205,435)
Repayments of note payable	(1,509,107)	(123,633)
Proceeds from the exercise of stock options	40,340	69,850
Proceeds from note payable	10,783,433	—
Issuance costs associated with the proceeds from the note payable	(378,785)	—

Net cash used in financing activities	(5,270,528)	(3,259,218)

Decrease in cash and cash equivalents	(652,281)	872,895

Cash and cash equivalents - beginning of period	4,152,162	3,279,267

Cash and cash equivalents - end of period	$3,499,881	$4,152,162

Supplemental non-cash investing activities:
Unrealized (loss) gain on marketable securities	$(135,524)	$169,932

Increase of note payable in connection with the purchased business	$—	$1,300,000

Assumption of accrued expenses in connection with the purchased business	$—	$423,504

Decrease in prepaid expenses in connection with the purchased business	$—	$104,000

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at November 30, 2014	11,921,285	$119,213	$27,842,106	$(5,112,648)	$—	$(33,575,334)	$(10,726,663)
Common stock issued	339,055	$3,390	$66,460				$69,850
Compensatory element of stock options			621,802				621,802
Unrealized gain on available for sale securities					169,932		169,932
Treasury Stock				(3,205,435)			(3,205,435)
Net income						8,106,343	8,106,343

Balance at November 30, 2015	12,260,340	$122,603	$28,530,368	$(8,318,083)	$169,932	$(25,468,991)	$(4,964,171)

Common stock issued	244,124	2,441	37,899				40,340
Compensatory element of stock options			1,772,306				1,772,306
Unrealized loss on available for sale securities					(135,524)		(135,524)
Treasury Stock				(10,806,409)			(10,806,409)
Net loss						(1,320,800)	(1,320,800)

Balance at November 30, 2016	12,504,464	$125,044	$30,340,573	$(19,124,492)	$34,408	$(26,789,791)	$(15,414,258)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2016 and 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is located in Oldsmar, Florida. The Company is organized in two reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use and the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers, and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues recognized for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2016 and 2015, the Company had an interest of approximately 33% and 33%, respectively, in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2016 and 2015 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2016, and 2015 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

During 2016 and 2015, there were no concentration of risks.

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

The Company records revenue from the sale of the PrepaCyte CB product line upon shipment of the product to the Company’s customers.

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

In addition to the license fee, the Company earns processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive (loss) income. As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity date of three months or less at the time of purchase.

Restricted Cash

The Company’s bank provided a Letter of Credit in favor of a company that provided third-party financing to the Company’s clients. As a requirement to issue the Letter of Credit, the Company’s bank required that $200,000 of cash be designated restricted, accordingly, the Company had a certificate of deposit with a principal balance of $200,000 as of November 30, 2015. During fiscal year 2016, the Company redeemed the certificate of deposit and received $204,000 which represented the principal and interest balance.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment as of November 30, 2016 and November 30, 2015, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CMDG (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the PrepaCyte CB reporting segment level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The annual impairment assessment is performed during the fourth quarter and at other times if an event occurs or indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting segment is less than its carrying amount. If we conclude it is more likely than not that the fair value of goodwill is less than its carrying amount, a quantitative impairment test is performed. During the third quarter of fiscal 2016, the Company determined that there were sufficient indicators to trigger an impairment analysis. During the fourth quarter of fiscal 2016, the Company performed its annual impairment analysis. The Company concluded that an impairment of the PrepaCyte CB reporting segment existed during the third and fourth quarters of fiscal 2016 and a goodwill impairment charge of $1,777,822 was recorded as of November 30, 2016.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2016 and 2015 the Company had no uncertain tax provisions and therefore no provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income. Total advertising expense for the fiscal years ended November 30, 2016 and 2015 was approximately $1,186,000 and $756,000, respectively.

Rent Expense

Rent is expensed on a straight-line basis over the term of the lease and is included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income. All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company believes that the fair value of its Revenue Sharing Agreements (”RSA”) liability recorded on the balance sheet is between the recorded book value and up to the Company’s previous settlement experience, due to the various terms and conditions associated with each RSA.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2016 and 2015, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements
	November 30,	at November 30, 2016 Using
Description	2016	Level 1	Level 2	Level 3
Assets:
Trading securities	$304,142	$304,142	—	—
Available-for-sale securities	320,081	320,081	—	—

Total	$624,223	$624,223	—	—

	Fair Value at	Fair Value Measurements
	November 30,	at November 30, 2015 Using
Description	2015	Level 1	Level 2	Level 3
Assets:
Trading securities	$136,798	$136,798	—	—
Available-for-sale securities	473,626	473,626	—	—

Total	$610,424	$610,424	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($17,000) and ($1,600) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive (loss) income for the twelve months ended November 30, 2016 and 2015.

Available-for-sale securities – During the second quarter of fiscal 2015, management reevaluated its marketable securities and determined that there was a change in certain securities from trading to available-for-sale classification. These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive (loss) income. For available-for-sale securities, there was ($136,000) and $170,000 in unrealized holding (loss) gains, net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive (loss) income for the years ended November 30, 2016 and 2015. Additionally, there was $0 and $24,000 in realized losses and gains on the disposition of available for sale securities recorded in other income and expense on the accompanying consolidated statements of comprehensive (loss) income for the years ended November 30, 2016 and November 30, 2015, respectively.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2016 and November 30, 2015 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

(Loss) Income per Common Share

Basic (loss) income per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net (loss) income per share is as follows:

	November 30, 2016	November 30, 2015
Numerator:
Net (Loss) Income	($1,320,800)	$8,106,343
Denominator:
Weighted-average shares outstanding-basic	8,112,791	9,537,607
Dilutive common shares issuable upon exercise of stock options	—	257,972

Weighted-average shares-diluted	8,112,791	9,795,579

(Loss) Income per share:
Basic	($0.16)	$0.85

Diluted	($0.16)	$0.83

For the year ended November 30, 2016, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2015, the Company excluded the effect of 225,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2016, the Company has two stock-based employee compensation plans, which are described in Note 13 to the consolidated financial statements. The Company’s most recent stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $1,772,000 and $603,000 for the years ended November 30, 2016 and November 30, 2015, respectively, of stock compensation expense.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update removes Step 2 from the goodwill impairment test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In December 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash. This update clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. We elected to early adopt the standard on the prospective basis effective November 30, 2016, and all deferred tax assets and liabilities are classified as non-current beginning with fiscal year 2016.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplified the presentation of debt issuance costs by requiring the debt issuance costs to be presented as a deduction from the corresponding debt liability. This standard became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this standard effective fiscal year ending November 30, 2016 and debt issuance costs incurred during the fiscal year are being presented as a deduction against our note payable within the Company’s consolidated balance sheets and related disclosures.

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

Note 2 – Acquisition

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with CytoMedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business, including the PrepaCyte CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction has been accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. As part of the closing, Cryo-Cell paid $861,783 as required per the Disbursement of Funds Schedule in the Amendment No. 1 to Asset Purchase Agreement (‘Amended APA’) dated June 30, 2015 with CMDG, dated June 30, 2015 and a prepayment for inventory of $104,000 paid by the Company to CMDG during the second quarter of fiscal 2015 was applied to the purchase. On September 30, 2015, $662,500 was due to be paid to CMDG. A portion of the amount due on September 30, 2015 ($225,000) was contingent on the number of the Company’s new clients choosing to have their umbilical cord blood processed using the PrepaCyte CB product during the months of July, August and September, 2015. This amount was reduced to $149,175. On September 30, 2015, the Company paid $586,675 in accordance with the APA. In connection with the Acquisition, the Company incurred approximately $22,000 in transaction costs, which were included in selling, general and administrative expenses.

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

On June 30, 2015, the Company entered into a note payable in the amount of $1,300,000 in connection with the APA, which the Company paid in full on April 22, 2016 (Note 6).

The operating results of PrepaCyte CB have been included in the consolidated statements of comprehensive (loss) income since the date of acquisition.

Note 3 – Inventory

Inventory has been pledged as collateral on the note payable incurred in connection with the APA (Note 2). The components of inventory at November 30, 2016 and November 30, 2015 are as follows:

	2016	2015
Raw materials	$9,100	$9,041
Work-in-process	—	134,727
Finished goods	261,000	282,152
Collection kits	98,760	57,406
Inventory reserve	(7,718)	(7,718)

Total inventory	$361,142	$475,608

Note 4– Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CMDG (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 30, 2016, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

During the third quarter of fiscal 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. Goodwill is included in the PrepaCyte CB reporting segment and the indicators included, among other factors: (1) decline in projected revenues, (2) decline in forecasted cash flows, and (3) loss of a key customer.

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

Step two involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. As a result of the analysis, the Company concluded that an impairment of the PrepaCyte CB reporting segment existed as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded a goodwill impairment charge of $1,666,430 as of August 31, 2016.

The annual impairment assessment was performed as of September 30, 2016. The Company concluded that there was an additional impairment of the PrepaCyte CB reporting segment as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded an additional goodwill impairment charge of $111,392 as of November 30, 2016.

As of November 30, 2016, and November 30, 2015, goodwill is reflected on the consolidated balance sheets at $0 and $1,777,822, respectively.

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

During the quarter ended August 31, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis (Note 4). The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset per ASC 360, Property, Plant and Equipment. As a result of the Company’s two-step impairment analysis, an impairment of intangible assets within the PrepaCyte CB reporting segment, license agreement and customer relationships, existed and an intangible asset impairment charge of $211,267 was recorded as of August 31, 2016.

Intangible assets were as follows as of November 30, 2016 and 2015:

	Useful lives	November 30, 2016	November 30, 2015
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(9,937)	(8,075)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	—
Less: Accumulated amortization		(60,194)	(17,917)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	—
Less: Accumulated amortization		(3,172)	(3,250)

Net Intangible Assets		$261,000	$516,238

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Years ending November 30:
2017		$28,884
2018		$28,884
2019		$28,884
2020	.$	28,645
2021		$28,645
Thereafter		$117,058

Total		$261,000

Amortization expense of intangibles was approximately $44,000 and $23,000 for the twelve months ended November 30, 2016 and November 30, 2015, respectively.

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

On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. Prior to making the payment in full, the Company made payments totaling $269,443 pursuant to the terms of the original APA and Promissory Note. The remaining principal balance of the note payable is $0 and $1,176,367 and is reflected on the accompanying balance sheets as of November 30, 2016 and November 30, 2015, respectively. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as gain on extinguishment of debt for the twelve months ended November 30, 2016 on the accompanying consolidated statements of comprehensive (loss) income.

As of the twelve months ended November 30, 2016, the Company recognized $22,265 of interest expense related to the note payable.

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 17. As of November 30, 2016, principal paid to date is $633,000. As of November 30, 2016, the Company paid interest of $164,799, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 is payable. As of November 30, 2016, the Company paid interest of $42,250 which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2016, $48,435 of the debt issuance costs have been amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

As of November 30, 2016, the note payable obligation was as follows:

November 30, 2016
Note payable	$10,150,100
Unamortized debt issuance costs	(330,350)

Net note payable	$9,819,750

Current portion of note payable	$2,000,000
Long-term note payable, net of debt issuance costs	7,819,750

Total	$9,819,750

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2017	$2,000,000
2018	2,000,000
2019	2,000,000
2020	2,000,000
2021	2,150,100

Total	$10,150,100

Interest expense on the note payable for the years ended November 30, 2016 was as follows:

November 30, 2016
Interest expense on notes payable	$229,314
Debt issuance costs	48,435

Total interest expense	$277,749

Note 7– Segment Reporting

During the third quarter of fiscal 2015, the Company purchased certain assets and assumed certain liabilities and contracts that CytoMedical used in the operation of its cord blood business (See Note 2). The Company evaluated and determined that this acquisition qualifies as a separate segment.

The Company is organized in two reportable segments:

1.	The cellular processing and cryogenic storage of umbilical cord blood and cord tissue stem cells for family use. Revenue is generated from the initial processing and testing fees and the annual storage fees charged each year for storage (the “Umbilical cord blood and cord tissue stem cell service”).

2.	The manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells. Revenue is generated from the sales of the PrepaCyte CB units (the “PrepaCyte CB”).

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense), other comprehensive income, and assets for the years ended November 30, 2016 and 2015:

	For the years ended November 30,
	2016	2015
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$22,777,919	$20,620,138
PrepaCyte CB	350,128	471,293

Total net revenue	$23,128,047	$21,091,431

Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$5,446,126	$5,276,125
PrepaCyte CB	328,674	354,740

Total cost of sales	$5,774,800	$5,630,865

Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,447,160	$2,842,957
PrepaCyte CB	(2,013,566)	90,267

Total operating profit	$433,594	$2,933,224

Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$240,916	$218,568
PrepaCyte CB	45,735	22,640

Total depreciation and amortization	$286,651	$241,208

Interest expense:
Umbilical cord blood and cord tissue stem cell service	$925,075	$1,277,815
PrepaCyte CB	22,265	26,057

Total interest expense	$947,340	$1,303,872

Income tax benefit (expense):
Umbilical cord blood and cord tissue stem cell service	$1,141,823	$7,166,789
PrepaCyte CB	17,589	(9,967)

Total income tax benefit (expense)	$1,159,412	$7,156,822

Other comprehensive (loss) income:
Umbilical cord blood and cord tissue stem cell service	$(135,524)	$169,932
PrepaCyte CB	—	—

Total other comprehensive (loss) income	$(135,524)	$169,932

Assets:
Umbilical cord blood and cord tissue stem cell service	$18,960,261	$16,697,621
PrepaCyte CB	578,207	2,800,325

Total assets	$19,538,468	$19,497,946

NOTE 8- ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2016 and 2015:

December 1, 2014	$1,976,966
Bad Debt Expense	699,682
Write-offs	(995,716)
Recoveries	386,198

November 30, 2015	2,067,130
Bad Debt Expense	630,113
Write-offs	(791,434)
Recoveries	373,053

November 30, 2016	2,278,862

NOTE 9 - INVESTMENTS IN AFFILIATES.

As of November 30, 2016 and November 30, 2015, the Company had an ownership interest of approximately 33% and 33%, respectively, in Saneron, which is accounted for under the equity method. As of November 30, 2016 and November 30, 2015, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets is $0. During 2015 management reviewed the Saneron investment to determine if there were any indicators that would imply that the investment was impaired. Based on management’s review, there was evidence of a loss in value in the fourth quarter of 2015 and the Company impaired the net Saneron investment, resulting in a charge of approximately $684,000. The main factors that led to this decision included a decline in grant funding, reduction in employees, and the inability to sustain research activities due to lack of funding. Without the ability to perform current and future research activities, management believes the carrying amount of the investment is impaired and not recoverable.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments through November 30, 2016.

Equity in losses of affiliate for the years ended November 30, 2016 and November 30, 2015 consists of $0 and $19,000, respectively, which solely related to certain stock and warrant awards in Saneron common stock that were granted by Saneron at below fair value to certain employees, consultants and members of Saneron management who represent owners of Saneron and serve on its board of directors.

NOTE 10 - PROPERTY AND EQUIPMENT.

The major classes of property and equipment are as follows:

	2016	2015
Furniture and equipment	$4,987,623	$4,689,763
Leasehold improvements	1,169,232	1,169,232
Computer software – internal use	1,194,039	1,154,027

	7,350,894	7,013,022

Less: Accumulated Depreciation	(6,371,431)	(6,133,952)

Total Property and Equipment	$979,463	$879,070

Depreciation expense was approximately $243,000 in fiscal 2016 and approximately $218,000 in fiscal 2015 of which approximately $132,000 and $149,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive (loss) income.

NOTE 11 - ACCRUED EXPENSES.

Accrued expenses are as follows:

	November 30,
	2016	2016
Professional fees	$32,210	$61,971
Payroll and payroll taxes (1)	1,267,818	820,268
Interest expense	586,646	820,436
General expenses	223,955	302,676
Federal and state taxes	443,701	—

	$2,554,330	$2,005,351

(1) –	Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2016 and November 30, 2015.

NOTE 12—INCOME TAXES.

The Company recorded the following income tax provision for the years ended November 30, 2016 and 2015.

	2016	2015
Current:
Federal	$432,000	$—
State	212,000	63,000
Foreign	109,000	150,000

Subtotal	753,000	213,000
Deferred:
Federal	(1,662,000)	(6,761,000)
State	(250,000)	(609,000)
Foreign	—	—

Subtotal	(1,912,000)	(7,370,000)

Income Tax (Benefit) Expense	$(1,159,000)	$(7,157,000)

As of November 2016 and 2015 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

2016
Total Non-current
Tax Assets:
Deferred Income (Net of Discounts)	$4,917,000
NOL’s, Credits, and Other Carryforward Items	459,000
Tax Over Book Basis in Unconsolidated Affiliate	1,678,000
Accrued Payroll	68,000
Reserves and Other Accruals	1,416,000
Stock Compensation	433,000
Depreciation and Amortization	616,000
RSA Buy-out	1,996,000

Total Assets:	11,583,000

Tax Liabilities:
Unrealized Gains on AFS Securities	(21,000)

Total Liabilities:	(21,000)
Less: Valuation Allowance	(2,301,000)

Net Deferred Tax Asset	9,261,000

	2015
	Current	Non-current	Total
Tax Assets:
Deferred income (Net of Discounts)	$218,000	$4,406,000	$4,624,000
NOL’s, credits, and other carryforward items	—	1,137,000	1,137,000
Tax over book basis in unconsolidated affiliate	—	1,686,000	1,686,000
Accrued payroll	55,000	—	55,000
Reserves and other accruals	1,063,000	—	1,063,000
Stock compensation	—	618,000	618,000
Depreciation and Amortization	—	7,000	7,000
RSA Buy-out	—	810,000	810,000

Total Assets:	1,336,000	8,664,000	10,000,000

Tax Liabilities:
Unrealized gains on AFS securities		(103,000)	(103,000)

Total Liabilities:		(103,000)	(103,000)
Less: Valuation Allowance		(2,630,000)	(2,630,000)

Net Deferred Tax Asset	$1,336,000	$5,931,000	7,267,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2016 and November 30, 2015, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($329,000) and ($7,887,000) during the years ended November 30, 2016 and 2015, respectively. As of November 30, 2015, we had a valuation allowance against our deferred tax assets of $9,897,000. The 2015 change was primarily a result of NOL usage and assets relating to deferred revenue. The change for year ended November 30, 2016 was primarily a result of Nyberg’s RSA Buy Out, impairment of the PrepaCyte’s intangible assets, and a partial release of the valuation allowance.

During the last quarter of the year ended November 30, 2016, the Company bought out a revenue sharing agreement extinguishing $875,000 of their RSA deferred tax asset and capitalizing the full amount of $3,400,000 to be amortized over the next fifteen years. Positive evidence exists for the realization of the deferred tax asset further allowing the company to release the $875,000, tax effected at $329,000, from their valuation allowance for the current year.

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

The positive evidence that weighed in favor of releasing the allowance as of November 30, 2016 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	Identifiable sources of future income relating to the Company’s deferred revenue accounts.

•	Certainty as to the amount available of deferred tax assets and nature in which the deferred tax assets reverse;

•	Profitability for years ended November 30, 2014 and 2015 and our expectations regarding the sustainability of these profits;

•	The Company’s three-year cumulative position as of November 30, 2016; and

•	The Company’s taxable income projection for fiscal years ending November 30, 2017, 2018 and 2019.

As of August 31, 2015, we concluded that the positive evidence in favor of releasing the allowance outweighed the negative evidence against releasing the allowance and that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to the foreign tax credit carryforwards, investment in Saneron CCEL Therapeutics, Inc., capital loss carryforwards, and deferred revenue: RSA, would be realized. Further positive evidence and analysis as of November 30, 2016 allowed the Company to conclude that an additional amount of the valuation allowance to be released relating to the Nyberg RSA Buy Out and therefore the only valuation allowance as of year-end was for the investment in Saneron CCEL Therapeutics, Inc., capital loss carryforwards, and deferred revenue: RSA.

The Company has utilized all of its unused net operating losses available for carryforward as of November 30, 2016 to offset future federal taxable income. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change”. Such an “ownership change” as described in Section 382 of the Internal Revenue code may limit the Company’s utilization of its net operating loss carryforwards. An analysis has been performed on the net operating loss carryforwards as of November 30, 2016 and it has been concluded that no ownership changes have occurred through November 30, 2016 which would potentially limit the utilization of the net operating losses.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30, 2016
	2016	%	2015	%
Tax at Federal Statutory Rate	(880,000)	34.0	272,000	34.0
State Income Tax Effect	(94,000)	3.6	29,000	3.6
Change in Valuation Allowance	—	0.0	264,000	33.0
Valuation Allowance Release	(329,000)	(12.7)	(8,151,000)	(1,019.5)
Permanent Disallowances	184,000	(7.3)	160,000	20
Other	(40,000)	1.6	269,000	33.6
Foreign tax credits	(109,000)	4.3	(150,000)	(18.8)
Foreign tax withholding	109,000	(4.3)	150,000)	18.8

Total income taxes	$(1,159,000)	44.7	$(7,157,000)	(895.3)

The Company adopted the accounting standard for uncertain tax positions, ASC 740-10, on December 1, 2007. As required by the standard, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were no uncertain tax positions as of November 30, 2016 and 2015.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2016 and 2015, the Company had no provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2016:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2012 - 2015	For the Year Ended November 30, 2014
United States – Various States	2011 - 2015	N/A

NOTE 13 - STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2016, the Company issued 23,399 common shares to option holders who exercised options for $40,340. During the year ended November 30, 2015, the Company issued 35,000 common shares to option holders who exercised options for $69,850.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2016 and November 30, 2015, there were 572,281 and 568,930 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2016, there were 226,929 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of November 30, 2016, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 630,970 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2015, there were 400,000 service-based options issued, 129,729 service-based restricted common shares granted, 203,403 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2016, there were 1,053,332 shares available for future issuance under the 2012 Plan.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2016 and November 30, 2015 are as follows:

	2016	2015
Weighted average values:
Expected dividends	0%	0%
Expected volatility	66.39%	75.50%
Risk free interest rate	1.22%	1.57%
Expected life	5.6 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2016, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2015	968,930	$2.17	5.01	$1,095,525

Granted	204,729	3.19		217,249
Exercised	(23,399)	1.72		51,384
Expired/forfeited	(8,250)	2.18		17,040

Outstanding at November 30, 2016	1,142,010	$2.36	4.99	$2,157,112

Exercisable at November 30, 2016	1,044,604	$2.28	4.66	$2,055,492

The weighted average grant date fair value of options granted during the years ended November 30, 2016 and November 30, 2015 was $1.86 and $1.90, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2016 or November 30, 2015, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2016 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted
		Average
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	441,781	4.74	$1.72	441,781	$1.72
$2.01 to $3.00	473,000	3.51	$2.57	473,000	$2.57
$3.01 to $4.00	227,229	8.57	$3.18	129,823	$3.16

	1,142,010	4.99	$2.36	1,044,604	$2.28

A summary of the status of the Company’s non-vested options as of November 30, 2016, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2015	15,003	$1.90

Granted	204,729	1.86
Vested	(122,326)	1.88
Forfeited	—	—

Non-vested at November 30, 2016	97,406	$1.84

As of November 30, 2016, there was approximately $155,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .97 years as of November 30, 2016. The total fair value of options vested during the fiscal year ended November 30, 2016 was approximately $230,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the fiscal years ended November 30, 2016 and November 30, 2015.

As of November 30, 2016 and November 30, 2015, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on

December 1, 2014 and the remaining 1/3 on December 1, 2015. As of November 30, 2016 and November 30, 2015, these shares are fully vested. As of November 30, 2016 and November 30, 2015, there was $0 of total unrecognized compensation cost related to these shares of restricted common stock.

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

As of November 30, 2015, certain market and performance thresholds were met during fiscal year 2015 and the Board agreed to grant David Portnoy and Mark Portnoy 118,117 and 102,711 shares of restricted common shares, respectively. The fair value of the shares with a grant date during the 2015 fiscal year was approximately $336,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income for the year ended November 30, 2015. There was approximately $242,000 of total unrecognized compensation cost as of November 30, 2015 which was recognized during the first quarter of fiscal year 2016 as the Board granted certain subjective performance shares with a grant date during the 2016 fiscal year and these costs are reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income as of November 30, 2016.

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 shares of common stock. Based upon the performance measures being attained, the Company will grant a total of 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares to be granted is approximately $1,252,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income for the year ended November 30, 2016. There was $0 of total unrecognized compensation cost as of November 30, 2016.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016. The Amendment states if Executive is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. Based upon performance measures being attained, the Company will grant a total of 19,620 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $31,747 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income for the year ended November 30, 2016. There was $45,900 of total unrecognized compensation cost as of November 30, 2016.

Preferred Stock Rights Plan

On November 26, 2014, the Board of Directors of the Company declared a dividend payable December 5, 2014 of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (a “Common Share”) outstanding as of the close of business on December 5, 2014 (the “Record Date”) and authorized the issuance of one Right for each additional Common Share that becomes outstanding between the Record Date and the earliest of the close of business on the Distribution Date, the Redemption Date , and the close of business on the Final Expiration Date, and for certain additional Common Shares that become outstanding after the Distribution Date, such as upon the exercise of stock options or conversion or exchange of securities or notes.

Rights were to be issued pursuant to a Rights Agreement dated as of December 5, 2014 (the “Rights Agreement”), between the Company and Continental Stock and Transfer Trust, as Rights Agent (the “Rights Agent”). The Rights were not intended to prevent an acquisition of the Company that the Board of Directors of the Company considers favorable to and in the best interests of all shareholders of the Company. Rather, because the exercise of the Rights may cause substantial dilution to an Acquiring Person unless the Rights are redeemed by the Board of Directors before an acquisition transaction, the Rights Agreement ensures that the Board of Directors has the ability to negotiate with an Acquiring Person on behalf of unaffiliated shareholders.

The Rights Agreement was to expire on December 5, 2017, unless earlier redeemed, exchanged, terminated, or unless the expiration date is extended. Effective October 31, 2016, the Company terminated the Rights Agreement through an Amendment to Rights Agreement (“Rights Amendment”) which revised the termination date of the Rights Agreement. Pursuant to the Rights Amendment, the termination of the Rights Agreement was effective October 31, 2016.

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

The Company changed the methodology used to record the processing and storage royalty income during fiscal year 2015 from recognizing royalty income based on historical estimates of specimens processed and stored to utilizing actual specimens processed and stored. The change increased licensee and royalty income by $322,353 in the fourth quarter of fiscal 2015. The Company accounted for this change as a change in accounting estimate.

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of November 30, 2016, Lifecell has paid the Company $5.1 Million for royalties due under the terms of the License and Royalty Agreement.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.`

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2016 and 2015. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive (loss) income.

	For the years ended November 30,
	2016			2015
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total
India	—	1,006,319	1,006,319	—	1,000,000	1,000,000
Total	$—	$1,006,319	$1,006,319	$—	$1,000,000	$1,000,000

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

Rent charged to operations was $288,832 and $260,272 for the fiscal years ended November 30, 2016 and 2015, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2017	$228,651
2018	$229,038
2019	$19,087

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $27,120. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2018.

Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2016.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleged breaches of fiduciary duties and sought appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014, violated Section 141(k) of the Delaware General Corporation Law relating to the removal of directors. The plaintiff amended the complaint on March 4, 2016 to remove the breach of fiduciary duty count and to move forward only on its claim that one provision of the Bylaws violated Section 141(k). On March 18, 2016, the Company announced that the Board of Directors had amended the Bylaw in question. Plaintiff filed a stipulation dismissing the action as moot on June 2, 2016. The Court retained jurisdiction to hear plaintiff’s request for $200,000 in attorneys’ fee associated with mooting the litigation. The Court heard arguments on plaintiff’s request for attorneys’ fees on September 29, 2016. On October 7, 2016, the Court issued its order awarding Plaintiff $50,000 in attorneys’ fees and expenses which is reflected in the accompanying consolidated statements of comprehensive (loss) income. The Company’s maximum deductible under its Directors and Officers insurance policy for this claim was $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. On July 27, 2016 the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, the Company made a payment of $3,400,000 (the “Settlement Payment”) on August 26, 2016. In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to the lawsuit, will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs (see Note 17).

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

NOTE 16 - RETIREMENT PLAN

The Company maintains a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2016 and November 30, 2015, the Company made matching contributions of approximately $121,000 and $114,000, respectively, to the 401(k) Plan.

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

The Company made total payments to all RSA holders of $666,138 and $796,759 for the fiscal years ended November 30, 2016 and 2015, respectively. The Company recorded an RSA accrual of $546,229 and $820,436 as of November 30, 2016 and 2015, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial. The Company also recorded interest expense of $669,590 and $1,277,815 for the fiscal years ended November 30, 2016 and 2015, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

Extinguishment of RSAs

On July 27, 2016, the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, on August 26, 2016, the Company made a one-time lump-sum payment in the amount of $3.4 million (the “Settlement Payment”). In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to a lawsuit (see Note 15), will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “FL and TX RSAs”) terminated their rights to these interests in the FL and TX RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the FL and TX RSAs. Pursuant to the terms of the Agreement, the Nybergs no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the states of Florida and Texas, including all rights to any storage revenues generated and unpaid prior to the date of the Agreement including entitlements that were due for the quarter ended May 31, 2016. The payment amount of $3.4 million was offset by the carrying amount of the long-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the twelve months ended November 30, 2016.

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

NOTE 18 –SHARE REPURCHASE PLAN

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

As of November 30, 2016, the Company had repurchased an aggregate of 5,713,171 shares of the Company’s common stock, inclusive of the shares that were accepted as part of the tender offer for the Stock Purchase Agreement with Ki Yond Choi and Michael Cho, at an average price of $3.35 per share through open market and privately negotiated transactions. The Company purchased 2,463,850 and 1,034,210 shares of the Company’s common stock during the twelve months ended November 30, 2016 and November 30, 2015, respectively, at an average price of $4.39 per share and $3.10 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2016 and November 30, 2015. As of November 30, 2016 and November 30, 2015, 5,714,868 and 3,249,790 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 13,401 shares of the Company’s common stock at an average price of $4.48 per share through open market and privately negotiated transactions.

NOTE 19 – RELATED PARTY TRANSACTIONS

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Chief Executive Officer Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy and to PartnerCommunity, Inc. The Company’s Chairman and Co-Chief Executive Officer, David Portnoy, serves as the Chairman of the Board of PartnerCommunity, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 15, 2016, upon recommendation and approval of the Company’s Board of Directors and Audit Committee, the Company notified Grant Thornton LLP that Grant Thornton was being dismissed as the Company’s independent registered public account firm effective March 15, 2016. The Company filed a Current Report on Form 8-K on March 18, 2016.

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

The Company has not made an amended 8-K filing with respect to the Current Reports on Form 8-K that was filed on July 16, 2015 to announce the acquisition of PrepaCyte CB. Accordingly, the Company is not deemed a timely filer. Management intends to subsequently make this amended 8-K filing to include the required pre-acquisition financial statements of PrepaCyte CB as well as the required pro forma financial information.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2016. As previously disclosed in the Company’s 10-Q filed October 15, 2015, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions and related documentation thereof. The Company’s control over non-routine transactions was not conducive to identify certain items with sufficient precision.

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

The Company has not made an amended 8-K filing with respect to the Current Reports on Form 8-K that was filed on July 16, 2015 to announce the acquisition of PrepaCyte CB. Accordingly, the Company is not deemed a timely filer. Management intends to subsequently make this amended 8-K filing to include the required pre-acquisition financial statements of PrepaCyte CB as well as the required pro forma financial information.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2015 and were remediated during the quarters ended May 31, 2016 and August 31, 2016.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 54, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 53, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North

Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 57, has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 63, has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston, Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent. We believe that Mr. Gaines’ business consulting experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Harold D. Berger, age 53, has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, age 47, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 44, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2016, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal year ended November 30, 2016 and November 30, 2015 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2016 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option and Restricted Common Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
David Portnoy Co-Chief Executive Officer	2016 2015	$ $	390,000 325,000	$ $	382,933 236,989	$ $	887,129 294,375	$ $	0 0	$ $	0 0	$ $	1,660,062 856,364

Mark Portnoy Co-Chief Executive Officer	2016 2015	$ $	330,000 275,000	$ $	324,020 200,529	$ $	769,353 255,355	$ $	0 0	$ $	0 0	$ $	1,423,373 730,884

Jill M. Taymans Vice President Finance, Chief Financial Officer	2016 2015	$ $	177,852 177,852	$ $	9,000 9,000	$ $	12,879 0	$ $	0 0	$ $	0 0	$ $	199,731 186,852

Oleg Mikulinsky Chief Information Officer	2016 2015	$ $	210,000 165,000	$ $	20,596 0	$ $	58,897 12,446	$ $	0 0	$ $	0 0	$ $	289,493 177,446

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2016 and 2015. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 13, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the Compensation Committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal 2016 the Company’s Co-CEOs and Chief Information Officer were entitled to a cash bonus equal to 8.33% of base salary times the number of the six performance targets achieved. In fiscal 2016, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on net revenue as of November 30, 2016, of $21,355,962, $22,355,962 and $23,355,962, respectively, and the Company’s adjusted net income as of November 30, 2017 of $3,161,905, $3,328,325 and $3,494,737, respectively. The third criteria for cash bonuses to the Co-CEOs and Chief Information Officer consist of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2016 and payable to the Co-CEO’s, Chief Information Officer and Chief Financial Officer totaling $382,933, $324,020, $20,596 and $9,000, respectively. In fiscal 2016 the cash bonuses for the named executives consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. In fiscal 2015 the Company’s Co-CEOs were entitled to a cash bonus equal to 8.33% of base salary times the number of the twelve performance targets achieved. In fiscal 2015, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on a diluted revenue per share basis as of November 30, 2015, of $2.10, $2.23 and $2.38, respectively, the Company’s weighted average common stock price as of November 30, 2015, of $2.75, $3.25 and $3.75, respectively, and the Company’s diluted earnings per share price of $.26, $.24 and $.28, respectively. The third criteria for cash bonuses to the Co-CEOs consisted of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2015 and payable to the Co-CEOs and Chief Financial Officer totaling $236,989, $200,529 and $9,000, respectively. In fiscal 2015 the cash bonuses for the named executives consists of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. With respect to the subjective performance reviews, in addition to evaluating the Company’s overall financial performance, the Compensation Committee considers the performance of each named executive officer’s business line or area of responsibility. Several key management competencies and behaviors are assessed, including the named executive officer’s effectiveness as a leader and his or her role in building a cohesive executive team, as well as other strategic core competencies such as accountability, analytical ability and decision making, communication, cooperation and teamwork, creativity and problem-solving, and integrity. The named executive officer’s performance relating to these competencies forms the basis of a performance review discussion with the named executive officer that reinforces his or her role in achieving the Company’s business plan and short- and long-term strategies.

In fiscal 2016, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, stock options grants of 70,270 and 59,459. One-third of each grant is vested upon grant, one-third vested on December 1, 2016 and one-third vested on December 1, 2017. In addition, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, a restricted stock grant of up to 186,487 and 162,163 shares based on performance. The Company shall grant each Co-CEO a number of shares of restricted stock equal to a percentage of 186,487 and 162,163 shares equal to the sum of (x) the product of 16.67% and the number of the net revenue and adjusted cash flow performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the net revenue and adjusted cash flow performance goals achieved at the “stretch” level and up to 50% at the discretion of the Compensation Committee to the Board of Directors based on their subjective performance determination. In fiscal 2016, 183,145 and 159,257 shares were issued to the Co-CEO’s.

In fiscal 2016, the Company’s Chief Information Officer was entitled to and pursuant to his employment agreement, a restricted stock option grant of up to 20,000 shares based on performance. The Company shall grant the CIO a number of shares of restricted stock equal to a percentage of 20,000 shares equal to the sum of (x) the product of 16.67% and the number of the net revenue and adjusted cash flow performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the net revenue and adjusted cash flow performance goals achieved at the “stretch” level and up to 50% at the discretion of the Co-CEOs based on his subjective performance determination. There are 19,620 shares to be issued to the Chief Information Officer.

In fiscal 2015, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, a restricted stock grant of up to 186,487 and 162,163 shares based on performance. The Company shall grant each Co-CEO a number of shares of restricted stock equal to a percentage of 186,487 and 162,163 shares equal to the sum of (x) the product of 16.67% and the number of the four performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the four performance goals achieved at the “stretch” level. In fiscal 2015, 118,062 and 102,663 shares were issued to the Co-CEO’s.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. During fiscal 2016 47,500 stock options were awarded to executive officers. No stock options were awarded to the named executive officers in fiscal 2015.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On April 15, 2016, the Company entered into new two-year employment agreements, effective December 1, 2015, with David Portnoy, Co-Chief Executive Officer of the Company and Mark Portnoy, Co-Chief Executive Officer of the Company. The new agreements supersede and replace prior employment agreements with each of the executives.

The agreements provide for an annual base salary of $390,000 for David Portnoy and $330,000 for Mark Portnoy. In addition to base salary, for the fiscal years ending November 30, 2016 and November 30, 2017, each executive will be entitled to a cash bonus equal to 8.33% of base salary times the number of the six bonus criteria achieved and a cash bonus of 16.66% of base salary times the number of three bonus criteria achieved, as set forth in the agreement. The agreements provide for a grant of 70,270 of the Company’s stock options to David Portnoy on April 15, 2016 and for a grant of 59,459 of the Company’s stock options to Mark Portnoy on April 15, 2016. One-third of each grant is vested upon grant, one-third will vest on December 1, 2016 and one-third will vest on December 1, 2017.

In addition to the grants described above, if David Portnoy is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant him up to 186,487 shares of restricted stock based on performance. In addition, if David Portnoy is employed by the Company on November 30, 2017, then no later than February 28, 2018, the Company will grant him up to an additional 186,487 shares of restricted stock based on performance. For the fiscal years 2016 and 2017, the Company shall grant David Portnoy these additional shares of restricted stock based on attaining certain performance targets set forth in the agreement. Specifically, the Company shall grant David Portnoy a number of shares of restricted stock equal to a percentage of 186,487 shares equal to the sum of (x) the product of 16.67% and the number of the three performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the three performance goals achieved at the “stretch” level. Identical provisions apply to Mark Portnoy, except the number of restricted shares to be granted in each case is 162,163 shares.

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

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the agreements); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the agreement), the agreements provide for severance pay equal to two times the executive’s then-current annual base salary, paid in a lump sum no later than 30 days after the occurrence of the triggering event. The Company will also reimburse the executives, on a grossed up basis, for any penalty taxes owed on any excess parachute amounts under Section 280G of the Internal Revenue Code of 1986, as amended. In addition, the Company shall provide, at no cost to the executives, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executives prior to such termination for 36 months after the termination. If the termination of employment is due to disability (as defined in the agreement), the Company shall pay the executive two times his then-current base salary in a cash lump sum no later than 30 days after such disability, reduced by any amount paid to him from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the executive shall become fully vested upon his disability. If the termination of employment is due to death, the Company shall pay the executive two times his then-current base salary as a cash lump sum within 30 days after his date of death, and the Company will continue to provide medical and dental coverage for the executive’s family for two years after his death. The agreements include a one-year non-competition restriction and an 18-month restriction on solicitation of employees or customers.

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

The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2017.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. Under the Mikulinksy Employment Agreement, the one-year term was automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. On May 1, 2013, the Company entered into an Amendment Agreement amending certain terms of the Mikulinsky Employment Agreement dated March 5, 2012. On April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The term of the Amendment is two years.

Pursuant to the Amendment, the Executive’s base salary is $210,000 (the “Base Salary”).

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

In addition to the Base Salary, for the fiscal years ending November 30, 2016 and November 30, 2017, the Executive’s cash bonus shall be a percentage of up to 10% of the Base Salary for such fiscal year, as set forth in the Amendment. The Amendment provides for a grant of 40,000 of the Company’s stock options to Executive on April 18, 2016. One-third of grant is vested upon grant, one-third will vest on December 1, 2016 and one-third will vest on December 1, 2017. In addition to the grants described above, if Executive is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. In addition, if Executive is employed by the Company on November 30, 2017, then no later than February 28, 2018, the Company will grant Executive up to an additional 20,000 shares of restricted stock based on performance, as set forth in the Amendment.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2016:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011 December 1, 2011 April 15, 2016)	100,000 200,000 70,270	$ $ $	2.90 1.72 3.14	August 31, 2021 December 1, 2021 April 15, 2026
Mark Portnoy	August 31, 2011 December 1, 2011 April 15, 2016	100,000 200,000 59,459	$ $ $	2.90 1.72 3.14	August 31, 2021 December 1, 2021 April 15, 2026
Jill Taymans	February 1, 2010(1) June 2, 2016 (1)	9,281 7,500	$ $	1.50 3.10	February 1, 2017 June 3, 2023
Oleg Mikulinsky	March 5, 2012 (2) April 18, 2016 (2)	20,000 40,000	$ $	2.05 3.20	March 5, 2019 April 18, 2026

(1)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(2)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2016:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$21,250	$14,470	$35,720
George Gaines	$19,250	$14,470	$33,720
Jonathan Wheeler	$21,250	$14,470	$35,720

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2016 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 13, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2017 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Current directors and executive officers:
David Portnoy (3)	1,487,981	19.87%
Mark Portnoy (4)	993,299	13.27%
George Gaines (5)	1,105,625	15.36%
Harold Berger (6)	61,755	*
Jonathan Wheeler (7)	90,625	*
Jill Taymans	45,396	*
Oleg Mikulinsky (8)	46,667	*

Other beneficial owners:

Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (9)	846,780	12.5%

All current directors and executive officers as a group (7 persons) (10)	3,831,348	47.63%

*	Less than 1%.
(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 15, 2017 by (ii) the sum of (a) 7,139,757 which is the number of shares of common stock outstanding as February 15, 2017 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 15, 2017 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 13, 2017. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(3)	Includes 49,150 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 23,524 shares that he owns individually of record, 469,801 shares he owns individually, 151,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 78,176 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 78,864 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; 9,122 shares held by David Portnoy as custodian for his minor daughter and 17,000 shares held by David Portnoy’s father-in-law. Includes 346,847 shares subject to stock options.
(4)	Includes 18,055 shares of Common Stock held directly through a 401(k) plan account, 515,576 shares that he owns individually and 120,029 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 339,639 shares subject to stock options.
(5)	Includes 55,625 shares subject to stock options.
(6)	Includes 55,625 shares subject to stock options.
(7)	Includes 55,625 shares subject to stock options.
(8)	Includes 46,667 shares subject to stock options.
(9)	A group consisting of Mary J. Nyberg and Charles D. Nyberg, as co-trustees of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on February 14, 2017 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 846,780 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mr. and Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.
(10)	Includes 900,028 shares subject to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In October 2013, the Company entered into a Convertible Promissory Note Purchase Agreement with Saneron. Cryo-Cell will loan Saneron in quarterly payments an aggregate amount up to $300,000, subject to certain conditions. The initial loan amount was $150,000 to be paid in four quarterly installments of $37,500 per quarter. If after the initial loan amount, Saneron has made best efforts, satisfactory to Cryo-Cell in its sole discretion, to have started independently or via serving as a sponsor of a clinical trial related to its U-CORD-CELL™ program, then Cryo-Cell will agree to lend Saneron an additional $150,000 through a series of four additional quarterly payments of $37,500. Upon receipt of each quarterly payment, Saneron will deliver a convertible promissory note (“Note”) that matures five years from the date of the Note. Upon maturity of any Note, Saneron will have the option to repay all or a portion of the loan in cash or convert the outstanding principal and accrued interest under the applicable Note(s) into shares of Saneron common stock. The Company made five payments of $37,500 through November 30, 2014. The Company made no additional payments since November 30, 2014 and through November 30, 2016.

David Portnoy, the Company’s Chairman and Co-Chief Executive officer, is the brother of the Company’s Co-Chief Executive Officer, Mark Portnoy. The Company’s Audit Committee Chairman, Harold Berger, provides accounting services to the Company’s Co-Chief Executive Officer Mark Portnoy and to PartnerCommunity, Inc. The Company’s Chairman and Co-Chief Executive Officer, David Portnoy, serves as the Chairman of the Board of PartnerCommunity, Inc.

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

Grant Thornton LLP (“Grant Thornton”), served as the Company’s independent registered public accounting firm for the fiscal year ended November 30, 2015.

On March 15, 2016, upon the recommendation and approval of the Board of Directors and the Audit Committee, the Company notified Grant Thornton that Grant Thornton was being dismissed as the Company’s independent registered public accounting firm, effective March 15, 2016.

On March 15, 2016, the Board of Directors and the Audit Committee approved the appointment of Porter Keadle Moore (“PKM”) as the Company’s new independent registered public accounting firm commencing for its quarter ending February 29, 2016 and its fiscal year ending November 30, 2016. On

July 6, 2016, the appointment was ratified by the Company’s shareholders at the 2016 Annual Meeting of Shareholders. The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s financial statements for the fiscal year ended November 30, 2015, tax services rendered by Grant Thornton for the fiscal years ended November 30, 2016 and November 30, 2015, professional audit services rendered by Grant Thornton and PKM for the year ended November 30, 2016 and fees billed for other services rendered by PKM and Grant Thornton during these periods.

	2016	2015
Audit Fees	$217,391	$434,808
Audit Related Fees	39,000	54,000
Tax Fees	94,602	51,523
Other	—	—

Total	$350,993	$540,331

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2016 and November 30, 2015 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of the aggregate fees billed by our principal accounts for professional services rendered for audit related services rendered for the fiscal years ended November 30, 2016 and November 30, 2015.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2016 and November 30, 2015.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2016 and November 30, 2015.

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

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by PKM or Grant Thornton. Furthermore, no work of PKM and Grant Thornton with respect to its services rendered to the Company was performed by anyone other than PKM and Grant Thornton.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015

10.39 (21)	Rights Agreement dated December 5, 2014

10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015

10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.

10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015

10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015

10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.

10.45 (27)	Stock Purchase Agreement dated June 16, 2016.

10.46 (28)	2012 Equity Incentive Plan.

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonony Extension Definition Linkbase Document

101.LAB	XBRL Taxonony Extension Label Linkbase Document

101.PRE	XBRL Taxonony Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2016.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
(28)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders of the Company (Commission File No. 000-23386), filed by the Company under the Exchange Act with the Commission on June 21, 2012.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2017

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy David Portnoy	Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	February 28, 2017

/s/ Mark Portnoy Mark Portnoy	Co-Chief Executive Officer	February 28, 2017

/s/ Jill Taymans Jill Taymans	Chief Financial Officer (principal financial and accounting officer)	February 28, 2017

/s/ Harold Berger Harold Berger	Director	February 28, 2017

/s/ George Gaines George Gaines	Director	February 28, 2017

/s/ Jonathan Wheeler Jonathan Wheeler	Director	February 28, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015

10.39 (21)	Rights Agreement dated December 5, 2014

10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015

10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.

10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015

10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015

10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.

10.45 (27)	Stock Purchase Agreement dated June 16, 2016.

10.46 (28)	2012 Equity Incentive Plan.

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CoCEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonony Extension Definition Linkbase Document

101.LAB	XBRL Taxonony Extension Label Linkbase Document

101.PRE	XBRL Taxonony Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2016.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
(28)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders of the Company (Commission File No. 000-23386), filed by the Company under the Exchange Act with the Commission on June 21, 2012.