Form 10-Q
period 2017-02-28
CRYO CELL INTERNATIONAL INC
filed 2017-04-13
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2017

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

As of April 7, 2017, 12,868,647 shares of $0.01 par value common stock were issued and 7,152,062 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) February 28, 2017	November 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$3,507,270	$3,499,881
Marketable securities	476,456	624,223
Accounts receivable (net of allowance for doubtful accounts of $2,305,459 and $2,278,862, respectively)	4,449,511	4,052,728
Prepaid expenses	459,952	395,501
Inventory, net	285,961	361,142
Other current assets	142,877	78,448

Total current assets	9,322,027	9,011,923

Property and Equipment-net	933,396	979,463

Other Assets
Intangible assets, net	252,354	261,000
Deferred tax assets	9,216,690	9,260,582
Deposits and other assets, net	28,888	25,500

Total other assets	9,497,932	9,547,082

Total assets	$19,753,355	$19,538,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,520,151	$1,485,430
Accrued expenses	2,066,510	2,554,330
Current portion of note payable	2,000,000	2,000,000
Deferred revenue	7,003,889	7,071,924

Total current liabilities	12,590,550	13,111,684

Other Liabilities
Deferred revenue, net of current portion	13,296,136	12,596,292
Note payable, net of current portion and debt issuance costs	7,353,903	7,819,750
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	22,075,039	21,841,042

Total liabilities	34,665,589	34,952,726

Commitments and contingencies (Note 10)
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,866,147 issued and 7,137,157 outstanding as of February 28, 2017 and 12,504,464 issued and 6,789,596 outstanding as of November 30, 2016)	128,661	125,044
Additional paid-in capital	30,447,809	30,340,573
Treasury stock, at cost	(19,213,183)	(19,124,492)
Accumulated other comprehensive income	27,347	34,408
Accumulated deficit	(26,302,868)	(26,789,791)

Total stockholders’ deficit	(14,912,234)	(15,414,258)

Total liabilities and stockholders’ deficit	$19,753,355	$19,538,468

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2017	2016
Revenue:
Processing and storage fees	$5,611,824	$5,020,459
Product revenue	164,800	131,739

Total revenue	5,776,624	5,152,198

Costs and Expenses:
Cost of sales	1,516,097	1,348,291
Selling, general and administrative expenses	3,098,155	3,597,253
Research, development and related engineering	14,616	8,684
Depreciation and amortization	31,630	41,548

Total costs and expenses	4,660,498	4,995,776

Operating Income	1,116,126	156,422

Other Income (Expense):
Other expense	(26,442)	(18,024)
Interest expense	(297,044)	(261,334)

Total other expense	(323,486)	(279,358)

Income (loss) before income tax expense	792,640	(122,936)
Income tax benefit (expense)	(305,717)	—

Net Income (Loss)	$486,923	$(122,936)

Net income (loss) per common share—basic	$0.07	$(0.01)

Weighted average common shares outstanding—basic	6,901,108	8,971,373

Net income (loss) per common share—diluted	$0.07	$(0.01)

Weighted average common shares outstanding—diluted	7,437,243	8,971,373

Other Comprehensive Income (Loss)
Unrealized loss on marketable securities (net of tax)	$(7,061)	$(93,727)

Comprehensive Income (Loss)	$479,862	$(216,663)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	February 28, 2017	February 29, 2016
Net income (loss)	$486,923	$(122,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	57,634	74,618
Compensatory element of stock options	77,357	252,313
Provision for doubtful accounts	101,930	192,045
Amortization of debt issuance costs	34,153	—
Changes in assets and liabilities:
Accounts receivable	(498,713)	(350,656)
Prepaid expenses	(64,451)	(1,490)
Inventory	75,181	(22,916)
Other current assets	(64,429)	30,051
Deposits and other assets, net	(3,388)	—
Accounts payable	34,721	357,156
Accrued expenses	(439,668)	(438,675)
Deferred revenue	631,809	131,907

Net cash provided by operating activities	429,059	101,417

Cash flows from investing activities:
Release of restricted cash held in escrow	—	(56)
Purchases of property and equipment	(2,921)	(30,723)
Sales (purchases) of marketable securities and other investments, net	136,446	(157,238)

Net cash provided by (used in) investing activities	133,525	(188,017)

Cash flows from financing activities:
Treasury stock purchases	(88,691)	(408,403)
Repayments of note payable	(500,000)	(75,423)
Proceeds from the exercise of stock options	33,496	—

Net cash used in financing activities	(555,195)	(483,826)

Increase (decrease) in cash and cash equivalents	7,389	(570,426)
Cash and cash equivalents - beginning of period	3,499,881	4,152,162

Cash and cash equivalents - end of period	$3,507,270	$3,581,736

Supplemental non-cash investing activities:
Unrealized loss on marketable securities, net of tax	$(7,061)	$(93,727)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2017 and November 30, 2016, the related Consolidated Statements of Comprehensive Income (Loss) and Cash Flows for the three months ended February 28, 2017 and February 29, 2016 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2017 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2017.

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

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and lifetime. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee, the twenty-one-year storage fee and the life-time storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,301,000 and $2,301,000 as of February 28, 2017 and November 30, 2016, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $306,000 during the three months ended February 28, 2017. There was no U.S. income tax expense for the three months ended February 29, 2016 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $0 and $0 for the three months ended February 28, 2017 and February 29, 2016, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2017 and February 29, 2016, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2017 and February 29, 2016.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CMDG (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the PrepaCyte CB reporting segment level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The annual impairment assessment is performed during the fourth quarter and at other times if an event occurs or indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting segment is less than its carrying amount. If we conclude it is more likely than not that the fair value of goodwill is less than its carrying amount, a quantitative impairment test is performed. During the third quarter of fiscal 2016, the Company determined that there were sufficient indicators to trigger an impairment analysis. During the fourth quarter of fiscal 2016, the Company performed its annual impairment analysis. The Company concluded that an impairment of the PrepaCyte CB reporting segment existed during fiscal year 2016 and a goodwill impairment charge of $1,777,822 was recorded during fiscal year 2016.

Stock Compensation

As of February 28, 2017, the Company has two stock-based compensation plans, which are described in Note 8 to the consolidated financial statements. The Company’s most recent stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $77,000 and $252,000 for the three months ended February 28, 2017 and February 29, 2016, respectively, of stock-based compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2017 and November 30, 2016, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at February 28, 2017 Using
Description	February 28, 2017	Level 1	Level 2	Level 3
Assets:
Trading Securities	$167,696	$167,696	—	—
Available-for-sale	308,760	308,760	—	—

	$476,456	$476,456	—	—

		Fair Value Measurements
	Fair Value at	at November 30, 2016 Using
Description	November 30, 2016	Level 1	Level 2	Level 3
Assets:
Trading Securities	$304,142	$304,142	—	—
Available-for-sale	320,081	320,081	—	—

	$624,223	$624,223	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($26,600) and ($19,800) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive loss for the three months ended February 28, 2017 and February 29, 2016, respectively.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was approximately ($7,000) and ($94,000) in unrealized holding losses, net of tax, respectively, reported as comprehensive loss on the accompanying statements of comprehensive income (loss) for the three months ended February 28, 2017 and February 29, 2016, respectively.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company was paying $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. Effective October 13, 2014, the Company no longer offers the Cryo-Cell CaresTM program to new clients. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 28, 2017 and November 30, 2016 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Goodwill

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with CytoMedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business, including the Prepacyte-CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction was accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015.

In connection with the APA, the Company assumed an exclusive perpetual license agreement which enables the Company to use licensed technology in its umbilical cord blood processing and storage product for cord blood banking. Under the terms of the APA, the Company will pay a royalty of $5 per bag set unit sold, subject to minimum annual royalties totaling $35,000.

Goodwill represents the excess of the purchase price of the assets acquired from CMDG over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 30th each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

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

As of February 28, 2017, and November 30, 2016, there is no goodwill is reflected on the consolidated balance sheets.

The operating results of Prepacyte CB have been included in the consolidated statements of comprehensive income (loss) since the date of acquisition.

Note 3 – Inventory

Inventory has been pledged as collateral on the note payable incurred in connection with the APA (Note 2). The components of inventory at February 28, 2017 and November 30, 2016 are as follows:

	February 28, 2017	November 30, 2016
Raw materials	$—	$9,100
Work-in-process	70,753	—
Finished goods	150,213	261,000
Collection kits	72,713	98,760
Inventory reserve	(7,718)	(7,718)

Total inventory	$285,961	$361,142

Note 4 – Intangible Assets

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

During the quarter ended August 31, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis (Note 2). The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset per ASC 360, Property, Plant and Equipment. As a result of the Company’s two-step impairment analysis, an impairment of intangible assets within the Prepacyte® CB reporting segment, license agreement and customer relationships, existed and an intangible asset impairment charge of $211,267 during the third quarter of fiscal 2016.

Intangible assets were as follows as of February 28, 2017 and November 30, 2016:

	Useful lives	February 28, 2017	November 30, 2016
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(10,403)	(9,937)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(68,111)	(60,194)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(3,435)	(3,172)

Net Intangible Assets		$252,354	$261,000

Amortization expense of intangibles was approximately $9,000 and $12,000 for the three months ended February 28, 2017 and February 29, 2016, respectively.

Note 5 – Note Payable

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

On April 22, 2016, the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. Prior to making the payment in full, the Company made payments totaling $269,443 pursuant to the terms of the original APA and Promissory Note. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as gain on extinguishment of debt for the twelve months ended November 30, 2016. As of the three months ended February 29, 2016, the Company recognized $14,391 of interest expense related to the note payable.

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family. As of February 28, 2017 and November 30, 2016, principal paid to date is $1,133,000 and $633,000, respectively, at a rate of 3.75% per annum plus LIBOR. As of the three months ended February 28, 2017 and February 29, 2016, the Company paid interest of $102,488 and $0, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 is payable. As of February 28, 2017 and February 29, 2016, the Company paid interest of $19,500 and $0, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2017 and February 29, 2016, $34,153 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

As of February 28, 2017 and November 30, 2016, the note payable obligation was as follows:

	February 28, 2017	November 30, 2016
Note payable	$9,650,100	$10,150,100
Unamortized debt issuance costs	(296,197)	(330,350)

Net note payable	$9,353,903	$9,819,750

Current portion of note payable	$2,000,000	$2,000,000
Long-term note payable, net of debt issuance costs	7,353,903	7,819,750

Total	$9,353,903	$9,819,750

Interest expense on the note payable for the three months ended February 28, 2017 was as follows:

February 28, 2017
Interest expense on notes payable	$121,988
Debt issuance costs	34,153

Total interest expense	$156,141

There was $0 interest expense related to the note payable for the three months ended February 29, 2016.

Note 6 – Segment Reporting

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense) and other comprehensive income for the three months ended February 28, 2017 and February 29, 2016:

	For the three months ended February 28, 2017	For the three months ended February 29, 2016
Net revenue
Umbilical cord blood and cord tissue stem cell service	$5,611,824	$5,020,459
Prepacyte®-CB	164,800	131,739

Total net revenue	$5,776,624	$5,152,198

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,392,795	$1,245,023
Prepacyte®-CB	123,302	103,268

Total cost of sales	$1,516,097	$1,348,291

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$22,566	$28,678
Prepacyte®-CB	9,064	12,870

Total depreciation and amortization	$31,630	$41,548

Operating income
Umbilical cord blood and cord tissue stem cell service	$1,083,692	$127,951
Prepacyte®-CB	32,434	28,471

Total operating income	$1,116,126	$156,422

Interest expense
Umbilical cord blood and cord tissue stem cell service	$297,044	$246,943
Prepacyte®-CB	—	14,391

Total interest expense	$297,044	$261,334

Income tax benefit (expense)
Umbilical cord blood and cord tissue stem cell service	$(305,717)	$—
Prepacyte®-CB	$—	$—

Total income tax benefit (expense)	$(305,717)	$—

Other comprehensive income (loss)
Umbilical cord blood and cord tissue stem cell service	$(7,061)	$(93,727)
Prepacyte®-CB	—	—

Total other comprehensive income (loss)	$(7,061)	$(93,727)

	As of February 28, 2017	As of November 30, 2016
Assets
Umbilical cord blood and cord tissue stem cell service	$19,186,558	$18,960,261
Prepacyte®-CB	566,797	578,207

Total assets	$19,753,355	$19,538,468

Note 7 – Income (Loss) per Common Share

Net income (loss) per common share data are based on net income. The following table sets forth the calculation of basic and diluted (loss) earnings per share:

	For the three months ended February 28, 2017	For the three months ended February 29, 2016
Numerator:
Net Income (Loss)	$486,923	($122,936)
Denominator:

Weighted-average shares outstanding-basic	6,901,108	8,971,373
Dilutive common shares issuable upon exercise of stock options	536,135	—
Weighted-average shares-diluted	7,437,243	8,971,373

Earnings (Loss) per share:
Basic	$0.07	($0.01)

Diluted	$0.07	($0.01)

For the three months ended February 28, 2017, the Company included the effect of all outstanding stock options in the computation of diluted earnings per share, as all of the outstanding stock options were in the money as of February 28, 2017. For the three months ended February 29, 2016, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholder’s Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 28, 2017 and November 30, 2016, there were 550,500 and 572,281 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2017, there were 229,429 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of February 28, 2017, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 630,970 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2017, there were 1,053,332 shares available for future issuance under the 2012 Plan.

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

There were no options granted during the three months ended February 28, 2017 and February 29, 2016, respectively.

Stock option activity for the three months ended February 28, 2017, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2016	1,142,010	$2.36	4.99	$1,095,525
Granted	—	—		—
Exercised	(19,281)	1.74		57,949
Expired/forfeited	(2,500)	1.50		7,150

Outstanding at February 28, 2017	1,120,229	$2.37	4.82	$2,225,014

Exercisable at February 28, 2017	1,041,780	$2.31	4.56	$2,132,983

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2017 or February 29, 2016, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three months ended February 28, 2017, the Company issued 19,281 common shares to option holders who exercised options for $33,496.

There were no options exercised during the three months ended February 29, 2016.

Significant option groups exercisable at February 28, 2017 and related price and contractual life information are as follows:

Range of Exercise Prices	Outstanding			Exercisable
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price

$1.01 to $2.00	427,500	4.65	$1.73	427,500	$1.73
$2.01 to $3.00	465,500	3.28	$2.57	465,500	$2.57
$3.01 to $4.00	227,229	8.32	$3.18	148,780	$3.17

	1,120,229	4.82	$2.37	1,041,780	$2.31

A summary of the status of the Company’s non-vested options as of February 28, 2017, and changes during the three months ended February 28, 2017, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at November 30, 2016	97,406	$1.84
Granted	—	—
Vested	(18,957)	1.83
Forfeited	—	—

Non-vested at February 28, 2017	78,449	$1.84

As of February 28, 2017 there was approximately $123,000 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .74 years as of February 28, 2017. The total fair value of shares vested during the three months ended February 28, 2017 was approximately $35,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months ended February 28, 2017 and February 29, 2016.

As of February 28, 2017 and February 29, 2016, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first quarter 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. As of February 28, 2017 and February 29, 2016, these shares are fully vested and there was $0 of total unrecognized compensation cost related to these shares of restricted common stock.

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

As of February 28, 2015, certain market and performance thresholds were met during fiscal year 2014 and the Board agreed to grant David Portnoy and Mark Portnoy 31,087 and 27,033 shares of restricted common shares, respectively. The fair value of these shares as of February 28, 2015 was $134,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). As of February 29, 2016, certain market and performance thresholds were met during fiscal year 2015 and the Board agreed to grant David Portnoy and Mark Portnoy 118,062 and 102,663 shares of restricted common shares, respectively. The fair value of the shares with a grant date during the 2015 fiscal year was approximately $336,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) for the year ended November 30, 2015. There was approximately $242,000 of total unrecognized compensation cost as of November 30, 2015 which was recognized during the first quarter of fiscal year 2016 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) as the Board granted certain subjective performance shares with a grant date during the 2016 fiscal year.

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 shares of common stock. Based upon the performance measures being attained, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $1,252,000 and was reflected as selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the year ended November 30, 2016. There was $0 of total unrecognized compensation cost as of February 28, 2017.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016. The Amendment states if Executive is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. Based upon performance measures being attained, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. The fair value of the shares granted was approximately $31,747. There was $0 of total unrecognized compensation cost as of February 28, 2017.

Note 9 – License Agreements

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of February 28, 2017, Lifecell has paid the Company $5.1 Million for royalties due under the terms of the License and Royalty Agreement.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

For the three months ended February 28, 2017 and February 29, 2016, the Company recognized $0 and $0, respectively, for initial license fees and processing and storage royalties.

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 28, 2017.

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

Note 11 – Share Repurchase Plan

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

As of February 28, 2017, the Company had repurchased an aggregate of 5,733,900 shares of the Company’s common stock at an average price of $3.35 per share through open market and privately negotiated transactions. The Company purchased 19,729 and 133,575 shares of the Company’s common stock during the first quarters of fiscal 2017 and 2016, respectively, at an average price of $4.50 per share and $3.06 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2017 and November 30, 2016. As of February 28, 2017 and November 30, 2016, 5,734,597 and 5,714,868 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 4,265 shares of the Company’s common stock at an average price of 4.54 per share through open market and privately negotiated transactions.

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

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cytomedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business. The PrepaCyte CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities less any prepayment made by the Company to CMDG.

During the three months ended February 28, 2017, the Company’s revenues increased 12% as compared to the same period in 2016. The Company reported net income of approximately $487,000, or $0.07 per basic common share for the three months ended February 28, 2017 compared to a net loss of approximately ($123,000) or ($0.01) per basic common share for the same period in 2016. Net income for the three months ended February 28, 2017 principally resulted from a 12% increase in revenue and a 13% decrease in selling, general and administrative expenses. This was partially offset by a 16% increase in cost of sales.

At February 28, 2017, the Company had cash and cash equivalents of $3,507,270. The Company’s cash increased by approximately $7,000 during the first three months of fiscal 2017. Cash provided by operations was approximately $429,000 and cash provided by the sale of marketable securities was approximately $136,000 which were offset by approximately $89,000 used for stock repurchases and $500,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan will be used by the Company to fund continued repurchases of the Company’s common stock.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust.

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

Results of Operations

Revenues. Revenues for the three months ended February 28, 2017 were $5,776,624 as compared to $5,152,198 for the same period in 2016, a 12% increase. The increase in revenue was primarily attributable to a 12% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 10% increase in recurring annual storage fee revenue and a 15% increase in the number of new cord blood specimens processed in the first quarter of fiscal 2017 versus the same period in 2016.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the three months ended February 28, 2017, revenue from the product sales was $164,800 compared to $131,739 for the three months ended February 29, 2016.

Licensee Income. Licensee income for the three months ended February 28, 2017, was $0 as compared to $0 for the 2016 period.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of February 28, 2017, Lifecell has paid the Company $5,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the three months ended February 28, 2017 was $1,516,097 as compared to $1,348,291 for the same period in 2016, representing a 12% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $26,000 and $33,000 for the three months ended February 28, 2017 and February 29, 2016, respectively. Also, included in Cost of Sales is $122,302 and $103,268 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended February 28, 2017 and February 29, 2016, respectively. The increase in cost of sales for the three months ended February 28, 2017 versus February 29, 2016 is due to the increased costs associated with the 15% increase in the number of new cord blood specimens processed in the first quarter of fiscal 2017 versus the first quarter of fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2017 were $3,098,155 as compared to $3,597,253 for the 2016 period representing a 14% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to approximately $152,000 or 10% decrease in selling and marketing expenses which is mainly due to an expenditure of $250,000 during the three months ended February 29, 2016 which was related to the implementation of a new consumer marketing campaign. This was partially offset by an increase of approximately 15% or $78,000 in printing and advertising. Also, contributing to the decrease in selling, general and administrative expenses is a decrease of approximately $175,000 in stock compensation expense and a decrease of approximately $112,000 in professional fees related to accounting services.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2017 were $14,616 as compared to $8,684 for the three months ended February 29, 2016.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2017 was $31,630 compared to $41,548 for the 2016 period.

Interest Expense. Interest expense for the three months ended February 28, 2017 were $297,044 compared to $261,334 for the three months ended February 29, 2016. Interest expense for the three months ended February 28, 2017 and February 29, 2016 was $0 and of $14,391, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 6) and $121,988 and $0, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. Income tax expense for the three months ended February 28, 2017was $305,717. There was no U.S. income tax expense for the three months ended February 29, 2016 due to the utilization of net operating losses and foreign tax credit carryforwards, which were not previously benefited in the Company’s financial statements.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $0 and $0 for the three months ended February 28, 2017 and February 29, 2016, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive loss.

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

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 12.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At February 28, 2017, the Company had cash and cash equivalents of $3,507,270 as compared to $3,499,881 at November 30, 2016. The increase in cash and cash equivalents during the three months ended February 28, 2017 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2017 was $429,059 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the three months ended February 29, 2016 was $101,417, which was primarily attributable to the Company’s operating results.

Net cash provided by investing activities for the three months ended February 28, 2017 was $133,525, which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $136,446 slightly offset by the purchases of property and equipment in the amount of $2,921.

Net cash used in investing activities for the three months ended February 29, 2016 was $188,017, which was primarily attributable to the purchases of property and equipment in the amount of $30,723 and sales and purchases of marketable securities and other investments in the amount of $157,238.

Net cash used by financing activities for the three months ended February 28, 2017 was $555,195 which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 19,729 shares of the Company’s common stock for approximately $89,000 and $500,000 used to repay the note payable described above.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K filed with the SEC. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 28, 2017.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2016	7,207	$4.26	7,207	2,278,622
January 1 – 31, 2017	5,194	$4.69	5,194	2,273,428
February 1 – 28, 2017	7,328	$4.59	7,328	2,266,100

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

Date: April 13, 2017