Form 10-Q
period 2017-05-31
CRYO CELL INTERNATIONAL INC
filed 2017-07-07
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2017

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 7, 2017, 12,893,267 shares of $0.01 par value common stock were issued and 7,103,041 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$4,697,937	$3,499,881
Marketable securities	478,340	624,223
Accounts receivable (net of allowance for doubtful accounts of $2,232,254 and $2,278,862, respectively)	4,556,040	4,052,728
Prepaid expenses	498,704	395,501
Inventory, net	296,258	361,142
Other current assets	155,403	78,448

Total current assets	10,682,682	9,011,923

Property and Equipment-net	887,551	979,463

Other Assets
Intangible assets, net	243,709	261,000
Deferred tax assets	9,193,787	9,260,582
Deposits and other assets, net	28,888	25,500

Total other assets	9,466,384	9,547,082

Total assets	$21,036,617	$19,538,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,185,069	$1,485,430
Accrued expenses	2,635,778	2,554,330
Current portion of note payable	2,000,000	2,000,000
Deferred revenue	7,156,482	7,071,924

Total current liabilities	12,977,329	13,111,684

Other Liabilities
Deferred revenue, net of current portion	14,033,361	12,596,292
Note payable, net of current portion and debt issuance costs	6,886,192	7,819,750
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	22,344,553	21,841,042

Total liabilities	35,321,882	34,952,726

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,893,267 issued and 7,104,664 outstanding as of May 31, 2017 and 12,504,464 issued and 6,789,596 outstanding as of November 30, 2016)	128,932	125,044
Additional paid-in capital	30,859,100	30,340,573
Treasury stock, at cost	(19,528,417)	(19,124,492)
Accumulated other comprehensive income	61,048	34,408
Accumulated deficit	(25,805,928)	(26,789,791)

Total stockholders’ deficit	(14,285,265)	(15,414,258)

Total liabilities and stockholders’ deficit	$21,036,617	$19,538,468

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Revenue:
Processing and storage fees	$5,846,227	$5,349,745	$11,458,051	$10,370,204
Licensee and royalty income	328,669	356,932	328,669	356,932
Product revenue	61,855	66,379	226,655	198,118

Total revenue	6,236,751	5,773,056	12,013,375	10,925,254

Costs and Expenses:
Cost of sales	1,591,966	1,431,100	3,108,063	2,779,391
Selling, general and administrative expenses	3,411,759	3,405,712	6,509,914	7,002,965
Research, development and related engineering	8,840	11,988	23,456	20,672
Depreciation and amortization	31,936	41,872	63,566	83,420

Total costs and expenses	5,044,501	4,890,672	9,704,999	9,886,448

Operating Income	1,192,250	882,384	2,308,376	1,038,806

Other Income (Expense):
Other expense	(38,259)	(647)	(64,701)	(18,671)
Interest expense	(325,314)	(343,463)	(622,358)	(604,797)
Gain on extinguishment of debt	—	300,593	—	300,593

Total other expense	(363,573)	(43,517)	(687,059)	(322,875)

Income before income tax expense	828,677	838,867	1,621,317	715,931
Income tax expense	(331,737)	(201,735)	(637,454)	(201,735)

Net Income	$496,940	$637,132	$983,863	$514,196

Net income per common share—basic	$0.07	$0.07	$0.14	$0.06

Weighted average common shares outstanding—basic	7,144,775	9,087,807	7,024,280	9,029,909

Net income per common share—diluted	$0.06	$0.07	$0.13	$0.06

Weighted average common shares outstanding—diluted	7,726,560	9,397,230	7,582,535	9,336,538

Other Comprehensive Income
Unrealized gain (loss) on marketable securities (net of tax)	$33,701	$(6,493)	$26,640	$(100,220)

Comprehensive Income	$530,641	$630,639	$1,010,503	$413,976

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2017	2016
Cash flows from operating activities:
Net income	$983,863	$514,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	113,708	147,652
Compensatory element of stock options	471,019	388,115
Provision for doubtful accounts	81,563	375,199
Gain on extinguishment of debt	—	(300,593)
Deferred income tax benefit	66,795	—
Amortization of debt issuance costs	66,442	—
Changes in assets and liabilities:
Accounts receivable	(584,875)	(1,018,577)
Prepaid expenses	(103,203)	21,550
Inventory	64,884	16,028
Other current assets	(76,955)	47,380
Deposits and other assets, net	(3,388)	15,111
Accounts payable	(300,361)	347,008
Accrued expenses	81,448	(39,042)
Deferred revenue	1,521,627	830,799

Net cash provided by operating activities	2,382,567	1,344,826

Cash flows from investing activities:
Release of restricted cash held in escrow	—	204,344
Purchases of property and equipment	(4,505)	(292,242)
Sales (purchases) of marketable securities and other investments, net	172,523	(224,047)

Net cash provided by (used in) investing activities	168,018	(311,945)

Cash flows from financing activities:
Treasury stock purchases	(403,925)	(443,207)
Repayments of note payable	(1,000,000)	(875,774)
Proceeds from the exercise of stock options	51,396	—
Proceeds from note payable	—	650,100

Net cash used in financing activities	(1,352,529)	(668,881)

Increase in cash and cash equivalents	1,198,056	364,000
Cash and cash equivalents—beginning of period	3,499,881	4,152,162

Cash and cash equivalents—end of period	$4,697,937	$4,516,162

Supplemental non-cash investing activities:
Unrealized gain (loss) on marketable securities, net of tax	$26,640	$(100,220)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2017 and November 30, 2016, the related Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2017 and May 31, 2016 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and May 31, 2016 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2017 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2017.

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

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its processing, 21-year storage and life-time storage fee include the Company’s historical pricing practices, as well as expected profit margins.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,301,000 and $2,301,000 as of May 31, 2017 and November 30, 2016, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $296,000 and $148,000, for the three months ended May 31, 2017 and May 31, 2016, respectively. The Company recorded U.S. income taxes of approximately $602,000 and $148,000 for the six months ended May 31, 2017 and May 31, 2016, respectively.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $36,000 and $54,000 for the three months ended May 31, 2017 and 2016, respectively, of foreign income tax expense. The Company recognized approximately $36,000 and $54,000 for the six months ended May 31, 2017 and 2016, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2017 and May 31, 2016, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2017 and 2016.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from CytoMedical Design Group LLC (“CMDG”) (Note 2) over the estimated fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the PrepaCyte CB reporting segment level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The annual impairment assessment is performed during the fourth quarter and at other times if an event occurs or indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting segment is less than its carrying amount. If we conclude it is more likely than not that the fair value of goodwill is less than its carrying amount, a quantitative impairment test is performed. During the third quarter of fiscal 2016, the Company determined that there were sufficient indicators to trigger an impairment analysis. During the fourth quarter of fiscal 2016, the Company performed its annual impairment analysis. The Company concluded that an impairment of the PrepaCyte CB reporting segment existed during fiscal year 2016 and a goodwill impairment charge of $1,777,822 was recorded during fiscal year 2016.

Stock Compensation

As of May 31, 2017, the Company has two stock-based compensation plans, which are described in Note 8 to the unaudited consolidated financial statements. The Company’s most recent stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $394,000 and $136,000 for the three months ended May 31, 2017 and May 31, 2016, respectively, of stock compensation expense. The Company recognized approximately $471,000 and $388,000 for the six months ended May 31, 2017 and May 31, 2016, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2017 and November 30, 2016, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at May 31, 2017	Fair Value Measurements at May 31, 2017 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$112,976	$112,976	—	—
Available-for-sale securities	365,364	365,364	—	—

Total	$478,340	$478,340	—	—

	Fair Value at November 30, 2016	Fair Value Measurements at November 30, 2016 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$304,142	$304,142	—	—
Available-for-sale	320,081	320,081	—	—

	$624,223	$624,223	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($38,590) and ($823) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three months ended May 31, 2017 and 2016. For trading securities, there was ($65,210) and ($20,652) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the six months ended May 31, 2017 and 2016.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was $33,701 and ($6,493) in unrealized holding gain and loss, net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive income for the three months ended May 31, 2017 and 2016. For available-for-sale securities, there was $26,640 and ($100,220) in unrealized holding gain and loss, net of tax, respectively, reported as a component of comprehensive income on the accompanying consolidated statements of comprehensive income for the six month period ended May 31, 2017 and 2016.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2017 and November 30, 2016 the Company recorded reserves under these programs in the amounts of approximately $17,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides clarity, reduces the diversity in practice, and the cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

Note 2 – Goodwill

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with CMDG, for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business, including the PrepaCyte CB Processing System which is used in cell processing laboratories to process and store stem cells from umbilical cord blood (the “Acquisition”). This transaction was accounted for as a business combination. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities of the seller less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015.

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

As of May 31, 2017, and November 30, 2016, there is no goodwill reflected on the consolidated balance sheets.

The operating results of PrepaCyte CB have been included in the consolidated statements of comprehensive income since the date of acquisition.

Note 3 – Inventory

The components of inventory at May 31, 2017 and November 30, 2016 are as follows:

	May 31, 2017	November 30, 2016
Raw materials	$—	$9,100
Work-in-process	79,263	—
Finished goods	198,825	261,000
Collection kits	25,888	98,760
Inventory reserve	(7,718)	(7,718)

Total inventory	$296,258	$361,142

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

Intangible assets were as follows as of May 31, 2017 and November 30, 2016:

	Useful lives	May 31, 2017	November 30, 2016
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(10,869)	(9,937)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(76,028)	(60,194)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(3,697)	(3,172)

Net Intangible Assets		$243,709	$261,000

Amortization expense of intangibles was approximately $9,000 and $13,000 for the three months ended May 31, 2017 and May 31, 2016, respectively. Amortization expense of intangibles was approximately 17,000 and $25,000 for the six months ended May 31, 2017 and May 31, 2016, respectively.

Note 5 – Notes Payable

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

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family. As of May 31, 2017 and November 30, 2016, principal paid to date is $1,633,000 and $633,000, respectively, at a rate of 3.75% per annum plus LIBOR. As of the three month and six months ended May 31, 2017, the Company paid interest of $104,030 and $206,518, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three and six months ended May 31, 2016, the Company paid interest of $0 and $0, respectively.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 was payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of the three and six months ended May 31, 2017, the Company paid interest of $19,933 and $39,433, respectively which is reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three and six months ended May 31, 2016, the Company paid interest of $0 and $0, respectively.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and six months ended May 31, 2017, $32,289 and $66,442, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three and six months ended May 31, 2016, $0 and $0, respectively, of the debt issuance costs were amortized.

As of May 31, 2017 and November 30, 2016, the note payable obligation was as follows:

	May 31, 2017	November 30, 2016
Note payable	$9,150,100	$10,150,100
Unamortized debt issuance costs	(263,908)	(330,350)

Net note payable	$8,886,192	$9,819,750

Current portion of note payable	$2,000,000	$2,000,000
Long-term note payable, net of debt issuance costs	6,886,192	7,819,750

Total	$8,886,192	$9,819,750

Interest expense on the note payable for the three and six months ended May 31, 2017 was as follows:

	For the three months ended May 31, 2017	For the six months ended May 31, 2017
Interest expense on notes payable	$123,963	$245,951
Debt issuance costs	32,289	66,442

Total interest expense	$156,252	$312,393

There was $0 interest expense related to the note payable for the three and six months ended May 31, 2016.

Note 6 – Segment Reporting

During the third quarter of fiscal 2015, the Company purchased certain assets and assumed certain liabilities and contracts that CytoMedical used in the operation of its cord blood business (See Note 2). The Company evaluated and determined that this acquisition qualifies as a separate segment.

The Company is organized in two reportable segments:

1.	The cellular processing and cryogenic storage of umbilical cord blood and cord tissue stem cells for family use. Revenue is generated from the initial processing and testing fees and the annual storage fees charged each year for storage (the “Umbilical cord blood and cord tissue stem cell service”).

2.	The manufacture of PrepaCyte® CB units, the processing technology used to process umbilical cord blood stem cells. Revenue is generated from the sales of the PrepaCyte® CB units (the “PrepaCyte® CB”).

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense) and other comprehensive income for the three months and six months ended May 31, 2017:

	For the three months ended May 31, 2017	For the six months ended May 31, 2017
Net revenue
Umbilical cord blood and cord tissue stem cell service	$6,174,896	$11,786,720
PrepaCyte®-CB	61,855	226,655

Total net revenue	$6,236,751	$12,013,375

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,517,078	$2,909,873
PrepaCyte®-CB	74,888	198,190

Total cost of sales	$1,591,966	$3,108,063

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$22,873	$45,439
PrepaCyte®-CB	9,063	18,127

Total depreciation and amortization	$31,936	$63,566

Operating income (loss)
Umbilical cord blood and cord tissue stem cell service	$1,214,346	$2,298,038
PrepaCyte®-CB	(22,096)	10,338

Total operating income	$1,192,250	$2,308,376

Interest expense
Umbilical cord blood and cord tissue stem cell service	$325,314	$622,358
PrepaCyte®-CB	—	—

Total interest expense	$325,314	$622,358

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$(331,737)	$(637,454)
PrepaCyte®-CB	—	—

Total income tax expense	$(331,737)	$(637,454)

The following table shows the assets by segment as of May 31, 2017 and November 30, 2016:

	As of May 31, 2017	As of November 30, 2016
Assets
Umbilical cord blood and cord tissue stem cell service	$20,562,496	$18,960,261
PrepaCyte®-CB	474,121	578,207

Total assets	$21,036,617	$19,538,468

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense) and other comprehensive income for the three months and six months ended May 31, 2016:

	For the three months ended May 31, 2016	For the six months ended May 31, 2016
Net revenue
Umbilical cord blood and cord tissue stem cell service	$5,706,677	$10,727,136
PrepaCyte®-CB	66,379	198,118

Total net revenue	$5,773,056	$10,925,254

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,345,370	$2,590,393
PrepaCyte®-CB	85,730	188,998

Total cost of sales	$1,431,100	$2,779,391

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$28,555	$57,233
PrepaCyte®-CB	13,317	26,187

Total depreciation and amortization	$41,872	$83,420

Operating income (loss)
Umbilical cord blood and cord tissue stem cell service	$915,052	$1,056,069
PrepaCyte®-CB	(32,668)	(17,263)

Total operating income	$882,384	$1,038,806

Interest expense
Umbilical cord blood and cord tissue stem cell service	$335,589	$582,532
PrepaCyte®-CB	7,874	22,265

Total interest expense	$343,463	$604,797

Income expense
Umbilical cord blood and cord tissue stem cell service	$(201,735)	$(201,735)
PrepaCyte®-CB	—	—

Total income expense	$(201,735)	$(201,735)

Note 7 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Numerator:
Net Income	$496,940	$637,132	$983,863	$514,196

Denominator:
Weighted-average shares outstanding-basic	7,144,775	9,087,807	7,024,280	9,029,909
Dilutive common shares issuable upon exercise of stock options	581,785	309,423	558,255	306,629

Weighted-average shares-diluted	7,726,560	9,397,230	7,582,535	9,336,538

Net income per common share:
Basic	$0.07	$0.07	$0.14	$0.06

Diluted	$0.06	$0.07	$0.13	$0.06

For the three and six months ended May 31, 2017, the Company included the effect of all outstanding options in the computation of diluted earnings per share, as all of the outstanding stock options were in the money.

For the three and six months ended May 31, 2016, the Company excluded the effect of 40,000 and 40,000, respectively, outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of May 31, 2017 and November 30, 2016, there were 540,500 and 572,281 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2017, there were 231,929 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares As of May 31, 2017, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 640,970 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2017, there were 1,043,332 shares available for future issuance under the 2012 Plan.

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

There were 0 and 169,729 options granted during the three and six months ended May 31, 2017 and May 31, 2016, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2016 are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2016	May 31, 2016
Weighted average values:
Expected dividends	0%	0%
Expected volatility	84.7%	84.7%
Risk free interest rate	1.24%	1.24%
Expected life	6 years	6 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2017, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	1,142,010	$2.36	4.99	$2,157,112
Granted	—	—		—
Exercised	(26,781)	1.92		78,149
Expired/forfeited	(5,000)	1.36		21,275

Outstanding at May 31, 2017	1,110,229	$2.38	4.60	$3,590,126

Exercisable at May 31, 2017	1,037,405	$2.32	4.35	$3,411,901

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2017 or May 31, 2016, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three and six months ended May 31, 2017, the Company issued 7,500 and 26,781 common shares to option holders who exercised options for $17,900 and $51,396, respectively.

There were no options exercised during the three and six months ended May 31, 2016.

Significant option groups outstanding and exercisable at May 31, 2017 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	425,000	4.42	$1.73	425,000	$1.73
$2.01 to $3.00	458,000	3.05	$2.58	458,000	$2.58
$3.01 to $4.00	227,229	8.07	$3.18	154,405	$3.19

	1,110,229	4.60	$2.38	1,037,405	$2.32

A summary of the status of the Company’s non-vested options as of May 31, 2017, and changes during the six months ended May 31, 2017, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2016	97,406	$1.84
Granted	—	—
Vested	(24,582)	1.85
Forfeited	—	—

Non-vested at May 31, 2017	72,824	$1.84

As of May 31, 2017, there was approximately $91,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .53 years as of May 31, 2017. The total fair value of shares vested during the six months ended May 31, 2017 was approximately $45,000.

During the second fiscal quarter of 2016, the Company entered into Amended and Restated Employment Agreements (“2016 Employment Agreements”) with each of the Company’s Co-CEOs. Per the 2016 Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified options of the Company’s common stock. As of April 15, 2016, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2016 and the remaining 1/3 on November 30, 2017. The fair value of these options vested as of May 31, 2017 was approximately $182,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2017, there was approximately $62,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2016 Employment Agreements through November 30, 2017.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three and six months ended May 31, 2017 and May 31, 2016. As of May 31, 2017 and May 31, 2016, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first fiscal quarter of 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of restricted shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs. The Employment Agreements provide that if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2015, then no later than February 15, 2016, the Company will grant up to 186,487 and 162,163 shares of restricted common shares, respectively, based on certain performance thresholds, as defined in the agreements. The Company issued David Portnoy 118,062 shares and Mark Portnoy 102,663 shares during the first quarter of fiscal 2016. As of May 31, 2016, there was $0 of total unrecognized compensation cost related to the issuance of these shares of restricted common shares.

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 shares of common stock. Based upon the performance measures being attained, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted for fiscal 2016 was approximately $1,252,000 and was reflected as selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the year ended November 30, 2016. There was $0 of total unrecognized compensation cost related to the fiscal 2016 performance measures as of May 31, 2017. As of May 31, 2017, the Company has recognized approximately $362,000 of compensation cost related to the fiscal 2017 performance measures and there was approximately $362,000 in unrecognized compensation cost related to the fiscal 2017 performance measures.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016. The Amendment states if Executive is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. Based upon performance measures being attained, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. The fair value of the shares granted was approximately $78,000. There was $0 of total unrecognized compensation cost as of May 31, 2017.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of May 31, 2017, Lifecell has paid the Company $5.1 Million for royalties due under the terms of the License and Royalty Agreement.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2017 and May 31, 2016. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of operations.

Processing and Storage Royalties

	Three Months Ended May 31, 2017	Six Months Ended May 31, 2017
India	$328,669	$328,669

Total	$328,669	$328,669

	Three Months Ended May 31, 2016	Six Months Ended May 31, 2016
India	$356,932	$356,932

Total	$356,932	$356,932

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2017.

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

As of May 31, 2017, the Company had repurchased a total of 5,794,113 shares of the Company’s common stock at an average price of 3.37 per share through open market and privately negotiated transactions. The Company purchased 79,942 and 143,793 shares of the Company’s common stock during the six months ended May 31, 2017 and May 31, 2016, respectively, at an average price of $5.05 per share and $3.08 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of May 31, 2017 and November 30, 2016. As of May 31, 2017 and November 30, 2016, 5,794,810 and 5,714,868 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased an additional 2,823 shares of the Company’s common stock at an average price of $5.77 per share through open market and privately negotiated transactions.

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

During the six months ended May 31, 2017, total revenue increased 10% as compared to the same period in 2016. The Company reported net income of approximately $984,000 or $0.14 per basic common share for the six months ended May 31, 2017 compared to net income of approximately $514,000 or $0.06 per basic common share for the same period in 2016. The increase in net income for the six months ended May 31, 2017 principally resulted from the 10% increase in total revenues and a 7% decrease in selling, general and administrative expenses. This was partially offset by a 12% increase in cost of sales.

At May 31, 2017, the Company had cash and cash equivalents of $4,697,937. The Company’s cash increased approximately $1,200,000 during the first six months of fiscal 2017. Cash provided by operations was approximately $2,400,000 and cash provided by the sale of marketable securities was approximately $173,000 which were offset by approximately $404,000 used for stock repurchases and $1,000,000 used to repay the note payable described below. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. On June 5, 2017, subsequent to the balance sheet date, the Company paid CrowdOut the principal sum of $650,000 plus interest of $867. The subordinated loan is paid in full.

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

Results of Operations – Six Month Period Ended May 31, 2017 Compared to the Six-Month Period Ended May 31, 2016

Revenues. Revenues for the six months ended May 31, 2017 were $12,013,375 as compared to $10,925,254 for the same period in 2016, a 10% increase. The increase in revenue was primarily attributable to a 10% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 7% increase in domestic recurring annual storage fee revenue and a 17% increase in the number of new domestic cord blood specimens processed in the first six months of fiscal 2017 versus the same period in 2016.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the six months ended May 31, 2017, revenue from product sales was $226,655 compared to $198,118 for the six months ended May 31, 2016.

Licensee and Royalty Income. Licensee and royalty income for the six months ended May 31, 2017, was $328,669 as compared to $356,932 for the 2016 period. Licensee and royalty income for the six months ended May 31, 2017 and May 31, 2016 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of May 31, 2017, Lifecell has paid the Company $5,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the six months ended May 31, 2017 was $3,108,063 as compared to $2,779,391 for the same period in 2016, representing a 12% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $50,000 and $64,000 for the six months ended May 31, 2017 and 2016, respectively. Also, included in cost of sales is $198,190 and $188,998 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the six months ended May 31, 2017 and May 31, 2016, respectively. The increase in cost of sales for the six months ended May 31, 2017 versus May 31, 2106 is due to the increased costs associated with the 15% increase in the number of new domestic cord blood specimens processed in the first six month of fiscal 2017 versus the first six month of fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2017 were $6,509,914 as compared to $7,002,965 for the 2016 period representing a 7% decrease. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to approximately $129,000 or 4% decrease in selling and marketing expenses which is mainly due to an expenditure of $250,000 during the six months ended May 31, 2016 which was related to the implementation of a new consumer marketing campaign. Also, contributing to the decrease in selling, general and administrative expenses is a decrease of approximately $294,000 in bad debt expense and a decrease of approximately $213,000 in professional fees related to accounting and legal services.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2017 were $23,456 as compared to $20,672 for the 2016 period. The expenses for each period primarily relate to the Company’s cord tissue service.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2017 was $63,566 compared to $83,420 for the 2016 period.

Interest Expense. Interest expense during the six months ended May 31, 2017 was $622,358 compared to $604,797 during the comparable period in 2016. Interest expense for the six months ended May 31, 2017 and May 31, 2016 was $0 and of $22,265, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 5) and $312,393 and $0, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Gain on Extinguishment of Debt. There was no gain on extinguishment of debt for the six months ended May 31, 2017. Gain on extinguishment of debt was $300,593 for the six months ended May 31, 2016 which is the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 5) on April 22, 2016.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $35,546 and $53,540 for the six months ended May 31, 2017 and May 31, 2016, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

U.S. income tax expense for the six months ended May 31, 2017 was $601,908. U.S. income tax expense for the six months ended May 31, 2016 was $148,195.

Results of Operations – Three Month Period Ended May 31, 2017 Compared to the Three-Month Period Ended May 31, 2016

Revenues. Revenues for the three months ended May 31, 2017 were $6,236,751 as compared to $5,773,056 for the same period in 2016. The increase in revenue was primarily attributable to a 9% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 7% increase in domestic recurring annual storage fee revenue and a 14% increase in the number of new domestic cord blood specimens processed for three months ended May 31, 2017 versus the same period in 2016.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the three months ended May 31, 2017, revenue from the product sales was $61,855 compared to $66,379 for the three months ended May 31, 2016.

Licensee and Royalty Income. Licensee and royalty income for the three months ended May 31, 2017, was $328,669 as compared to $356,932 for the 2016 period. Licensee and royalty income for the three months ended May 31, 2017 and May 31, 2016 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive license agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of May 31, 2017, Lifecell has paid the Company $5,100,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the three months ended May 31, 2017 was $1,591,966 as compared to $1,431,000 for the same period in 2016, representing an 11% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $24,000 and $31,000 for the three months ended May 31, 2017 and 2016, respectively. Also, included in Cost of Sales is $74,888 and $85,730 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the three months ended May 31, 2017 and May 31, 2016, respectively. The increase in cost of sales for the three months ended May 31,

2017 versus May 31, 2106 is due to the increased costs associated with the 14% increase in the number of new domestic cord blood specimens processed in the second quarter fiscal 2017 versus the second quarter fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2017 were $3,411,759 as compared to $3,405,712 for the 2016 period representing a less than 1% increase. Selling, general and administrative expenses are primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The slight increase in selling, general and administrative expenses is due to a an increase of approximately $258,000 in stock compensation expense offset by a decrease of approximately $204,000 in bad debt expense and a decrease of approximately $236,000 in professional fees related to consulting and legal services.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2017 were $8,840 as compared to $11,988 for the 2016 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2017 was $31,936 compared to $41,872 for the 2016 period.

Interest Expense. Interest expense during the three months ended May 31, 2017, was $325,314 compared to $343,463 during the comparable period in 2016. Interest expense for the three months ended May 31, 2017 and May 31, 2016 was $0 and of $7,874, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 5) and $156,252 and $0, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Gain on Extinguishment of Debt. There was no gain on extinguishment of debt for the six months ended May 31, 2017. Gain on extinguishment of debt was $300,593 for the three months ended May 31, 2016 which is the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 5) on April 22, 2016.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $35,546 and $53,540 for the three months ended May 31, 2017 and 2016, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

U.S. income tax expense for the three months ended May 31, 2017 was 296,191. U.S. income tax expense for the three months ended May 31, 2016 was $148,195.

Liquidity and Capital Resources

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 was payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was due. In June 2017, subsequent to the balance sheet date, the Company repaid the subordinated principal plus interest of $650,867.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as previously disclosed.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At May 31, 2017, the Company had cash and cash equivalents of $4,697,937 as compared to $3,499,881 at November 30, 2016. The increase in cash and cash equivalents during the six months ended May 31, 2017 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2017 was $2,382,567, which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the six months ended May 31, 2016 was $1,344,826, which was primarily attributable to the Company’s operating results.

Net cash provided by investing activities for the six months ended May 31, 2017 was $168,018, which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $172,523 slightly offset by the purchases of property and equipment in the amount of $4,505.

Net cash used in investing activities for the six months ended May 31, 2016 was $311,945, which was primarily attributable to the purchases of property and equipment in the amount of $292,242 and sales and purchases of marketable securities and other investments in the amount of $224,047 which were partially offset by the redemption of a Certificate of Deposit in the amount of $204,344.

Net cash used in financing activities for the six months ended May 31, 2017 was $1,352,529, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 79,942 shares of the Company’s common stock for approximately $404,000 and $1,000,000 used to repay the note payable described above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2017.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2017	4,265	$4.54	4,265	2,261,835
April 1 – 30, 2017	6,086	$4.68	6,086	2,255,749
May 1 – 31, 2017	49,862	$5.36	49,862	2,205,887

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 7, 2017