Form 10-Q
period 2017-08-31
CRYO CELL INTERNATIONAL INC
filed 2017-10-16
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2017

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐     Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2017, 12,898,267 shares of $0.01 par value common stock were issued and 7,102,691 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) August 31, 2017	November 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$4,667,083	$3,499,881
Marketable securities	523,878	624,223
Accounts receivable (net of allowance for doubtful accounts of $2,086,384 and $2,278,862, respectively)	4,861,002	4,052,728
Prepaid expenses	406,061	395,501
Inventory, net	335,757	361,142
Other current assets	183,117	78,448

Total current assets	10,976,898	9,011,923

Property and Equipment-net	888,892	979,463

Other Assets
Intangible assets, net	235,063	261,000
Deferred tax assets	9,187,070	9,260,582
Deposits and other assets, net	28,888	25,500

Total other assets	9,451,021	9,547,082

Total assets	$21,316,811	$19,538,468

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,363,193	$1,485,430
Accrued expenses	1,826,361	2,554,330
Current portion of note payable	2,000,000	2,000,000
Deferred revenue	7,406,679	7,071,924

Total current liabilities	12,596,233	13,111,684

Other Liabilities
Deferred revenue, net of current portion	14,932,709	12,596,292
Note payable, net of current portion and debt issuance costs	5,766,619	7,819,750
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	22,124,328	21,841,042

Total liabilities	34,720,561	34,952,726

Commitments and contingencies (Note 10)

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,893,267 issued and 7,097,691 outstanding as of August 31, 2017 and 12,504,464 issued and 6,789,596 outstanding as of November 30, 2016)	128,932	125,044
Additional paid-in capital	31,097,254	30,340,573
Treasury stock, at cost	(19,571,113)	(19,124,492)
Accumulated other comprehensive income	95,086	34,408
Accumulated deficit	(25,153,909)	(26,789,791)

Total stockholders' deficit	(13,403,750)	(15,414,258)

Total liabilities and stockholders' deficit	$21,316,811	$19,538,468

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenue:
Processing and storage fees	$6,288,357	$5,634,758	$17,746,408	$16,004,962
Licensee and royalty income	492,208	609,045	820,877	965,977
Product revenue	115,376	88,135	342,031	286,253

Total revenue	6,895,941	6,331,938	18,909,316	17,257,192

Costs and Expenses:
Cost of sales	1,977,475	1,551,231	5,085,538	4,330,622
Selling, general and administrative expenses	3,432,648	3,911,559	9,942,562	10,914,524
Impairment of goodwill and intangible assets	—	1,877,697	—	1,877,697
Research, development and related engineering	226	13,780	23,682	34,452
Depreciation and amortization	33,359	39,746	96,925	123,166

Total costs and expenses	5,443,708	7,394,013	15,148,707	17,280,461

Operating Income (Loss)	1,452,233	(1,062,075)	3,760,609	(23,269)

Other Income (Expense):
Other expense	5,234	(29,297)	(59,467)	(47,968)
Interest expense	(314,890)	(199,439)	(937,248)	(804,236)
Gain on extinguishment of debt	—	—	—	300,593
Loss on extinguishment of revenue sharing agreement	—	(2,252,388)	—	(2,252,388)

Total other expense	(309,656)	(2,481,124)	(996,715)	(2,803,999)

Income (Loss) before income tax (expense) benefit	1,142,577	(3,543,199)	2,763,894	(2,827,268)
Income tax (expense) benefit	(490,558)	898,838	(1,128,012)	697,103

Net Income (Loss)	$652,019	$(2,644,361)	$1,635,882	$(2,130,165)

Net income (loss) per common share - basic	$0.09	$(0.35)	$0.23	$(0.25)

Weighted average common shares outstanding - basic	7,100,232	7,583,771	7,049,782	8,546,110

Net income (loss) per common share - diluted	$0.08	$(0.35)	$0.21	$(0.25)

Weighted average common shares outstanding - diluted	7,794,855	7,583,771	7,663,366	8,546,110

Other Comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities (net of tax)	$34,038	$(14,122)	$60,678	$(114,342)

Comprehensive Income (Loss)	$686,057	$(2,658,483)	$1,696,560	$(2,244,507)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net income (loss)	$1,635,882	$(2,130,165)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	171,689	222,513
Impairment of goodwill and intangible assets	—	1,877,697
Compensatory element of stock options	709,173	821,416
Provision for doubtful accounts	(2,876)	578,860
Gain on extinguishment of debt	—	(300,593)
Loss on extinguishment of revenue sharing agreements	—	2,252,388
Deferred income tax benefit	73,512	(842,000)
Amortization of debt issuance costs	96,869	—
Changes in assets and liabilities:
Accounts receivable	(805,398)	(1,901,591)
Prepaid expenses	(10,560)	(44,327)
Inventory	25,385	64,723
Other current assets	(104,669)	41,554
Deposits and other assets, net	(3,388)	15,111
Accounts payable	(122,237)	449,541
Accrued expenses	(727,969)	(186,175)
Deferred revenue	2,671,172	1,505,950

Net cash provided by operating activities	3,606,585	2,424,902

Cash flows from investing activities:
Release of restricted cash held in escrow	—	204,344
Purchases of property and equipment	(55,182)	(298,600)
Sales (purchases) of marketable securities and other investments, net	161,023	(202,928)

Net cash provided by (used in) investing activities	105,841	(297,184)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	—	(3,400,000)
Treasury stock purchases	(446,621)	(10,668,347)
Repayments of note payable	(2,149,999)	(1,009,107)
Proceeds from the exercise of stock options	51,396	40,340
Proceeds from note payable	—	10,783,433

Net cash used in financing activities	(2,545,224)	(4,253,681)

Increase (Decrease) in cash and cash equivalents	1,167,202	(2,125,963)

Cash and cash equivalents - beginning of period	3,499,881	4,152,162

Cash and cash equivalents - end of period	$4,667,083	$2,026,199

Supplemental non-cash investing activities:
Unrealized gain (loss) on marketable securities, net of tax	$60,678	$(114,342)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

Note 1 - Description of Business, Basis of Presentation and Significant Accounting Policies

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2017 and November 30, 2016, the related Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2017 and August 31, 2016 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2017 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2017.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,301,000 as of both August 31, 2017 and November 30, 2016, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $437,000 and $1,039,000, for the three and nine months ended August 31, 2017, respectively.

For the three months ended August 31, 2016, there was income tax benefit of ($898,838). For the nine months ended August 31, 2016, there was an income tax benefit of ($697,103). There was approximately ($990,000) and ($842,000) of U.S. income tax benefit for the three and nine months ended August 31, 2016.    The income tax benefit as of the three and nine months ended August 31, 2016 was due to the reversal of the Company’s accrual in the second quarter of fiscal 2016 of U.S income tax expense. This was due to the Company’s net operating losses as of August 31, 2016.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $53,000 and $91,000 for the three months ended August 31, 2017 and 2016, respectively, of foreign income tax expense. The Company recognized approximately $89,000 and $145,000 for the nine months ended August 31, 2017 and 2016, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2017 and August 31, 2016, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2017 and 2016.

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

Stock Compensation

As of August 31, 2017, the Company has two stock-based compensation plans, which are described in Note 11 to the unaudited consolidated financial statements. The Company’s third stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $238,000 and $433,000 for the three months ended August 31, 2017 and August 31, 2016, respectively, of stock-based option compensation expense. The Company recognized approximately $709,000 and $821,000 for the nine months ended August 31, 2017 and August 31, 2016, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2017 and November 30, 2016, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at August 31, 2017 Using
Description	August 31, 2017	Level 1	Level 2	Level 3
Assets:
Trading securities	$117,760	$117,760	—	—
Available-for-sale securities	406,118	406,118	—	—

Total	$523,878	$523,878	—	—

		Fair Value Measurements
	Fair Value at	at November 30, 2016 Using
Description	November 30, 2016	Level 1	Level 2	Level 3
Assets:
Trading securities	$304,142	$304,142	—	—
Available-for-sale securities	320,081	320,081	—	—

Total	$624,223	$624,223	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy.    For trading securities, there was $4,784 and ($29,371) in unrealized holding gain and loss, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three months ended August 31, 2017 and 2016. For trading securities, there was ($60,425) and ($50,023) in unrealized holding loss recorded in other income on the accompanying consolidated statements of comprehensive income (loss) for the nine months ended August 31, 2017 and 2016.

Available-for-sale securities –These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was $34,038 and ($14,122) in unrealized holding gain and loss, net of tax, respectively, reported as comprehensive income (loss) on the accompanying statements of comprehensive income (loss) for the three months ended August 31, 2017 and 2016. For available-for-sale securities, there was $60,678 and ($114,342) in unrealized holding gain and loss, net of tax, respectively, reported as a component of comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) for the nine month period ended August 31, 2017 and 2016.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 5, 2017, the Company increased the $75,000 payment warranty to a $100,000 payment warranty to all of its new clients that enroll in the Company’s premium product, PrepaCyte CB. Clients that enroll in the standard product will receive a $75,000 payment warranty. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $100,000, $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of August 31, 2017 and November 30, 2016 the Company recorded reserves under these programs in the amounts of approximately $18,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

In connection with the APA, the Company assumed an exclusive perpetual license agreement which enables the Company to use licensed technology in its umbilical cord blood processing and storage product for cord blood banking. Under the terms of the APA, the Company was to pay a royalty of $5 per bag set unit sold, subject to minimum annual royalties totaling $35,000. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the three and nine months ended August 31, 2017, royalty expense was $94,800 and $112,830, respectively, and is reflected in Cost of Sales on the accompanying comprehensive statements of income (loss). As of the three and nine months ended August 31, 2016, royalty expense associated with PrepaCyte CB was $8,425 and $22,755, respectively, and is reflected in Cost of Sales on the accompanying comprehensive statements of income (loss).

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

As of August 31, 2017, and November 30, 2016, there is no goodwill reflected on the consolidated balance sheets.

The operating results of PrepaCyte CB have been included in the consolidated statements of comprehensive income (loss) since the date of acquisition.

Note 3 – Inventory

The components of inventory at August 31, 2017 and November 30, 2016 are as follows:

	August 31, 2017	November 30, 2016
Raw materials	$—	$9,100
Work-in-process	123,232	—
Finished goods	194,943	261,000
Collection kits	25,300	98,760
Inventory reserve	(7,718)	(7,718)

Total inventory	$335,757	$361,142

Note 4– Intangible Assets

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

Intangible assets were as follows as of August 31, 2017 and November 30, 2016:

	Useful lives	August 31, 2017	November 30, 2016
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(11,335)	(9,937)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(83,944)	(60,194)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(3,961)	(3,172)

Net Intangible Assets		$235,063	$261,000

Amortization expense of intangibles was $8,646 and $12,902 for the three months ended August 31, 2017 and August 31, 2016, respectively. Amortization expense of intangibles was $25,936 and $38,252 for the nine months ended August 31, 2017 and August 31, 2016, respectively.

Note 5– Notes Payable

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

On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. Prior to making the payment in full, the Company made payments totaling $269,443 pursuant to the terms of the original APA and Promissory Note. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as gain on extinguishment of debt for the nine months ended August 31, 2016 on the accompanying consolidated statements of comprehensive income (loss).     As of the three months ended August 31, 2016, the Company recognized $0 of interest expense related to the note payable. As of the nine months ended August 31, 2016, the Company recognized $22,265 of interest expense related to the note payable.

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement

Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family. As of August 31, 2017 and November 30, 2016, principal paid to date is $2,133,000 and $633,000, respectively, at a rate of 3.75% per annum plus LIBOR. As of the three month and nine months ended August 31, 2017, the Company paid interest of $102,868 and $309,385, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss). As of the three and nine months ended August 31, 2016, the Company paid interest of $29,947 and $29,947, respectively.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 was payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of the three and nine months ended August 31, 2017, the Company paid interest of $867 and $40,300, respectively which is reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three and nine months ended August 31, 2016, the Company paid interest of $15,817 and $15,817 respectively.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and nine months ended August 31, 2017, $30,427 and $96,870, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three and nine months ended August 31, 2016, $0 and $0, respectively, of the debt issuance costs were amortized.

As of August 31, 2017 and November 30, 2016, the note payable obligation was as follows:

	August 31, 2017	November 30, 2016
Note payable	$8,000,100	$10,150,100
Unamortized debt issuance costs	(233,481)	(330,350)

Net note payable	$7,766,619	$9,819,750

Current portion of note payable	$2,000,000	$2,000,000
Long-term note payable, net of debt issuance costs	5,766,619	7,819,750

Total	$7,766,619	$9,819,750

Interest expense on the note payable for the three and nine months ended August 31, 2017 was as follows:

	For the three months ended August 31, 2017	For the nine months ended August 31, 2017
Interest expense on notes payable	$103,735	$349,685
Debt issuance costs	30,427	96,869

Total interest expense	$134,162	$446,554

Note 6– Segment Reporting

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months and nine months ended August 31, 2017:

	For the three months ended August 31, 2017	For the nine months ended August 31, 2017
Net revenue
Umbilical cord blood and cord tissue stem cell service	$6,780,565	$18,567,285
Prepacyte®-CB	115,376	342,031

Total net revenue	$6,895,941	$18,909,316

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,771,403	$4,681,276
Prepacyte®-CB	206,072	404,262

Total cost of sales	$1,977,475	$5,085,538

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$24,295	$69,734
Prepacyte®-CB	9,064	27,191

Total depreciation and amortization	$33,359	$96,925

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$1,552,168	$3,850,206
Prepacyte®-CB	(99,935)	(89,597)

Total operating income	$1,452,233	$3,760,609

Interest expense
Umbilical cord blood and cord tissue stem cell service	$314,890	$937,248
Prepacyte®-CB	—	—

Total interest expense	$314,890	$937,248

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$(490,558)	$(1,128,012)
Prepacyte®-CB	—	—

Total income tax expense	$(490,558)	$(1,128,012)

The following table shows the assets by segment as of August 31, 2017 and November 30, 2016:

	As of August 31, 2017	As of November 30, 2016
Assets
Umbilical cord blood and cord tissue stem cell service	$20,761,483	$18,960,261
Prepacyte®-CB	555,328	578,207

Total assets	$21,316,811	$19,538,468

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months and nine months ended August 31, 2016:

	For the three months ended August 31, 2016	For the nine months ended August 31, 2016
Net revenue
Umbilical cord blood and cord tissue stem cell service	$6,243,803	$16,970,939
Prepacyte®-CB	88,135	286,253

Total net revenue	$6,331,938	$17,257,192

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,482,900	$4,073,293
Prepacyte®-CB	68,331	257,329

Total cost of sales	$1,551,231	$4,330,622

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$27,310	$84,542
Prepacyte®-CB	12,436	38,624

Total depreciation and amortization	$39,746	$123,166

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$808,254	$1,864,325
Prepacyte®-CB	(1,870,329)	(1,887,594)

Total operating loss	$(1,062,075)	$(23,269)

Interest expense
Umbilical cord blood and cord tissue stem cell service	$199,439	$781,971
Prepacyte®-CB	—	22,265

Total interest expense	$199,439	$804,236

Income tax benefit
Umbilical cord blood and cord tissue stem cell service	$898,838	$697,103
Prepacyte®-CB	—	—

Total income tax benefit	$898,838	$697,103

Note 7 – Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Numerator:
Net Income (Loss)	$652,019	($2,644,361)	$1,635,882	($2,130,165)

Denominator:
Weighted-average shares outstanding-basic	7,100,232	7,583,771	7,049,782	8,546,110

Dilutive common shares issuable upon exercise of stock options	694,623	—	613,584	—

Weighted-average shares-diluted	7,794,855	7,583,771	7,663,366	8,546,110

Net income (loss) per common share:
Basic	$0.09	($0.35)	$0.23	($0.25)

Diluted	$0.08	($0.35)	$0.21	($0.25)

For the three and nine months ended August 31, 2017, the Company excluded the effect of 22,500 and 22,500 options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and nine months ended August 31, 2016, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of August 31, 2017 and November 30, 2016, there were 560,500 and 572,281 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2017, there were 211,929 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of August 31, 2017, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 640,970 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2016, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 630,970 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan.    As of August 31, 2017, there were 1,043,332 shares available for future issuance under the 2012 Plan.

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

There were 22,500 options granted during the three and nine months ended August 31, 2017, respectively.

There were 35,000 and 204,729 options granted during the three and nine months ended August 31, 2016, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2017 and August 31, 2016, respectively, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	52.06%	66.09%	52.06%	66.39%
Risk free interest rate	1.82%	1.09%	1.82%	1.22%
Expected life	5.0 years	5.0 years	5.0 years	5.6 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2017, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2016	1,142,010	$2.36	4.99	$2,157,112

Granted	22,500	7.00		—
Exercised	(26,781)	1.92		78,149
Expired/forfeited	(7,500)	1.66		38,150

Outstanding at August 31, 2017	1,130,229	$2.47	4.41	$4,844,612

Exercisable at August 31, 2017	1,044,697	$2.34	4.12	$4,610,775

The weighted average grant date fair value of options granted during the nine months ended August 31, 2017 and August 31, 2016 was $3.25 and $1.86, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2017 or November 30, 2016, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2017, the Company issued 0 and 26,781 common shares to option holders who exercised options for $0 and $51,396, respectively.

During the three and nine months ended August 31, 2016, the Company issued 23,399 common shares to option holders who exercised options for $40,340, respectively.

Significant option groups outstanding and exercisable at August 31, 2017 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $ 2.00	425,000	4.17	$1.73	425,000	$1.73
$2.01 to $ 3.00	455,500	2.81	2.58	455,500	2.58
$3.01 to $4.00	227,229	7.82	3.18	162,325	3.19
$6.01 to $7.00	22,500	6.89	7.00	1,872	7.00

	1,130,229	4.41	$2.47	1,044,697	$2.34

A summary of the status of the Company’s non-vested options as of August 31, 2017, and changes during the nine months ended August 31, 2017, is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at November 30, 2016	97,406	$1.84

Granted	22,500	3.25
Vested	(34,374)	1.92
Forfeited	—	—

Non-vested at August 31, 2017	85,532	$2.18

As of August 31, 2017, there was approximately $109,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .65 years as of August 31, 2017. The total fair value of shares vested during the nine months ended August 31, 2017 was approximately $66,000.

During the second fiscal quarter of 2016, the Company entered into Amended and Restated Employment Agreements (“2016 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified options of the Company’s common stock. As of April 15, 2016, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2016 and the remaining 1/3 on November 30, 2017. The fair value of these options vested as of August 31, 2017 was approximately $213,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2017, there was approximately $31,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2016 Employment Agreements through November 30, 2017.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months and nine months ended August 31, 2017 and August 31, 2016, respectively. As of August 31, 2017 and August 31, 2016, there were no performance or market-based vesting condition options outstanding.

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

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 shares of common stock. Based upon the performance measures being attained, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted for fiscal 2016 was approximately $1,252,000 and was reflected as selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the year ended November 30, 2016. There was $0 of total unrecognized compensation cost related to the fiscal 2016 performance measures as of August 31, 2017. As of August 31, 2017, the Company has recognized approximately $542,000 of compensation cost related to the fiscal 2017 performance measures and there was approximately $181,000 in unrecognized compensation cost related to the fiscal 2017 performance measures.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016. The Amendment states if Executive is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. Based upon performance measures being attained, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. The fair value of the shares granted was approximately $78,000. There was $0 of total unrecognized compensation cost as of August 31, 2017.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of August 31, 2017, Lifecell has paid the Company $5.325 Million for royalties due under the terms of the License and Royalty Agreement.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2017 and August 31, 2016. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive income (loss).

Processing and Storage Royalties

	Three Months Ended August 31, 2017	Nine Months Ended August 31, 2017
India	$492,208	$820,877

Total	$492,208	$820,877

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2016
India	$609,045	$965,977

Total	$609,045	$965,977

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the

Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of August 31, 2017.

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

As of August 31, 2017, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company purchased 86,915 and 2,429,033 shares of the Company’s common stock during the nine months ended August 31, 2017 and August 31, 2016, respectively, at an average price of $5.14 per share and $4.39 per share, respectively.

The repurchased shares will be held as treasury stock and have been removed from common shares outstanding as of August 31, 2017 and November 30, 2016. As of August 31, 2017 and November 30, 2016, 5,801,086 and 5,714,868 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

Note 12– Cancellation of Revenue Sharing Agreements

On July 27, 2016 the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, on August 26, 2016, the Company made a one-time lump-sum payment in the amount of $3.4 million (the “Settlement Payment”). In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to a lawsuit, will be settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs. Pursuant to the terms of the Agreement, the Nybergs no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the states of Florida and Texas, including all rights to any storage revenues generated and unpaid prior to the date of the Agreement including entitlements that were due for the quarter ended May 31, 2016. The payment amount of $3.4 million was offset by the carrying amount of the long-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the three and nine months ended August 31, 2016.

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

On June 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cytomedical Design Group LLC (“CMDG”), for the purchase of certain assets and assumption of certain liabilities and contracts that CMDG used in the operation of its cord blood business. The Prepacyte-CB Processing System is used in cell processing laboratories to process and store stem cells from umbilical cord blood. The purchase price was $2,400,000, plus the value of inventory, comprised of $1,553,272 in cash and assumed liabilities less any prepayment made by the Company to CMDG ($966,597 at closing and $586,675 on or before September 30, 2015) and a note payable to the seller in the amount of $1,300,000. The closing was effective on June 30, 2015. On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as a gain on extinguishment of debt during the second quarter of fiscal 2016 and reflected on the accompanying consolidated statements of comprehensive income (loss).

During the fiscal quarter ended August 31, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the nine months ended August 31, 2016. Goodwill and intangible assets are included in the Prepacyte® CB reporting segment and the indicators included, among other factors: (1) decline in projected revenues, (2) decline in forecasted cash flows, and (3) loss of a key customer. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the nine months ended August 31, 2016. Accordingly, the Company recorded a non-cash charge for the nine months ended August 31, 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,995. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to Prepacyte-CB in the amount of $1,666,430 and an impairment of intangible assets related to Prepacyte-CB in the amount of $211,267 as of the nine months ended August 31, 2016. See Note 2, “Goodwill,” and Note 3, “Intangible Assets,” for further information regarding the process of assessing goodwill impairment.

During the nine months ended August 31, 2017, total revenue increased 10% as compared to the same period in 2016. The Company reported net income of $1,600,000 or $0.23 per basic common share for the nine months ended August 31, 2017 compared to a net loss of approximately ($2,130,000) or ($0.25) per basic common share for the same period in 2016. The net income for the nine months ended August 31, 2017 principally resulted from the 10% increase in total revenues and a 9% decrease in selling, general and administrative expenses. This was partially offset by a 17% increase in cost of sales. The net loss for the nine months ended August 31, 2016 was mainly attributable to the cancellation of certain interests in the state of Florida Revenue Sharing Agreement and certain interests in the state of Texas Revenue Sharing Agreement resulting in extinguishment of revenue sharing agreement in the amount of approximately $2,300,000 and goodwill and intangible assets impairment of approximately $1,878,000

At August 31, 2017, the Company had cash and cash equivalents of $4,667,083. The Company’s cash increased approximately $1,200,000 during the first nine months of fiscal 2017.    Cash provided by operations was approximately $3,600,000 and cash provided by the sale of marketable securities was approximately $161,000 which were offset by approximately $447,000 used for stock repurchases and approximately $2,150,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. During the third quarter of fiscal 2017, the Company paid CrowdOut the principal sum of $650,000 plus interest of $867. The subordinated loan is paid in full.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust, see Note 12.

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

Results of Operations – Nine Month Period Ended August 31, 2017 Compared to the Nine Month Period Ended August 31, 2016

Revenue. Revenue for the nine months ended August 31, 2017 was $18,909,316 as compared to $17,257,192 for the same period in 2016. The increase in revenue was primarily attributable to an 11% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 9% increase in domestic recurring annual storage fee revenue and a 13% increase in the number of new cord blood specimens processed in the first nine months of fiscal 2017 versus the same period in 2016.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2. For the nine months ended August 31, 2017, revenue from the product sales was $342,031 compared to $286,253 for the nine months ended August 31, 2016.

Licensee Income. Licensee income for the nine months ended August 31, 2017 was $820,877 as compared to $965,977 for the 2016 period. Licensee and royalty income for the nine months ended August 31, 2017 and August 31, 2016 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of August 31, 2017, Lifecell has paid the Company approximately $5,325,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the nine months ended August 31, 2017 was $5,085,538 as compared to $4,330,662 for the same period in 2016, representing a 17% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $75,000 and $99,000 for the nine months ended August 31, 2017 and 2016, respectively. Also, included in Cost of Sales is $291,432 and $234,574 for the nine months ended August 31, 2017 and August 31, 2016, respectively, related to the costs associated with production of the Prepacyte®-CB processing and storage system. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the nine months ended August 31, 2017 and August 31, 2016, royalty expense associated with Prepacyte®-CB included in Cost of Sales is $112,830 and $22,755, respectively. The increase in cost of sales for the nine months ended August 31, 2017 versus August 31, 2016 is due to the costs associated with Prepacyte®-CB and the increased costs associated with the 13% increase in the number of new cord blood specimens processed in the first nine months of fiscal 2017 versus the same period in 2016

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2017 were $9,942,562 as compared to $10,914,524 for the 2016 period representing a 9% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $582,000 in bad debt expense and a decrease of approximately $405,000 in professional fees related to accounting and legal services. The decrease is partially offset by a 5% increase in selling and marketing expenses.

Impairment of Goodwill and Intangible Assets. At August 31, 2016, management determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the nine months ended August 31, 2016. Accordingly, the Company recorded a non-cash charge for the nine months ended August 31, 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to Prepacyte-CB in the amount of $1,666,430 and an impairment of intangible assets related to Prepacyte-CB in the amount of $211,267 as of the nine months ended August 31, 2016. See Note 2, “Goodwill,” and Note 4, “Intangible Assets,” for further information regarding the process of assessing goodwill impairment.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2017 were $23,682 as compared to $34,452 for the 2016 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2017 was $96,925 compared to $123,166 for the 2016 period.

Interest Expense. Interest expense during the nine months ended August 31, 2017, was $937,248 compared to $804,236 during the comparable period in 2016. Interest expense for the nine months ended

August 31, 2017 and August 31, 2016 was $0 and of $22,265, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 5) and $446,555 and $45,764, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5.    The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $88,778 and $144,897 for the nine months ended August 31, 2017 and 2016, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

U.S. income tax expense for the nine months ended August 31, 2017 was $1,039,234.    The U.S. income tax benefit as of the nine months ended August 31, 2016 was ($842,000) due to the Company’s net operating losses as of August 31, 2016.

Results of Operations - Three Month Period Ended August 31, 2017 Compared to the Three Month Period Ended August 31, 2016

Revenue. Revenue for the three months ended August 31, 2017 was $6,895,941 as compared to $6,331,938 for the same period in 2016, an increase of 9%.    The increase in revenue was primarily attributable to a 12% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 14% increase in the number of new cord blood specimens processed for three months ended August 31, 2017 versus the same period in 2016.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2. For the three months ended August 31, 2017, revenue from the product sales was $115,376 compared to $88,135 for the three months ended August 31, 2016.

Licensee Income. Licensee income for the three months ended August 31, 2017, was $492,208 as compared to $609,045 for the 2016 quarter. Licensee income for the three months ended August 31, 2017 and August 31, 2016 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. As of August 31, 2017, Lifecell has paid the Company approximately $5,325,000 for royalties due under the terms of the License and Royalty Agreement.

Cost of Sales. Cost of sales for the three months ended August 31, 2017 was $1,977,475 as compared to $1,551,231 for the same period in 2016, representing a 27% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $25,000 and $35,000 for the three months ended August 31, 2017 and 2016, respectively. Also, included in Cost of Sales is $206,072 and $68,331 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended August 31, 2017 and August 31, 2016, respectively. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the three months ended August 31, 2017 and August 31, 2016, royalty expense associated with Prepacyte®-CB included in Cost of Sales is $94,800 and $8,425, respecitvely.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2017 were $3,432,648 as compared to $3,911,559 for the 2016 period, representing a 12% decrease. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $288,000 in bad debt expense and a decrease of approximately $193,000 in professional fees related to accounting and legal services.

Impairment of Goodwill and Intangible Assets. At August 31, 2016, management determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the Prepacyte-CB reporting unit had a goodwill and intangible assets impairment as of the three months ended August 31, 2016. Accordingly, the Company recorded a non-cash charge for the three months ended August 31, 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to Prepacyte-CB in the amount of $1,666,430 and an impairment of intangible assets related to Prepacyte-CB in the amount of $211,267 as of the three months ended August 31, 2016. See Note 2, “Goodwill,” and Note 4, “Intangible Assets,” for further information regarding the process of assessing goodwill impairment.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2017 were $226 as compared to $13,780 for the 2016 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2017 was $33,359 compared to $39,746 for the 2016 period.

Interest Expense. Interest expense during the three months ended August 31, 2017, was $314,890 compared to $199,439 during the comparable quarter in 2016. Interest expense for the three months ended August 31, 2017 and August 31, 2016 consists of $134,162 and $45,764, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $53,232 and $91,357 for the three months ended August 31, 2017 and 2016, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

U.S. income tax expense for the three months ended August 31, 2017 was $437,326.    The U.S. income tax benefit for the three months ended August 31, 2016 was ($990,195) due to the Company’s net operating losses as of August 31, 2016.

Liquidity and Capital Resources

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a

Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 was payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was due. In June 2017, the Company repaid the subordinated principal plus interest of $650,867.

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

At August 31, 2017, the Company had cash and cash equivalents of $4,667,083 as compared to $3,499,881 at November 30, 2016. The increase in cash and cash equivalents during the nine months ended August 31, 2017 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2017 was $3,606,585, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the nine months ended August 31, 2016 was $2,424,902, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by investing activities for the nine months ended August 31, 2017 was $105,841 which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $161,023 partially offset by the purchases of property and equipment in the amount of $55,182.

Net cash used in investing activities for the nine months ended August 31, 2016 was $297,184 which was primarily attributable to the purchases of property and equipment in the amount of $298,600 and sales and purchases of marketable securities and other investments in the amount of $202,928 which were partially offset by the redemption of a Certificate of Deposit in the amount of $204,344.

Net cash used in financing activities for the nine months ended August 31, 2017 was $2,545,224, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 86,915 shares of the Company’s common stock for $446,621 and the repayments of the note payables for $2,149,999.

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

The Company does not have a line of credit.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time.    No amounts have been accrued as of August 31, 2017.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2017	2,823	$5.77	2,823	2,203,064
July 1 – 31, 2017	4,150	$6.36	4,150	2,198,914
August 1 – 31, 2017	—	$—	—	—

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

Date:    October 16, 2017