Form 10-K
period 2017-11-30
CRYO CELL INTERNATIONAL INC
filed 2018-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2017) was $23,416,774.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2018, 12,900,767 shares of $0.01 par value common stock were issued and 7,105,191 were outstanding.

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

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in two reportable segments, cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells for family use and the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells. The Company, in combination with its global affiliates, currently stores nearly 450,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, with an established client base exceeding 300,000 worldwide,

•	our status as a cGMP- and cGTP-compliant private cord blood bank with International Organization for Standardization (“ISO”) certification, AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kit that protects cord blood specimens thirty times longer under extreme conditions than competitor’s kits,

•	7 day per week processing capability, and

•	a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions.

Cord Tissue

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stem cells (MSCs). Mesenchymal stem cells have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions including heart and kidney disease, ALS, wound healing and auto-immune diseases. Mesenchymal stem cells from several different tissues are being tested in clinical trials for efficacy. Specifically, cells derived from cord tissue are currently being used in many clinical trials. Disorders being treated include cardiomyopathy, ulcerative colitis, diabetes, anemia, autism and cirrhosis of the liver.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2017 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2017 and November 30, 2016, the Company was in compliance with these requirements.

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

The Company is also subject to local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances. These laws include the Occupational Safety and Health Act (“OSHA”), cGTPs, cGMPs, Environmental Protection Act and those of the local Department of Health.

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

Subsidiaries and Joint Ventures

Since its inception, Cryo-Cell has entered into a number of business activities through subsidiaries and joint ventures, including the following activities and those described under “International” below. The Company continues to evaluate and pursue, certain opportunities for global expansion, on a selective basis, in which operational synergies and economic potential align with Cryo-Cell’s strategic direction.

Saneron CCEL Therapeutics, Inc. (“Saneron”). Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida and the University of Minnesota. The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™). As of November 30, 2017 and November 30, 2016, the Company had an ownership interest of approximately 33% in Saneron which is accounted for under the equity method. As of November 30, 2017 and November 30, 2016, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $0.

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

In the future, the Company could reverse the liability relating to the RSAss up-front payments over an appropriate period of time, based on the Company’s expectations of the total amount of payments it expects to pay to the other party under the particular RSA. However, the RSAs do not establish a finite term or time frame over which to estimate the total payments and the Company had not previously estimated and has concluded that it is not currently practicable to estimate the projected cash flows under the RSAs. At present, the Company intends to defer the reversal of the liability, until such time as these amounts can be determined. During the periods when the Company defers the reversal of the liability, the quarterly payments made during these periods are treated as interest expense, which is recognized as the payments become due. In future periods, if a portion of the liability can be de-recognized based on the effective interest method, the payments will be allocated between interest and amortization of the liability. As cash is paid out to the other party during any period, the liability would be de-recognized based on the portion of the total anticipated payouts made during the period, using the effective interest method. That is, a portion of the payment would be recorded as interest expense, and the remainder would be treated as repayment of principal, which would reduce the liability.

Florida. On February 9, 1999, the previous Arizona RSAs were modified and replaced by an RSA for the state of Florida for a price of $1,000,000. The RSA applies to net storage revenues originating from specimens from within the state of Florida less a deduction for billing and collection fees. The RSA entitles the investors to revenues of up to a maximum of 33,000 storage spaces.

Illinois. In 1996, the Company entered into an RSA with a group of investors entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The RSAs were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

Texas. On May 31, 2001, the Company entered into an RSA with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues less a deduction for billing and collection fees for specimens originating in the State of Texas to a maximum of 33,000 storage spaces. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. Subsequent to November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $589,399 and $666,138 for the fiscal years ended November 30, 2017 and 2016, respectively. The Company recorded an RSA accrual of $616,990 and $546,229 as of November 30, 2017 and 2016, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K. The Company also recorded interest expense of $730,778 and $669,590 for the fiscal years ended November 30, 2017 and 2016, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Extinguishment of RSAs

On July 27, 2016, the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, on August 26, 2016, the Company made a one-time lump-sum payment in the amount of $3.4 million (the “Settlement Payment”). In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to a lawsuit (see Note 13) were settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida RSA and the Texas RSA (together, the “FL and TX RSAs”) terminated their rights to these interests in the FL and TX RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the FL and TX RSAs. Pursuant to the terms of the Agreement, the Nybergs no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the states of Florida and Texas, including all rights to any storage revenues generated and unpaid prior to the date of the Agreement including entitlements that were due for the quarter ended May 31, 2016. The payment amount of $3.4 million was offset by the carrying amount of the long-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the twelve months ended November 30, 2016.

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2017 and November 30, 2016, Lifecell had reached the $1,000,000 cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2018 and March 31, 2017, respectively. Since inception of the License and Royalty Agreement, the Company has recorded $6,100,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $5,700,000 as of November 30, 2017. The balance of $400,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2017 and 2016. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income (loss).

	For the fiscal years ended November 30,
	2017			2016
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$1,003,056	$1,003,056	$—	$1,006,319	$1,006,319

Total	$—	$1,003,056	$1,003,056	$—	$1,006,319	$1,006,319

Employees

At November 30, 2017, the Company had 72 full-time employees and 9 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In January 2016, the Company extended the main lease through December 31, 2018 for the 17,600 square foot space.

Rent charged to operations was $310,970 and $288,832 for the fiscal years ended November 30, 2017 and 2016, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2017.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleged breaches of fiduciary duties and sought appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014, violated Section 141(k) of the Delaware General Corporation Law relating to the removal of directors. The plaintiff amended the complaint on March 4, 2016 to remove the breach of fiduciary duty count and to move forward only on its claim that one provision of the Bylaws violated Section 141(k). On March 18, 2016, the Company announced that the Board of Directors had amended the Bylaw in question. Plaintiff filed a stipulation dismissing the action as moot on June 2. The Court retained jurisdiction to hear plaintiff’s request for $200,000 in attorneys’ fee associated with mooting the litigation. The Court heard argument on plaintiff’s request for attorneys’ fees on September 29, 2016. On October 7, 2016, the Court issued its order awarding Plaintiff $50,000 in attorneys’ fees and expenses which is reflected in the accompanying consolidated statements of comprehensive income (loss) as of November 30, 2016. The Company’s deductible under its Directors and Officers insurance policy for this claim was $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. On July 27, 2016, the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, the Company made a payment of $3,400,000 (the “Settlement Payment”) on August 26, 2016. In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to the lawsuit, were settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs (see Note 15).

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

Quarter Ended	Low Closing Bid	High Closing Bid
February 29, 2016	2.75	3.75
May 31, 2016	2.90	3.50
August 31, 2016	3.07	4.15
November 30, 2016	3.84	4.35

February 28, 2017	4.10	5.00
May 31, 2017	4.50	5.90
August 31, 2017	5.60	7.20
November 30, 2017	6.70	8.06

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2017, the Company had 180 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2017, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	457,250	$2.95	308,929
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	753,980	$2.64	859,081
Total	1,211,230	$2.75	1,168,010

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2017, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective April 2016, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,600 for the standard plan and $1,950 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $150 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $4,599 for the standard plan and $4,949 for the premium plan and $6,000 for the standard plan and $7,000 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the third fiscal quarter of 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. Goodwill and intangible assets are included in the PrepaCyte CB reporting segment and the indicators included, among other factors: (1) decline in projected revenues, (2) decline in forecasted cash flows, and (3) loss of a key customer. The Company’s analysis indicated that the PrepaCyte CB reporting unit had a goodwill and intangible assets impairment. Accordingly, the Company recorded a non-cash charge to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to PrepaCyte CB in the amount of $1,666,430 and an impairment of intangible assets related to PrepaCyte CB in the amount of $211,267 as of the year ended November 30, 2016. The annual impairment assessment was performed as of September 30, 2016. The Company concluded that there was an additional impairment of the PrepaCyte CB reporting segment as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded an additional goodwill impairment charge of $111,392 as of November 30, 2016. See Note 2, “Goodwill” and Note 4 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

During the fiscal year ended November 30, 2017, the Company’s total revenue increased 10% as compared to fiscal 2016. The Company reported net income of approximately $2,315,000, or $0.33 per basic common share and $0.30 per diluted share for fiscal 2017 compared to a net loss of approximately ($1,321,000), or ($0.16) per basic and diluted common share for fiscal 2016. Net income for the twelve months ended November 30, 2017 principally resulted from the 10% increase in total revenues and a 8% decrease in selling, general and administrative expenses. This was partially offset by a 16% increase in cost of sales. Net loss for the twelve months ended November 30, 2016 resulted from the cancellation of certain interests in the Florida Revenue Sharing Agreement and certain interests in the Texas Revenue Sharing Agreement resulting in loss on extinguishment of revenue sharing agreement in the amount of $2,252,388, goodwill and intangible assets impairment of approximately $1,989,000, as described above, a 18% increase in selling, general and administrative expenses and a 3% increase in cost of sales. This was offset by a 10% increase in total revenue, an income tax benefit of approximately $1,159,000 and the $300,593 gain on extinguishment of debt as a result of the early payoff of the loan with CMDG.

As of November 30, 2017, the Company had cash and cash equivalents of $6,279,154. The Company’s cash increased by approximately $2,800,000 during fiscal 2017. Cash provided by operations was approximately $5,700,000 and cash provided by the sale of marketable securities was approximately $191,000 which were offset by approximately $447,000 used for stock repurchases and approximately $2,650,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount

CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. During the third quarter of fiscal 2017, the Company paid CrowdOut the principal sum of $650,000 plus interest of $867. The subordinated loan is paid in full.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 15.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2017, the Company had revenue of $25,384,279 compared to $23,128,047 for the fiscal year ended November 30, 2016. The 10% increase in revenue was primarily attributable to a 10% increase in processing and storage fees.

Processing and Storage Fees. For the fiscal year ended November 30, 2017, processing and storage fees were $23,939,033 compared to $21,771,600 for the fiscal year ended November 30, 2016. The increase in processing and storage fee revenue was primarily attributable to a 4% increase in recurring annual storage fee revenue. The Company had a 14% increase in the number of new domestic cord blood specimens processed year-over-year. Also, the Company’s cord tissue service continues to increase year-over-year.

Product Revenue. On June 11, 2015, the Company entered into an Asset Purchase Agreement as described in Note 2 of the Company’s financial statements. For the twelve months ended November 30, 2017, revenue from the product sales was $442,190 compared to $350,128 for the twelve months ended November 30, 2016.

Licensee Income. For the fiscal year ended November 30, 2017, licensee income was $1,003,056 as compared to $1,006,319 for fiscal 2016. Licensee income for the twelve months ended November 30, 2017 and November 30, 2016 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $6,100,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $5,700,000 as of November 30, 2017. The balance of $400,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. For the fiscal year ended November 30, 2017, cost of sales was $6,724,391, as compared to $5,774,800 for the fiscal year ended November 30, 2016, representing a 16% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $98,383 for the year ended November 30, 2017 compared to $131,978 for the 2016 period. Also, included in Cost of Sales is $466,763 and $328,673 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2017 and November 30, 2016, respectively. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the twelve months ended November 30, 2017 and November 30, 2016, royalty expense associated with Prepacyte®-CB included in Cost of Sales is $112,830 and $22,755, respectively. The increase in cost of sales for the twelve months ended November 30, 2017 versus November 30, 2016 is due to the costs associated with Prepacyte®-CB and the increased costs associated with the 14% increase in the number of new domestic cord blood specimens processed in fiscal year 2017 versus fiscal year 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2017 were $13,480,883 as compared to $14,722,794 for the fiscal year ended November 30, 2016 representing an 8% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to a decrease of approximately $555,000 in bad debt expense and a decrease of approximately $280,000 in professional fees related to accounting services. The decrease is partially offset by a 6% increase in selling and marketing expenses.

Impairment of Goodwill and Intangible Assets. During the third quarter of fiscal year 2016, management determined that there were sufficient indicators to trigger an interim goodwill and intangible assets impairment analysis. The Company’s analysis indicated that the PrepaCyte CB reporting unit had a goodwill and intangible assets impairment. Accordingly, the Company recorded a non-cash charge during the third quarter of fiscal year 2016 to reduce the carrying value of goodwill and intangible assets by $1,877,697. The goodwill and intangible assets impairment analysis indicated that there was an impairment of goodwill related to PrepaCyte CB in the amount of $1,666,430 and an impairment of intangible assets related to PrepaCyte CB in the amount of $211,267 which is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of comprehensive income (loss) as of the twelve months ended November 30, 2016. The annual impairment assessment was performed as of September 30, 2016. The Company concluded that there was an additional impairment of the PrepaCyte CB reporting segment as the carrying amount of the reporting unit exceeded the implied fair value. Applying ASC 350, Intangibles-Goodwill and Other guidance, the Company recorded an additional goodwill impairment charge of $111,392 as of November 30, 2016. See Note 2, “Goodwill” and Note 4 “Intangible Assets” for further information regarding the process of assessing goodwill impairment.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2017, were $41,165 as compared to $53,097 in 2016.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2017 was $131,614 compared to $154,673 for fiscal 2016.

Interest Expense. Interest expense during the fiscal year ended November 30, 2017 was $1,302,650 compared to $947,340 in fiscal 2016. Interest expense for the twelve months ended November 30, 2017 and November 30, 2016 was $0 and of $22,265, respectively, related to the repayment of the note payable as a result of the Asset Purchase Agreement (Note 2 and Note 5) and $571,873 and $255,484, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Gain on extinguishment of Debt. The Company did not have any gain on extinguishment of debt for fiscal 2017. Gain on extinguishment of debt was $300,593 for the fiscal year 2016 which was the difference between the remaining principal balance and the payment made on April 22, 2016 constituting payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG (see Note 5) on April 22, 2016.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $108,000 and $109,000 for the years ended November 30, 2017 and 2016, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

U.S. income tax expense for the twelve months ended November 30, 2017 was $1,308,603, net of foreign income taxes.    The Company recorded an income tax benefit of $1,159,412, net of foreign income taxes, for the twelve months ended November 30, 2016. During fiscal year 2016, the Company reversed portions of its valuation allowance for U.S. income taxes totaling $329,263. The reversal of a portion of the deferred tax valuation allowance is based upon the Company’s historical operating performance which includes profitability in eleven of the last twelve quarters, steadily improving operations and positive expectations for future taxable income.

There was approximately $1,263,000 and $644,000 of U.S. income taxes paid for fiscal years ended November 30, 2017 and November 30, 2016, respectively.

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

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 13.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At November 30, 2017, the Company had cash and cash equivalents of $6,279,154 as compared to $3,499,881 at November 30, 2016. The increase in cash and cash equivalents during the twelve months ended November 30, 2017 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2017 was $5,718,173 which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities in fiscal 2016 was $4,987,975, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net provided by investing activities in fiscal 2017 was $93,025 which was attributable to the sales and purchases of marketable securities and other investments in the amount of $191,358 which was offset by purchases of property and equipment in the amount of $98,333.

Net cash used in investing activities in fiscal 2016 was $369,728 which was primarily attributable to the purchases of property and equipment in the amount of $342,982 and sales and purchases of marketable securities and other investments in the amount of $231,090 which were partially offset by the redemption of a Certificate of Deposit in the amount of $204,344.

Net cash used in financing activities in fiscal 2017 was $3,031,925, which was primarily attributable to the stock repurchase plan pursuant to which the Company has repurchased 86,915 shares of the Company’s common stock for $446,621 and the repayments of the note payables for $2,650,000.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $2,316,000 and $2,301,000 as of November 30, 2017 and November 30, 2016, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company paid U.S. income taxes of approximately $1,263,000 and $644,000 during the twelve months ended November 30, 2017 and November 30, 2016, respectively.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $108,000 and $109,000 for the years ended November 30, 2017 and 2016, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2017 and November 30, 2016, the Company had no material provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2017 and 2016.

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

Stock Compensation

As of November 30, 2017, the Company has two stock-based employee compensation plans, which are described in Note 11 to the consolidated financial statements. The Company’s stock-based employee compensation plan that became effective December 1, 2011 was approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $972,000 and $1,772,000 for the years ended November 30, 2017 and November 30, 2016, respectively, of stock compensation expense.

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

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in Mexico, El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. The Company also processes and stores specimens from sub-licenses of Venezuela, who are Chile, Colombia and Peru. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive income (loss). As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Not applicable, as the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements are attached as part of this report.

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2017 and 2016

Consolidated Statements of Comprehensive income (loss)

For the Fiscal Years Ended November 30, 2017 and 2016

Consolidated Statements of Cash Flows

For the Fiscal Years Ended November 30, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit

For the Fiscal Years Ended November 30, 2017 and 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cryo-Cell International, Inc. and subsidiaries as of November 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ PORTER KEADLE MOORE, LLC

Atlanta, Georgia

February 28, 2018

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2017	November 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$6,279,154	$3,499,881
Marketable securities	439,322	624,223
Accounts receivable (net of allowance for doubtful accounts of $2,098,991 and $2,278,862, respectively)	5,125,591	4,052,728
Prepaid expenses	372,152	395,501
Inventory, net	314,566	361,142
Other current assets	206,136	78,448

Total current assets	12,736,921	9,011,923

Property and Equipment-net	882,382	979,463

Other Assets
Intangible assets, net	226,418	261,000
Deferred tax assets	10,035,388	9,260,582
Deposits and other assets, net	28,888	25,500

Total other assets	10,290,694	9,547,082

Total assets	$23,909,997	$19,538,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,928,542	$1,485,430
Accrued expenses	2,582,475	2,554,330
Current portion of note payable	2,000,000	2,000,000
Deferred revenue	7,428,829	7,071,924

Total current liabilities	13,939,846	13,111,684

Other Liabilities
Deferred revenue, net of current portion	15,752,864	12,596,292
Note payable, net of current portion and debt issuance costs	5,295,183	7,819,750
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	22,473,047	21,841,042

Total liabilities	36,412,893	34,952,726

Commitments and contingencies (Note 13)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and	—	—
none issued and outstanding)
Common stock ($.01 par value, 20,000,000 authorized; 12,899,517 issued and 7,103,941 outstanding as of November 30, 2017 and 12,504,464 issued and 6,789,596 outstanding as of November 30, 2016)	128,995	125,044
Additional paid-in capital	31,373,048	30,340,573
Treasury stock, at cost	(19,571,113)	(19,124,492)
Accumulated other comprehensive income	40,865	34,408
Accumulated deficit	(24,474,691)	(26,789,791)

Total stockholders’ deficit	(12,502,896)	(15,414,258)

Total liabilities and stockholders’ deficit	$23,909,997	$19,538,468

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	November 30, 2017	November 30, 2016
Revenue:
Processing and storage fees	$23,939,033	$21,771,600
Licensee and royalty income	1,003,056	1,006,319
Product revenue	442,190	350,128

Total revenue	25,384,279	23,128,047

Costs and Expenses:
Cost of sales	6,724,391	5,774,800
Selling, general and administrative expenses	13,480,883	14,722,794
Impairment of goodwill and intangible assets	—	1,989,089
Research, development and related engineering	41,165	53,097
Depreciation and amortization	131,614	154,673

Total costs and expenses	20,378,053	22,694,453

Operating Income	5,006,226	433,594

Other (Expense) Income :
Other expense	(79,873)	(14,671)
Interest expense	(1,302,650)	(947,340)
Gain on extinguishment of debt	—	300,593
Loss on extinguishment of revenue sharing agreement	—	(2,252,388)

Total other expense	(1,382,523)	(2,913,806)

Income (Loss) before income tax (expense) benefit	3,623,703	(2,480,212)
Income tax (expense) benefit	(1,308,603)	1,159,412

Net Income (Loss)	$2,315,100	$(1,320,800)

Net income (loss) per common share - basic	$0.33	$(0.16)

Weighted average common shares outstanding - basic	7,062,870	8,112,791

Net income (loss) per common share - diluted	$0.30	$(0.16)

Weighted average common shares outstanding - diluted	7,652,984	8,112,791

Other Comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities (net of tax)	$6,457	$(135,524)

Comprehensive Income (Loss)	$2,321,557	$(1,456,324)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2017	November 30, 2016
Cash flows from operating activities:
Net income (loss)	$2,315,100	$(1,320,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	229,995	286,650
Impairment of goodwill and intangible assets	—	1,989,089
Compensatory element of stock options	971,730	1,772,306
Provision for doubtful accounts	77,012	630,113
Gain on extinguishment of debt	—	(300,593)
Loss on extinguishment of revenue sharing agreements	—	2,252,388
Deferred income tax benefit	(774,806)	(1,911,828)
Amortization of debt issuance costs	125,434	48,435
Changes in assets and liabilities:
Accounts receivable	(1,149,875)	(1,624,462)
Prepaid expenses	23,349	32,318
Inventory	46,576	114,466
Other current assets	(127,688)	9,944
Deposits and other assets, net	(3,388)	15,111
Accounts payable	443,112	329,560
Accrued expenses	28,145	648,842
Deferred revenue	3,513,477	2,016,436

Net cash provided by operating activities	5,718,173	4,987,975

Cash flows from investing activities:
Release of restricted cash held in escrow	—	204,344
Purchases of property and equipment	(98,333)	(342,982)
Sales (purchases) of marketable securities and other investments, net	191,358	(231,090)

Net cash provided by (used in) investing activities	93,025	(369,728)

Cash flows from financing activities:
Extinguishment of revenue sharing agreements	—	(3,400,000)
Treasury stock purchases	(446,621)	(10,806,409)
Repayments of note payable	(2,650,000)	(1,509,107)
Proceeds from the exercise of stock options	64,696	40,340
Proceeds from note payable	—	10,783,433
Issuance costs associated with the proceeds from the note payable	—	(378,785)

Net cash used in financing activities	(3,031,925)	(5,270,528)

Increase (Decrease) in cash and cash equivalents	2,779,273	(652,281)
Cash and cash equivalents - beginning of period	3,499,881	4,152,162

Cash and cash equivalents - end of period	$6,279,154	$3,499,881

Supplemental non-cash investing activities:
Unrealized gain (loss) on marketable securities, net of tax	$6,457	$(135,524)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated Other Comprehensive
			Additional Paid-In				Total Stockholders’
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount	Capital		Income/(Loss)		Deficit
Balance at November 30, 2015	12,260,340	$122,603	$28,530,368	$(8,318,083)	$169,932	$(25,468,991)	$(4,964,171)
Common stock issued	244,124	$2,441	$37,899				$40,340
Compensatory element of stock options			1,772,306				1,772,306
Unrealized loss on available for sale securities					(135,524)		(135,524)
Treasury Stock				(10,806,409)			(10,806,409)
Net loss						(1,320,800)	(1,320,800)

Balance at November 30, 2016	12,504,464	$125,044	$30,340,573	$(19,124,492)	$34,408	$(26,789,791)	$(15,414,258)

Common stock issued	395,053	3,951	60,745				64,696
Compensatory element of stock options			971,730				971,730
Unrealized gain on available for sale securities					6,457		6,457
Treasury Stock				(446,621)			(446,621)
Net income						2,315,100	2,315,100

Balance at November 30, 2017	12,899,517	$128,995	$31,373,048	$(19,571,113)	$40,865	$(24,474,691)	$(12,502,896)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 and 2016

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

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2017 and 2016, the Company had an interest of approximately 33% and 33%, respectively, in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2017 and 2016 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2017 and November 30, 2016 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Deposit Insurance Corporation (FDIC) limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk. The Company may from time to time invest some of its cash funds in certificates of deposit and bond investments maintained by brokers who are insured under the Securities Investor Protection Corporation (SIPC). The Company believes these are conservative investments with a low risk for any loss of principal. The Company regularly assesses its marketable security investments for impairment and adjusts its investment strategy as it deems appropriate.

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

During fiscal 2017 and 2016, there were no concentration of risks.

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

In addition to the license fee, the Company earns processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive income (loss). As part of the accounting for royalty revenue from India, the Company uses estimates and judgments based on historical processing and storage volume in determining the timing and amount of royalty revenue to recognize. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity date of three months or less at the time of purchase.

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs and amounts due from license affiliates, and sub licensee territories. Accounts receivable are due within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment as of November 30, 2017 and November 30, 2016, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2017 and 2016 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). Total advertising expense for the fiscal years ended November 30, 2017 and 2016 was approximately $1,008,000 and $1,186,000, respectively.

Rent Expense

Rent is expensed on a straight-line basis over the term of the lease and is included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company believes that the fair value of its Revenue Sharing Agreements (”RSA”) liability recorded on the balance sheet is between the recorded book value and up to the Company’s previous settlement experience, due to the various terms and conditions associated with each RSA.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2017 and 2016, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at November 30, 2017	Fair Value Measurements at November 30, 2017 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$96,600	$96,600	—	—
Available-for-sale securities	342,722	342,722	—	—

Total	$439,322	$439,322	—	—

	Fair Value at November 30, 2016	Fair Value Measurements at November 30, 2016 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$304,142	$304,142	—	—
Available-for-sale securities	320,081	320,081	—	—

Total	$624,223	$624,223	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was approximately ($82,000) and ($17,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the twelve months ended November 30, 2017 and 2016.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was approximately $6,000 and ($136,000) in unrealized holding gains (losses), net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive income (loss) for the years ended November 30, 2017 and 2016.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2017and November 30, 2016 the Company recorded reserves under these programs in the amounts of approximately $18,000 and $17,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Income (loss) per Common Share

Basic income (loss) per common share was computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income (loss) per share is as follows:

	November 30, 2017	November 30, 2016
Numerator:
Net income (loss)	$2,315,100	($1,320,800)
Denominator:
Weighted-average shares outstanding-basic	7,062,870	8,112,791
Dilutive common shares issuable upon exercise of stock options	590,114	—

Weighted-average shares-diluted	7,652,984	8,112,791

Income (loss) per share:
Basic	$0.33	($0.16)

Diluted	$0.30	($0.16)

For the year ended November 30, 2017, the Company excluded the effect of 22,500 stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2016, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2017, the Company has two stock-based employee compensation plans, which are described in Note 11 to the consolidated financial statements. The Company’s most recent stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $972,000 and $1,772,000 for the fiscal years ended November 30, 2017 and November 30, 2016, respectively, of stock compensation expense.

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

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update relates to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The guidance permits the reclassification of certain income tax effects of the Act from Other Comprehensive Income to Retained Earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods; retrospective to each period (or periods) in which the income tax effects of the Act related to the items remaining in Other Comprehensive Income are recognized or at the beginning of the period of adoption. The Company is currently evaluating the impact that the guidance may have on its Consolidated Financial Statements.

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

In connection with the APA, the Company assumed an exclusive perpetual license agreement which enables the Company to use licensed technology in its umbilical cord blood processing and storage product for cord blood banking. Under the terms of the APA, the Company was to pay a royalty of $5 per bag set unit sold, subject to minimum annual royalties totaling $35,000. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the twelve months ended November 30, 2017, royalty expense was $112,830 and is reflected in Cost of Sales on the accompanying comprehensive statements of income (loss).

Goodwill represents the excess of the purchase price of the assets acquired from CMDG over the estimated fair value of the net tangible and identifiable intangible assets acquired. The annual impairment assessment is performed as of September 30 each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

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

As of November 30, 2017, and November 30, 2016, there is no goodwill reflected on the consolidated balance sheets.

The operating results of PrepaCyte CB have been included in the consolidated statements of comprehensive income (loss) since the date of acquisition.

Note 3 – Inventory

The components of inventory at November 30, 2017 and November 30, 2016 are as follows:

	2017	2016
Raw materials	$—	$9,100
Work-in-process	97,210	—
Finished goods	210,854	261,000
Collection kits	14,220	98,760
Inventory reserve	(7,718)	(7,718)

Total inventory	$314,566	$361,142

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

Intangible assets were as follows as of November 30, 2017 and 2016:

	Useful lives	November 30, 2017	November 30, 2016
Patents	10-20 years	$34,570	$34,570
Less: Accumulated amortization		(11,800)	(9,937)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(91,861)	(60,194)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(4,224)	(3,172)

Net Intangible Assets		$226,418	$261,000

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:

2018	$34,582
2019	$34,582
2020	$34,582
2021	$34,582
2022	$34,582
Thereafter	$53,508

Total	$226,418

Amortization expense of intangibles was approximately $35,000 and $44,000 for the twelve months ended November 30, 2017 and November 30, 2016, respectively.

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

On April 22, 2016 the Company paid $778,287 which constituted payment in full of the Company’s payment obligations to CMDG pursuant to the terms of the original APA and Promissory Note, as well as pursuant to the terms of the Loan/Promissory Note Sale Agreement and Mutual Release executed by the Company and CMDG on April 22, 2016. Prior to making the payment in full, the Company made payments totaling $269,443 pursuant to the terms of the original APA and Promissory Note. The remaining principal balance of the note payable is $0 and is reflected on the accompanying balance sheets as of November 30, 2016. The difference between the remaining principal balance and the final payment made on April 22, 2016 was $300,593 which was recorded as gain on extinguishment of debt for the twelve months ended November 30, 2016 on the accompanying consolidated statements of comprehensive income (loss). As of the twelve months ended November 30, 2017 and November 30, 2016, the Company recognized $0 and $22,265, respectively, of interest expense related to the note payable.

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund a portion of the Settlement Agreement and Release of All Claims with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust as described in Note 15. As of November 30, 2017, and November 30, 2016, principal paid to date is approximately $2,633,000 and $633,000, respectively. As of November 30, 2017, and November 30, 2016, the Company paid interest of $406,139 and $164,799, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of November 30, 2017 and November 30, 2016, the Company paid interest of $40,300 and $42,250, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2017, and November 30, 2016, $125,434 and $48,435, respectively, of the debt issuance costs have been amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

As of November 30, 2017, and November 30, 2016, the note payable obligation was as follows:

	November 30, 2017	November 30, 2016
Note payable	$7,500,100	$10,150,100
Unamortized debt issuance costs	(204,917)	(330,350)

Net note payable	$7,295,183	$9,819,750

Current portion of note payable	$2,000,000	$2,000,000
Long-term note payable, net of debt issuance costs	5,295,183	7,819,750

Total	$7,295,183	$9,819,750

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2018	$2,000,000
2019	2,000,000
2020	2,000,000
2021	1,500,100

Total	$7,500,100

Interest expense on the note payable for the years ended November 30, 2017 and November 30, 2016 was as follows:

	November 30, 2017	November 30, 2016
Interest expense on notes payable	$446,439	$229,314
Debt issuance costs	125,434	48,435

Total interest expense	$571,873	$277,749

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax (expense) benefit, other comprehensive loss, and assets for the years ended November 30, 2017 and 2016:

	For the years ended November 30,
	2017	2016
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$24,942,089	$22,777,919
PrepaCyte CB	442,190	350,128

Total net revenue	$25,384,279	$23,128,047

Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$6,257,628	$5,446,126
PrepaCyte CB	466,763	328,674

Total cost of sales	$6,724,391	$5,774,800

Operating profit:
Umbilical cord blood and cord tissue stem cell service	$5,067,228	$2,447,160
PrepaCyte CB	(61,002)	(2,013,566)

Total operating profit	$5,006,226	$433,594

Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$193,741	$240,916
PrepaCyte CB	36,254	45,734

Total depreciation and amortization	$229,995	$286,650

Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,302,650	$925,075
PrepaCyte CB	—	22,265

Total interest expense	$1,302,650	$947,340

Income tax (expense) benefit:
Umbilical cord blood and cord tissue stem cell service	$(1,308,603)	$1,141,823
PrepaCyte CB	—	17,589

Total income tax (expense) benefit	$(1,308,603)	$1,159,412

Other comprehensive income (loss):
Umbilical cord blood and cord tissue stem cell service	$6,457	$(135,524)
PrepaCyte CB	—	—

Total other comprehensive income (loss)	$6,457	$(135,524)

The following table shows the assets by segment as of November 30 2017 and November 30, 2016:

Assets:
Umbilical cord blood and cord tissue stem cell service	$23,360,714	$18,960,261
PrepaCyte CB	549,283	578,207

Total assets	$23,909,997	$19,538,468

NOTE 7- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2017 and 2016:

December 1, 2015	$2,067,130
Bad Debt Expense	630,113
Write-offs	(791,434)
Recoveries	373,053

November 30, 2016	2,278,862
Bad Debt Expense	77,012
Write-offs	(744,233)
Recoveries	487,350

November 30, 2017	$2,098,991

NOTE 8 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2017	2016
Furniture and equipment	$5,066,605	$4,987,623
Leasehold improvements	1,188,584	1,169,232
Computer software – internal use	1,194,039	1,194,039

	7,449,228	7,350,894
Less: Accumulated Depreciation	(6,566,846)	(6,371,431)

Total Property and Equipment	$882,382	$979,463

Depreciation expense was approximately $230,000 in fiscal 2017 and approximately $243,000 in fiscal 2016 of which approximately $98,000 and $132,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive income (loss).

NOTE 9 – ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2017	2016
Professional fees	$84,555	$32,210
Payroll and payroll taxes (1)	1,068,381	1,267,818
Interest expense	648,274	586,646
General expenses	424,782	223,955
Federal and state taxes	356,483	443,701

	2,582,475	$2,554,330

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2017 and November 30, 2016.

NOTE 10 – INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2017 and 2016.

	2017	2016
Current:
Federal	$1,483,000	$432,000
State	483,000	212,000
Foreign	108,000	109,000

Subtotal	2,074,000	753,000

Deferred:
Federal	(318,000)	(1,662,000)
State	(447,000)	(250,000)
Foreign	—	—

Subtotal	(765,000)	(1,912,000)

Income Tax (Benefit) Expense	$1,309,000	$(1,159,000)

As of November 30, 2017 and 2016, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2017	2016
Tax Assets:
Deferred income (Net of Discounts)	$5,886,000	$4,917,000
NOLs, credits, and other carryforward items	8,000	459,000
Tax over book basis in unconsolidated affiliate	1,788,000	1,678,000
Accrued payroll	405,000	68,000
Reserves and other accruals	1,039,000	1,416,000
Stock compensation	711,000	433,000
Depreciation and Amortization	618,000	616,000
RSA Buy-out	1,909,000	1,996,000

Total Assets:	12,364,000	11,583,000

Tax Liabilities:
Unrealized gains on AFS securities	(12,000)	(21,000)

Total Liabilities:	(12,000)	(21,000)

Less: Valuation Allowance	(2,316,000)	(2,301,000)

Net Deferred Tax Asset	$10,036,000	$9,261,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2017 and November 30, 2016, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($73,000) and ($329,000) during the years ended November 30, 2017 and 2016, respectively. The change for year ended November 30, 2016 was primarily a result of Nyberg’s RSA Buy Out, impairment of the PrepaCyte’s intangible assets, and a partial release of the valuation allowance. The change for year ended November 30, 2017 was a result of capital loss carryovers expiring unused.

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

The positive evidence that weighed in favor or releasing the allowance as of November 30, 2016 and ultimately outweighed the negative evidence against releasing the allowance was the following:

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

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act makes significant changes to provisions of the Internal Revenue Code, including changing the corporate tax rate to a flat 21% rate as of January 1, 2018. This requires the Company’s net deferred tax assets and liabilities to be revalued at the newly enacted U.S. corporate rate. The impact will be recognized in tax expense in the year of enactment (i.e., for the Company, the fiscal year ended November 30, 2018). Based on evaluation, the Company’s discrete expense for the rate impact will be approximately $3.0 million. Based on the Company’s evaluation, the Tax Act is not expected to impact the recoverability of its deferred tax asset.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30,
	2017	%	2016	%
Tax at Federal Statutory Rate	1,195,000	34.0	(880,000)	34.0
State Income Tax Effect	179,000	5.1	(94,000)	3.6
Valuation Allowance Release	—	0.0	(329,000)	(12.7)
Permanent Disallowances	159,000	4.5	184,000	(7.3)
Deferred Repricing	(343,000)	(9.8)	—
Other	119,000	3.4	(40,000)	1.6
Foreign tax credits	(108,000)	(3.1)	(109,000)	4.3
Foreign tax withholding	108,000	3.1	109,000	(4.3)

Total income taxes	$1,309,000	37.2	$(1,159,000)	47.7

The Company adopted the accounting standard for uncertain tax positions, ASC 740-10, on December 1, 2007. As required by the standard, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were no uncertain tax positions as of November 30, 2017 and 2016.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2017 and 2016, the Company had no material provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2017:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2013 - 2016	N/A
United States – Various States	2012 - 2016	N/A

NOTE 11 – STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2017, the Company issued 33,031 common shares to option holders who exercised options for $64,696. During the year ended November 30, 2016, the Company issued 23,399 common shares to option holders who exercised options for $40,340.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2017, and November 30, 2016, there were 457,250 and 572,281 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2017, there were 308,929 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of November 30, 2017, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 825,221 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2016, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 630,970 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2017, there were 859,081 shares available for future issuance under the 2012 Plan.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2017 and November 30, 2016 are as follows:

	2017	2016
Weighted average values:
Expected dividends	0%	0%
Expected volatility	52.07%	66.39%
Risk free interest rate	1.82%	1.22%
Expected life	5.0 years	5.6 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2017, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	1,142,010	$2.36	4.99	$2,157,112
Granted	25,000	6.95		27,750
Exercised	(33,031)	1.96		108,349
Expired/forfeited	(107,000)	2.19		628,280

Outstanding at November 30, 2017	1,026,979	2.50	4.48	$5,706,107

Exercisable at November 30, 2017	987,811	2.41	4.34	$5,580,178

The weighted average grant date fair value of options granted during the years ended November 30, 2017 and November 30, 2016 was $3.23 and $1.86, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2017 or November 30, 2016, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2017 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	423,750	3.93	$1.73	423,750	$1.73
$2.01 to $3.00	351,000	2.81	$2.68	351,000	$2.68
$3.01 to $4.00	227,229	7.57	$3.18	205,564	$3.18
$6.01 to $7.00	25,000	9.34	$6.95	7,497	$7.00

	1,026,979	4.48	$2.50	987,811	$2.41

A summary of the status of the Company’s non-vested options as of November 30, 2017, and changes during the fiscal year then ended, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2016	97,406	$1.84
Granted	25,000	3.23
Vested	(83,238)	1.99
Forfeited	—	—

Non-vested at November 30, 2017	39,168	$2.41

As of November 30, 2017, there was approximately $51,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .78 years as of November 30, 2017. The total fair value of options vested during the fiscal year ended November 30, 2017 was approximately $166,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the fiscal years ended November 30, 2017 and November 30, 2016.

As of November 30, 2017 and November 30, 2016, there were no performance or market-based vesting condition options outstanding.

Restricted common shares

During the first quarter fiscal 2014, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs received base grant equity awards in the form of restricted shares of the Company’s common stock. As of December 1, 2013, David Portnoy and Mark Portnoy were granted 70,270 and 59,459 shares of the Company’s common stock, respectively. The shares were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on December 1, 2014 and the remaining 1/3 on December 1, 2015. As of November 30, 2017 and November 30, 2016, these shares are fully vested and there was $0 of total unrecognized compensation cost related to these shares of restricted common stock.

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

As of November 30, 2015, certain market and performance thresholds were met during fiscal year 2015 and the Board agreed to grant David Portnoy and Mark Portnoy 118,117 and 102,711 shares of restricted common shares, respectively. The fair value of the shares with a grant date during the 2015 fiscal year was approximately $336,000. During fiscal year 2016, there was approximately $242,000 of total unrecognized compensation cost recognized as the Board granted certain subjective performance shares with a grant date during the 2016 fiscal year and these costs are reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) as of November 30, 2016.

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on

November 30, 2016, then no later than February 28, 2017, the Company will grant up to 186,487 and 162,163 shares of common stock. Based upon the performance measures being attained, the Company granted a total of 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares to be granted is approximately $1,252,000 and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) for the year ended November 30, 2016. There was $0 of total unrecognized compensation cost as of November 30, 2017.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016. The Amendment states if Executive is employed by the Company on November 30, 2016, then no later than February 28, 2017, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. Based upon performance measures being attained, the Company granted a total of 19,620 shares of common stock to Oleg Mikulinksy. The fair value of the shares granted is approximately $78,000, and $32,000 is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) for the year ended November 30, 2016. There remaining $46,000 was reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) for the year ended November 30, 2017. There is $0 of total unrecognized compensation cost as of November 30, 2017.

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2017, then no later than February 28, 2018, the Company will grant up to 186,487 and 162,163 shares of common stock. Based upon the performance measures being attained, the Company will grant a total of 121,801 and 105,915 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares to be granted is approximately $1,200,000, and $704,000 is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) for the year ended November 30, 2017. There is $496,000 of total unrecognized compensation cost as of November 30, 2017 that will be recognized in fiscal year 2018.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2017, then no later than February 28, 2018, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment. Based upon performance measures being attained, the Company will grant a total of 11,396 shares of common stock to Oleg Mikulinksy. The fair value of the shares granted is approximately $80,000 and $40,000 is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) for the year ended November 30, 2017. There was $40,000 of total unrecognized compensation cost as of November 30, 2017 that will be recognized in fiscal year 2018.

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

The Rights Agreement were to expire on December 5, 2017, unless earlier redeemed, exchanged, terminated, or unless the expiration date is extended. Effective October 31, 2016, the Company terminated the Rights Agreement through an Amendment to Rights Agreement (“Rights Amendment”) which revised the termination date of the Rights Agreement. Pursuant to the Rights Amendment, the termination of the Rights Agreement was effective October 31, 2016.

NOTE 12 – LICENSE AGREEMENTS

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $6,100,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $5,700,000 as of November 30, 2017. The balance of $400,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2017 and 2016. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income (loss).

	For the years ended November 30,
	2017			2016
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total
India	—	1,003, 056	1,003,056	—	1,006,319	1,006,319

Total	$—	$1,003,056	$1,003,056	$—	$1,006,319	$1,006,319

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements which include severance arrangements, are for periods ranging from one to two years and contain certain provisions for severance payments in the event of termination or change of control.

Leases

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In January 2016, the Company extended the main lease through December 31, 2018 for the 17,600-square foot space.

Rent charged to operations was $310,970 and $288,832 for the fiscal years ended November 30, 2017 and 2016, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2017.

On January 20, 2016, a class action complaint was filed in the Court of the Chancery of the State of Delaware against the Company and certain current officers and directors of the Company (Case No. 11915-VCG). The complaint alleged breaches of fiduciary duties and sought appropriate injunctive relief and a declaratory judgment against defendants that a certain provision of the Company’s Amended and Restated Bylaws, as amended through September 22, 2014, violated Section 141(k) of the Delaware General Corporation Law relating to the removal of directors. The plaintiff amended the complaint on March 4, 2016 to remove the breach of fiduciary duty count and to move forward only on its claim that one provision of the Bylaws violated Section 141(k). On March 18, 2016, the Company announced that the Board of Directors had amended the Bylaw in question. Plaintiff filed a stipulation dismissing the action as moot on June 2, 2016. The Court retained jurisdiction to hear plaintiff’s request for $200,000 in attorneys’ fee associated with mooting the litigation. The Court heard arguments on plaintiff’s request for attorneys’ fees on September 29, 2016. On October 7, 2016, the Court issued its order awarding Plaintiff $50,000 in attorneys’ fees and expenses which is reflected in the accompanying consolidated statements of comprehensive income (loss). The Company’s maximum deductible under its Directors and Officers insurance policy for this claim was $500,000.

On February 24, 2016, a complaint styled Charles D. Nyberg and Mary J. Nyberg and as trustees of the CDMJNyberg Family Trust v. Cryo-Cell International, Inc., Case No. 8:16CV408t30, United States District Court, Middle District of Florida, Hillsborough County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $75,000, the jurisdictional amount of the court in which the action is pending. On July 27, 2016 the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, the Company made a payment of $3,400,000 (the “Settlement Payment”) on August 26, 2016. In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to the lawsuit, were settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “RSAs”) terminated their rights to these interests in the RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the RSAs (see Note 15).

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

NOTE 14 – RETIREMENT PLAN

The Company maintains a 401(k) retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2017 and November 30, 2016, the Company made matching contributions of approximately $141,000 and $121,000, respectively, to the 401(k) Plan.

NOTE 15 – REVENUE SHARING AGREEMENTS (“RSAs”)

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

Texas. On May 31, 2001, the Company entered into an RSA with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the State of Texas for a price of $750,000. The investors are entitled to a 37.5% share of net storage revenues originating in the State of Texas to a maximum of 33,000 storage spaces. During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation. During fiscal year 2010, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.

The Company made total payments to all RSA holders of $589,399 and $666,138 for the fiscal years ended November 30, 2017 and 2016, respectively. The Company recorded an RSA accrual of $616,990 and $546,229 as of November 30, 2017 and 2016, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements. The Company also recorded interest expense of $730,778 and $669,590 for the fiscal years ended November 30, 2017 and 2016, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Extinguishment of RSAs

On July 27, 2016, the Company entered into a Settlement Agreement and Release of All Claims (“Agreement”) with Charles D. Nyberg and Mary J. Nyberg, individually and as Trustees of the CDMJ Nyberg Family Trust (collectively, the “Nybergs”). Pursuant to the terms of the Agreement, on August 26, 2016, the Company made a one-time lump-sum payment in the amount of $3.4 million (the “Settlement Payment”). In consideration of the Settlement Payment, all legal claims brought against the Company by the Nybergs pursuant to a lawsuit (see Note 13), were settled. Additionally, in consideration of the Settlement Payment, the Nybergs, who owned the rights to and interests in 50% of each of the Florida Revenue Sharing Agreement and the Texas Revenue Sharing Agreement (together, the “FL and TX RSAs”) terminated their rights to these interests in the FL and TX RSAs, resulting in a 50% reduction in the Company’s ongoing payment obligations under the FL and TX RSAs. Pursuant to the terms of the Agreement, the Nybergs no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the states of Florida and Texas, including all rights to any storage revenues generated and unpaid prior to the date of the Agreement including entitlements that were due for the quarter ended May 31, 2016. The payment amount of $3.4 million was offset by the carrying amount of the long-term liability related to the RSAs in the amount of $875,000 and accrued expenses in the amount of $272,612 to reflect the extinguishment of revenue sharing agreements in the amount of $2,252,388 for the twelve months ended November 30, 2016.

NOTE 16 – SHARE REPURCHASE PLAN

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

As of November 30, 2017, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. As of November 30, 2016, the Company had repurchased an aggregate of 5,714,171 shares of the Company’s common stock, inclusive of the shares that were accepted as part of the tender offer for the Stock Purchase Agreement with Ki Yond Choi and Michael Cho, at an average price of $3.35 per share through open market and privately negotiated transactions.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2017 and November 30, 2016. As of November 30, 2017, and November 30, 2016, 5,801,086 and 5,714,868 shares, respectively, were held as treasury stock.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2017. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 55, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 54, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 58, has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 64, has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston, Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent. We believe that Mr. Gaines’ business consulting experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Harold D. Berger, age 54, has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, age 48, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 45, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2017, we believe that all such forms were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer. The code of ethics is available to any shareholder, without charge, upon written request to the Company in care of the Corporate Secretary at 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677. The Code of Ethics is also available on the Company’s Website, www.cryo-cell.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2017 and November 30, 2016 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2017 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option and Restricted Common Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
David Portnoy Co-Chief Executive Officer	2017 2016	$ $	409,500 390,000	$ $	403,960 382,933	$ $	430,886 887,129	$ $	0 0	$ $	0 0	$ $	1,244,346 1,660,062
Mark Portnoy Co-Chief Executive Officer	2017 2016	$ $	346,500 330,000	$ $	341,812 324,020	$ $	373,653 769,353	$ $	0 0	$ $	0 0	$ $	1,061,965 1,423,373
Jill M. Taymans Vice President Finance, Chief Financial Officer	2017 2016	$ $	177,852 177,852	$ $	9,450 9,000	$ $	— 12,879	$ $	0 0	$ $	0 0	$ $	187,302 199,731
Oleg Mikulinsky Chief Information Officer	2017 2016	$ $	220,500 210,000	$ $	21,752 20,596	$ $	131,221 58,897	$ $	0 0	$ $	0 0	$ $	373,473 289,493

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2017 and 2016. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 11, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
(2)	Represents perquisites and other benefits, valued on the basis of aggregate incremental cost to the Company.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the Compensation Committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal 2017 the Company’s Co-CEOs and Chief Information Officer were entitled to a cash bonus equal to 8.33% of base salary times the number of the six performance targets achieved. In fiscal 2016, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on net revenue as of November 30, 2017, of $24,514,637, $24,977,360 and $25,461,796, respectively, and the Company’s adjusted net income as of November 30, 2017 of $6,254,854, $6,390,211 and $6,543,283, respectively. The third criteria for cash bonuses to the Co-CEOs and Chief Information Officer consist of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2017 and payable to the Co-CEO’s, Chief Information Officer and Chief Financial Officer totaling $403,960, $341,812, $21,752 and $9,450, respectively. In fiscal 2016 the Company’s Co-CEOs and Chief Information Officer were entitled to a cash bonus equal to 8.33% of base salary times the number of the six performance targets achieved. In fiscal 2016, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on net revenue as of November 30, 2016, of $21,355,962, $22,355,962 and $23,355,962, respectively, and the Company’s adjusted net income as of November 30, 2017 of $3,161,905, $3,328,325 and $3,494,737, respectively. The third criteria for cash bonuses to the Co-CEOs and Chief Information Officer consist of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors. Cash bonuses were accrued in fiscal 2016 and payable to the Co-CEO’s, Chief Information Officer and Chief Financial Officer totaling $382,933, $324,020, $20,596 and $9,000, respectively. With respect to the subjective performance reviews, in addition to evaluating the Company’s overall financial performance, the Compensation Committee considers the performance of each named executive officer’s business line or area of responsibility. Several key management competencies and behaviors are assessed, including the named executive officer’s effectiveness as a leader and his or her role in building a cohesive executive team, as well as other strategic core competencies such as accountability, analytical ability and decision making, communication, cooperation and teamwork, creativity and problem-solving, and integrity. The named executive officer’s performance relating to these competencies forms the basis of a performance review discussion with the named executive officer that reinforces his or her role in achieving the Company’s business plan and short- and long-term strategies.

In fiscal 2017, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, a restricted stock grant of up to 186,487 and 162,163 shares based on performance. The Company shall grant each Co-CEO a number of shares of restricted stock equal to a percentage of 186,487 and 162,163 shares equal to the sum of (x) the product of 16.67% and the number of the net revenue and adjusted cash flow performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the net revenue and adjusted cash flow performance goals achieved at the “stretch” level and up to 50% at the discretion of the Compensation Committee to the Board of Directors based on their subjective performance determination. For fiscal 2017, 121,801 and 105,915 shares will be issued to the Co-CEO’s.

In fiscal 2017, the Company’s Chief Information Officer was entitled to and pursuant to his employment agreement, a restricted stock option grant of up to 20,000 shares based on performance. The Company shall grant the CIO a number of shares of restricted stock equal to a percentage of 20,000 shares equal to the sum of (x) the product of 16.67% and the number of the net revenue and adjusted cash flow performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the net revenue and adjusted cash flow performance goals achieved at the “stretch” level and up to 50% at the discretion of the Co-CEOs based on his subjective performance determination. There are 14,729 shares to be issued to the Chief Information Officer.

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

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. No stock options were awarded to the named executive officers in fiscal 2017. During fiscal 2016, 52,500 stock options were awarded to executive officers.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2018.

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

Pursuant to the Amendment, the Executive’s base salary was $210,000 (the “Base Salary”).

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2017:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011 December 1, 2011 April 15, 2016	100,000 200,000 70,270	$ $ $	2.90 1.72 3.14	August 31, 2021 December 1, 2021 April 15, 2026
Mark Portnoy	August 31, 2011 December 1, 2011 April 15, 2016	100,000 200,000 59,459	$ $ $	2.90 1.72 3.14	August 31, 2021 December 1, 2021 April 15, 2026
Jill Taymans	June 2, 2016 (1)	7,500		$3.10	June 3, 2026
Oleg Mikulinsky	March 5, 2012 (2) April 18, 2016 (2)	20,000 40,000	$ $	2.05 3.20	March 5, 2019 April 18, 2026

(1)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(2)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$26,750	$17,697	$44,447
George Gaines	$26,750	$17,697	$44,447
Jonathan Wheeler	$26,750	$17,697	$44,447

(1)	Represents the dollar amount recognized for financial reporting purposes in fiscal 2017 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 11, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 14, 2018 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Current directors and executive officers:
David Portnoy (3)	1,464,188	19.65%
Mark Portnoy (4)	970,799	13.04%
George Gaines (5)	1,113,125	15.53%
Harold Berger (6)	69,255	*
Jonathan Wheeler (7)	98,125	*
Jill Taymans (8)	47,896	*
Oleg Mikulinsky (9)	66,667	*
Other beneficial owners:
Mary J. Nyberg, as trustee of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (10)	600,000	8.44%
IsZo Capital L.P (11)	396,169	5.58%
All current directors and executive officers as a group (7 persons) (12)	3,830,055	47.70%

*	Less than 1%.

(1)	Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 14, 2018 by (ii) the sum of (a) 7,105,191 which is the number of shares of common stock outstanding as February 14, 2018 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 14, 2018 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 14, 2018. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(3)	Includes 49,150 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 23,524 shares that he owns individually of record, 463,008 shares he owns individually, 151,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 78,176 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 78,864 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; and 9,122 shares held by David Portnoy as custodian for his minor daughter. Includes 346,847 shares subject to stock options.
(4)	Includes 18,055 shares of Common Stock held directly through a 401(k)-plan account, 521,576 shares that he owns individually and 91,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 339,639 shares subject to stock options.
(5)	Includes 63,125 shares subject to stock options.
(6)	Includes 63,125 shares subject to stock options.
(7)	Includes 63,125 shares subject to stock options.

(8)	Includes 2,500 shares subject to stock options.
(9)	Includes 46,667 shares subject to stock options.
(10)	A group consisting of Mary J. Nyberg, as co-trustee of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on January 17, 2018 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 600,000 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.
(11)	A group consisting of IsZo Capital L.P (the “Fund”)., IsZo Capital GP LLC (“IsZo GP”), IsZo Capital Management LP (“ICM”) and Brian Sheehy filed a Schedule 13G on February 14, 2018 reporting the following beneficial ownership: (i) 396,169 shares of common stock held by the Fund as to which IsZo GP, ICM and Brian Sheehy have the power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the Fund is 415 Madison Avenue, 15th Floor, New York, New York 10017.
(12)	Includes 925,028 shares subject to stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table presents fees for professional audit services rendered by Porter Keadle Moore, LLC (“PKM”) for the audit of the Company’s financial statements for the fiscal years ended November 30, 2017 and November 30, 2016 and fees billed for other services rendered by PKM during these periods.

	2017	2016
Audit Fees	$209,521	$217,391
Audit Related Fees	—	39,000
Tax Fees	56,954	—
Other	—	—

Total	$266,475	$256,391

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2017 and November 30, 2016 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of the aggregate fees billed by our principal accounts for professional services rendered for audit related services rendered for the fiscal years ended November 30, 2017 and November 30, 2016.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2017 and November 30, 2016.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2017 and November 30, 2016.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. All of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to PKM and Grant Thornton were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by PKM. Furthermore, no work of with respect to its services rendered to the Company was performed by anyone other than PKM.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015

10.39 (21)	Rights Agreement dated December 5, 2014

10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015

10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.

10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015

10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015

10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.

10.45 (27)	Stock Purchase Agreement dated June 16, 2016.

10.46 (28)	2012 Equity Incentive Plan.

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonony Extension Definition Linkbase Document

101.LAB	XBRL Taxonony Extension Label Linkbase Document

101.PRE	XBRL Taxonony Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2016.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.

(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.

(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.

(28)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders of the Company (Commission File No. 000-23386), filed by the Company under the Exchange Act with the Commission on June 21, 2012.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2018

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 28, 2018

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2018
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial
	and accounting officer)	February 28, 2018

/s/ Harold Berger	Director	February 28, 2018
Harold Berger

/s/ George Gaines	Director	February 28, 2018
George Gaines

/s/ Jonathan Wheeler	Director	February 28, 2018
Jonathan Wheeler