Form 10-Q
period 2018-02-28
CRYO CELL INTERNATIONAL INC
filed 2018-04-16
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

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

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of April 6, 2018, 13,083,212 shares of $0.01 par value common stock were issued and 7,287,636 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) February 28, 2018	November 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$6,991,401	$6,279,154
Marketable securities	586,230	439,322
Accounts receivable (net of allowance for doubtful accounts of $2,024,893 and $2,098,991, respectively)	4,927,751	5,125,591
Prepaid expenses	298,100	372,152
Inventory, net	374,442	314,566
Other current assets	213,817	206,136

Total current assets	13,391,741	12,736,921

Property and Equipment-net	1,086,954	882,382

Other Assets
Intangible assets, net	415,272	226,418
Deferred tax assets	6,988,056	10,035,388
Deposits and other assets, net	28,888	28,888

Total other assets	7,432,216	10,290,694

Total assets	$21,910,911	$23,909,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,197,918	$1,928,542
Accrued expenses	2,865,447	2,582,475
Current portion of note payable	2,000,000	2,000,000
Deferred revenue	7,249,160	7,428,829

Total current liabilities	13,312,525	13,939,846

Other Liabilities
Deferred revenue, net of current portion	16,707,878	15,752,864
Note payable, net of current portion and debt issuance costs	4,821,885	5,295,183
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	22,954,763	22,473,047

Total liabilities	36,267,288	36,412,893

Commitments and contingencies (Note 8)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 12,900,767 issued and 7,105,191 outstanding as of February 28,2018 and 12,899,517 issued and 7,103,941 outstanding as of November 30, 2017)	129,008	128,995
Additional paid-in capital	31,930,880	31,373,048
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	159,611	40,865
Accumulated deficit	(27,004,763)	(24,474,691)

Total stockholders’ deficit	(14,356,377)	(12,502,896)

Total liabilities and stockholders’ deficit	$21,910,911	$23,909,997

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended
	February 28, 2018	February 28, 2017
Revenue:
Processing and storage fees	$6,200,067	$5,611,824
Product revenue	28,051	164,800

Total revenue	6,228,118	5,776,624

Costs and Expenses:
Cost of sales	1,601,508	1,516,097
Selling, general and administrative expenses	3,589,519	3,098,155
Research, development and related engineering	13,409	14,616
Depreciation and amortization	36,545	31,630

Total costs and expenses	5,240,981	4,660,498

Operating Income	987,137	1,116,126

Other Expense:
Other expense	(33,565)	(26,442)
Interest expense	(280,977)	(297,044)

Total other expense	(314,542)	(323,486)

Income before income tax expense	672,595	792,640
Income tax expense	(3,202,667)	(305,717)

Net (Loss) Income	$(2,530,072)	$486,923

Net (loss) income per common share—basic	$(0.36)	$0.07

Weighted average common shares outstanding—basic	7,105,135	6,901,108

Net (loss) income per common share—diluted	$(0.36)	$0.07

Weighted average common shares outstanding—diluted	7,105,135	7,437,243

Other Comprehensive (Loss) Income
Unrealized gain (loss) on marketable securities (net of tax)	$118,746	$(7,061)

Comprehensive (Loss) Income	$(2,411,326)	$479,862

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net (loss) income	$(2,530,072)	$486,923
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	60,278	57,634
Compensatory element of stock options	555,595	77,357
Provision for doubtful accounts	69,432	101,930
Deferred income tax expense	3,047,332	—
Amortization of debt issuance costs	26,702	34,153
Changes in assets and liabilities:
Accounts receivable	128,408	(498,713)
Prepaid expenses	74,052	(64,451)
Inventory	(59,876)	75,181
Other current assets	(7,681)	(64,429)
Deposits and other assets, net	—	(3,388)
Accounts payable	(730,624)	34,721
Accrued expenses	282,972	(439,668)
Deferred revenue	775,345	631,809

Net cash provided by operating activities	1,691,863	429,059

Cash flows from investing activities:
Purchases of property and equipment	(253,704)	(2,921)
Purchase of intangible asset	(200,000)	—
(Purchases) sales of marketable securities and other investments, net	(28,162)	136,446

Net cash (used in) provided by investing activities	(481,866)	133,525

Cash flows from financing activities:
Treasury stock purchases	—	(88,691)
Repayments of note payable	(500,000)	(500,000)
Proceeds from the exercise of stock options	2,250	33,496

Net cash used in financing activities	(497,750)	(555,195)

Increase in cash and cash equivalents	712,247	7,389
Cash and cash equivalents—beginning of period	6,279,154	3,499,881

Cash and cash equivalents—end of period	$6,991,401	$3,507,270

Supplemental non-cash investing activities:
Unrealized gain (loss) on marketable securities, net of tax	$118,746	$(7,061)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in two reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use and the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers, and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues recognized for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2018, the related Consolidated Statements of Comprehensive (Loss) Income and Cash Flows for the three months ended February 28, 2018 and February 28, 2017 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2018 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2018.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,605,000 and $2,316,000 as of February 28, 2018 and November 30, 2017, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $3,203,000 and $306,000 during the three months ended February 28, 2018 and February 28, 2017, respectively. Included in the $3,203,000 tax expense for the three months ended February 28, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $0 and $0 for the three months ended February 28, 2018 and February 28, 2017, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive (loss) income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2018 and February 28, 2017, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2018 and February 28, 2017.

Stock Compensation

As of February 28, 2017, the Company has two stock-based compensation plans, which are described in Note 7 to the consolidated financial statements. The Company’s stock-based employee compensation plan that became effective December 1, 2011 was approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $556,000 and $77,000 for the three months ended February 28, 2018 and February 28, 2017, respectively, of stock-based compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2018 and November 30, 2017, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at February 28, 2018	Fair Value Measurements at February 28, 2018 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$62,376	$62,376	—	—
Available-for-sale	523,854	523,854	—	—

	$586,230	$586,230	—	—

	Fair Value at November 30, 2017	Fair Value Measurements at November 30, 2017 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading Securities	$96,600	$96,600	—	—
Available-for-sale	342,722	342,722	—	—

	$439,322	$439,322	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($34,000) and ($26,600) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive loss for the three months ended February 28, 2018 and February 28, 2017, respectively.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive (loss) income. For available-for-sale securities, there was approximately $119,000 and ($7,000) in unrealized holding gains (losses), net of tax, respectively, reported as comprehensive loss on the accompanying statements of comprehensive (loss) income for the three months ended February 28, 2018 and February 28, 2017, respectively.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company was paying $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. Effective October 13, 2014, the Company no longer offers the Cryo-Cell CaresTM program to new clients. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of February 28, 2018 and November 30, 2017 the Company recorded reserves under these programs in the amounts of approximately $18,000 and $18,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Inventory

The components of inventory at February 28, 2018 and November 30, 2017 are as follows:

	February 28, 2018	November 30, 2017
Raw materials	$—	$—
Work-in-process	109,342	97,210
Finished goods	246,377	210,854
Collection kits	26,441	14,220
Inventory reserve	(7,718)	(7,718)

Total inventory	$374,442	$314,566

Note 3– Intangible Assets

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

Intangible assets were as follows as of February 28, 2018 and November 30, 2017:

	Useful lives	February 28, 2018	November 30, 2017
Patents and Domain Names	10-20 years	$234,570	$34,570
Less: Accumulated amortization		(14,766)	(11,800)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(99,778)	(91,861)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(4,487)	(4,224)

Net Intangible Assets		$415,272	$226,418

Amortization expense of intangibles was approximately $11,000 and $9,000 for the three months ended February 28, 2018 and February 28, 2017, respectively.

Note 4– Note Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. As of February 28, 2018 and November 30, 2017, principal paid to date is $3,133,000 and $2,633,000, respectively, at a rate of 3.75% per annum plus LIBOR. As of the three months ended February 28, 2018 and February 28, 2017, the Company paid interest of $93,828 and $102,488 respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were used by the Company to fund repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of the three months ended February 28, 2018 and February 28, 2017, the Company paid interest of $0 and $19,500, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2018 and February 28, 2017, $26,702 and $34,153, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

As of February 28, 2018 and November 30, 2017, the note payable obligation was as follows:

	February 28, 2018	November 30, 2017
Note payable	$7,000 ,100	$7,500,100
Unamortized debt issuance costs	(178,215)	(204,917)

Net note payable	$6,821,885	$7,295,183

Current portion of note payable	$2,000,000	$2,000,000
Long-term note payable, net of debt issuance costs	4,821,885	5,295,183

Total	$6,821,885	$7,295,183

Interest expense on the note payable for the three months ended February 28, 2018 and February 28, 2017 was as follows:

	February 28, 2018	February 28, 2017
Interest expense on notes payable	$93,827	$121,988
Debt issuance costs	26,702	34,153

Total interest expense	$120,529	$156,141

Note 5 – (Loss) Income per Common Share

Net income (loss) per common share data are based on net income. The following table sets forth the calculation of basic and diluted (loss) earnings per share:

	For the three months ended February 28, 2018	For the three months ended February 28, 2017
Numerator:
Net Income (Loss)	($2,530,072)	$486,923
Denominator:
Weighted-average shares outstanding-basic	7,105,135	6,901,108
Dilutive common shares issuable upon exercise of stock options	—	536,135
Weighted-average shares-diluted	7,105,135	7,437,243

Earnings (Loss) per share:
Basic	($0.36)	$0.07

Diluted	($0.36)	$0.07

For the three months ended February 28, 2018, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2017, the Company included the effect of all outstanding stock options in the computation of diluted earnings per share, as all of the outstanding stock options were in the money as of February 28, 2017.

Note 6 – Stockholder’s Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 28, 2018 and November 30, 2017, there were 450,000 and 457,250 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2018, there were 314,929 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of February 28, 2018, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 883,415 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2018, there were 800,887 shares available for future issuance under the 2012 Plan. Subsequent to the Company’s balance sheet date, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

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

There were no options granted during the three months ended February 28, 2018 and February 28, 2017, respectively.

Stock option activity for the three months ended February 28, 2018, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding at November 30, 2017	1,026,979	$2.50	4.48	$5,706,107
Granted	—	—		—
Exercised	(1,250)	1.80		7,963
Expired/forfeited	(6,000)	2.12		30,240

Outstanding at February 28, 2018	1,019,729	$2.51	4.38	$4,744,886

Exercisable at February 28, 2018	999,518	$2.45	4.32	$4,707,903

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2018 or February 28, 2017, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three months ended February 28, 2018, the Company issued 1,250 common shares to an option holder who exercised options for $2,250.

For the three months ended February 28, 2017, the Company issued 19,281 common shares to option holders who exercised options for $33,496.

Significant option groups exercisable at February 28, 2018 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted Average Exercise Price		Weighted Average Exercise Price
Range of Exercise Prices	Outstanding	Contractual Life (Years)		Outstanding
$1.01 to $2.00	422,500	3.69	$1.73	422,500	$1.73
$2.01 to $3.00	345,000	2.54	$2.69	345,000	$2.69
$3.01 to $4.00	227,229	7.92	$3.18	218,896	$3.18
$6.01 to $7.00	25,000	9.09	$6.95	13,122	$7.00

	1,019,729	4.38	$2.51	999,518	$2.45

A summary of the status of the Company’s non-vested options as of February 28, 2018, and changes during the three months ended February 28, 2018, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2017	39,168	$2.41
Granted	—	—
Vested	(18,957)	2.22
Forfeited	—	—

Non-vested at February 28, 2018	20,211	$2.59

As of February 28, 2018 there was approximately $32,000 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .59 years as of February 28, 2018. The total fair value of shares vested during the three months ended February 28, 2018 was approximately $42,000.

Performance and market-based vesting condition options

There were no performance-based or market-based vesting condition options granted during the three months ended February 28, 2018 and February 28, 2017.

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures being attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of February 28, 2018 and February 28, 2017. Based upon the performance measures attained as of November 30, 2017, the Company granted a total of 121,801 and 105,915 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $1,200,000. There was $496,000 remaining to be recognized and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income as of February 28, 2018.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of February 28, 2018 and February 28, 2017. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 11,396 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $40,000 remaining to be recognized and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income as of February 28, 2018.

Note 7 – License Agreements

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $6,100,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $5,900,000 as of February 28, 2018. The balance of $200,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

For the three months ended February 28, 2018 and February 28, 2017, the Company recognized $0 and $0, respectively, for initial license fees and processing and storage royalties.

Note 8– Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 28, 2018.

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

Note 9– Share Repurchase Plan

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

As of February 28, 2018, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company purchased 0 and 19,729 shares of the Company’s common stock during the first quarters of fiscal 2018 and 2017, respectively, at an average price of $0 per share and $4.50 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2018 and November 30, 2017. As of February 28, 2018 and November 30, 2017, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

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

During the three months ended February 28, 2018, the Company’s revenues increased 8% as compared to the same period in 2017. The Company reported net loss of approximately ($2,500,000), or ($0.36) per basic common share for the three months ended February 28, 2018 compared to net income of approximately $487,000 or $0.07 per basic common share for the same period in 2017. Net loss for the three months ended February 28, 2018 principally resulted from an 8% increase in revenue offset by a 6% increase in cost of sales, a 16% increase in selling, general and administrative expenses, and approximately $2,985,000 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

At February 28, 2018, the Company had cash and cash equivalents of $6,991,401. The Company’s cash increased by $712,000 during the first three months of fiscal 2018. Cash provided by operations was approximately $1,692,000 which was offset by approximately $453,000 used for the purchase of property and equipment and intangibles and approximately $500,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were used by the Company to fund repurchases of the Company’s common stock.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.

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

Results of Operations

Revenues. Revenues for the three months ended February 28, 2018 were $6,228,118 compared to $5,776,624 for the same period in 2017, an 8% increase. The increase in revenue was primarily attributable to a 10% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to an 8% increase in recurring annual storage fee revenue and a 9% increase in the number of new domestic cord blood specimens processed in the first quarter of fiscal 2018 versus the same period in 2017.

Product Revenue. For the three months ended February 28, 2018, revenue from the PrepaCyte CB product sales was $28,051 compared to $164,800 for the three months ended February 28, 2017.

Licensee Income. Licensee income for the three months ended February 28, 2018, was $0 as compared to $0 for the 2017 period.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $6,100,000 in royalty income due under the terms of the License and Royalty Agreement, of which Lifecell has paid the Company $5,900,000 as of February 28, 2018. The balance of $200,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended February 28, 2018 was $1,601,508 as compared to $1,516,097 for the same period in 2017, representing a 6% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $24,000 and $26,000 for the three months ended February 28, 2018 and February 28, 2017, respectively. Also included in Cost of Sales is $46,185 and $122,302 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended February 28, 2018 and February 28, 2017, respectively. The increase in cost of sales for the three months ended February 28, 2018 versus February 28, 2017 is due to the increased costs associated with the 9% increase in the number of new domestic cord blood specimens processed in the first quarter of fiscal 2018 versus the first quarter of fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2018 were $3,589,519 as compared to $3,098,155 for the 2017 period, representing a 16% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of $478,000 in stock compensation expense due to the issuance of common stock to the Company’s CEOs pursuant to their employment contracts. This was partially offset by a decrease of 72% or $194,000 in professional fees related to accounting and legal services.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2018 were $13,409 as compared to $14,616 for the three months ended February 28, 2017.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2018 was $36,545 compared to $31,630 for the 2017 period.

Interest Expense. Interest expense for the three months ended February 28, 2018 was $280,977 compared to $297,044 for the three months ended February 28, 2017, of which, $120,529 and $121,988, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 4. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. Income tax expense for the three months ended February 28, 2018 was $3,202,667 compared to $305,717 for the three months ended February 28, 2017. Included in the $3,203,667 tax expense for the three months ended February 28, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $0 and $0 for the three months ended February 28, 2018 and February 28, 2017, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive loss.

Liquidity and Capital Resources

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were used by the Company to fund repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 was payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was due. In June 2017, the Company repaid the subordinated principal plus interest of $650,867.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At February 28, 2018, the Company had cash and cash equivalents of $6,991,401 as compared to $6,279,154 at November 30, 2017. The increase in cash and cash equivalents during the three months ended February 28, 2018 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2018 was $1,691,863 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the three months ended February 28, 2017 was $429,059 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the three months ended February 28, 2018 was $481,866, which was primarily attributable to the purchases of property, equipment and intangibles of $453,704 slightly offset by the sales and purchases of marketable securities and other investments in the amount of $28,162.

Net cash provided by investing activities for the three months ended February 28, 2017 was $133,525, which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $136,446 slightly offset by the purchases of property and equipment in the amount of $2,921.

Net cash used by financing activities for the three months ended February 28, 2018 was $497,750 which was primarily attributable to the payments of $500,000 to repay the note payable described above offset by the receipt of $2,250 from the exercise of stock options.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Subsequent to the Company’s balance sheet date, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue. As part of this research, management is reviewing the Company’s disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed subsequent to the balance sheet date, there were no other changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 28, 2018.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2017	—	$—	—	2,198,914
January 1 – 31, 2018	—	$—	—	2,198,914
February 1 – 28, 2018	—	$—	—	2,198,914

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

Date:    April 16, 2018