Form 10-Q
period 2018-05-31
CRYO CELL INTERNATIONAL INC
filed 2018-07-16
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2018

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 9, 2018, 13,535,409 shares of $0.01 par value common stock were issued and 7,739,833 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) May 31, 2018	November 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$6,540,982	$6,279,154
Marketable securities	572,605	439,322
Accounts receivable (net of allowance for doubtful accounts of $2,020,640 and $2,098,991, respectively)	4,819,813	5,125,591
Prepaid expenses	488,818	372,152
Inventory, net	424,494	314,566
Other current assets	190,416	206,136

Total current assets	13,037,128	12,736,921

Property and Equipment-net	1,038,039	882,382

Other Assets
Intangible assets, net	404,127	226,418
Deferred tax assets	7,011,951	10,035,388
Deposits and other assets, net	728,888	28,888

Total other assets	8,144,966	10,290,694

Total assets	$22,220,133	$23,909,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,113,142	$1,928,542
Accrued expenses	2,182,099	2,582,475
Current portion of note payable	2,000,000	2,000,000
Deferred revenue	7,502,994	7,428,829

Total current liabilities	12,798,235	13,939,846

Other Liabilities
Deferred revenue, net of current portion	17,750,331	15,752,864
Note payable, net of current portion and debt issuance costs	4,346,723	5,295,183
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	23,522,054	22,473,047

Total liabilities	36,320,289	36,412,893

Commitments and contingencies (Note 8)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,069,483 issued and 7,273,907 outstanding as of May 31, 2018 and 12,899,517 issued and 7,103,941 outstanding as of November 30, 2017)	130,695	128,995
Additional paid-in capital	31,644,654	31,373,048
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	160,865	40,865
Accumulated deficit	(26,465,257)	(24,474,691)

Total stockholders’ deficit	(14,100,156)	(12,502,896)

Total liabilities and stockholders’ deficit	$22,220,133	$23,909,997

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Revenue:
Processing and storage fees	$6,295,455	$5,846,227	$12,495,522	$11,458,051
Licensee and royalty income	203,159	328,669	203,159	328,669
Product revenue	26,849	61,855	54,900	226,655

Total revenue	6,525,463	6,236,751	12,753,581	12,013,375

Costs and Expenses:
Cost of sales	1,777,138	1,591,966	3,378,646	3,108,063
Selling, general and administrative expenses	3,533,057	3,411,759	7,122,576	6,509,914
Research, development and related engineering	29,284	8,840	42,693	23,456
Depreciation and amortization	36,248	31,936	72,793	63,566

Total costs and expenses	5,375,727	5,044,501	10,616,708	9,704,999

Operating Income	1,149,736	1,192,250	2,136,873	2,308,376

Other Expense:
Other income (expense)	9,785	(38,259)	(23,780)	(64,701)
Interest expense	(304,094)	(325,314)	(585,071)	(622,358)

Total other expense	(294,309)	(363,573)	(608,851)	(687,059)

Income before income tax expense	855,427	828,677	1,528,022	1,621,317
Income tax expense	(315,921)	(331,737)	(3,518,588)	(637,454)

Net Income (Loss)	$539,506	$496,940	$(1,990,566)	$983,863

Net income (loss) per common share - basic	$0.07	$0.07	$(0.28)	$0.14

Weighted average common shares outstanding - basic	7,247,464	7,144,775	7,177,082	7,024,280

Net income (loss) per common share - diluted	$0.07	$0.06	$(0.28)	$0.13

Weighted average common shares outstanding - diluted	7,917,735	7,726,560	7,177,082	7,582,535

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$1,254	$33,701	$120,000	$26,640

Comprehensive Income (Loss)	$540,760	$530,641	$(1,870,566)	$1,010,503

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2018	May 31, 2017
Cash flows from operating activities:
Net (loss) income	$(1,990,566)	$983,863
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	120,338	113,708
Compensatory element of stock options	268,386	471,019
Provision for doubtful accounts	185,107	81,563
Deferred income tax expense	3,023,437	66,795
Amortization of debt issuance costs	51,540	66,442
Changes in assets and liabilities:
Accounts receivable	120,671	(584,875)
Prepaid expenses	(116,666)	(103,203)
Inventory	(109,928)	64,884
Other current assets	15,720	(76,955)
Deposits and other assets, net	(700,000)	(3,388)
Accounts payable	(815,400)	(300,361)
Accrued expenses	(400,376)	81,448
Deferred revenue	2,071,632	1,521,627

Net cash provided by operating activities	1,723,895	2,382,567

Cash flows from investing activities:
Purchases of property and equipment	(253,704)	(4,505)
Purchase of intangible asset	(200,000)	—
(Purchases) sales of marketable securities and other investments, net	(13,283)	172,523

Net cash (used in) provided by investing activities	(466,987)	168,018

Cash flows from financing activities:
Treasury stock purchases	—	(403,925)
Repayments of note payable	(1,000,000)	(1,000,000)
Proceeds from the exercise of stock options	4,920	51,396

Net cash used in financing activities	(995,080)	(1,352,529)

Increase in cash and cash equivalents	261,828	1,198,056
Cash and cash equivalents - beginning of period	6,279,154	3,499,881

Cash and cash equivalents - end of period	$6,540,982	$4,697,937

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$120,000	$26,640

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2018 and November 30, 2017, the related Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2018 and May 31, 2017 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and May 31, 2017 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2018 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2018.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,605,000 and $2,316,000 as of May 31, 2018 and November 30, 2017, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $294,000 and $296,000, for the three months ended May 31, 2018 and May 31, 2017, respectively. The Company recorded U.S. income taxes of approximately $3,497,000 and $602,000 for the six months ended May 31, 2018 and May 31, 2017, respectively. Included in the $3,497,000 tax expense for the six months ended May 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $22,000 and $36,000 for the three months ended May 31, 2018 and 2017, respectively, of foreign income tax expense. The Company recognized approximately $22,000 and $36,000 for the six months ended May 31, 2018 and 2017, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2018 and May 31, 2017, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2018 and 2017.

Stock Compensation

As of May 31, 2018, the Company has two stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $156,000 and $394,000 for the three months ended May 31, 2018 and May 31, 2017, respectively, of stock compensation expense. The Company recognized approximately $268,000 and $471,000 for the six months ended May 31, 2018 and May 31, 2017 respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the three months ended May 31, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive income (loss) as other compensation expense was recognized to offset the reversal.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2018 and November 30, 2017, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at May 31, 2018 Using
Description	May 31, 2018	Level 1	Level 2	Level 3
Assets:
Trading securities	$71,392	$71,392	—	—
Available-for-sale securities	501,213	501,213	—	—

Total	$572,605	$572,605	—	—

		Fair Value Measurements
	Fair Value at	at November 30, 2017 Using
Description	November 30, 2017	Level 1	Level 2	Level 3
Assets:
Trading Securities	$96,600	$96,600	—	—
Available-for-sale	342,722	342,722	—	—

	$439,322	$439,322	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was $9,016 and ($38,590) in unrealized holding gain and loss, respectively, recorded in other income (loss) and expense on the accompanying consolidated statements of comprehensive income for the three months ended May 31, 2018 and 2017. For trading securities, there was ($25,208) and ($65,210) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the six months ended May 31, 2018 and 2017.

Available-for-sale securities - These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income. For available-for-sale securities, there was $1,254 and $33,701 in unrealized holding gain, net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive income for the three months ended May 31, 2018 and 2017. For available-for-sale securities, there was $120,000 and $26,640 in unrealized holding gain, net of tax, respectively, reported as a component of comprehensive income on the accompanying consolidated statements of comprehensive income (loss) for the six-month period ended May 31, 2018 and 2017.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of May 31, 2018 and November 30, 2017 the Company recorded reserves under these programs in the amounts of approximately $18,000 and $18,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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

Note 2 – Inventory

The components of inventory at May 31, 2018 and November 30, 2017 are as follows:

	May 31, 2018	November 30, 2017
Raw materials	$—	$—
Work-in-process	80,526	97,210
Finished goods	329,263	210,854
Collection kits	22,423	14,220
Inventory reserve	(7,718)	(7,718)

Total inventory	$424,494	$314,566

Note 3 – Intangible Assets

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

Intangible assets were as follows as of May 31, 2018 and November 30, 2017:

	Useful lives	May 31, 2018	November 30, 2017
Patents	10-20 years	$234,570	$34,570
Less: Accumulated amortization		(17,732)	(11,800)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(107,694)	(91,861)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(4,750)	(4,224)

Net Intangible Assets		$404,127	$226,418

Amortization expense of intangibles was approximately $11,000 and $9,000 for the three months ended May 31, 2018 and May 31, 2017, respectively. Amortization expense of intangibles was approximately 22,000 and $17,000 for the six months ended May 31, 2018 and May 31, 2017, respectively.

Note 4 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. As of May 31, 2018 and November 30, 2017, principal paid to date is 3,633,000 and $2,633,000, respectively, at a rate of 3.75% per annum plus LIBOR. As of the three month and six months ended May 31, 2018, the Company paid interest of $94,818 and $188,645, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income. As of the three month and six months ended May 31, 2017, the Company paid interest of $104,030 and $206,518, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were used by the Company to fund repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of the three and six months ended May 31, 2018, the Company paid interest of $0 and $0, respectively. As of the three and six months ended May 31, 2017, the Company paid interest of $19,933 and $39,433, respectively which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $378,785 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and six months ended May 31, 2018, $24,837 and $51,540, respectively, of the debt issuance costs were amortized. As of the three and six months ended May 31, 2017, $32,289 and $66,442, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of May 31, 2018 and November 30, 2017, the note payable obligation was as follows:

	May 31, 2018	November 30, 2017
Note payable	$6,500,100	$7,500,100
Unamortized debt issuance costs	(153,377)	(204,917)

Net note payable	$6,346,723	$7,295,183

Current portion of note payable	$2,000,000	$2,000,000
Long-term note payable, net of debt issuance costs	4,346,723	5,295,183

Total	$6,346,723	$7,295,183

Interest expense on the note payable for the three and six months ended May 31, 2018 and May 31, 2017 was as follows:

	For the three months ended May 31, 2018	For the six months ended May 31, 2018
Interest expense on notes payable	$94,818	$188,645
Debt issuance costs	24,837	51,540

Total Interest expense	$119,655	$240,185

	For the three months ended May 31, 2017	For the six months ended May 31, 2017
Interest expense on notes payable	$123,963	$245,951
Debt issuance costs	32,289	66,442

Total interest expense	$156,252	$312,393

Note 5 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Numerator:
Net Income	$539,506	$496,940	$(1,990,566)	$983,863

Denominator:
Weighted-average shares outstanding-basic	7,247,464	7,144,775	7,177,082	7,024,280
Dilutive common shares issuable upon exercise of stock options	670,271	581,785	—	558,255

Weighted-average shares-diluted	7,917,735	7,726,560	7,177,082	7,582,535

Net income per common share:
Basic	$0.07	$0.07	$(0.28)	$0.14

Diluted	$0.07	$0.06	$(0.28)	$0.13

For the three months ended May 31, 2018, the Company excluded the effect of 51,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2018, the Company excluded the effect of all outstanding stock options from the calculation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and six months ended May 31, 2017, the Company included the effect of all outstanding options in the computation of diluted earnings per share, as all of the outstanding stock options were in the money.

Note 6 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of May 31, 2018 and November 30, 2017, there were 444,000 and 457,250 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2018, there were 319,929 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of May 31, 2018, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,415 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2018, there were 809,251 shares available for future issuance under the 2012 Plan. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

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

There were 51,636 and 0 options granted during the three and six months ended May 31, 2018 and May 31, 2017, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2018 are as follows:

	Three Months Ended May 31, 2018	Six Months Ended May 31, 2018
Weighted average values:
Expected dividends	0%	0%
Expected volatility	50.8%	50.8%
Risk free interest rate	2.67%	2.67%
Expected life	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2018, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2017	1,026,979	$2.50	4.48	$5,706,107
Granted	51,636	7.85		80
Exercised	(2,250)	2.19		12,815
Expired/forfeited	(11,000)	2.10		59,380

Outstanding at May 31, 2018	1,065,365	$2.77	4.22	$5,059,743

Exercisable at May 31, 2018	1,016,358	$2.57	4.14	$5,018,648

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2018 or May 31, 2017, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three and six months ended May 31, 2018, the Company issued 1,000 and 2,250 common shares to option holders who exercised options for $2,670 and $4,920, respectively.

For the three and six months ended May 31, 2017, the Company issued 7,500 and 26,781 common shares to option holders who exercised options for $17,900 and $51,396, respectively.

Significant option groups outstanding and exercisable at May 31, 2018 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	422,500	3.43	$1.73	422,500	$1.73
$2.01 to $3.00	339,000	2.33	$2.70	339,000	$2.70
$3.01 to $4.00	227,229	7.67	$3.18	218,896	$3.18
$6.01 to $7.00	25,000	8.84	$6.95	18,747	$7.00
$7.01 to $8.00	51,636	5.58	$7.85	17,215	$7.85

	1,065,365	4.22	$2.77	1,016,358	$2.57

A summary of the status of the Company’s non-vested options as of May 31, 2018, and changes during the six months ended May 31, 2018, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2017	39,168	$2.41
Granted	51,636	3.23
Vested	(41,797)	2.77
Forfeited	—	—

Non-vested at May 31, 2018	49,007	$2.96

As of May 31, 2018, there was approximately $123,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.37 years as of May 31, 2018. The total fair value of shares vested during the six months ended May 31, 2018 was approximately $116,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of March 8, 2018, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options vested as of May 31, 2018 was approximately $48,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2018, there was approximately $91,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2019.

During the second fiscal quarter of 2018, the Company entered into an Amendment Agreement with the Company’s CIO. Per the Amendment Agreement, the CIO is to receive a base grant equity award in the form of qualified stock options of the Company’s common stock. As of May 21, 2018, Oleg Mikulinsky was granted 8,000 stock options of the Company’s common stock. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options vested as of May 31, 2018 was approximately $9,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2018, there was approximately $19,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the Amendment Agreement through November 30, 2019.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. The fair value of these options as of May 31, 2018 was approximately $73,550 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of May 31, 2018, there was approximately $73,550 of total unrecognized compensation cost related to these options of common stock as notated above and per the 2018 Employment Agreements.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. The fair value of these options as of May 31, 2018 was approximately $6,750 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of May 31, 2018, there was approximately $6,750 of total unrecognized compensation cost related to these options of common stock as notated above and per the 2018 Employment Agreements.

There were no performance-based or market-based vesting condition options granted during the three and six months ended May 31, 2017.

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of May 31, 2018 and May 31, 2017, respectively. Based upon the performance measures being attained as of November 30, 2017, David Portnoy and Mark Portnoy earned a total of 121,801 and 105,915 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000. The Company then granted the remaining earned shares of 91,801 and 75,915 to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $756,000. There was $0 and $362,000 of total unrecognized compensation cost as of May 31, 2018 and May 31, 2017, respectively.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year. Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of May 31, 2018 and May 31, 2017, respectively. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 14,729 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $0 and $80,000 of total unrecognized compensation cost as of May 31, 2018 and May 31, 2017, respectively.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.    Since inception of the License and Royalty Agreement, the Company has recorded approximately $6,200,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $6,100,000 as of May 31, 2018. The balance of $92,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2018 and May 31, 2017. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of operations.

Processing and Storage Royalties

	Three Months Ended May 31, 2018	Six Months Ended May 31, 2018
India	$203,159	$203,159

Total	$203,159	$203,159

	Three Months Ended May 31, 2017	Six Months Ended May 31, 2017
India	$328,669	$328,669

Total	$328,669	$328,669

Note 8 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2018.

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

As of May 31, 2018, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company purchased 0 and 79,942 shares of the Company’s common stock during the six months ended May 31, 2018 and May 31, 2017, respectively, at an average price of $0 per share and $5.05 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2018 and November 30, 2017. As of May 31, 2018 and November 30, 2017, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

Note 10 – Subsequent Events

On May 29, 2018, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), pursuant to which it was agreed, subject to the closing conditions contained therein, to purchase substantially all of Cord:Use’s assets, including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”) and Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation (the “Tianhe Capital Stock”). Cord:Use is in the business of public and private cord blood and tissue, collection, processing, storage and banking. The aggregate consideration payable on June 11, 2018 (“Closing Date”) under the Purchase Agreement was $14,000,000, with $10,500,000 paid in cash and the balanced paid through the delivery to Cord:Use of 465,426 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at $7.52 per share. In addition, the Company assumed certain limited liabilities incurred by Cord:Use in connection with its business that remain unpaid as of the closing date and that directly relate to the services to be provided after closing by the Company. The Company also assumed certain of Cord:Use’s contracts and the obligations arising therefrom after the closing. Additionally, Cord:Use is entitled to an earnout from the Company’s sale of the Public Cord Blood Inventory from and after closing in excess of certain thresholds, payable in cash and/or additional shares of Common Stock, on the terms set forth in the Purchase Agreement, and, in certain circumstances further described in the Purchase Agreement, Cord:Use also is entitled to a portion of the gross profits generated, or deemed to have been generated, by the Company from its ownership of the Tianhe Capital Stock.

As a result of the acquisition of Cord:Use, beginning in the third quarter of 2018, our consolidated results of operations will include the results of the Cord:Use. We have not completed a detailed valuation analysis necessary to determine the final fair market values of the acquired net assets of Cord:Use, and any related income tax effects and the initial accounting for the business combination is incomplete at this time. We expect to finalize the acquisition accounting related to the transaction during the third quarter of 2018. We will furnish pro forma financial information pursuant to FASB and SEC guidelines when it becomes available.

As of June 11, 2018, subsequent to the balance sheet date, the Company entered into an Second Amendment to Credit Agreement (the “Second Amendment”) with Texas Capital Bank, National Association, which amended Cryo-Cell’s Credit Agreement dated as of May 20, 2016 (see Note 4) to provide for, among other things, an increase in the current outstanding principal amount of the loan from Texas Capital Bank by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to Texas Capital Bank a Second Amended and Restated Promissory Note, in the principal amount of $15,499,999.81, dated as of June 11, 2018 (the “Restated Note”) at a rate of 3.35% per annum plus LIBOR, payable monthly with a maturity date of June 2023.

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

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;

(xxv)	the Company’s ability to realize a profit on the acquisition of Cord:Use;

(xxvi)	the costs associated with proxy contests and its impact on our business and

(xxvii)	other factors many of which are beyond our control.

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

During the six months ended May 31, 2018, total revenue increased 6% as compared to the same period in 2017. The Company reported a net loss of approximately ($1,991,000) or ($0.28) per basic common share for the six months ended May 31, 2018 compared to net income of approximately $984,000 or $0.14 per basic common share for the same period in 2017. Net loss for the six months ended May 31, 2018 principally resulted from a 6% increase in revenue offset by a 9% increase in cost of sales, an 9% increase in selling, general and administrative expenses, and approximately $2,985,000 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

At May 31, 2018, the Company had cash and cash equivalents of $6,540,982. The Company’s cash increased approximately $262,000 during the first six months of fiscal 2018. Cash provided by operations was approximately $1,724,000 which was offset by approximately $467,000 used for the purchase of property and equipment and intangibles and approximately $1,000,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. On June 5, 2017, the Company paid CrowdOut the principal sum of $650,000 plus interest of $867. The subordinated loan is paid in full.

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

As of June 11, 2018, subsequent to the balance sheet date, the Company entered into an Second Amendment to Credit Agreement (the “Second Amendment”) with Texas Capital Bank, National Association, which amended Cryo-Cell’s Credit Agreement dated as of May 20, 2016 (see Note 4) to provide for, among other things, an increase in the current outstanding principal amount of the loan from Texas Capital Bank by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to Texas Capital Bank a Second Amended and Restated Promissory Note, in the principal amount of $15,499,999.81, dated as of June 11, 2018 (the “Restated Note”) at a rate of 3.35% per annum plus LIBOR, payable monthly with a maturity date of June 2023.

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

Results of Operations - Six Month Period Ended May 31, 2018 Compared to the Six-Month Period Ended May 31, 2017

Revenues. Revenues for the six months ended May 31, 2018 were $12,753,581 as compared to $12,013,375 for the same period in 2017, a 6% increase. The increase in revenue was primarily attributable to a 9% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue and an 8% increase in the number of new domestic cord blood specimens processed in the first six months of fiscal 2018 versus the same period in 2017.

Product Revenue. For the six months ended May 31, 2018, revenue from the Prepacyte CB product sales was $54,900 compared to $226,655 for the six months ended May 31, 2017.

Licensee and Royalty Income. Licensee and royalty income for the six months ended May 31, 2018, was $203,159 as compared to $328,669 for the 2017 period. Licensee and royalty income for the six months ended May 31, 2018 and May 31, 2017 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $6,200,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $6,100,000 as of May 31, 2018. The balance of $92,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the six months ended May 31, 2018 was $3,378,646 as compared to $3,108,063 for the same period in 2017, representing a 9% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $48,000 and $50,000 for the six months ended May 31, 2018 and 2017, respectively. Also, included in Cost of sales is $97,065 and $198,190 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the six months ended May 31, 2018 and May 31, 2017, respectively. The increase in cost of sales for the six months ended May 31, 2018 versus May 31, 2017 is due to the increased costs associated with the 8% increase in the number of new domestic cord blood specimens processed in the first six month of fiscal 2018 versus the first six month of fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2018 were $7,122,576 as compared to $6,509,914 for the 2017 period representing a 9% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of $555,000 in salaries and stock option expense pursuant to employment contracts and an increase of $188,000 in selling and marketing expenses.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2018 were $42,693 as compared to $23,456 for the 2017 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2018 was $72,793 compared to $63,566 for the 2017 period.

Interest Expense. Interest expense during the six months ended May 31, 2018 was $585,071 compared to $622,358 for the six months ended May 31, 2018, of which, $240,185 and $312,393, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 4. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2018 was $3,496,616 compared to $601,908 for the six months ended May 31, 2017. Included in the $3,496,616 tax expense for the six months ended May 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $21,972 and $35,546 for the six months ended May 31, 2018 and May 31, 2017, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

Results of Operations - Three Month Period Ended May 31, 2018 Compared to the Three-Month Period Ended May 31, 2017

Revenues. Revenues for the three months ended May 31, 2018 were $6,525,463 as compared to $6,236,751 for the same period in 2017. The increase in revenue was primarily attributable to an 8% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to an 8% increase in the number of new cord blood specimens processed for three months ended May 31, 2018 versus the same period in 2017.

Product Revenue. For the three months ended May 31, 2018, revenue from the product sales was $26,849 compared to $61,855 for the three months ended May 31, 2017.

Licensee and Royalty Income. Licensee and royalty income for the three months ended May 31, 2018, was $203,159 as compared to $328,669 for the 2017 period. Licensee and royalty income for the three months ended May 31, 2018 and May 31, 2017 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive license agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $6,200,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $6,100,000 as of May 31, 2018. The balance of $92,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended May 31, 2018 was $1,777,138 as compared to $1,591,966 for the same period in 2017, representing a 12% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $24,000 and $24,000 for the three months ended May 31, 2018 and 2017, respectively. Also, included in Cost of Sales is $50,880 and $74,888 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the three months ended May 31, 2018 and May 31, 2017, respectively. The increase in cost of sales for the three months ended May 31, 2018 versus May 31, 2017 is due to the increased costs associated with the 8% increase in the number of new domestic cord blood specimens processed in the second quarter fiscal 2018 versus the second quarter fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2018 were $3,533,057 as compared to $3,411,759 for the 2017 period representing a 4% increase. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is primarily due to an increase of $164,000 in professional fees and an increase of $98,000 in selling and marketing expenses.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2018 were $29,284 as compared to $8,840 for the 2017 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2018 was $36,248 compared to $31,936 for the 2017 period.

Interest Expense. Interest expense during the three months ended May 31, 2018, was $304,094 compared to $325,314 during the comparable period in 2017. Interest expense for the three months ended May 31, 2017 and May 31, 2016 was $119,655 and $156,252, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 4. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2018 was $293,949 compared to $296,191 for the three months ended May 31, 2017.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $21,972 and $35,546 for the three months ended May 31, 2018 and 2017, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

At May 31, 2018, the Company had cash and cash equivalents of $6,540,982 as compared to $6,279,154 at November 30, 2017. The increase in cash and cash equivalents during the six months ended May 31, 2018 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2018 was $1,723,895, which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan which was partially offset by a deposit of $700,000 that was paid per the Asset Purchase Agreement with CordUse (see Note 10).

Net cash provided by operating activities for the six months ended May 31, 2017 was $2,382,567, which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the six months ended May 31, 2018 was $466,987 which was attributable to the purchases of property, equipment and sales and purchases of marketable securities and other investments and intangibles of $466,987.

Net cash provided by investing activities for the six months ended May 31, 2017 was $168,018, which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $172,523 slightly offset by the purchases of property and equipment in the amount of $4,505.

Net cash used in financing activities for the six months ended May 31, 2018 was $995,080, which was primarily attributable to the payments of $1,000,000 to repay the note payable described above offset by the receipt of $4,920 from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue. As part of this research, management is reviewing the Company’s disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2018.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2018	—	$—	—	2,198,914
April 1 – 30, 2018	—	$—	—	2,198,914
May 1 – 31, 2018	—	$—	—	2,198,914

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 16, 2018