Form 10-Q
period 2018-08-31
CRYO CELL INTERNATIONAL INC
filed 2018-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2018

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,”accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 12, 2018, 13,596,409 shares of $0.01 par value common stock were issued and 7,800,833 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) August 31, 2018	November 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7,039,972	$6,279,154
Marketable securities	949,763	439,322
Accounts receivable (net of allowance for doubtful accounts of $2,214,373 and $2,098,991, respectively)	5,512,863	5,125,591
Prepaid expenses	597,041	372,152
Inventory, net	16,170,057	314,566
Other current assets	209,202	206,136

Total current assets	30,478,898	12,736,921

Property and Equipment-net	1,540,242	882,382

Other Assets
Investment - Tiahne Stock	308,000	—
Intangible assets, net	1,368,231	226,418
Goodwill	2,007,976	—
Deferred tax assets	6,918,125	10,035,388
Deposits and other assets, net	28,888	28,888

Total other assets	10,631,220	10,290,694

Total assets	$42,650,360	$23,909,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,119,703	$1,928,542
Accrued expenses	2,482,920	2,582,475
Current portion of note payable	3,100,000	2,000,000
Deferred revenue	8,209,890	7,428,829

Total current liabilities	14,912,513	13,939,846

Other Liabilities
Deferred revenue, net of current portion	19,873,999	15,752,864
Contingent Consideration	4,698,255	—
Note payable, net of current portion and debt issuance costs	11,589,093	5,295,183
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	37,586,347	22,473,047

Total liabilities	52,498,860	36,412,893

Commitments and contingencies (Note 10)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and	—	—
none issued and outstanding)
Common stock ($.01 par value, 20,000,000 authorized; 13,596,409 issued and 7,800,833 outstanding as of August 31, 2018 and 12,899,517 issued and 7,103,941 outstanding as of November 30, 2017)	135,965	128,995
Additional paid-in capital	35,360,801	31,373,048
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	446,120	40,865
Accumulated deficit	(26,220,273)	(24,474,691)

Total stockholders’ deficit	(9,848,500)	(12,502,896)

Total liabilities and stockholders’ deficit	$42,650,360	$23,909,997

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Revenue:
Processing and storage fees	$7,237,053	$6,288,357	$19,732,575	$17,746,408
Public banking revenue	65,575	—	65,575	—
Licensee and royalty income	539,286	492,208	742,445	820,877
Product revenue	29,308	115,376	84,208	342,031

Total revenue	7,871,222	6,895,941	20,624,803	18,909,316

Costs and Expenses:
Cost of sales	2,486,180	1,977,475	5,864,826	5,085,538
Selling, general and administrative expenses	4,390,614	3,432,648	11,513,190	9,942,562
Research, development and related engineering	22,234	226	64,927	23,682
Depreciation and amortization	52,072	33,359	124,865	96,925

Total costs and expenses	6,951,100	5,443,708	17,567,808	15,148,707

Operating Income	920,122	1,452,233	3,056,995	3,760,609

Other Expense:
Other income (expense)	38,300	5,234	14,520	(59,467)
Interest expense	(410,366)	(314,890)	(995,437)	(937,248)

Total other expense	(372,066)	(309,656)	(980,917)	(996,715)

Income before income tax expense	548,056	1,142,577	2,076,078	2,763,894
Income tax expense	(303,072)	(490,558)	(3,821,660)	(1,128,012)

Net Income (Loss)	$244,984	$652,019	$(1,745,582)	$1,635,882

Net income (loss) per common share - basic	$0.03	$0.09	$(0.24)	$0.23

Weighted average common shares outstanding - basic	7,694,662	7,100,232	7,350,868	7,049,782

Net income (loss) per common share - diluted	$0.03	$0.08	$(0.24)	$0.21

Weighted average common shares outstanding - diluted	8,375,675	7,794,855	7,350,868	7,663,366

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$285,255	$34,038	$405,255	$60,678

Comprehensive Income (Loss)	$530,239	$686,057	$(1,340,327)	$1,696,560

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2018	August 31, 2017
Cash flows from operating activities:
Net (loss) income	$(1,745,582)	$1,635,882
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	214,275	171,689
Loss on disposal of property and equipment	153,756	—
Compensatory element of stock options	323,798	709,173
Provision for doubtful accounts	539,365	(2,876)
Deferred income tax expense	3,117,263	73,512
Amortization of debt issuance costs	79,876	96,869
Changes in assets and liabilities:
Accounts receivable	(805,183)	(805,398)
Prepaid expenses	(156,022)	(10,560)
Inventory	182,466	25,385
Other current assets	(3,066)	(104,669)
Deposits and other assets, net	—	(3,388)
Accounts payable	(808,839)	(122,237)
Accrued expenses	(99,555)	(727,969)
Deferred revenue	3,496,790	2,671,172

Net cash provided by operating activities	4,489,342	3,606,585

Cash flows from investing activities:
Purchases of property and equipment	(408,297)	(55,182)
Purchase of intangible asset	(200,000)	—
(Purchases) sales of marketable securities and other investments, net	(105,186)	161,023
Purchase of Cord Use	(10,500,000)	—

Net cash (used in) provided by investing activities	(11,213,483)	105,841

Cash flows from financing activities:
Treasury stock purchases	—	(446,621)
Repayments of note payable	(1,516,666)	(2,149,999)
Proceeds from the exercise of stock options	170,925	51,396
Proceeds from note payable	9,000,000	—
Issuance costs associated with the proceeds from the note payable	(169,300)	—

Net cash provided by (used in) financing activities	7,484,959	(2,545,224)

Increase in cash and cash equivalents	760,818	1,167,202
Cash and cash equivalents - beginning of period	6,279,154	3,499,881

Cash and cash equivalents - end of period	$7,039,972	$4,667,083

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$405,255	$60,678

Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisition	$20,103,661	$—

Liabilities assumed in acquisition	$1,405,406	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in three reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use, the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells and cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues recognized for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. Revenue recognized for the cryogenic storage of umbilical cord blood stem cells for public use is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”), which distributes the cord blood units to transplant centers located in the United States and around the world. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2018 and November 30, 2017, the related Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2018 and August 31, 2017 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 and 2017 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2018 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2018.

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

The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company recognizes revenue from processing fees upon completion of processing and recognizes storage fees ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years or lifetime. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual storage fee, the twenty-one-year storage fee and the life-time storage fee that is being recognized over the contractual storage period as well as royalties received from foreign licensees related to long-term storage contracts in which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months. The Company also records revenue within processing and storage fees from shipping and handling billed to customers when earned. Shipping and handling costs that the Company incurs are expensed and included in cost of sales.

The Company records revenue from the sale of the PrepaCyte CB product line upon shipment of the product to the Company’s customers.

The Company records revenue for the Public Cord Blood Bank from the sales of cord blood stem cell unites upon shipment. The Company sells and provides units not likely to be of therapeutic use for research to qualified organizations and companies operating under Institutional Review Board approval. The Company recognizes revenue upon delivery of the unit.

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2020 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2018, the Company had 5,917 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,605,000 and $2,316,000 as of August 31, 2018 and November 30, 2017, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $245,000 and $437,000 for the three months ended August 31, 2018 and August 31, 2017, respectively. The Company recorded U.S. income taxes of approximately $3,741,000 and $1,039,000, for the nine months ended August 31, 2018 and August 31, 2017, respectively. Included in the $3,741,000 tax expense for the nine months ended August 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $58,000 and $53,000 for the three months ended August 31, 2018 and 2017, respectively, of foreign income tax expense. The Company recognized approximately $80,000 and $89,000 for the nine months ended August 31, 2018 and 2017, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2018 and August 31, 2017, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2018 and 2017.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of August 31, 2018, and November 30, 2017, goodwill, is reflected on the consolidated balance sheets at $2,007,976 and $0.

Stock Compensation

As of August 31, 2018, the Company has two stock-based compensation plans, which are described in Note 8 to the unaudited consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $55,000 and $238,000 for the three months ended August 31, 2018 and August 31, 2017, respectively, of stock compensation expense. The Company recognized approximately $324,000 and $709,000 for the nine months ended August 31, 2018 and August 31, 2017 respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the nine months ended August 31, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive income (loss) as other compensation expense was recognized to offset the reversal.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2018 and November 30, 2017, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at August 31, 2018	at August 31, 2018 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$108,928	$108,928	——	——
Available-for-sale securities	840,835	840,835	——	——

Total	$949,763	$949,763	——	——

		Fair Value Measurements
	Fair Value at November 30, 2017	at November 30, 2017 Using
Description		Level 1	Level 2	Level 3
Assets:
Trading securities	$96,600	$96,600	——	——
Available-for-sale securities	342,722	342,722	——	——

Total	$439,322	$439,322	——	——

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was $37,536 and $4,784 in unrealized holding gains recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three months ended August 31, 2018 and 2017. For trading securities, there was $12,328 and ($60,425) in unrealized holding gain and loss, respectively, recorded in other income on the accompanying consolidated statements of comprehensive income (loss) for the nine months ended August 31, 2018 and 2017.

Available-for-sale securities –These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was $285,255 and $34,038 in unrealized holding gains, net of tax, respectively, reported as comprehensive income (loss) on the accompanying statements of comprehensive income (loss) for the three months ended August 31, 2018 and 2017. For available-for-sale securities, there was $405,255 and $60,678 in unrealized holding gains, net of tax, respectively, reported as a component of comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) for the nine-month period ended August 31, 2018 and 2017.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 5, 2017, the Company increased the $75,000 payment warranty to a $100,000 payment warranty to all of its new clients that enroll in the Company’s premium product, PrepaCyte CB. Clients that enroll in the standard product will receive a $75,000 payment warranty. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $100,000, $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of August 31, 2018 and November 30, 2017 the Company recorded reserves under these programs in the amounts of approximately $18,000 and $18,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

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

Note 2 – Acquisition

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”) and Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation (the “Tianhe Capital Stock”). Cord:Use was in the business of public and private cord blood and tissue, collection, processing, storage and banking.

The aggregate consideration payable at closing under the Purchase Agreement was $14,000,000, with $10,500,000 paid in cash and the balance paid through the delivery to Seller of 465,426 shares of Cryo-Cell’s common stock, par value $0.01 per share (“Common Stock”), at $7.52 per share. In addition, Cryo-Cell assumed certain limited liabilities incurred by Cord:Use in connection with its business that were unpaid as of the closing date and that directly relate to the services to be provided after closing by Cryo-Cell. Cryo-Cell also assumed certain of Cord:Use’s contracts and the obligations arising therefrom after the closing.

Additionally, Cord:Use is entitled to an earnout from Cryo-Cell’s sale of the Public Cord Blood Inventory from and after closing. Each calendar year after the closing, Cryo-Cell shall pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000. Such payments shall be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by Cryo-Cell in excess of the initial $500,000 retained by Cryo-Cell during such year, Cryo-Cell shall deliver $200,000 worth of Cryo-Cell Common stock to Cord:Use, up to an aggregate value of $5,000,000. Cord:Use is also entitled to a portion of the gross profits generated, or deemed to have been generated, by Cryo-Cell from its ownership of the Tianhe Capital Stock.

The following summarizes the fair value of the consideration of the Acquisition:

Consideration
Cash	$10,500,000
Cryo-Cell common stock	3,500,000
Cord blood inventory earnout	4,698,255

Consideration	$18,698,255

The following summarizes the preliminary allocation of the total purchase price for the Acquisition:

Accounts receivable	$121,454
Inventory	16,037,957
Prepaid expenses	68,867
Property and equipment	568,407
Other asset—Tiahne capital stock	308,000
Brand	31,000
Customer relationships	960,000

Total identifiable net assets acquired	18,095,685

Less: Deferred revenue	(1,405,406)

Goodwill	2,007,976

Total	$18,698,255

The goodwill is attributable to the private and public cord blood banking business. Goodwill includes the fair value of the assembled workforce. The fair value of the assembled workforce was estimated by applying a cost approach, representing a level 2 measurement. It is anticipated that all of the goodwill recognized will be deductible for income tax purposes and is currently under evaluation.

The property and equipment are stated at an estimate of fair value.

The Tiahne capital stock is an investment that is valued based on fair value. Cord:Use had a supply and equity participation agreement with Tiahne who is engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans.

The fair value of the company brand and customer relationships were estimated by applying an income approach, representing a level 3 measurement. The fair value estimates are based on (1) an assumed discount rate of 19%, (2) long-term sustainable growth rate of 3%, (3) market royalty rate of 1% and (4) one and thirty-year lives for the brand and customer relationships, respectively.

The fair values of the assets acquired includes public cord blood banking inventory of $16,037,957 which the Company expects to sell to outside customers. The Company also acquired accounts receivable of $121,454 and prepaid expenses of $68,867.

The fair values of the license agreement and customer relationships reflect the anticipated cash flows over their expected lives.

The fair value of deferred revenue is valued based on the cost method. Deferred revenues are pre-payment fees for future storage of umbilical cord blood and/or cord tissue specimens. The short and long term deferred revenue is $208,298 and $1,197,108, respectively.

Unaudited Pro forma Results

The following table provides the Company’s consolidated unaudited pro forma revenues, net income per basic and diluted common share had the results of the acquired businesses’ operations been included in its operations commencing on December 1, 2016, based on available information related to the respective operations. This proforma information is presented is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results and does not account for any operation improvements to be made by the Company post-acquisition.

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Revenue	$7,871,222	$8,212,179	$22,794,591	$22,858,031
Net income (loss)	$244,984	($83,925)	($3,797,189)	($594,359)
Earnings (loss) per share:
Basic	$0.03	($0.01)	($0.52)	($0.08)
Diluted	$0.03	($0.01)	($0.52)	($0.08)

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. The components of inventory at August 31, 2018 and November 30, 2017 are as follows:

	As of August 31, 2018	As of November 30, 2017
Raw materials	$—	$—
Work-in-process	132,506	97,210
Work-in-process – Public Bank	14,296	—
Finished goods	168,052	210,854
Finished goods – Public Bank	15,835,197	—
Collection kits	27,724	14,220
Inventory reserve	(7,718)	(7,718)

Total inventory	$16,170,057	$314,566

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

Intangible assets were as follows as of August 31, 2018 and November 30, 2017:

	Useful lives	August 31, 2018	November 30, 2017
Patents	10-20 years	$234,570	$34,570
Less: Accumulated amortization		(20,697)	(11,800)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(115,611)	(91,861)
Customer relationships	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(5,014)	(4,224)
Brand	1 year	31,000	—
Less: Accumulated amortization		(7,750)	—
Customer relationships	30 years	960,000	—
Less: Accumulated amortization		(8,000)	—

Net Intangible Assets		$1,368,231	$226,418

Amortization expense of intangibles was approximately $27,000 and $9,000 for the three months ended August 31, 2018 and August 31, 2017, respectively. Amortization expense of intangibles was approximately $49,000 and $26,000 for the nine months ended August 31, 2018 and August 31, 2017, respectively.

Note 5 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use

Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of August 31, 2018, and November 30, 2017, principal paid to date is $4,149,667 and $2,633,000, respectively, at a rate of 3.35% per annum plus LIBOR, payable monthly with a maturity date of June 2023. As of the three and nine months ended August 31, 2018, the Company paid interest of $204,609 and $393,254, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income. As of the three month and nine months ended August 31, 2017, the Company paid interest of $102,868 and $309,385, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were used by the Company to fund repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of the three and nine months ended August 31, 2018, the Company paid interest of $0 and $0, respectively. As of the three and nine months ended August 31, 2017, the Company paid interest of $867 and $40,300, respectively which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and nine months ended August 31, 2018, $28,337 and $79,876, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three and nine months ended August 31, 2017, $30,427 and $96,869, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of August 31, 2018 and November 30, 2017, the note payable obligation was as follows:

	August 31, 2018	November 30, 2017
Note payable	$14,983,433	$7,500,100
Unamortized debt issuance costs	(294,340)	(204,917)

Net note payable	$14,689,093	$7,295,183

Current portion of note payable	$3,100,000	$2,000,000
Long-term note payable, net of debt issuance costs	11,589,093	5,295,183

Total	$14,689,093	$7,295,183

Interest expense on the note payable for the three and nine months ended August 31, 2018 was as follows:

	For the three months ended August 31, 2018	For the nine months ended August 31, 2018
Interest expense on notes payable	$204,609	$393,254
Debt issuance costs	28,337	79,876

Total interest expense	$232,946	$473,130

	For the three months ended August 31, 2017	For the nine months ended August 31, 2017
Interest expense on notes payable	$103,735	$349,685
Debt issuance costs	30,427	96,869

Total interest expense	$134,162	$446,554

Note 6 – Segment Reporting

During the third quarter of fiscal 2018, the Company purchased the assets and assumed contracts that Cord: Use used in the operation of its cord blood business (See Note 2). The Company evaluated and determined that this acquisition qualifies as a separate segment.

The Company is organized in three reportable segments:

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

3.

The cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. Revenue is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”) , which distributes the cord blood units to transplant centers located in the United States, and around the world.

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months and nine months ended August 31, 2018:

	For the three months ended August 31, 2018	For the nine months ended August 31, 2018
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,776,339	$20,475,020
Prepacyte®-CB	29,308	84,208
Public cord blood banking	65,575	65,575

Total net revenue	$7,871,222	$20,624,803

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$2,149,778	$5,431,359
Prepacyte®-CB	27,740	124,805
Public cord blood banking	308,662	308,662

Total cost of sales	$2,486,180	$5,864,826

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$43,008	$97,674
Prepacyte®-CB	9,064	27,191
Public cord blood banking	—	—

Total depreciation and amortization	$52,072	$124,865

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$1,170,704	$3,521,625
Prepacyte®-CB	(7,496)	(67,788)
Public cord blood banking	(243,086)	(243,087)

Total operating income	$920,122	$3,056,995

Interest expense
Umbilical cord blood and cord tissue stem cell service	$410,366	$995,437
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$410,366	$995,437

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$(303,072)	$(3,821,660)
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$(303,072)	$(3,821,660)

The following table shows the assets by segment as of August 31, 2018 and November 30, 2017:

	As of August 31, 2018	As of November 30, 2017
Assets
Umbilical cord blood and cord tissue stem cell service	$26,300,294	$23,360,715
Prepacyte®-CB	469,998	549,282
Public cord blood banking	15,880,068	—

Total assets	$42,650,360	$23,909,997

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months and nine months ended August 31, 2017:

	For the three months For the three months ended August 31, 2017	For the nine months ended August 31, 2017
Net revenue
Umbilical cord blood and cord tissue stem cell service	$6,780,565	$18,567,285
Prepacyte®-CB	115,376	342,031
Public cord blood banking	—	—

Total net revenue	$6,895,941	$18,909,316

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,771,403	$4,681,276
Prepacyte®-CB	206,072	404,262
Public cord blood banking	—	—

Total cost of sales	$1,977,475	$5,085,538

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$24,295	$69,734
Prepacyte®-CB	9,064	27,191
Public cord blood banking	—	—

Total depreciation and amortization	$33,359	$96,925

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$1,552,168	$3,850,206
Prepacyte®-CB	(99,935)	(89,597)
Public cord blood banking	—	—

Total operating income	$1,452,233	$3,760,609

Interest expense
Umbilical cord blood and cord tissue stem cell service	$314,890	$937,248
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$314,890	$937,248

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$(490,558)	$(1,128,012)
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$(490,558)	$(1,128,012)

Note 7 – Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Numerator:
Net Income (Loss)	$244,984	$652,019	($1,745,582)	$1,635,882

Denominator:
Weighted-average shares outstanding-basic	7,694,662	7,100,232	7,350,868	7,049,782

Dilutive common shares issuable upon exercise of stock options	681,013	694,623	—	613,584

Weighted-average shares-diluted	8,375,675	7,794,855	7,350,868	7,663,366

Net income (loss) per common share:
Basic	$0.03	$0.09	($0.24)	$0.23

Diluted	$0.03	$0.08	($0.24)	$0.21

For the three and nine months ended August 31, 2018, the Company excluded the effect of all options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three and nine months ended August 31, 2017, the Company excluded the effect of 22,500 and 22,500 options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of August 31, 2018 and November 30, 2017, there were 380,000 and 457,250 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2018, there were 322,429 shares available for future issuance under the 2006 Plan.

The Company also maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of August 31, 2018, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,415 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2018, there were 809,251 shares available for future issuance under the 2012 Plan. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

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

There were 0 and 51,636 options granted during the three and nine months ended August 31, 2018, respectively.

There were 22,500 options granted during the three and nine months ended August 31, 2017, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2018 and August 31, 2017, respectively, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Weighted average values:
Expected dividends	—	0%	0%	0%
Expected volatility	—	52.06%	50.8%	52.06%
Risk free interest rate	—	1.82%	2.67%	1.82%
Expected life	—	5 years	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2018, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2017	1,026,979	$2.50	4.48	$5,706,107
Granted	51,636	7.85		29,774
Exercised	(63,750)	2.68		343,935
Expired/forfeited	(13,500)	2.18		84,435

Outstanding at August 31, 2018	1,001,365	$2.77	4.22	$5,664,941

Exercisable at August 31, 2018	961,111	$2.58	4.17	$5,619,667

The weighted average grant date fair value of options granted during the nine months ended August 31, 2018 and August 31, 2017 was $3.23 and $3.25, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2018 or November 30, 2017, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2018, the Company issued 61,500 and 63,750 common shares to option holders who exercised options for $166,005 and $170,925, respectively.

During the three and nine months ended August 31, 2017, the Company issued 0 and 26,781 common shares to option holders who exercised options for $0 and $51,396, respectively.

Significant option groups outstanding and exercisable at August 31, 2018 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $ 2.00	422,500	3.18	$1.73	422,500	$1.73
$2.01 to $ 3.00	275,000	2.57	2.70	275,000	2.70
$3.01 to $4.00	227,229	7.42	3.18	223,062	3.18
$6.01 to $7.00	25,000	8.59	6.95	23,334	6.98
$7.01 to $8.00	51,636	5.33	7.85	17,215	7.85

	1,001,365	4.22	$2.77	961,111	$2.58

A summary of the status of the Company’s non-vested options as of August 31, 2018, and changes during the nine months ended August 31, 2018, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2017	39,168	$2.41
Granted	51,636	3.23
Vested	(50,550)	2.73
Forfeited	—	—

Non-vested at August 31, 2018	40,254	$3.06

As of August 31, 2018, there was approximately $110,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.24 years as of August 31, 2018. The total fair value of shares vested during the nine months ended August 31, 2018 was approximately $138,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of March 8, 2018, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options vested as of August 31, 2018 was approximately $50,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of August 31, 2018, there was approximately $89,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2019.

During the second fiscal quarter of 2018, the Company entered into an Amendment Agreement (“CIO Agreement”) with the Company’s CIO. Per the CIO Agreement, the CIO is to receive a base grant equity award in the form of qualified stock options of the Company’s common stock. As of May 21, 2018, Oleg Mikulinsky was granted 8,000 stock options of the Company’s common stock. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options vested as of August 31, 2018 was approximately $9,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of August 31, 2018, there was approximately $19,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the CIO Agreement through November 30, 2019.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. The fair value of these options as of August 31, 2018 was approximately $110,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2018, there was approximately $37,000 of total unrecognized compensation cost related to these options of common stock as notated above and per the 2018 Employment Agreements.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. The fair value of these options as of August 31, 2018 was approximately $10,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2018, there was approximately $3,000 of total unrecognized compensation cost related to these options of common stock as notated above and per the 2018 Employment Agreements.

There were no performance-based or market-based vesting condition options granted during the three and nine months ended August 31, 2017.

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of August 31, 2018 and August 31, 2017, respectively. Based upon the performance measures being attained as of November 30, 2017, David Portnoy and Mark Portnoy earned a total of 121,801 and 105,915 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000. The Company then granted the remaining earned shares of 91,801 and 75,915 to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $756,000. There was $0 and $181,000 of total unrecognized compensation cost as of August 31, 2018 and August 31, 2017, respectively.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year. Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of August 31, 2018 and August 31, 2017, respectively. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 14,729 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $0 and $80,000 of total unrecognized compensation cost as of August 31, 2018 and August 31, 2017, respectively.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $6,700,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $6,200,000 as of August 31, 2018. The balance of approximately $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2018 and August 31, 2017. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive income (loss).

Processing and Storage Royalties
	Three Months Ended August 31, 2018	Nine Months Ended August 31, 2018
License and royalty income	$539,286	$742,445

Total	$539,286	$742,445

	Three Months Ended August 31, 2017	Nine Months Ended August 31, 2017
License and royalty income	$492,208	$820,877

Total	$492,208	$820,877

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of August 31, 2018.

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

As of August 31, 2018, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company purchased 0 and 86,915 shares of the Company’s common stock during the nine months ended August 31, 2018 and August 31, 2017, respectively, at an average price of $0.00 per share and $5.14 per share, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2018 and November 30, 2017. As of August 31, 2018 and November 30, 2017, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

Subsequent to the August 31, 2018 balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include:

(i)	any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;

(ii)	any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;

(iii)	any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;

(iv)	any new services relating to other types of stem cells that have not yet been offered commercially, and there is no assurance that other stem cell services will be launched or will gain market acceptance;

(v)	any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of new types of stem cells;

(vi)	any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;

(vii)	any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;

(viii)	any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;

(ix)	any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;

(x)	the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;

(xi)	the success of our licensing agreements and their ability to provide us with royalty fees;

(xii)	any difficulties and increased expense in enforcing our international licensing agreements;

(xiii)	any adverse performance by or relations with any of our licensees;

(xiv)	any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

(xv)	any inability to realize cost savings as a result of recent acquisitions;

(xvi)	any inability to realize a return on an investment;

(xvii)	any increased U.S. income tax expense as a result of inability to utilize or exhaustion of net operating losses;

(xviii)	any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the Company’s ability to realize a profit on the acquisition of PrepaCyte-CBand Cord:Use;

(xxv)	the costs associated with proxy contests and its impact on our business and

(xxvi)	other factors many of which are beyond our control.

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

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”) and Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation (the “Tianhe Capital Stock”). Cord:Use was in the business of public and private cord blood and tissue, collection, processing, storage and banking. The aggregate consideration payable at closing under the Purchase Agreement was $14,000,000, with $10,500,000 paid in cash and the balance paid through the delivery to Seller of 465,426 shares of Cryo-Cell’s common stock, par value $0.01 per share (“Common Stock”), at $7.52 per share. In addition, Cryo-Cell assumed certain limited liabilities incurred by Cord:Use in connection with its business that were unpaid as of the closing date and that directly relate to the services to be provided after closing by Cryo-Cell. Cryo-Cell also assumed certain of Cord:Use’s contracts and the obligations arising therefrom after the closing. Additionally, Cord:Use is entitled to an earnout from Cryo-Cell’s sale of the Public Cord Blood Inventory from and after closing. Each calendar year after the closing, Cryo-Cell shall pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000. Such payments shall be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by Cryo-Cell in excess of the initial $500,000 retained by Cryo-Cell during such year, Cryo-Cell shall deliver $200,000 worth of Cryo-Cell Common stock to Cord:Use, up to an aggregate value of $5,000,000. Cord:Use is also entitled to a portion of the gross profits generated, or deemed to have been generated, by Cryo-Cell from its ownership of the Tianhe Capital Stock.

During the nine months ended August 31, 2018, total revenue increased 9% as compared to the same period in 2017 which is mainly due to an 11% increase in processing and storage fees, as a result of a 14% increase in the number of new cord blood specimens processed in the first nine months of fiscal 2018 versus the same period in 2017. The Company reported a net loss of ($1,746,000) or ($0.24) per basic common share for the nine months ended August 31, 2018 compared to net income of approximately $1,636,000 or $0.23 per basic common share for the same period in 2017. Net loss for the nine months ended August 31, 2018 principally resulted from a 15% increase in cost of sales, a 16% increase in selling, general and administrative expenses and approximately $2,985,000 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense. This was partially offset by 9% increase in revenue.

At August 31, 2018, the Company had cash and cash equivalents of $7,039,972. The Company’s cash increased approximately $761,000 during the first nine months of fiscal 2018. Cash provided by operations was approximately $4,489,000 which was offset by $10,500,000 was used for the purchase of Cord:Use, approximately $700,000 was used for the purchase of property and equipment and intangibles and approximately $1,500,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. During the third quarter of fiscal 2017, the Company paid CrowdOut the principal sum of $650,000 plus interest of $867. The subordinated loan is paid in full.

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

On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB made an additional advance to the Company in principal amount of $9,000,000 per an Amended and Restated Promissory Note dated June 11, 2018 between the Company and TCB in the principal amount of $15,500,000. The proceeds were used to finance a portion of the purchase price of the Cord:Use purchase.

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

Results of Operations – Nine Month Period Ended August 31, 2018 Compared to the Nine Month Period Ended August 31, 2017

Revenue. Revenue for the nine months ended August 31, 2018 was $20,624,803 as compared to $18,909,316 for the same period in 2017. The increase in revenue was primarily attributable to an 11% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 9% increase in domestic recurring annual storage fee revenue and a 14% increase in the number of new cord blood specimens processed in the first nine months of fiscal 2018 versus the same period in 2017.

Product Revenue. For the nine months ended August 31, 2018, revenue from the product sales was $84,208 compared to $342,031 for the nine months ended August 31, 2017.

Public Cord Blood Banking Revenue. On June 11, 2018, the Company entered into an Asset Purchase Agreement as described in Note 2. For the nine months ended August 31, 2018, revenue from the public cord blood banking sales was $65,575 compared to $0 for the nine months ended August 31, 2017.

Licensee Income. Licensee income for the nine months ended August 31, 2018 was $742,445 as compared to $820,877 for the 2017 period. Licensee and royalty income for the nine months ended August 31, 2018 and August 31, 2017 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $6,700,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $6,200,000 as of August 31, 2018. The balance of approximately $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the nine months ended August 31, 2018 was $5,864,826 as compared to $5,085,538 for the same period in 2017, representing a 15% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $89,000 and $75,000 for the nine months ended August 31, 2018 and 2017, respectively. Cost of Sales also includes $124,805 and $404,262 for the nine months ended August 31, 2018 and August 31, 2017, respectively, related to the costs associated with production of the Prepacyte®-CB processing and storage system. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the nine months ended August 31, 2018 and August 31, 2017, royalty expense associated with Prepacyte®-CB included in Cost of Sales is $0 and $112,830, respectively. Also included in Cost of Sales is $308,662 and $0 for the nine months ended August 31, 2018 and August 31, 2017, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The increase in cost of sales for the nine months ended August 31, 2018 versus August 31, 2017 is due to the increased costs due to the public cord blood bank and the increased costs associated with the 14% increase in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2018 versus the same period in 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2018 were $11,513,190 as compared to $9,942,562 for the 2017 period representing a 16% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is in part due to costs associated with the Purchase Agreement with CordUse. As of the nine months ended August 31, 2018 and August 31, 2107, $735,000 and $0, respectively, of selling, general and administrative expenses are associated with the CordUse purchase. These expenses are non-recurring expenses related to the acquisition of CordUse. The increase in selling, general and administrative expenses is also due to an increase in the bad debt expense of $542,000 and an increase of $470,000 in salaries and wages.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2018 were $64,927 as compared to $23,682 for the 2017 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2018 was $124,865 compared to $96,925 for the 2017 period.

Interest Expense. Interest expense during the nine months ended August 31, 2018, was $995,437 compared to $937,248 during the comparable period in 2017, of which, $473,130 and $446,555, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2018 was $3,741,365 compared to $1,039,234 for the nine months ended August 31, 2017. Included in the $3,821,660 tax expense for the nine months ended August 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $80,295 and $88,778 for the nine months ended August 31, 2018 and 2017, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

Results of Operations - Three Month Period Ended August 31, 2018 Compared to the Three-Month Period Ended August 31, 2017

Revenue. Revenue for the three months ended August 31, 2018 was $7,871,222 as compared to $6,895,941 for the same period in 2017, an increase of 14%. The increase in revenue was primarily attributable to an 15% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 22% increase in the number of new domestic cord blood specimens processed for three months ended August 31, 2018 versus the same period in 2017.

Product Revenue. For the three months ended August 31, 2018, revenue from the product sales was $29,308 compared to $115,376 for the three months ended August 31, 2017.

Public Cord Blood Banking Revenue. On June 11, 2018, the Company entered into an Asset Purchase Agreement as described in Note 2. For the three months ended August 31, 2018, revenue from the public cord blood banking sales was $65,575 compared to $0 for the three months ended August 31, 2017.

Licensee Income. Licensee income for the three months ended August 31, 2018, was $539,286 as compared to $492,208 for the 2017 quarter. Licensee income for the three months ended August 31, 2018 and August 31, 2017 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $6,700,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $6,200,000 as of August 31, 2018. The balance of approximately $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended August 31, 2018 was $2,486,180 as compared to $1,977,475 for the same period in 2017, representing a 26% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $42,000 and $25,000 for the three months ended August 31, 2018 and 2017, respectively. Also, included in Cost of Sales is $27,740 and $206,072 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended August 31, 2018 and August 31, 2017, respectively. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the three months ended August 31, 2018 and August 31, 2017, royalty expense associated with Prepacyte®-CB included in Cost of Sales is $0 and $94,800, respecitvely.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2018 were $4,390,614 as compared to $3,432,648 for the 2017 period, representing a 28% increase. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is in part due to costs associated with the Purchase Agreement with CordUse. As of the three months ended August 31, 2018 and August 31, 2107, $735,000 and $0, respectively, of selling, general and administrative expenses are associated with the CordUse purchase. These expenses are non-recurring expenses related to the acquisition of CordUse. The increase in selling, general and administrative expenses is also due to an increase of approximately $354,000 in bad debt expense and an increase of approximately $163,000 in salaries.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2018 were $22,234 as compared to $226 for the 2017 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2018 was $52,072 compared to $33,359 for the 2017 period.

Interest Expense. Interest expense during the three months ended August 31, 2018, was $410,366 compared to $314,890 during the comparable quarter in 2017. Interest expense for the three months ended August 31, 2018 and August 31, 2017 consists of $232,946 and $134,162, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2018 and August 31, 2017 was $244,749 and $437,326, respectively.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $58,323 and $53,232 for the three months ended August 31, 2018 and 2017, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB made an additional advance to the Company in principal amount of $9,000,000 per an Amended and Restated Promissory Note dated June 11, 2018 between the Company and TCB in the principal amount of $15,500,000. The proceeds were used to finance a portion of the purchase price of the Cord:Use Purchase.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At August 31, 2018, the Company had cash and cash equivalents of $7,039,972 as compared to $6,279,154 at November 30, 2017. The increase in cash and cash equivalents during the nine months ended August 31, 2018 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2018 was $4,489,342, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the nine months ended August 31, 2017 was $3,606,585, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the nine months ended August 31, 2018 was $11,213,483 which was primarily attributable to cash used to purchase CordUse in the amount of $10,500,000 and purchases of property, equipment and sales and purchases of marketable securities and other investments and intangibles of $713,483.

Net cash provided by investing activities for the nine months ended August 31, 2017 was $105,841 which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $161,023 partially offset by the purchases of property and equipment in the amount of $55,182.

Net cash provided by financing activities for the nine months ended August 31, 2018 was $7,484,959, which was primarily attributable to the payments of $1,516,666 to repay the note payable described above offset by the receipt of $170,925 from the exercise of stock options and $9,000,000 received as part of the Second Amendment to Credit Agreement with TCB described above.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time.    No amounts have been accrued as of August 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”). In connection therewith, Cryo-Cell issued to Cord: Use 465,426 unregistered shares of Cryo-Cell’s common stock, par value $0.01 per share, at $7.52 per share.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2018	—	$—	—	2,198,914
July 1 – 31, 2018	—	$—	—	2,198,914
August 1 – 31, 2018	—	$—	—	2,198,914

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

Date: October 15, 2018