Form 10-K
period 2018-11-30
CRYO CELL INTERNATIONAL INC
filed 2019-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2018) was $30,604,058.

As of February 15, 2019, there were 7,803,333 outstanding shares of Common Stock.

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

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in three reportable segments, cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells for family use, the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells and cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. The Company, in combination with its global affiliates, currently stores nearly 500,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. All aspects of its U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores nearly 500,000 cord blood and cord tissue specimens worldwide,

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

•

a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients, effective June 1, 2017 this payment was increased to $100,000 for new clients that choose the premium cord blood processing method, Prepacyte CB) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions.

Cord Tissue

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stem cells (MSCs). MSCs have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions including heart and kidney disease, ALS, wound healing and auto-immune diseases.    MSCs from several different tissues are being tested in clinical trials for efficacy. Specifically, cells derived from cord tissue are currently being used in many clinical trials. Disorders being treated include cardiomyopathy, ulcerative colitis, diabetes, anemia, autism and cirrhosis of the liver.

Public Banking

In June 2018, the Company completed its acquisition of substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). The Public Cord Blood Inventory creates a large, ethnically diverse, high quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in Florida, Arizona, California and Michigan. The Company’s public inventory is stored in North Carolina, and the cord blood units are sold through the National Marrow Donor Program (“NMDP”) located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2018 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2018 and November 30, 2017, the Company was in compliance with these requirements.

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

Upon execution of the acquisition of all of the assets of Cord:Use, the Company acquired the cord blood operations which included both public (PHS 351) and private (PHS 361) banks. The Company closed the Cord:Use location and maintains its operations in Oldsmar, FL. The new PHS 351 product is distributed under an IND (10-CBA) maintained by the National Marrow Donor Program (NMDP). The Company has continued the contract with Duke University initiated by Cord:Use to manufacture, test, cryopreserve, store and distribute the public cord blood units. The units are listed on the NMDP Single Point of Access Registry and are available to transplant centers worldwide. The Company is reimbursed via cost recovery for public cord blood units distributed for transplant through the NMDP. The donation of cord blood units in the public cord blood banking program functions under The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Company adheres to HIPAA rules. The FDA does not require establishments that manufacture drugs (including biological products) and devices that are HCT/Ps for use under an investigational new drug application (IND) (21 CFR Part 312) to register and list their HCT/Ps until the HCT/P is approved through a biologics license application (BLA), new drug application (NDA), or premarket approval application (PMA); or cleared through a premarket notification submission (510(k)).

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

Federal and state laws govern the Company’s ability to obtain and, in some cases, to use and disclose data that we may need to conduct certain activities. The HIPAA requires the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information.    The Company’s private cord blood bank operation is not subject to HIPAA because the Company does not engage in certain electronic transactions related to the reimbursement of healthcare providers and because blood and tissue procurement and banking activities are exempt. However, the healthcare providers that collect umbilical cord blood for the Company’s customers are subject to HIPAA. The identifiable information shared is only what is permitted by HIPAA. In 2009, a portion of the American Recovery and Reinvestment Act of 2009 modified HIPAA under the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). While the Company is still not subject to HIPAA for the reasons stated above the Company may incur material expenses associated with compliance efforts. In addition, compliance may require management to spend substantial time and effort on compliance measures. If the Company fails to comply with HIPAA, it could suffer criminal and civil penalties. The civil penalties could include monetary penalties ranging from $100 per violation to $1.5 million depending on the level of violation.

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

Saneron CCEL Therapeutics, Inc. (“Saneron”). Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida and the University of Minnesota. The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™). As of November 30, 2018, and November 30, 2017, the Company had an ownership interest of approximately 33% in Saneron which is accounted for under the equity method. As of November 30, 2018, and November 30, 2017, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $0.

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

The Company made total payments to all RSA holders of $671,245 and $589,399 for the fiscal years ended November 30, 2018 and 2017, respectively. The Company recorded an RSA accrual of $798,292 and $616,990 as of November 30, 2018 and 2017, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K. The Company also recorded interest expense of $848,024 and $730,778 for the fiscal years ended November 30, 2018 and 2017, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.    The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2018 and November 30, 2017, Lifecell had reached the $1,000,000 cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2018 and March 31, 2017, respectively. Since inception of the License and Royalty Agreement, the Company has recorded $7,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $6,500,000 as of November 30, 2018. The balance of $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2018 and 2017. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income (loss).

	For the fiscal years ended November 30,
	2018			2017
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$1,000,000	$1,000,000	$—	$1,003,056	$1,003,056

Total	$—	$1,000,000	$1,000,000	$—	$1,003,056	$1,003,056

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

Employees

At November 30, 2018, the Company had 92 full-time employees and 9 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended the main lease through December 31, 2021 for the 17,600 square foot space.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2018.

Rent charged to operations was $312,307 and $310,970 for the fiscal years ended November 30, 2018 and 2017, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income.

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2019	$227,368
2020	$225,984
2021	$225,984
2022	$18,832

ITEM 3.	LEGAL PROCEEDINGS.

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2018.

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

Quarter Ended	Low Closing Bid	High Closing Bid
February 28, 2017	4.10	5.00
May 31, 2017	4.50	5.90
August 31, 2017	5.60	7.20
November 30, 2017	6.70	8.06
February 28, 2018	7.16	9.95
May 31, 2018	7.20	7.56
August 31, 2018	7.49	9.30
November 30, 2018	6.03	8.37

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2018, the Company had 176 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2018, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	621,365	$2.62	—
Total	621,365	$2.62	—

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2018, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective April 2016, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,650 for the standard plan and $2,000 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $150 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $4,649 for the standard plan and $4,999 for the premium plan and $6,000 for the standard plan and $7,000 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”) and Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation (the “Tianhe Capital Stock”). Cord:Use was in the business of public and private cord blood and tissue, collection, processing, storage and banking. The aggregate consideration payable at closing under the Purchase Agreement was $14,000,000, with $10,500,000 paid in cash and the balance paid through the delivery to Seller of 465,426 shares of Cryo-Cell’s common stock, par value $0.01 per share (“Common Stock”), at $7.52 per share. In addition, Cryo-Cell assumed certain limited liabilities incurred by Cord:Use in connection with its business that were unpaid as of the closing date and that directly relate to the services to be provided after closing by Cryo-Cell. Cryo-Cell also assumed certain of Cord:Use’s contracts and the obligations arising therefrom after the closing.    Additionally, Cord:Use is entitled to an earnout from Cryo-Cell’s sale of the Public Cord Blood Inventory from and after closing. Each calendar year after the closing, Cryo-Cell is required to pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000. Such payments are to be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by Cryo-Cell in excess of the initial $500,000 retained by Cryo-Cell during such year, Cryo-Cell is to deliver $200,000 worth of Cryo-Cell Common stock to Cord:Use, up to an aggregate value of $5,000,000. Cord:Use is also entitled to a portion of the gross profits generated, or deemed to have been generated, by Cryo-Cell from its ownership of the Tianhe Capital Stock.

During the fiscal year ended November 30, 2018, the Company’s total revenue increased 15% as compared to fiscal 2017. The 15% increase in revenue was primarily attributable to a 16% increase in processing and storage fees. The Company reported a net loss of approximately ($855,000), or ($0.11) per basic common and diluted share for fiscal 2018 compared to net income of approximately $2,315,000, or $0.33 per basic common share and $0.30 per diluted common share for fiscal 2017. Net loss for the twelve months ended November 30, 2018 principally resulted from a 27% increase in cost of sales, a 16% increase in selling, general and administrative expenses and approximately $3,078,100 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense. This was partially offset by the 15% increase in revenue. Net income for the twelve months ended November 30, 2017 principally resulted from the 10% increase in total revenues and an 8% decrease in selling, general and administrative expenses over the comparable period in 2016. This was partially offset by a 16% increase in cost of sales over the comparable period in 2016.

As of November 30, 2018, the Company had cash and cash equivalents of $6,040,033. The Company’s cash decreased by approximately $239,000 during fiscal 2018. Cash provided by operations was approximately $5,333,000 which was offset by $10,500,000 that was used for the purchase of Cord:Use, approximately $646,000 was used for the purchase of property and equipment and intangibles and approximately $3,300,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB. On May 20, 2016, the Company entered into a Subordination Agreement with Texas Capital Bank and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. During the third quarter of fiscal 2017, the Company paid CrowdOut the principal sum of $650,000 plus interest of $867. The subordinated loan is paid in full.

On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The proceeds of the term loan were used by the Company to fund the extinguishment of some of the revenue sharing agreements.

On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB made an additional advance to the Company in principal amount of $9,000,000 per an Amended and Restated Promissory Note dated June 11, 2018 between the Company and TCB in the principal amount of $15,500,000. The proceeds were used to finance a portion of the purchase price of the Cord:Use purchase. See Note 5.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2018, the Company had revenue of $29,218,490 compared to $25,384,279 for the fiscal year ended November 30, 2017. The 15% increase in revenue was primarily attributable to a 16% increase in processing and storage fees.

Processing and Storage Fees. For the fiscal year ended November 30, 2018, processing and storage fees were $27,817,872 compared to $23,939,033 for the fiscal year ended November 30, 2017. The increase in processing and storage fee revenue was primarily attributable to a 12% increase in recurring annual storage fee revenue. The Company had a 17% increase in the number of new domestic cord blood specimens processed year-over-year. Also, the Company’s cord tissue service continues to increase year-over-year.

Product Revenue. For the twelve months ended November 30, 2018, revenue from the product sales was $104,323 compared to $442,190 for the twelve months ended November 30, 2017.

Licensee Income. For the fiscal year ended November 30, 2018, licensee income was $1,000,000 as compared to $1,003,056 for fiscal 2017. Licensee income for the twelve months ended November 30, 2018 and November 30, 2017 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.    The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2018 and November 30, 2017, Lifecell had reached the $1,000,000 cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2018 and March 31, 2017, respectively. Since inception of the License and Royalty Agreement, the Company has recorded $7,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $6,500,000 as of November 30, 2018. The balance of $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. For the fiscal year ended November 30, 2018, cost of sales was $8,539,662, as compared to $6,724,391 for the fiscal year ended November 30, 2017, representing a 27% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $137,062 for the year ended November 30, 2018 compared to $98,383 for the 2017 period. Also, included in Cost of Sales is $169,396 and $466,763 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2018 and November 30, 2017, respectively. On July 12, 2017, the Company entered into a First Amendment to License Agreement (the “Amendment”) to pay $100,000 as royalties for the licenses granted and per the Amendment the license will be fully paid and no further royalty payments or license fees will be due or owed now or in the future. As of the twelve months ended November 30, 2018 and November 30, 2017, royalty expense associated with Prepacyte® -CB included in Cost of Sales is $0 and $112,830, respectively. Also included in Cost of Sales is $626,057 and $0 for the twelve months ended November 30, 2018 and November 30, 2017, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The increase in cost of sales for the twelve months ended November 30, 2018 versus November 30, 2017 is due to the increased costs due to the public cord blood bank and the increased costs associated with the 17% increase in the number of new domestic cord blood specimens processed in fiscal year 2018 versus fiscal year 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2018 were $15,632,696 as compared to $13,480,883 for the fiscal year ended November 30, 2017 representing a 16% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is in part due to costs associated with the Purchase Agreement with CordUse. As of the twelve months ended November 30, 2018 and November 30, 2017, $580,000 and $0, respectively, of selling, general and administrative expenses are associated with the CordUse purchase. These expenses are non-recurring expenses related to the acquisition of CordUse. The increase in selling, general and administrative expenses is also due to an increase in the bad debt expense of $650,000.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2018, were $91,845 as compared to $41,165 in 2017.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2018 was $180,264 compared to $131,614 for fiscal 2017.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2018 was $415,280 compared to $0 for fiscal 2017. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of November 30, 2018. The estimated fair value of the contingent earnout was determined using a monte carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the fiscal year ended November 30, 2018 was $1,546,900 compared to $1,302,650 in fiscal 2017, of which $698,876 and $571,873, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5.    The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the twelve months ended November 30, 2018 was $4,364,190, net of foreign taxes, compared to $1,200,123, net of foreign income taxes, for the twelve months ended November 30, 2017.    Included in the $4,472,504 tax expense for the twelve months ended November 30, 2018 is approximately $3,078,100 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $108,000 and $108,000 for the years ended November 30, 2018 and 2017, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

There was approximately $2,204,000 and $1,263,000 of U.S. income taxes paid for fiscal years ended November 30, 2018 and November 30, 2017, respectively.

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

At November 30, 2018, the Company had cash and cash equivalents of $6,040,033 as compared to $6,279,154 at November 30, 2017. The increase in cash and cash equivalents during the twelve months ended November 30, 2018 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2018 was $5,333,330 which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities in fiscal 2017 was $5,718,173 which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities in fiscal 2018 was $11,282,411 which was primarily attributable to cash used to purchase CordUse in the amount of $10,500,000 and purchases of property, equipment and sales and purchases of marketable securities and other investments and intangibles of $782,411.

Net cash provided by investing activities in fiscal 2017 was $93,025 which was attributable to the sales and purchases of marketable securities and other investments in the amount of $191,358 which was offset by purchases of property and equipment in the amount of $98,333.

Net cash provided by financing activities in fiscal 2018 was $5,709,960, which was primarily attributable to the payments of $3,291,665 to repay the note payable described above offset by the receipt of $170,925 from the exercise of stock options and $9,000,000 received as part of the Second Amendment to Credit Agreement with TCB described above.

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

The Company records revenue for the Public Cord Blood Bank from the sales of cord blood stem cell units upon shipment. The Company sells and provides units not likely to be of therapeutic use for research to qualified organizations and companies operating under Institutional Review Board approval. The Company recognizes revenue upon delivery of the unit.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,634,000 and $2,316,000 as of November 30, 2018 and November 30, 2017, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company paid U.S. income taxes of approximately $2,204,000 and $1,263,000 during the twelve months ended November 30, 2018 and November 30, 2017, respectively. Included in the approximately $4,364,000 of tax expense, net of foreign taxes, for the twelve months ended November 30, 2018 is approximately $3,078,100 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld by third parties from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $108,000 and $108,000 for the years ended November 30, 2018 and 2017, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2018 and November 30, 2017, the Company had no material provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2018 and 2017.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of November 30, 2018, and November 30, 2017, goodwill, is reflected on the consolidated balance sheets at $1,941,411 and $0.

Stock Compensation

As of November 30, 2018, the Company has two stock-based employee compensation plans, which are described in Note 11 to the consolidated financial statements. The Company’s stock-based employee compensation plan that became effective December 1, 2011 was approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $478,000 and $972,000 for the years ended November 30, 2018 and November 30, 2017, respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the twelve months ended November 30, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive (loss) income as other compensation expense was recognized to offset the reversal.

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2020 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2018, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2018 and 2017

Consolidated Statements of Comprehensive (Loss) Income

For the Fiscal Years Ended November 30, 2018 and 2017

Consolidated Statements of Cash Flows

For the Fiscal Years Ended November 30, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit

For the Fiscal Years Ended November 30, 2018 and 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2018 and 2017, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PORTER KEADLE MOORE, LLC

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

February 28, 2019

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2018	November 30, 2017
		Income
ASSETS
Current Assets
Cash and cash equivalents	$6,040,033	$6,279,154
Marketable securities	875,689	439,322
Accounts receivable (net of allowance for doubtful accounts of $2,264,848 and $2,098,991, respectively)	5,867,335	5,125,591
Prepaid expenses	461,815	372,152
Inventory, net	16,035,873	314,566
Other current assets	254,465	206,136

Total current assets	29,535,210	12,736,921

Property and equipment-net	1,493,401	882,382

Other Assets
Investment - Tiahne Stock	308,000	—
Intangible assets, net	1,341,336	226,418
Goodwill	1,941,411	—
Deferred tax assets	7,656,897	10,035,388
Deposits and other assets, net	113,888	28,888

Total other assets	11,361,532	10,290,694

Total assets	$42,390,143	$23,909,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,261,653	$1,928,542
Accrued expenses	2,702,788	2,582,475
Current portion of note payable	3,100,000	2,000,000
Deferred revenue	8,365,284	7,428,829

Total current liabilities	15,429,725	13,939,846

Other Liabilities
Deferred revenue, net of current portion	20,317,231	15,752,864
Contingent Consideration	4,282,975	—
Note payable, net of current portion and debt issuance costs	9,843,510	5,295,183
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	35,868,716	22,473,047

Total liabilities	51,298,441	36,412,893

Commitments and contingencies (Note 13)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and	—	—
none issued and outstanding)
Common stock ($.01 par value, 20,000,000 authorized; 13,596,409 issued and 7,800,833 outstanding as of November 30, 2018 and 12,899,517 issued and 7,103,941 outstanding as of November 30, 2017)	135,964	128,995
Additional paid-in capital	35,515,382	31,373,048
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	340,984	40,865
Accumulated deficit	(25,329,515)	(24,474,691)

Total stockholders’ deficit	(8,908,298)	(12,502,896)

Total liabilities and stockholders’ deficit	$42,390,143	$23,909,997

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	November 30, 2018	November 30, 2017
Revenue:
Processing and storage fees	$27,817,872	$23,939,033
Public banking revenue	296,295	—
Licensee and royalty income	1,000,000	1,003,056
Product revenue	104,323	442,190

Total revenue	29,218,490	25,384,279

Costs and Expenses:
Cost of sales	8,539,662	6,724,391
Selling, general and administrative expenses	15,632,696	13,480,883
Change in fair value of contingent consideration	(415,280)	—
Research, development and related engineering	91,845	41,165
Depreciation and amortization	180,264	131,614

Total costs and expenses	24,029,187	20,378,053

Operating Income	5,189,303	5,006,226

Other Expense:
Other expense	(24,723)	(79,873)
Interest expense	(1,546,900)	(1,302,650)

Total other expense	(1,571,623)	(1,382,523)

Income before income tax expense	3,617,680	3,623,703
Income tax expense	(4,472,504)	(1,308,603)

Net (Loss) Income	$(854,824)	$2,315,100

Net (loss) income per common share—basic	$(0.11)	$0.33

Weighted average common shares outstanding—basic	7,463,051	7,062,870

Net (loss) income per common share—diluted	$(0.11)	$0.30

Weighted average common shares outstanding—diluted	7,463,051	7,652,984

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$300,119	$6,457

Comprehensive (Loss) Income	$(554,705)	$2,321,557

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30, 2018	November 30, 2017
Cash flows from operating activities:
Net (loss) income	$(854,824)	$2,315,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	317,326	229,995
Loss on disposal of property and equipment	162,307	—
Change in fair value of contingent consideration	(415,280)	—
Compensatory element of stock options	478,378	971,730
Provision for doubtful accounts	727,483	77,012
Deferred income tax expense	2,378,491	(774,806)
Amortization of debt issuance costs	109,292	125,434
Changes in assets and liabilities:
Accounts receivable	(1,347,773)	(1,149,875)
Prepaid expenses	(20,796)	23,349
Inventory	316,650	46,576
Other current assets	(48,329)	(127,688)
Goodwill	66,565	—
Deposits and other assets, net	(85,000)	(3,388)
Accounts payable	(666,889)	443,112
Accrued expenses	120,313	28,145
Deferred revenue	4,095,416	3,513,477

Net provided by operating activities	5,333,330	5,718,173

Cash flows used in investing activities (net of effect of business combination):
Purchases of property and equipment	(446,163)	(98,333)
Purchase of intangible asset	(200,000)	—
(Purchases) sales of marketable securities and other investments, net	(136,248)	191,358
Purchase of Cord Use	(10,500,000)	—

Net cash (used in) provided by investing activities	(11,282,411)	93,025

Cash flows from financing activities (net of effect of business combination):
Treasury stock purchases	—	(446,621)
Repayments of note payable	(3,291,665)	(2,650,000)
Proceeds from the exercise of stock options	170,925	64,696
Proceeds from note payable	9,000,000	—
Issuance costs associated with the proceeds from the note payable	(169,300)	—

Net cash provided by (used in) financing activities	5,709,960	(3,031,925)

(Decrease) Increase in cash and cash equivalents	(239,121)	2,779,273
Cash and cash equivalents—beginning of period	6,279,154	3,499,881

Cash and cash equivalents—end of period	$6,040,033	$6,279,154

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$300,119	$6,457

Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisition	$20,103,661	$—

Liabilities assumed in acquisition	$1,405,406	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated Other Comprehensive Income
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated Deficit	Stockholders’
	Shares	Amount	Capital				Deficit
Balance at November 30, 2016	12,504,464	$125,044	$30,340,573	$(19,124,492)	$34,408	$(26,789,791)	$(15,414,258)
Common stock issued	395,053	$3,951	$60,745				$64,696
Compensatory element of stock options			971,730				971,730
Unrealized gain on available for sale securities					6,457		6,457
Treasury Stock				(446,621)			(446,621)
Net income						2,315,100	2,315,100

Balance at November 30, 2017	12,899,517	$128,995	$31,373,048	$(19,571,113)	$40,865	$(24,474,691)	$(12,502,896)

Common stock issued	696,892	6,969	3,663,956				3,670,925
Compensatory element of stock options			478,378				478,378
Unrealized gain on available for sale securities					300,119		300,119
Net loss						(854,824)	(854,824)

Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in three reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use, the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells and cellular processing, and cryogenic storage of umbilical cord blood stem cells for public use. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues recognized for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. Revenue recognized for the cryogenic storage of umbilical cord blood stem cells for public use is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”), which distributes the cord blood units to transplant centers located in the United States and around the world. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2018 and 2017, the Company had an interest of approximately 33% in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2018 and 2017 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2018 and November 30, 2017 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

The Company depends on one third party, the National Marrow Donor Program, to manage the public umbilical cord stem cells that are needed for transplant.

During fiscal 2018 and 2017, there were no concentration of risks.

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

The Company has identified two deliverables generally contained in the arrangements involving the sale of its umbilical cord blood product. The first deliverable is the processing of a specimen. The second deliverable is either the annual storage of a specimen, the 18-year or 21-year storage fee charged for a specimen or the life-time storage fee charged for a specimen. The Company has allocated revenue between these deliverables using the relative selling price method. The Company has VSOE for its annual storage fees as the Company renews storage fees annually with its customers on a stand-alone basis. Because the Company has neither VSOE nor TPE for the processing, 18-year or 21-year storage and life-time storage deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to processing a specimen are recognized at the time the processing of the specimen is complete. Amounts allocated to the storage of a specimen are recognized ratably over the contractual storage period. Any discounts given to the customer are recognized by applying the relative selling price method whereby after the Company determines the selling price to be allocated to each deliverable (processing and storage), the sum of the prices of the deliverables is then compared to the arrangement consideration, and any difference is applied to the separate deliverables ratably.

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

The Company records revenue for the Public Cord Blood Bank from the sales of cord blood stem cell units upon shipment. The Company sells and provides units not likely to be of therapeutic use for research to qualified organizations and companies operating under Institutional Review Board approval. The Company recognizes revenue upon delivery of the unit.

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

Inventory

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2020 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2018, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment as of November 30, 2018 and November 30, 2017, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible, intangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of November 30, 2018, and November 30, 2017, goodwill, is reflected on the consolidated balance sheets at $1,941,411 and $0.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2018 and 2017 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

Research, Development and Related Engineering Costs

Research, development and related engineering costs are expensed as incurred.

Cost of Sales

Cost of sales represents the associated expenses resulting from the processing, testing, storage and delivery of the umbilical cord blood. Cost of sales related to PrepaCyte CB represents the associated expenses resulting from the manufacturing of the PrepaCyte CB units. Cost of sales related to the Public Cord Blood Bank represents the associated expenses resulting from the collection, shipping, processing and storage of the cord blood stem cell units.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income. Total advertising expense for the fiscal years ended November 30, 2018 and 2017 was approximately $986,664 and $1,008,000, respectively.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2018 and 2017, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at November 30, 2018 Using
Description	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Trading securities	$68,816	$68,816	—	—
Available-for-sale securities	806,873	806,873	—	—

Total	$875,689	$875,689	—	—

Liabilities:
Contingent consideration	$4,282,975	$—	—	$4,282,975

Total	$4,282,975	$—	—	$4,282,975

Contingent Consideration:
Beginning Balance as of November 30, 2017	$ ———
Additions – Cord:Use earnout	4,698,255
Fair value adjustment as of November 30, 2018	(415,280)

Ending balance as of November 30, 2018	$4,282,975

		Fair Value Measurements
	Fair Value at	at November 30, 2017 Using
Description	November 30, 2017	Level 1	Level 2	Level 3
Assets:
Trading securities	$96,600	$96,600	—	—
Available-for-sale securities	342,722	342,722	—	—

Total	$439,322	$439,322	—	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy.     For trading securities, there was approximately ($28,000) and ($82,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive (loss) income for the twelve months ended November 30, 2018 and 2017.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive (loss) income. For available-for-sale securities, there was approximately $300,000 and $6,000 in unrealized holding gains (loss), net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive (loss) income for the years ended November 30, 2018 and 2017.

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing. See Note 2. The estimated fair value of the contingent earnout was determined using a monte carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, Prepacyte CB. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program nor has it incurred costs related to these warranties. The Company does not maintain insurance for this warranty program and therefore maintains reserves to cover any estimated potential liabilities. The Company’s reserve balance is based on the $75,000 or $50,000 (as applicable) maximum payment and the $10,000 maximum expense reimbursement multiplied by formulas to determine the projected number of units requiring a payout. The Company determined the estimated expected usage and engraftment failure rates based on an analysis of the historical usage and failure rates and the historical usage and failure rates in other private and public cord blood banks based on published data. The Company’s estimates of expected usage and engraftment failure could change as a result of changes in actual usage rates or failure rates and such changes would require an adjustment to the established reserves. The historical usage and failure rates have been very low and a small increase in the number of transplants or engraftment failures could cause a significant increase in the estimated rates used in determining the Company’s reserve. In addition, the reserve will increase as additional umbilical cord blood specimens are stored which are subject to the warranty. As of November 30, 2018 and November 30, 2017 the Company recorded reserves under these programs in the amounts of approximately $18,000 and $18,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

(Loss) Income per Common Share

Basic (loss) income per common share was computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net (loss) income per share is as follows:

	November 30, 2018	November 30, 2017
Numerator:
Net (loss) income	($855,000)	$2,315,000
Denominator:
Weighted-average shares outstanding-basic	7,463,051	7,062,870
Dilutive common shares issuable upon exercise of stock options	—	590,114

Weighted-average shares-diluted	7,463,051	7,652,984

(Loss) Income per share:
Basic	($0.11)	$0.33

Diluted	($0.11)	$0.30

For the year ended November 30, 2018, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2017, the Company excluded the effect of 22,500 stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2018, the Company has two stock-based employee compensation plans, which are described in Note 11 to the consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $478,000 and $972,000 for the fiscal years ended November 30, 2018 and November 30, 2017, respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the twelve months ended November 30, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive (loss) income as other compensation expense was recognized to offset the reversal.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as accounting for implementation costs incurred to develop or obtain software for internal use using the guidance in Topic 350-40. The amendments address when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. The ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within that reporting period. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No.2014-09, Revenue from Contracts with Customers, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. Subsequently, the FASB issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”). The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The New Revenue Standard also requires expanded disclosures. Entities have the choice to apply these the New Revenue Standard retrospectively to each reporting period presented or recognize the cumulative effect of applying these standards at the date of the initial application and not adjust comparative information.

The Company’s implementation plan utilized a phased project plan. The Company gained an understanding of the New Revenue Standard and its potential impact on our revenue streams and contracts within those revenue streams. The Company then performed a detailed review of our historical revenue recognition policies and contracts to assess the potential impacts the New Revenue Standard may have on previously reported and future revenues. The Company is finalizing its assessment but has not identified any accounting changes that would materially affect the amount of the Company’s reported revenues. The Company, however, expects to capitalize incremental contract acquisition costs related to sales commissions and amortize the costs over the expected benefit period of the customer relationship.

The Company plans to adopt the standard using the modified retrospective method, which will apply the rules to contracts that are incomplete as of December 1, 2018. At transition, the Company will estimate the contract acquisition costs that should be capitalized and make an immaterial adjustment to retained earnings reflecting the cumulative impact for the accounting changes related to the adoption of the New Revenue Standard. The Company will complete the implementation of the New Revenue Standard and disclose the required information in the Company’s 10-Q for the first quarter of fiscal year 2019.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The impact of the new standard for the Company will be that equity securities with a readily determinable fair value will no longer be classified as available for sale securities. The changes in fair value of these securities will be included in income from operations rather than comprehensive income on the Company’s financial statements.

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

Additionally, Cord:Use is entitled to an earnout from Cryo-Cell’s sale of the public cord blood inventory from and after closing. Each calendar year after the closing, Cryo-Cell will pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000. Such payments will be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by Cryo-Cell in excess of the initial $500,000 retained by Cryo-Cell during such year, Cryo-Cell will deliver $200,000 worth of Cryo-Cell Common stock to Cord:Use, up to an aggregate value of $5,000,000. Cord:Use is also entitled to a portion of the gross profits generated, or deemed to have been generated, by Cryo-Cell from its ownership of the Tianhe Capital Stock.

The Company incurred $580,000 in costs associated with the acquisition of Cord:Use.

The following summarizes the fair value of the consideration of the Acquisition as of the purchase date:

Consideration
Cash	$10,500,000
Cryo-Cell common stock	3,500,000
Cord blood inventory earnout	4,698,255

Consideration	$18,698,255

The following summarizes the preliminary allocation of the total purchase price for the Acquisition:

Accounts receivable	$188,019
Inventory	16,037,957
Prepaid expenses	68,867
Property and equipment	568,407

Other asset—Tiahne capital stock	308,000
Brand	31,000
Customer relationships	960,000

Total identifiable net assets acquired	18,162,250

Less: Deferred revenue	(1,405,406)

Goodwill	1,941,411

Total	$18,698,255

The Company has not completed its assignment of goodwill to the segment reporting units. Goodwill includes the fair value of the assembled workforce. The fair value of the assembled workforce was estimated by applying a cost approach, representing a level 2 measurement. The goodwill is not deductible for income tax purposes.

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

The fair values of the assets acquired includes public cord blood banking inventory of $16,037,957 which the Company expects to sell to outside customers. The Company also acquired accounts receivable of $188,019 and prepaid expenses of $68,867.

The fair values of the customer relationships reflect the anticipated cash flows over their expected lives.

The fair value of deferred revenue is valued based on the cost method. Deferred revenues are pre-payment fees for future storage of umbilical cord blood and/or cord tissue specimens. The short- and long-term deferred revenue is $330,508 and $1,074,898, respectively.

The valuations are not final and are subject to revision for a period not to exceed one-year after the acquisition date as information relative to the acquisition date fair values become available.

Unaudited Pro forma Results

The following table provides the Company’s consolidated unaudited pro forma revenues, net income per basic and diluted common share had the results of the acquired businesses’ operations been included in its operations commencing on December 1, 2016, based on available information related to the respective operations. This proforma information presented is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results, and does not account for any operation improvements to be made by the Company post-acquisition.

	Twelve months ended November 30,
	2018	2017
Revenue	$31,388,278	$30,649,232
Net income (loss)	($2,658,679)	($1,019,453)
Earnings (loss) per share:
Basic	($0.36)	($0.14)
Diluted	($0.36)	($0.14)

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. The components of inventory at November 30, 2018 and November 30, 2017 are as follows:

	As of November 30, 2018	As of November 30, 2017
Raw materials	$—	$—
Work-in-process	188,085	97,210
Work-in-process – Public Bank	—	—
Finished goods	5,262	210,854
Finished goods – Public Bank	15,831,081	—
Collection kits	19,163	14,220
Inventory reserve	(7,718)	(7,718)

Total inventory	$16,035,873	$314,566

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

Intangible assets were as follows as of November 30, 2018 and 2017:

	Useful lives	November 30, 2018	November 30, 2017
Patents	10-20 years	$234,570	$34,570
Less: Accumulated amortization		(23,663)	(11,800)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(123,528)	(91,861)
Customer relationships – Prepacyte®CB	15 years	41,000	41,000

Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(5,276)	(4,224)
Brand	1 year	31,000	—
Less: Accumulated amortization		(15,500)	—
Customer relationships – Cord:Use	30 years	960,000	—
Less: Accumulated amortization		(16,000)	—

Net Intangible Assets		$1,341,336	$226,418

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:

2019	$92,081
2020	$76,343
2021	$76,343
2022	$76,343
2023	$76,343
Thereafter	$943,883

Total	$1,341,336

Amortization expense of intangibles was approximately $76,000 and $35,000 for the twelve months ended November 30, 2018 and November 30, 2017, respectively.

Note 5– Note Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of November 30, 2018, and November 30, 2017, the Company paid interest of $589,583 and $406,139, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

On May 20, 2016, the Company also entered into a Subordination Agreement with TCB and CrowdOut Capital LLC (“CrowdOut”) for a subordinated loan of the principal amount of $650,000, which amount CrowdOut advanced to the Company on May 20, 2016. The proceeds of the subordinated loan were to be used by the Company to fund continued repurchases of the Company’s common stock. Per a promissory note dated May 20, 2016 between the Company and CrowdOut, interest at 12% per annum on the principal sum of $650,000 is payable monthly with a maturity date of July 2021, at which time, the principal amount of $650,000 was payable. On June 5, 2017, the principal sum of $650,000 plus interest of $867 was paid to CrowdOut and the subordinated loan was paid in full. As of November 30, 2018 and November 30, 2017, the Company paid interest of $0 and $40,300, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2018, and November 30, 2017, $109,293 and $125,434, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

As of November 30, 2018, and November 30, 2017, the note payable obligation was as follows:

	November 30, 2018	November 30, 2017
Note payable	$13,208,433	$7,500,100
Unamortized debt issuance costs	(264,923)	(204,917)

Net note payable	$12,943,510	$7,295,183

Current portion of note payable	$3,100,000	$2,000,000
Long-term note payable, net of debt issuance costs	9,843,510	5,295,183

Total	$12,943,510	$7,295,183

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2019	$3,100,000
2020	3,100,000
2021	3,100,000
2022	3,100,000
2023	808,433

Total	$13,208,433

Interest expense on the note payable for the years ended November 30, 2018 and November 30, 2017 was as follows:

	November 30, 2018	November 30, 2017
Interest expense on notes payable	$589,583	$446,439
Debt issuance costs	109,293	125,434

Total interest expense	$698,876	$571,873

Note 6– Segment Reporting

During the third quarter of fiscal 2018, the Company purchased the assets and assumed contracts that Cord:Use used in the operation of its cord blood business (See Note 2). The Company evaluated and determined that this acquisition qualifies as a separate segment.

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax (expense) benefit, other comprehensive loss, and assets for the years ended November 30, 2018 and 2017:

	For the years ended November 30,
	2018	2017
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$28,817,872	$24,942,089
PrepaCyte CB	104,323	442,190
Public cord blood banking	296,295	—

Total net revenue	$29,218,490	$25,384,279

Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$7,744,208	$6,257,628
PrepaCyte CB	169,397	466,763
Public cord blood banking	626,057	—

Total cost of sales	$8,539,662	$6,724,391

Operating profit:
Umbilical cord blood and cord tissue stem cell service	$5,620,394	$5,067,228
PrepaCyte CB	(101,329)	(61,002)
Public cord blood banking	(329,762)	—

Total operating profit	$5,189,303	$5,006,226

Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$281,072	$193,741
PrepaCyte CB	36,254	36,254
Public cord blood banking	—	—

Total depreciation and amortization	$317,326	$229,995

Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,546,900	$1,302,650
PrepaCyte CB	—	—
Public cord blood banking	—	—

Total interest expense	$1,546,900	$1,302,650

Income tax (expense) benefit:
Umbilical cord blood and cord tissue stem cell service	$(4,472,504)	$(1,308,603)
PrepaCyte CB	—	—
Public cord blood banking	—	—

Total income tax (expense) benefit	$(4,472,504)	$(1,308,603)

Other comprehensive (loss) income:
Umbilical cord blood and cord tissue stem cell service	$300,119	$6,457
PrepaCyte CB	—	—
Public cord blood banking	—	—

Total other comprehensive income (loss)	$300,119	$6,457

The following table shows the assets by segment as of November 30 2018 and November 30, 2017:

Assets:
Umbilical cord blood and cord tissue stem cell service	$26,239,260	$23,360,714
PrepaCyte CB	319,802	549,283
Public cord blood banking	15,831,081	—

Total assets	$42,390,143	$23,909,997

NOTE 7- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2018 and 2017:

December 1, 2016	$2,278,862
Bad Debt Expense	77,012
Write-offs	(744,233)
Recoveries	487,350

November 30, 2017	2,098,991
Bad Debt Expense	727,483
Write-offs	(907,263)
Recoveries	345,637

November 30, 2018	$2,264,848

NOTE 8—PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2018	2017
Furniture and equipment	$5,905,910	$5,066,605
Leasehold improvements	1,200,934	1,188,584
Computer software – internal use	1,194,039	1,194,039

	8,300,883	7,449,228
Less: Accumulated Depreciation	(6,807,482)	(6,566,846)

Total Property and Equipment	$1,493,401	$882,382

Depreciation expense was approximately $241,000 in fiscal 2018 and approximately $230,000 in fiscal 2017 of which approximately $137,000 and $98,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive (loss) income.

NOTE 9—ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2018	2017
Professional fees	$14,867	$84,555
Payroll and payroll taxes (1)	1,021,004	1,068,381
Interest expense	864,676	648,274
General expenses	478,449	424,782
Federal and state taxes	323,792	356,483

	$2,702,788	$2,582,475

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2018 and November 30, 2017.

NOTE 10—INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2018 and 2017.

	2018	2017
Current:
Federal	$1,467,000	$1,483,000
State	622,000	483,000
Foreign	108,000	108,000

Subtotal	2,197,000	2,074,000
Deferred:
Federal	2,716,000	(318,000)
State	(441,000)	(447,000)
Foreign	—	—

Subtotal	2,275,000	(765,000)

Income Tax Expense	$4,472,000	$1,309,000

As of November 2018 and 2017 the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2018	2017
Tax Assets:
Deferred income (Net of Discounts)	$5,157,000	$5,886,000
Tax over book basis in unconsolidated affiliate	1,214,000	1,788,000
Accrued payroll	257,000	405,000
Reserves and other accruals	868,000	1,039,000
Stock compensation	330,000	711,000
Depreciation and Amortization	428,000	618,000
Transaction costs	18,000	0
RSA Buy-out	1,210,000	1,909,000

Total Assets:	9,482,000	12,356,000

Tax Liabilities:
Unrealized gains on AFS securities	(112,000)	(12,000)
NOL’s credits, and other carryforward items	(79,000)	8,000

Total Liabilities:	(191,000)	(4,000)
Less: Valuation Allowance	(1,634,000)	(2,316,000)

Net Deferred Tax Asset	$7,657,000	$10,036,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2018 and November 30, 2017, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($711,000) and ($73,000) during the years ended November 30, 2018 and 2017, respectively. The change for year ended November 30, 2017 was primarily capital loss carryovers expiring unused. The change for year ended November 30, 2018 was a result of the revaluation impact of the Tax Cuts and Jobs Act of 2017 which reduced the federal tax rate from 34% to 21%.

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

The positive evidence that weighed in favor of releasing the allowance as of November 30, 2017 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	Identifiable sources of future income relating to the Company’s deferred revenue accounts;

•	Certainty as to the amount available of deferred tax assets and nature in which the deferred tax assets reverse;

•	Profitability for years ended November 30, 2015 and 2016 and our expectations regarding the sustainability of these profits;

•	The Company’s three-year cumulative position as of November 30, 2017; and

•	The Company’s taxable income projection for fiscal years ending November 30, 2018, 2019 and 2020.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act makes significant changes to provision of the Internal Revenue Code, including changing the corporate tax rate to a flat 21% rate as of January 1, 2018. This requires the Company’s net deferred tax assets and liabilities to be revalued at the newly enacted U.S. corporate rate. The impact will be recognized in tax expense in the year of enactment. Based on evaluation, the Company’s discrete expense for the rate impact will be approximately $3.1 million. Based on the Company’s evaluation, the Tax Act is not expected to impact the recoverability of its deferred tax asset.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2018	%	2017	%
Tax at Federal Statutory Rate	799,507	22.10	1,195,183	34.0
State Income Tax Effect	216,608	5.99	178,645	5.08
Valuation Allowance Release	—	0.00	—	0.00
Tax Compensation Differences	260,845	7.21	—	0.00
Permanent Disallowances	149,141	4.12	158,780	4.52
Impact of Tax Reform	3,078,094	85.08	—	0.00
Deferred Repricing	(28,337)	(0.78)	(342,645)	(9.75)
Other	(3,354)	(0.09)	118,640	3.37
Foreign tax credits	(108,314)	(2.99)	(108,481)	(3.09)
Foreign tax withholding	108,314	2.99	108,481	3.09

Total income taxes	$4,472,504	123.63	$1,308,603	37.22

The Company adopted the accounting standard for uncertain tax positions, ASC 740-10, on December 1, 2007. As required by the standard, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were no uncertain tax positions as of November 30, 2018 and 2017.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2018 and 2017, the Company had no material provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2018:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2013 - 2017	N/A
United States – Various States	2012 - 2017	N/A

NOTE 11— STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2018, the Company issued 63,750 common shares to option holders who exercised options for $170,925. During the year ended November 30, 2017, the Company issued 33,031 common shares to option holders who exercised options for $64,696.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2018, and November 30, 2017, there were 380,000 and 457,250 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2018, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of November 30, 2018, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,415 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2017, there were 569,729 service-based options issued, 129,729 service-based restricted common shares granted, 825,221 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2018, there were 0 shares available for future issuance under the 2012 Plan. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

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

Variables used to determine the fair value of the options granted for the years ended November 30, 2018 and November 30, 2017 are as follows:

	2018	2017
Weighted average values:
Expected dividends	0%	0%
Expected volatility	50.85%	52.07%
Risk free interest rate	2.67%	1.82%
Expected life	5.0 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2018, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2017	1,026,979	$2.50	4.48	$5,706,107
Granted	51,636	7.85		—
Exercised	(63,750)	2.68		343,935
Expired/forfeited	(13,500)	2.18		69,450

Outstanding at November 30, 2018	1,001,365	2.77	3.97	$4,580,967

Exercisable at November 30, 2018	961,111	2.58	3.93	$4,562,016

The weighted average grant date fair value of options granted during the years ended November 30, 2018 and November 30, 2017 was $3.23 and $3.23, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2018 or November 30, 2017, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2018 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	422,500	2.93	$1.73	422,500	$1.73
$2.01 to $3.00	275,000	2.32	$2.70	275,000	$2.70
$3.01 to $4.00	227,229	7.17	$3.18	223,062	$3.18
$6.01 to $7.00	25,000	8.34	$6.95	23,334	$6.98
$7.01 to $8.00	51,636	5.08	$7.85	17,215	$7.85

	1,001,365	3.97	$2.77	961,111	$2.58

A summary of the status of the Company’s non-vested options as of November 30, 2018, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2017	39,168	$2.41
Granted	51,636	3.23
Vested	(50,550)	2.73
Forfeited	—	—

Non-vested at November 30, 2017	40,254	$3.06

As of November 30, 2018, there was approximately $98,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.01 years as of November 30, 2018. The total fair value of options vested during the fiscal year ended November 30, 2018 was approximately $138,000.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2018, 15,756 and 13,332, respectively, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options as of November 30, 2018 was approximately $144,300 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. The estimated fair value of 15,756 and 13,332 of qualified stock options, respectively, was approximately $95,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2018, 2,666, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options as of November 30, 2018 was approximately $13,500 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. The estimated fair value of 2,666 of qualified stock options was approximately $9,300 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

As of November 30, 2017, there were no performance or market-based vesting condition options granted or outstanding.

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of November 30, 2018 and November 30, 2017, respectively. Based upon the performance measures being attained as of November 30, 2017, David Portnoy and Mark Portnoy earned a total of 121,801 and 105,915 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000. The Company then granted the remaining earned shares of 91,801 and 75,915 to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $756,000. There was $0 and $496,000 of total unrecognized compensation cost as of November 30, 2018 and November 30, 2017, respectively.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year. Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of November 30, 2018 and November 30, 2017, respectively. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 14,729 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $0 and $40,000 of total unrecognized compensation cost as of November 30, 2018 and November 30, 2017, respectively.

NOTE 12—LICENSE AGREEMENTS

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2018 and November 30, 2017, Lifecell had reached the $1,000,000 cap and paid the Company in full for Lifecell’s fiscal year ended March 31, 2018 and March 31, 2017, respectively. Since inception of the License and Royalty Agreement, the Company has recorded $7,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $6,500,000 as of November 30, 2018. The balance of $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2018 and 2017. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income (loss).

	For the years ended November 30,
	2018			2017
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total
India	—	1,000,000	1,000,000	—	1,003,056	1,003,056

Total	$—	$1,000,000	$1,000,000	$—	$1,003,056	$1,003,056

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

Leases

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended the main lease through December 31, 2021 for the 17,600 square foot space.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2018.

Rent charged to operations was $312,307 and $310,970 for the fiscal years ended November 30, 2018 and 2017, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2019	$227,368
2020	$225,984
2021	$225,984
2022	$18,832

Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2018.

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

NOTE 14 – RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2018 and November 30, 2017, the Company made matching contributions of approximately $158,000 and $141,000, respectively, to the 401(k) Plan.

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

The Company made total payments to all RSA holders of $671,245 and $589,399 for the fiscal years ended November 30, 2018 and 2017, respectively. The Company recorded an RSA accrual of $798,292 and $616,990 as of November 30, 2018 and 2017, respectively, related to interest owed to the RSA holders, which is included in accrued expenses in the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K. The Company also recorded interest expense of $848,024 and $730,778 for the fiscal years ended November 30, 2018 and 2017, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive (loss) income.

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

As of November 30, 2018, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company purchased 0 and 86,915 shares of the Company’s common stock during the twelve months ended November 30, 2018 and November 30, 2017, respectively, at an average price of $0.00 per share and $5.14 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2018 and November 30, 2017. As of November 30, 2018, and November 30, 2017, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2018. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for deferred discounts related to prepaid storage for customer contracts.

Management has undertaken steps to design and implement more effective internal controls, including the implementation of a more comprehensive review process.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2018 and continue to be remediated during the quarter ended February 28, 2019.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 56, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 55, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 59, has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology

Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 65, has served as a director since August 2011. Mr. Gaines is the founder and owner, since 2009, of Orrington Advisors, a business consulting firm headquartered in Evanston, Illinois which primarily provides consulting services to entities seeking to structure and raise capital for private equity funds. Since 2009 Mr. Gaines has also served on the Board of Directors and as Executive Vice President-Corporate Strategy of Kastan Mining PLC, a privately held company headquartered in Evanston, Illinois which has copper and blue mining operations in Tanzania. From 2003 until 2009, Mr. Gaines was a senior partner of Berchwood Partners, Evanston, Illinois, an investment banking and private equity fund placement agent. We believe that Mr. Gaines’ business consulting experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Harold D. Berger, age 55, has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Arthur Ellis, age 54, has served as a director since 2018. Mr. Ellis is a licensed attorney. Mr. Ellis received his AB and AM from The University of Chicago and his JD from Boston University. Mr. Ellis is a practicing attorney who regularly advises businesses on a broad range of legal issues from negotiating new business ventures through client disputes and litigation. Mr. Ellis currently serves as the treasurer of The Uptown People’s Law Center (UPLC), a legal aid clinic in serving residents of the Uptown neighborhood in Chicago and protecting the rights of prisoners in the Illinois Department of Corrections. Mr. Ellis served as chairman of the board of UPLC from 2008 through 2019. From 1995 through 2011, Mr. Ellis also founded and ran The Nanny Tax Company a company providing tax reporting services to domestic employers across the United States. Mr. Ellis previously served as a director for City National Bancshares, Inc. We believe that Mr. Ellis’ business and legal experience provide the Board with general business acumen, legal experience and assists in working with outside counsel.

Brian Sheehy, age 48, has served as a director since 2018. Mr. Sheehy received his B.A. in Biochemistry and Environmental Science from the University of California, Berkeley, his M.A. from University of Exeter and his M.D. from New York Medical College. Mr. Sheehy is the founder and managing partner, since 2010, of

IsZo Capital. Mr. Sheehy was the cofounder in 2002 of Black Horse Capital and managing partner until 2008. He is also a Chartered Financial Analyst. We believe that Mr. Sheehy’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, age 49, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 46, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2018, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2018 and November 30, 2017 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2018 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option and Restricted Common Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
David Portnoy Co-Chief Executive Officer	2018 2017	$ $	547,350 409,500	$ $	304,083 403,960	$ $	130,143 420,571	$ $	0 0	$ $	0 0	$ $	981,576 1,244,346
Mark Portnoy Co-Chief Executive Officer	2018 2017	$ $	435,450 346,500	$ $	241,916 341,812	$ $	79,284 364,683	$ $	0 0	$ $	0 0	$ $	756,650 1,061,965
Jill M. Taymans Vice President Finance, Chief Financial Officer	2018 2017	$ $	187,197 177,852	$ $	11,500 9,450	$ $	— —	$ $	0 0	$ $	0 0	$ $	198,697 187,302
Oleg Mikulinsky Chief Information Officer	2018 2017	$ $	250,114 220,500	$ $	27,775 21,752	$ $	59,689 130,115	$ $	0 0	$ $	0 0	$ $	337,578 373,473

(1)

Represents the dollar amount recognized for financial reporting purposes in fiscal 2018 and 2017. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 11, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the Compensation Committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal 2018 the Company’s Co-CEOs and Chief Information Officer were entitled to a cash bonus equal to 11.11% of base salary times the number of the six performance targets achieved. In fiscal 2018, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on an increase of net revenue as of November 30, 2018, of 6%, 8% and 10%, respectively, and the Company’s weighted average stock price as of November 30, 2018 of $8.75, $9.50 and $10.25, respectively. The third criteria for cash bonuses to the Co-CEOs and Chief Information Officer consist of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors and Co-CEOs, respectively. Cash bonuses were accrued in fiscal 2018 and payable to the Co-CEO’s, Chief Information Officer and Chief Financial Officer totaling $304,053, $241,892, $27,775and $11,500, respectively. In fiscal 2017 the Company’s Co-CEOs and Chief Information Officer were entitled to a cash bonus equal to 8.33% of base salary times the number of the six performance targets achieved. In fiscal 2017, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on net revenue as of November 30, 2017, of $24,514,637, $24,977,360 and $25,461,796, respectively, and the Company’s adjusted net income as of November 30, 2017 of $6,254,854, $6,390,211and $6,543,283, respectively. The third criteria for cash bonuses to the Co-CEOs and Chief Information Officer consist of subjective performance, as determined in the sole discretion of the Compensation Committee of the Board of Directors and Co-CEO’s, respectively. Cash bonuses were accrued in fiscal 2017 and payable to the Co-CEO’s, Chief Information Officer and Chief Financial Officer totaling $403,960, $341,812, $21,752 and $9,450, respectively. With respect to the subjective performance reviews, in addition to evaluating the Company’s overall financial performance, the Compensation Committee considers the performance of each named executive officer’s business line or area of responsibility. Several key management competencies and behaviors are assessed, including the named executive officer’s effectiveness as a leader and his or her role in building a cohesive executive team, as well as other strategic core competencies such as accountability, analytical ability and decision making, communication, cooperation and teamwork, creativity and problem-solving, and integrity. The named executive officer’s performance relating to these competencies forms the basis of a performance review discussion with the named executive officer that reinforces his or her role in achieving the Company’s business plan and short- and long-term strategies.

In fiscal 2018, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, stock options grants of 23,636 and 20,000 stock options. One-third of each grant is vested upon grant, one-third vested on December 1, 2018 and one-third vested on December 1, 2019. In addition, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, stock option grants of up to 47,273 and 40,000 stock options based on performance. The Company shall grant each Co-CEO a number of stock options equal to a percentage of 47,273 and 40,000 stock options equal to the sum of (x) the product of 11.11% and the number of the net revenue and weighted average stock price performance goals achieved at the “threshold”, “target” and “stretch” levels and (y) the product of 11.11% and the number of the subjective performance criteria based on the Compensation Committee to the Board of Directors subjective performance which are determined at their discretion. There are 26,243 and 22,222 stock options to be issued to the Co-CEO’s.

In fiscal 2017, the Company’s Co-CEOs were entitled to and pursuant to their employment agreements, a restricted stock grant of up to 186,487 and 162,163 shares based on performance. The Company shall grant each Co-CEO a number of shares of restricted stock equal to a percentage of 186,487 and 162,163 shares equal to the sum of (x) the product of 16.67% and the number of the net revenue and adjusted cash flow performance goals achieved at the “target” level and (y) the product of 8.33% and the number of the net revenue and adjusted cash flow performance goals achieved at the “stretch” level and up to 50% at the discretion of the Compensation Committee to the Board of Directors based on their subjective performance determination. For fiscal 2017, 121,801 and 105,915 shares were issued to the Co-CEO’s.

In fiscal 2018, the Company’s Chief Information Officer was entitled to and pursuant to his employment agreement, stock option grant of 8,000 stock options. One-third of each grant is vested upon grant, one-third vested on December 1, 2018 and one-third vested on December 1, 2019. In addition, the Company’s CIO is entitled to and pursuant to his employment agreement, a restricted stock option grant of up to 8,000 stock options based on performance. The Company shall grant the CIO a number of shares of restricted stock equal to a percentage of 8,000 stock options equal to the sum of (x) the product of 11.11% and the number of the net revenue and weighted average stock price performance goals achieved at the “threshold”, “target” and “stretch” levels and up to 33.33% at the discretion of the Co-CEOs based on his subjective performance determination. There are 4,444 stock options to be issued to the Chief Information Officer.

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

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the compensation committee. No stock options were awarded to the named executive officers in fiscal 2018 and 2017.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On March 8, 2018, the Company entered into new two-year employment agreements, effective December 1, 2017, with David Portnoy, Co-Chief Executive Officer of the Company, and Mark Portnoy, Co-Chief Executive Officer of the Company. The new agreements supersede and replace prior employment agreements with each of the executives.

The agreements provide for an annual base salary of $547,350 for David Portnoy and $435,450 for Mark Portnoy. In addition to base salary, for the fiscal years ending November 30, 2018 and November 30, 2019, each executive will be entitled to a cash bonus equal to 11.11% of base salary times the number of the six bonus criteria achieved and a cash bonus of 11.11% of base salary times the number of three bonus criteria achieved, as set forth in the agreements. The agreements provide for a grant of 23,636 of the Company’s stock options to David Portnoy on March 8, 2018 and for a grant of 20,000 of the Company’s stock options to Mark Portnoy on March 8, 2018. One-third of each grant is vested upon grant, one-third will vest on December 1, 2018 and one-third will vest on December 1, 2019.

In addition to the grants described above, if David Portnoy is employed by the Company on November 30, 2018, then no later than February 28, 2019, the Company will grant him up to 47,273 of the Company’s stock options based on performance. In addition, if David Portnoy is employed by the Company on November 30, 2019, then no later than February 28, 2020, the Company will grant him up to an additional 47,273 of the Company’s stock options based on performance. For the fiscal years 2018 and 2019, the Company shall grant David Portnoy these Company stock options based on attaining certain performance targets set forth in the agreement. Specifically, the Company shall grant David Portnoy a number of Company stock options equal to a percentage of 47,273 stock options equal to the sum of (x) the product of 11.11% and the number of the six performance goals achieved and (y) the product of 11.11% and the number of the three subjective performance goals achieved. Identical provisions apply to Mark Portnoy, except the number of the Company’s stock options to be granted in each case is up to 40,000 stock options.

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

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the agreements); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the agreement), the agreements provide for severance pay equal to two times the executive’s then-current annual base salary, paid in a lump sum no later than 30 days after the occurrence of the triggering event. The Company will also reimburse the executives, on a grossed-up basis, for any penalty taxes owed on any excess parachute amounts under Section 280G of the Internal Revenue Code of 1986, as amended. In addition, the Company shall provide, at no cost to the executives, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executives prior to such termination for 36 months after the termination. If the termination of employment is due to disability (as defined in the agreement), the Company shall pay the executive two times his then-current base salary in a cash lump sum no later than 30 days after such disability, reduced by any amount paid to him from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the executive shall become fully vested upon his disability. If the termination of employment is due to death, the Company shall pay the executive two times his then-current base salary as a cash lump sum within 30 days after his date of death, and the Company will continue to provide medical and dental coverage for the executive’s family for two years after his death. The agreements include a one-year non-competition restriction and an 18-month restriction on solicitation of employees or customers.

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2019.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. Under the Mikulinksy Employment Agreement, the one-year term was automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. On May 1, 2013, the Company entered into an Amendment Agreement amending certain terms of the Mikulinsky Employment Agreement dated March 5, 2012. On April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. On May 18, 2018, the Company entered into an Amendment Agreement (the “Amendment”), effective December 1, 2017, amending certain terms of the Amendment Agreement dated April 20, 2016, Amendment Agreement dated May 1, 2013 and Employment Agreement dated March 5, 2012. The term of the Amendment is two years.

Pursuant to the Amendment, the Executive’s base salary was $250,000 (the “Base Salary”).

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

In addition to the Base Salary, for the fiscal years ending November 30, 2018 and November 30, 2019, the Executive’s cash bonus shall be a percentage of up to 20% of the Base Salary for such fiscal year, as set forth in the Amendment. The Amendment provides for a grant of 8,000 of the Company’s stock options to Executive on May 18, 2018. One-third of grant is vested upon grant, one-third will vest on December 1, 2018 and one-third will vest on December 1, 2019. In addition to the grants described above, if Executive is employed by the Company on November 30, 2018, then no later than February 28, 2019, the Company will grant Executive up to 8,000 stock options based on performance as set forth in the Amendment. In addition, if Executive is employed by the Company on November 30, 2018, then no later than February 28, 2019, the Company will grant Executive up to 2,000 stock options of the Company’s stock for each dollar by which the Weighted Average Stock Price (as defined in the Amendment) exceeds $11.75 with respect to the 2018 fiscal year. In addition, if Executive is employed by the Company on November 30, 2019, then no later than February 28, 2020, the Company shall grant the Executive up to an additional 2,000 stock options of the Company’s stock for each dollar by which the Weighted Average Stock Price exceeds a price to be determined at the discretion of the Co-CEOs with respect to the 2019 fiscal year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2018:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011 December 1, 2011 April 15, 2016 March 8, 2018 (2)	100,000 200,000 70,270 23,636	$ $ $ $	2.90 1.72 3.14 7.92	August 31, 2021 December 1, 2021 April 15, 2026 March 8, 2023
Mark Portnoy	August 31, 2011 December 1, 2011 April 15, 2016 March 8, 2018 (2)	100,000 200,000 59,459 20,000	$ $ $ $	2.90 1.72 3.14 7.92	August 31, 2021 December 1, 2021 April 15, 2026 March 8, 2023
Jill Taymans	June 2, 2016 (1)	7,500		$3.10	June 3, 2026
Oleg Mikulinsky	March 5, 2012 (2) April 18, 2016 (2)	20,000 40,000	$ $	2.05 3.20	March 5, 2019 April 18, 2026

(1)	1/3 of the options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three-years from the date of grant.
(2)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as directors or as members of board committees. Effective December 1, 2013, non-employee directors are paid an annual retainer in the amount of $15,000 and an attendance fee of $4,000 for each board meeting and $2,000 for each telephonic quarterly board meetings, and are reimbursed for their reasonable expenses incurred in attending the meeting. Effective August 13, 2018, the fee for a non-employee directors for participation on a board committee is $1,000 per committee per year. Each non-employee director receives an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year. Newly elected non-employee directors receive a stock option grant of 20,000 shares per person. All of such stock options have an exercise equal to the fair market value of the common stock on the date of grant.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2018:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$24,500	$15,359	$39,859
George Gaines	$25,000	$15,359	$40,359
Jonathan Wheeler	$25,000	$15,359	$40,359
Arthur Ellis	$10,875	$—	$10,875
Brian Sheehy	$9,875	$—	$9,875

(1)

Represents the dollar amount recognized for financial reporting purposes in fiscal 2018 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 11, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 18, 2019 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Mary J. Nyberg Trustee of the CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (3)	600,000	7.69%
CU Blood, Inc. (4)	465,426	5.96%
Current directors, nominees and executive officers:
David Portnoy (5)	1,588,681	19.40%
Mark Portnoy (6)	1,060,534	13.00%
George Gaines (7)	1,118,200	14.25%
IsZo Capital LP(8)	484,199	6.21%
Harold Berger (9)	71,130	*
Jonathan Wheeler (10)	100,000	1.27%
Arthur Ellis	113,018	1.45%
Jill Taymans (11)	52,896	*
Oleg Mikulinsky (12)	84,953	1.08%
All current directors and executive officers as a group (7 persons) (13)	4,673,612	53.37%

*	Less than 1%.
(1)

Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 18, 2019 by (ii) the sum of (a) 7,803,833 which is the number of shares of common stock outstanding as February 18, 2019 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 18, 2019 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(2)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 18, 2019. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(3)

A group consisting of Mary J. Nyberg, as trustee of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on January 17, 2018 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 600,000 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which Mrs. Nyberg has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.

(4)

A group consisting of CU Blood, Inc. filed a Schedule 13G on June 21, 2018 (“the CU Schedule 13G”) reporting the following beneficial ownership: (i) 465,426 shares of common stock held by CU Blood, Inc. as to which CU Blood, Inc. has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for CU Blood, Inc. is 1991 Summit Park Drive, Suite 2000, Orlando, FL 32810.

(5)

Includes 58,011 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 582,133 shares he owns individually, 151,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 78,864 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; and 9,122 shares held by David Portnoy as custodian for his minor daughter. Includes 386,027 shares subject to stock options.

(6)

Includes 18,055 shares of Common Stock held directly through a 401(k)-plan account, 521,576 shares that he owns individually and 91,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 359,459 shares subject to stock options.

(7)	Includes 45,000 shares subject to stock options.
(8)	Includes 484,199 shares of Common Stock held by IsZo Capital L.P (the “Fund”)., IsZo Capital GP LLC (“IsZo GP”), IsZo Capital Management LP (“ICM”) and Brian Sheehy.
(9)	Includes 45,000 shares subject to stock options.

(10)	Includes 45,000 shares subject to stock options.
(11)	Includes 7,500 shares subject to stock options.
(12)	Includes 65,333 shares subject to stock options.
(13)	Includes 953,320 shares subject to stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table presents fees for professional audit services rendered by Porter Keadle Moore, LLC (“PKM”) for the audit of the Company’s financial statements for the fiscal years ended November 30, 2018 and November 30, 2017 and fees billed for other services rendered by PKM during these periods.

	2018	2017
Audit Fees	$255,457	$209,521
Audit Related Fees	49,718
Tax Fees	84,478	56,954
Other	—	—

Total	$389,653	$266,475

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2018 and November 30, 2017 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accounts during the fiscal year ended November 30, 2018 related primarily to the Cord: Use acquisition and accounting consultations.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2018 and November 30, 2017.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2018 and November 30, 2017.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. All of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to PKM were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by PKM. Furthermore, no work of with respect to its services rendered to the Company was performed by anyone other than PKM.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-Laws

10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001

10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.

10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company

10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005

10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.

10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.

10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.

10.14 (8)	2006 Stock Incentive Plan

10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson

10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak

10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC

10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust

10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005

10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005

10.23 (14)	2000 Stock Incentive Plan

10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004

10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008

10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008

10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011

10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011

10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy

10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy

10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012

10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013

10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013

10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012

10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012

10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015

10.39 (21)	Rights Agreement dated December 5, 2014

10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015

10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.

10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015

10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015

10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.

10.45 (27)	Stock Purchase Agreement dated June 16, 2016.

10.46 (28)	2012 Equity Incentive Plan.

10.47 (29)	Amended and restated Employmnet Agreement with David Portnoy dated March 8, 2018.

10.48 (29)	Amended and restated Employmnet Agreement with Mark Portnoy dated March 8, 2018.

10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.

10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.

10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018

24	Power of Attorney (included on signature page)

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CoCEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonony Extension Definition Linkbase Document

101.LAB	XBRL Taxonony Extension Label Linkbase Document

101.PRE	XBRL Taxonony Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.

(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.

(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.

(17) (18) (19)

Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.

(28)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders of the Company (Commission File No. 000-23386), filed by the Company under the Exchange Act with the Commission on June 21, 2012.

(29)	Incorporated by reference to the Company ‘s Current Report on Form 8-K filed March 13, 2018.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2018.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2018.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2019

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 28, 2019

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2019
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial
	and accounting officer)	February 28, 2019

/s/ Harold Berger	Director	February 28, 2019
Harold Berger

/s/ Arthur Ellis	Director	February 28, 2019
Arthur Ellis

/s/ George Gaines	Director	February 28, 2019
George Gaines

/s/ Brian Sheehy	Director	February 28, 2019
Brian Sheehy

/s/ Jonathan Wheeler	Director	February 28, 2019
Jonathan Wheeler