Form 10-Q
period 2019-02-28
CRYO CELL INTERNATIONAL INC
filed 2019-04-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2019

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”,“small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 10, 2019, there were 7,803,333 shares of Common Stock outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) February 28, 2019	November 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$7,075,691	$6,040,033
Marketable securities	808,510	875,689
Accounts receivable (net of allowance for doubtful accounts of $2,368,309 and $2,264,848, respectively)	5,694,162	5,867,335
Prepaid expenses	460,554	461,815
Inventory, net	16,132,585	16,035,873
Other current assets	204,895	254,465

Total current assets	30,376,397	29,535,210

Property and Equipment-net	1,464,511	1,493,401

Other Assets
Investment - Tiahne Stock	308,000	308,000
Intangible assets, net	1,314,441	1,341,336
Goodwill	1,941,411	1,941,411
Deferred tax assets	7,562,705	7,656,897
Deposits and other assets, net	374,869	113,888

Total other assets	11,501,426	11,361,532

Total assets	$43,342,334	$42,390,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,010,392	$1,261,653
Accrued expenses	2,901,600	2,702,788
Current portion of note payable	3,100,000	3,100,000
Deferred revenue	8,266,997	8,365,284

Total current liabilities	15,278,989	15,429,725

Other Liabilities
Deferred revenue, net of current portion	21,124,200	20,317,231
Contingent Consideration	4,650,032	4,282,975
Note payable, net of current portion and debt issuance costs	9,098,405	9,843,510
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	36,297,637	35,868,716

Total liabilities	51,576,626	51,298,441

Commitments and contingencies (Note 10)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,598,909 issued and 7,803,333 outstanding as of February 28, 2019 and 13,596,409 issued and 7,800,833 outstanding as of November 30, 2018)	135,989	135,964
Additional paid-in capital	35,660,039	35,515,382
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	—	340,984
Accumulated deficit	(24,459,207)	(25,329,515)

Total stockholders’ deficit	(8,234,292)	(8,908,298)

Total liabilities and stockholders’ deficit	$43,342,334	$42,390,143

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	February 28, 2019	February 28, 2018
Revenue:
Processing and storage fees	$7,335,027	$6,200,067
Public banking revenue	134,365	—
Product revenue	25,720	28,051

Total revenue	7,495,112	6,228,118

Costs and Expenses:
Cost of sales	2,466,227	1,601,508
Selling, general and administrative expenses	3,745,302	3,589,519
Change in fair value of contingent consideration	367,057	—
Research, development and related engineering	5,884	13,409
Depreciation and amortization	56,980	36,545

Total costs and expenses	6,641,450	5,240,981

Operating Income	853,662	987,137

Other Expense:
Other income (expense)	(66,193)	(33,565)
Interest expense	(406,925)	(280,977)

Total other expense	(473,118)	(314,542)

Income before income tax expense	380,544	672,595
Income tax expense	(104,667)	(3,202,667)

Net Income (Loss)	$275,877	$(2,530,072)

Net income (loss) per common share - basic	$0.04	$(0.36)

Weighted average common shares outstanding - basic	7,801,333	7,105,135

Net income (loss) per common share - diluted	$0.03	$(0.36)

Weighted average common shares outstanding - diluted	8,424,905	7,105,135

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$—	$118,746

Comprehensive Income (Loss)	$275,877	$(2,411,326)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net income (loss)	$275,877	$(2,530,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	104,870	60,278
Change in fair value of contingent consideration	367,057	—
Compensatory element of stock options	138,982	555,595
Provision for doubtful accounts	240,643	69,432
Deferred income tax expense	—	3,047,332
Amortization of debt issuance costs	29,894	26,702
Changes in assets and liabilities:
Accounts receivable	(67,470)	128,408
Prepaid expenses	1,261	74,052
Inventory	(96,712)	(59,876)
Other current assets	49,570	(7,681)
Deposits and other assets, net	68,250	—
Accounts payable	(251,261)	(730,624)
Accrued expenses	217,220	282,972
Deferred revenue	708,682	775,345

Net provided by operating activities	1,786,863	1,691,863

Cash flows used in investing activities:
Purchases of property and equipment	(49,085)	(253,704)
Purchase of intangible asset	—	(200,000)
Sales (purchases) of marketable securities and other investments, net	67,179	(28,162)

Net cash provided by (used in) investing activities	18,094	(481,866)

Cash flows from financing activities:
Repayments of note payable	(774,999)	(500,000)
Proceeds from the exercise of stock options	5,700	2,250

Net cash used in financing activities	(769,299)	(497,750)

Increase in cash and cash equivalents	1,035,658	712,247
Cash and cash equivalents - beginning of period	6,040,033	6,279,154

Cash and cash equivalents - end of period	$7,075,691	$6,991,401

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$—	$118,746
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$(340,984)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			138,982				138,982
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax						253,447	253,447
Net income						275,877	275,877

Balance at February 28, 2019	13,598,909	$135,989	$35,660,039	$(19,571,113)	$—	$(24,459,207)	$(8,234,292)

Balance at November 30, 2017	12,899,517	$128,995	$31,373,048	$(19,571,113)	$40,865	$(24,474,691)	$(12,502,896)

Common stock issued	1250	13	2,237				2,250
Compensatory element of stock options			555,595				555,595
Unrealized gain on available for sale securities					118,746		118,746
Net income						(2,530,072)	(2,530,072)

Balance at February 28, 2018	12,900,767	$129,008	$31,930,880	$(19,571,113)	$159,611	$(27,004,763)	$(14,356,377)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2019, the related Consolidated Statements of Comprehensive Income (Loss), Cash Flows and Stockholders’ Deficit for the three months ended February 28, 2019 and February 28, 2018 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2019 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2019.

Revenue Recognition

Effective December 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of December 1, 2018 as an adjustment to the opening balance of stockholders’ deficit at the beginning of fiscal year 2019. The reported results for 2019 reflect the application of ASC 606 guidance while the reported results for 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The adoption of ASC 606 did not have an impact on the amount of reported revenues with respect to the Company’s product or service revenues. In connection with the adoption of ASC 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed and amortize these costs on a systematic basis, consistent with the pattern of transfer of the storage services provided over time for which the asset relates. As of December 1, 2018, the Company capitalized in deposits and other assets, net, $329,231 in incremental contract acquisition costs related to sales commissions on prepaid storage contracts and reversed $18,408 of its variable consideration that the Company determined to be fully constrained, with a corresponding change in the opening balance of stockholders’ deficit of $253,447, net of tax, of $94,192.

Under ASC 606, revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised services are transferred to the customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”).

At contract inception, if the contract is determined to be within the scope of ASC 606, the Company evaluates its contracts with customers using the five-step model: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. The Company evaluates its contracts for legal enforceability at contract inception and subsequently throughout the Company’s relationship with its customers. If legal enforceability with regards to the rights and obligations exist for both the Company and the customer, then the Company has an enforceable contract and revenue recognition is permitted subject to the satisfaction of the other criteria. If, at the outset of an arrangement, the Company determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met. The Company only applies the five-step model to contracts when it is probable that collection of the consideration that the Company is entitled to in exchange for the goods or services being transferred to the customer, will occur.

Contract modifications exist when the modification either creates new or changes in the existing enforceable rights and obligations. The Company’s contracts are occasionally modified to account for changes in contract terms and conditions, which the Company refers to as an upgrade or downgrade. An upgrade occurs when a customer wants to pay for additional years of storage. A downgrade occurs when a customer originally entered into a long-term contract (such as twenty-one year or life-time plan) but would like to change the term to a one-year contract. Upgrade modifications qualify for treatment as a separate contract as the additional services are distinct and the increase in contract price reflects the Company’s stand-alone selling price for the additional services and will be accounted for on a prospective basis. Downgrade modifications do not qualify for treatment as a separate contract as there is no increase in price over the original contract, thus failing the separate contract criteria. As such, the Company separately considers downgrade modifications to determine if these should be accounted for as a termination of the existing contract and creation of a new contract (prospective method) or as part of the existing contract (cumulative catch-up adjustment). ASC 606 requires that an entity account for the contract modification as if it were a termination of the existing contract, and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. As the services after the modification were previously determined to be distinct, the Company concluded that downgrade modifications qualify under this method and will be accounted for on a prospective basis. Although contract modifications do occur, they are infrequent.

Performance Obligations

At contract inception, the Company assesses the goods and services promised in the contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the following distinct goods and services represent separate performance obligations involving the sale of its umbilical cord blood product:

•	Collection and processing services

•	Storage services

•	Public cord blood banking

•	License and royalties

•	Sale of PrepaCyte CB product

a)	Processing and Storage Fees

Processing and storage fees include the Company providing umbilical cord blood and tissue cellular processing and cryogenic cellular storage for private use. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees who are selling the umbilical cord blood stem cells program to customers outside the United States.

The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and life-time. The life-time storage plan is based on a life expectancy of 81 years, which is the current estimate by the Center for Disease Control for United States women’s life expectancy and concluded that additional data analysis would result in an immaterial difference in revenue. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual, the twenty-one-year and the life-time storage fees that are being recognized over the contractual storage period as well as royalties received from foreign licensees relating to long-term storage contracts for which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

Significant financing

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. For all plans being annual, twenty-one years and life-time, the storage fee is paid at the beginning of the storage period (prepaid plans). Alternatively, the Company offers payment plans (including a stated service fee) for customers to pay over time for a period of one to twenty-four plus months. The one-time plan includes the collection kit, processing and testing, return medical courier service and twenty-one years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the customer. The Company concluded that a significant financing component is not present within either the prepaid or overtime payment plans. The Company has determined that the twenty-one year and life-time prepayment options do not include a significant financing component as the payment terms were structured primarily for reasons other than the provision of financing and to maximize profitability.

The Company has determined that the majority of plans that are paid over time are paid in less than a year. When considered over a twenty-four-month payment plan, the difference between the cash selling price and the consideration paid is nominal. As such, the Company believes that its payment plans do not include significant financing components as they are not significant in the aggregate when considered in the context of all contracts entered into nor significant at the individual contract level.

The Company elected to apply the practical expedient where the Company does not need to assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less.

As of February 28, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $29,392,197, which will be recognized ratably on a straight-line basis over the contractual period of which $8,267,997 will be recognized over the next twelve months.

Variable consideration

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, Prepacyte CB. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloblative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. In the processing and storage agreements, the Company provides limited rights which are offered to customers automatically upon contract execution. The Company has determined that the payment warranty represents variable consideration payable to the customer.

Based on the Company’s historical experience to date, the Company has determined the payment warranty to be fully constrained under the most likely amount method. Consequently, the transaction price does not currently reflect any expectation of service level credits. At the end of each reporting period, the Company will update the estimated transaction price related to the payment warranty including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Allocation of transaction price

As the Company’s processing and storage agreements contain multiple performance obligations, ASC 606 requires an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company has selected an adjusted market assessment approach to estimate the stand-alone selling prices of the processing services and storage services and concluded that the published list price is the price that a customer in that market would be willing to pay for those goods or services. The Company also considered the fact that all customers are charged the list prices current at the time of their enrollment where the Company has separately stated list prices for processing and storage.

Costs to Obtain a Contract

Prior to the adoption of ASC 606, the Company expensed in the period, all commissions paid to its internal and external sales representatives the Company employs and to its customers for generating new contracts. With the adoption of ASC 606 as of December 1, 2018, the Company capitalizes commissions that are incremental in obtaining customer contracts and the costs incurred to fulfill a customer contract if those costs are not within the scope of another topic within the accounting literature and meet the specified criteria. These costs are deferred in other current or long-term assets and are expensed to selling, general and administrative expenses as the Company satisfies the performance obligations by transferring the service to the customer. These assets will be periodically assessed for impairment. As a practical expedient, the Company elected to recognize the incremental costs of obtaining its annual contracts as an expense when incurred, as the amortization period of the asset recognized would have been one year.

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 28, 2019, the Company has recorded $6,643 commission payments to customers under the RAF program as a reduction to revenue. As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date. The Company did not record any impairment losses in relation to costs capitalized. For the three months ended February 28, 2019, the Company capitalized additional contract acquisition costs of $20,954, net of amortization expense.

b)	Public banking revenue

The Company sells and provides units not likely to be of therapeutic use for research to qualified organizations and companies operating under Institutional Review Board approval. Control is transferred at the point in time when the shipment has occurred, at which time, the Company records revenue.

c)	Licensee and royalty income

Licensee and royalty income consist of royalty income earned on the processing and storage of cord blood stem cell specimens by an affiliate where the Company has a License and Royalty Agreement. The Company records revenue from processing and storage of specimens and pursuant to agreements with licensees. The Company records the royalty revenue in same period that the related processing and storage is being completed by the affiliate.

d)	Product Revenue

The Company records revenue from the sale of the PrepaCyte CB product line upon shipment of the product to the Company’s customers.

e)	Shipping and handling

The Company elected to apply the practical expedient to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost. Shipping and handling costs that the Company incurs are therefore expensed and included in cost of sales.

The adoption of ASC 606 did not have an impact on the timing of revenue recognition for any of the Company’s revenue streams.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by products and services:

	Three months ended
	February 28, 2019	February 28, 2018
Processing and storage fees	$7,335,027	$6,200,067
Public banking revenue	134,365	—
Licensee and royalty income	—	—
Product revenue	25,720	28,051

	$7,495,112	$6,228,118

The following table provides information about assets and liabilities from contracts with customers:

	February 28, 2019	At Adoption
Contract assets (sales commissions)	$345,757	$329,231
Accounts receivables	$5,694,162	$5,867,335
Short-term contract liabilities (deferred revenue)	$8,266,997	$8,365,284
Long-term contract liabilities (deferred revenue)	$21,124,200	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 28, 2019.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at February 28, 2019
Contract assets (sales commissions)	$329,231	$20,954	$(4,428)	$345,757
Accounts receivables	5,867,335	9,017,603	(9,190,776)	5,694,162
Contract liabilities (deferred revenue)	28,682,515	4,467,979	(3,759,297)	29,391,197

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2020 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 28, 2019, the Company had 5,974 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 4).

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,634,000 and $1,634,000 as of February 28, 2019 and November 30, 2018, respectively, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $105,000 and $3,203,000 during the three months ended February 28, 2019 and February 28, 2018, respectively. Included in the $3,203,000 tax expense for the three months ended February 28, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $0 and $0 for the three months ended February 28, 2019 and February 28, 2018, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2019 and February 28, 2018, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2019 and February 28, 2018.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of February 28, 2019, and November 30, 2018, goodwill, is reflected on the consolidated balance sheets at $1,941,411 and $1,941,411.

Stock Compensation

As of February 28, 2018, the Company has two stock-based compensation plans, which are described in Note 8 to the consolidated financial statements. The Company’s stock-based employee compensation plan that became effective December 1, 2011 was approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $139,000 and $556,000 for the three months ended February 28, 2019 and February 28, 2018, respectively, of stock-based compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2019 and November 30, 2018, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at February 28, 2019	Fair Value Measurements at February 28, 2019 Using
Description		Level 1	Level 2	Level 3
Assets:
Marketable Securities	$808,510	$808,510	—	—

	$808,510	$808,510	—	—

Liabilities:
Contingent consideration	$4,650,032	$—	—	$4,650,032

Total	$4,650,032	$—	—	$4,650,032

Contingent Consideration:
Beginning Balance as of November 30, 2018	$4,282,975
Additions – Cord:Use earnout	—
Fair value adjustment as of February 28, 2019	367,057

Ending balance as of February 28, 2019	$4,650,032

		Fair Value Measurements
	Fair Value at	at November 30, 2018 Using
Description	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Trading Securities	$68,816	$68,816	—	—
Available-for-sale	806,873	806,873	—	—

	$875,689	$875,689	—	—

Liabilities:
Contingent consideration	$4,282,975	$—	—	$4,282,975

Total	$4,282,975	$—	—	$4,282,975

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading Securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was ($34,000) in unrealized holding losses recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three months ended February 28, 2018.

Available-for-sale securities - These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was approximately $119,000 in unrealized holding gains, net of tax, reported as comprehensive gain on the accompanying statements of comprehensive income (loss) for the three months ended February 28, 2018.

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income. Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities. As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption. Prior periods have not been restated for the impact of this accounting change. There was ($67,000) in unrealized holding losses recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three months ended February 28, 2019.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at February 28, 2019. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment wuarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The impact of the new standard for the Company will be that equity securities with a readily determinable fair value will no longer be classified as available for sale securities. The changes in fair value of these securities will be included in income from operations rather than comprehensive income on the Company’s financial statements. Effective December 1, 2018, the Company adopted ASU 2016-01 and recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit for the net of tax impact of the unrealized gain on equity securities as of the date of adoption and recognized a loss of $45,000 in the consolidated statements of comprehensive income for the change in fair value on equity securities since adoption.

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

The Company incurred $580,000 in costs associated with the acquisition of Cord:Use.

The following summarizes the fair value of the consideration of the Acquisition as of the purchase date:

Consideration
Cash	$10,500,000
Cryo-Cell common stock	3,500,000
Cord blood inventory earnout	4,698,255

Consideration	$18,698,255

The following summarizes the preliminary allocation of the total purchase price for the Acquisition:

Accounts receivable	$188,019
Inventory	16,037,957
Prepaid expenses	68,867
Property and equipment	568,407
Other asset - Tiahne capital stock	308,000
Brand	31,000
Customer relationships	960,000

Total identifiable net assets acquired	18,162,250

Less: Deferred revenue	(1,405,406)

Goodwill	1,941,411

Total	$18,698,255

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

Three months ended February 28,
2018
Revenue	$7,313,012
Net income (loss)	($3,638,666)
Earnings (loss) per share:
Basic	($0.48)
Diluted	($0.48)

Note 3 – Segment Reporting

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months ended February 28, 2019 and February 28, 2018:

	For the three months ended February 28, 2019	For the three months ended February 28, 2018
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,335,027	$6,200,067
Prepacyte®-CB	25,720	28,051
Public cord blood banking	134,365	—

Total net revenue	$7,495,112	$6,228,118

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$2,038,616	$1,555,323
Prepacyte®-CB	160,006	46,185
Public cord blood banking	267,605	—

Total cost of sales	$2,466,227	$1,601,508

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$47,917	$27,481
Prepacyte®-CB	9,063	9,064
Public cord blood banking	—	—

Total depreciation and amortization	$56,980	$36,545

Operating income
Umbilical cord blood and cord tissue stem cell service	$1,130,251	$1,014,336
Prepacyte®-CB	(143,349)	(27,199)
Public cord blood banking	(133,240)	—

Total operating income	$853,662	$987,137

Interest expense
Umbilical cord blood and cord tissue stem cell service	$406,925	$280,977
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$406,925	$280,977

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$104,667	$3,202,667
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$104,667	$3,202,667

The following table shows the assets by segment as of February 28, 2019 and November 30, 2018:

	As of February 28, 2019	As of November 30, 2018
Assets
Umbilical cord blood and cord tissue stem cell service	$27,124,599	$26,239,260
Prepacyte®-CB	307,872	319,802
Public cord blood banking	15,909,863	15,831,081

Total assets	$43,342,334	$42,390,143

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating

Note 4 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. The components of inventory at February 28, 2019 and November 30, 2018 are as follows:

	February 28, 2019	November 30, 2018
Raw materials	$—	$—
Work-in-process	140,333	188,085
Work-in-process – Public Bank	—	—
Finished goods	74,290	5,262
Finished goods – Public Bank	15,909,863	15,831,081
Collection kits	15,817	19,163
Inventory reserve	(7,718)	(7,718)

Total inventory	$16,132,585	$16,035,873

Note 5 – Intangible Assets

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

Intangible assets were as follows as of February 28, 2019 and November 30, 2018:

	Useful lives	February 28, 2019	November 30, 2018
Patents and Domain Names	10-20 years	$234,570	$234,570
Less: Accumulated amortization		(26,628)	(23,663)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(131,444)	(123,528)
Customer relationships-Prepacyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(5,540)	(5,276)

Brand		31,000	31,000
Less: Accumulated amortization		(23,250)	(15,500)

Customer relationships – Cord:Use		960,000	960,000
Less: Accumulated amortization		(24,000)	(16,000)

Net Intangible Assets		$1,314,441	$1,341,336

Amortization expense of intangibles was approximately $27,000 and $11,000 for the three months ended February 28, 2019 and February 28, 2018, respectively.

Note 6 – Note Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three months ended February 28, 2019 and February 28, 2018, the Company paid interest of $180,244 and $93,828 respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2019 and February 28, 2018, $29,894 and $26,702, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

As of February 28, 2019 and November 30, 2018, the note payable obligation was as follows:

	February 28, 2019	November 30, 2018
Note payable	$12,433,433	$13,208,433
Unamortized debt issuance costs	(235,028)	(264,923)

Net note payable	$12,198,405	$12,943,510

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	9,098,405	9,843,510

Total	$12,198,405	$12,943,510

Interest expense on the note payable for the three months ended February 28, 2019 and February 28, 2018 was as follows:

	February 28, 2019	February 28, 2018
Interest expense on notes payable	$180,244	$93,827
Debt issuance costs	29,894	26,702

Total interest expense	$210,138	$120,529

Note 7 – Income (Loss) per Common Share

Net income (loss) per common share data are based on net income. The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	For the three months ended February 28, 2019	For the three months ended February 28, 2018
Numerator:
Net Income (Loss)	$275,877	($2,530,072)
Denominator:
Weighted-average shares outstanding-basic	7,801,333	7,105,135
Dilutive common shares issuable upon exercise of stock options	623,572	—

Weighted-average shares-diluted	8,424,905	7,105,135

Earnings (Loss) per share:
Basic	$0.04	($0.36)

Diluted	$0.03	($0.36)

For the three months ended February 28, 2019, the Company excluded the effect of 51,636 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2018, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholder’s Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 28, 2019 and November 30, 2018, there were 372,500 and 380,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2019, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of February 28, 2019, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,415 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2019, there were 0 shares available for future issuance under the 2012 Plan. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

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

There were no options granted during the three months ended February 28, 2019 and February 28, 2018, respectively.

Stock option activity for the three months ended February 28, 2019, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding at November 30, 2018	1,001,365	$2.77	3.97	$4,580,967
Granted	—	—		—
Exercised	(2,500)	2.28		14,175
Expired/forfeited	(5,000)	2.23		21,625

Outstanding at February 28, 2019	993,865	$2.78	3.75	$3,827,501

Exercisable at February 28, 2019	970,821	$2.68	3.73	$3,813,041

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2019 or November 30, 2018, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three months ended February 28, 2019, the Company issued 2,500 common shares to an option holder who exercised options for $5,700.

For the three months ended February 28, 2018, the Company issued 1,250 common shares to option holders who exercised options for $2,250.

Significant option groups exercisable at February 28, 2019 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	422,500	2.69	$1.73	422,500	$1.73
$2.01 to $3.00	267,500	2.13	$2.72	267,500	$2.72
$3.01 to $4.00	227,229	6.92	$3.18	223,062	$3.18
$6.01 to $7.00	25,000	8.09	$6.95	23,334	$6.98
$7.01 to $8.00	51,636	4.83	$7.85	34,425	$7.85

	993,865	3.75	$2.78	970,821	$2.68

A summary of the status of the Company’s non-vested options as of February 28, 2019, and changes during the three months ended February 28, 2019, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2018	40,254	$3.06
Granted	—	—
Vested	(17,210)	3.23
Forfeited	—	—

Non-vested at February 28, 2019	23,044	$2.94

As of February 28, 2019 there was approximately $57,000 of total unrecognized compensation cost related to non-vested service related share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .77 years as of February 28, 2019. The total fair value of shares vested during the three months ended February 28, 2019 was approximately $56,000.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019, 15,756 and 13,332, respectively, of qualified stock options will be expensed over the requisite service period. The fair value of these options as of February 28, 2019 was approximately $45,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. The total estimated fair value of 26,243 and 22,222 of qualified stock options, respectively, was approximately $140,000. The remaining fair value of these options as of February 28, 2019 was approximately $45,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019, 2,666, of qualified stock options will be expensed over the requisite service period. The fair value of these options as of February 28, 2019 was approximately $4,800 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. The total estimated fair value of 4,444 of qualified stock options was approximately $13,600. The remaining fair value of these options as of February 28, 2019 was approximately $4,300 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

There were no performance-based or market-based vesting condition options granted during the three months ended February 28, 2018.

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of February 28, 2019 and February 28, 2018, respectively. Based upon the performance measures being attained as of November 30, 2017, the Company granted a total of 121,801 and 105,915 shares of common stock to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $1,200,000. There was $0 and $496,000, respectively, remaining to be recognized and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) as of February 28, 2019 and February 28, 2018, respectively.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year. Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of February 28, 2019 and February 28, 2018. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 14,729 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $0 and $40,000, respectively, remaining to be recognized and is reflected as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) as of February 28, 2019 and February 28, 2018, respectively.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $7,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $6,600,000 as of February 28, 2019. The balance of $400,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

For the three months ended February 28, 2019 and February 28, 2018, the Company recognized $0 and $0, respectively, for initial license fees and processing and storage royalties.

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 28, 2019.

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

As of February 28, 2019, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company did not repurchase any of the Company’s common stock during the first quarters of fiscal 2019 and 2018.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2019 and November 30, 2018. As of February 28, 2019 and November 30, 2018, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

Note 12 – Subsequent Event

On March 26, 2019, subsequent to the balance sheet date, the Company signed an Agreement to purchase land for a purchase price of $350,000. The Company paid $30,000 on April  2, 2019 in Earnest money. The remaining $320,000 due will be paid on the closing date.

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

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the Company’s ability to realize a profit on the acquisition of Prepacyte-CB;

(xxv)	the Company’s ability to realize a profit on the acquisition of Cord:Use.

(xxvi)	the costs associated with proxy contests and its impact on our business and

(xxvii)	other factors many of which are beyond our control.

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

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective April 2016, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,675 for the standard plan and $2,025 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $175 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 21 years of storage and a life-time payment plan, pursuant to which the client is charged $4,580 for the standard plan and $4,930 for the premium plan and $5,595 for the standard plan and $6,595 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 21 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the three months ended February 28, 2019, the Company’s revenues increased 20% as compared to the same period in 2018. The Company reported net income of $276,000 or $0.04 per basic common share for the three months ended February 28, 2019 compared to a net loss of approximately ($2,500,000), or ($0.36) per basic common share for the three months ended February 28, 2018. Net income for the three months ended February 28, 2019 resulted in a 20% increase in revenue offset by a 54% increase in cost of sales and a 4% increase in selling, general and administrative expenses. The net loss for the three months ended February 28, 2018 principally resulted from an 8% increase in revenue offset by a 6% increase in cost of sales, a 16% increase in selling, general and administrative expenses, and approximately $2,985,000 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

At February 29, 2018, the Company had cash and cash equivalents of $7,075,691. The Company’s cash increased by $1,036,000 during the first three months of fiscal 2019. Cash provided by operations was approximately $1,787,000 which was offset by approximately $775,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB.

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

On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB made an additional advance to the Company in principal amount of $9,000,000 per an Amended and Restated Promissory Note dated June 11, 2018 between the Company and TCB in the principal amount of $15,500,000. The proceeds were used to finance a portion of the purchase price of the Cord:Use purchase. See Note 2.

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

Results of Operations

Revenues. Revenues for the three months ended February 28, 2019 were $7,495,112 compared to $6,228,118 for the same period in 2018, a 20% increase. The increase in revenue was primarily attributable to an 18% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to an 18% increase in recurring annual storage fee revenue and a 27% increase in the number of new domestic cord blood specimens processed in the first quarter of fiscal 2019 versus the same period in 2018.

Public Banking Revenue. For the three months ended February 28, 2019, revenue from public banking was $134,365 compared to $0 for the three months ended February 28, 2018.

Product Revenue. For the three months ended February 28, 2019, revenue from the PrepaCyte CB product sales was $25,720 compared to $28,051 for the three months ended February 28, 2018.

Licensee Income. Licensee income for the three months ended February 28, 2019, was $0 as compared to $0 for the 2018 period.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. Since inception of the License and Royalty Agreement, the Company has recorded $7,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $6,600,000 as of February 28, 2019. The balance of $400,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended February 28, 2019 was $2,466,227 as compared to $1,601,508 for the same period in 2018, representing a 54% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $48,000 and $24,000 for the three months ended February 28, 2019 and February 28, 2018, respectively. Also included in Cost of Sales is $160,006 and $46,185 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended February 28, 2019 and February 28, 2018, respectively. Also included in Cost of Sales is $267,605 and $0 for the three months ended February 28, 2019 and February 28, 2017, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The increase in cost of sales for the three months ended February 28, 2019 versus February 28, 2018 is due to the increased costs due to the public cord blood bank and the increased costs associated with the 27% increase in the number of new domestic cord blood specimens processed for the three months ended February 28, 2019 versus February 28, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2019 were $3,745,302 as compared to $3,589,519 for the 2018 period, representing a 4% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is due in part to an increase in selling and marketing expenses of $145,000 or 10% and a $171,000 increase in bad debt expense.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2019 were $5,884 as compared to $13,409 for the three months ended February 28, 2018.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2019 was $56,980 compared to $36,545 for the 2018 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended February 28, 2019 was $367,057 compared to $0 for the 2018 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of February 28, 2019. The estimated fair value of the contingent earnout was determined using a monte carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense for the three months ended February 28, 2019 was $406,925 compared to $280,997 for the three months ended February 28, 2018, of which, $210,138 and $120,529, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 4. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. Income tax expense for the three months ended February 28, 2019 was $104,667 compared to $3,202,667 for the three months ended February 28, 2018. Included in the $3,203,667 tax expense for the three months ended February 28, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $0 and $0 for the three months ended February 28, 2019 and February 28, 2018, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive loss.

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

At February 28, 2019, the Company had cash and cash equivalents of $7,075,691 as compared to $6,040,033 at November 30, 2018. The increase in cash and cash equivalents during the three months ended February 28, 2019 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2019 was $1,786,863 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the three months ended February 28, 2018 was $1,691,863 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by investing activities for the three months ended February 28, 2019 was $18,094, which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $67,179 offset by the purchases of property and equipment of $49,085.

Net cash used in investing activities for the three months ended February 28, 2018 was $481,866, which was primarily attributable to the purchases of property, equipment and intangibles of $453,704 and by the sales and purchases of marketable securities and other investments in the amount of $28,162.

Net cash used by financing activities for the three months ended February 28, 2019 was $769,299 which was primarily attributable to the payments of $774,999 to repay the note payable described above offset by the receipt of $5,700 from the exercise of stock options.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

As previously disclosed in the Company’s 10-K filed February 28, 2019, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for deferred discounts related to prepaid storage for customer contracts. The Company’s control over the process was not conducive to identify the timeliness of recording the discounts. Management has undertaken steps to design and implement more effective internal controls, including the implementation of a more comprehensive review process of discount amortization procedures. Management will address in the Company’s second quarter Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2018 and continued to be remediated during the quarter ended February 28, 2019.

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed subsequent to the balance sheet date, there were no other changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning December 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers. We are in the process of implementing changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time.    No amounts have been accrued as of February 28, 2019.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2018	—	$—	—	2,198,914
January 1 – 31, 2019	—	$—	—	2,198,914
February 1 – 28, 2019	—	$—	—	2,198,914

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

Date:    April 15, 2019