Form 10-Q
period 2019-05-31
CRYO CELL INTERNATIONAL INC
filed 2019-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2019

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

Issuer’s phone number, including area code: (813) 749-2100

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CCEL	OTCQB

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of July 9, 2019, 13,598,909 shares of $0.01 par value common stock were issued and 7,803,333 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) May 31, 2019	November 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$6,468,587	$6,040,033
Marketable securities	839,809	875,689
Accounts receivable (net of allowance for doubtful accounts of $2,432,645 and $2,264,848, respectively)	5,758,673	5,867,335
Prepaid expenses	610,581	461,815
Inventory, current portion	1,046,195	1,260,557
Other current assets	278,143	254,465

Total current assets	15,001,988	14,759,894

Property and Equipment-net	1,747,762	1,493,401

Other Assets
Investment - Tiahne Stock	308,000	308,000
Intangible assets, net	1,287,545	1,341,336
Inventory, net of current portion	12,646,000	14,775,316
Goodwill	1,941,411	1,941,411
Deferred tax assets	7,562,705	7,656,897
Deposits and other assets, net	393,974	113,888

Total other assets	24,139,635	26,136,848

Total assets	$40,889,385	$42,390,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,028,999	$1,261,653
Accrued expenses	965,009	2,702,788
Current portion of note payable	3,100,000	3,100,000
Deferred revenue	8,516,593	8,365,284

Total current liabilities	13,610,601	15,429,725

Other Liabilities
Deferred revenue, net of current portion	21,984,017	20,317,231
Contingent Consideration	3,612,048	4,282,975
Note payable, net of current portion and debt issuance costs	8,351,511	9,843,510
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	35,372,576	35,868,716

Total liabilities	48,983,177	51,298,441

Commitments and contingencies (Note 10)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and	—	—
none issued and outstanding)
Common stock ($.01 par value, 20,000,000 authorized; 13,598,909 issued and 7,803,333 outstanding as of May 31, 2019 and 13,596,409 issued and 7,800,833 outstanding as of November 30, 2018)	135,989	135,964
Additional paid-in capital	35,746,866	35,515,382
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	—	340,984
Accumulated deficit	(24,405,534)	(25,329,515)

Total stockholders’ deficit	(8,093,792)	(8,908,298)

Total liabilities and stockholders’ deficit	$40,889,385	$42,390,143

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Revenue:
Processing and storage fees	$7,679,869	$6,295,455	$15,014,896	$12,495,522
Public banking revenue	234,115	—	368,480	—
Licensee and royalty income	201,828	203,159	201,828	203,159
Product revenue	12,040	26,849	37,760	54,900

Total revenue	8,127,852	6,525,463	15,622,964	12,753,581

Costs and Expenses:
Cost of sales	2,628,291	1,777,138	5,094,518	3,378,646
Selling, general and administrative expenses	3,647,927	3,533,057	7,393,229	7,122,576
Impairment of public inventory	2,332,763	—	2,332,763	—
Change in fair value of contingent consideration	(1,037,984)	—	(670,927)	—
Research, development and related engineering	4,957	29,284	10,841	42,693
Depreciation and amortization	55,334	36,248	112,314	72,793

Total costs and expenses	7,631,288	5,375,727	14,272,738	10,616,708

Operating Income	496,564	1,149,736	1,350,226	2,136,873

Other Expense:
Other income (expense)	32,339	9,785	(33,854)	(23,780)
Interest expense	(424,287)	(304,094)	(831,212)	(585,071)

Total other expense	(391,948)	(294,309)	(865,066)	(608,851)

Income before income tax expense	104,616	855,427	485,160	1,528,022
Income tax expense	(50,943)	(315,921)	(155,610)	(3,518,588)

Net Income (Loss)	$53,673	$539,506	$329,550	$(1,990,566)

Net income (loss) per common share - basic	$0.01	$0.07	$0.04	$(0.28)

Weighted average common shares outstanding - basic	7,803,333	7,247,464	7,802,344	7,177,082

Net income (loss) per common share - diluted	$0.01	$0.07	$0.04	$(0.28)

Weighted average common shares outstanding - diluted	8,421,236	7,917,735	8,422,142	7,177,082

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$—	$1,254	$—	$120,000

Comprehensive Income (Loss)	$53,673	$540,760	$329,550	$(1,870,566)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2019	May 31, 2018
Cash flows from operating activities:
Net income (loss)	$329,550	$(1,990,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	208,300	120,338
Impairment of public inventory	2,332,763	—
Change in fair value of contingent consideration	(670,927)	—
Compensatory element of stock options	225,809	268,386
Provision for doubtful accounts	385,362	185,107
Deferred income tax expense	—	3,023,437
Amortization of debt issuance costs	57,999	51,540
Changes in assets and liabilities:
Accounts receivable	(276,700)	120,671
Prepaid expenses	(148,766)	(116,666)
Inventory	10,915	(109,928)
Other current assets	(23,678)	15,720
Deposits and other assets, net	49,145	(700,000)
Accounts payable	(232,654)	(815,400)
Accrued expenses	(1,719,371)	(400,376)
Deferred revenue	1,818,095	2,071,632

Net cash provided by operating activities	2,345,842	1,723,895

Cash flows used in investing activities:
Purchases of property and equipment	(408,870)	(253,704)
Purchase of intangible asset	—	(200,000)
Sales (purchases) of marketable securities and other investments, net	35,880	(13,283)

Net cash used in investing activities	(372,990)	(466,987)

Cash flows from financing activities:
Repayments of note payable	(1,549,998)	(1,000,000)
Proceeds from the exercise of stock options	5,700	4,920

Net cash used in financing activities	(1,544,298)	(995,080)

Increase in cash and cash equivalents	428,554	261,828
Cash and cash equivalents - beginning of period	6,040,033	6,279,154

Cash and cash equivalents - end of period	$6,468,587	$6,540,982

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$—	$120,000
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$(340,984)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended May 31, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at February 28, 2019	13,598,909	$135,989	$35,660,039	$(19,571,113)	$—	$(24,459,207)	$(8,234,292)

Common stock issued	—	—	—				—
Compensatory element of stock options			86,827				86,827
Cumulative-effect adjustment due to the adoption of ASU 2016-01					—	—	—
ASC 606 adoption adjustment, net of tax						—	—
Net income						53,673	53,673

Balance at May 31, 2019	13,598,909	$135,989	$35,746,866	$(19,571,113)	$—	$(24,405,534)	$(8,093,792)

	For the Six Months Ended May 31, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			225,809				225,809
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax						253,447	253,447
Net income						329,550	329,550

Balance at May 31, 2019	13,598,909	$135,989	$35,746,866	$(19,571,113)	$—	$(24,405,534)	$(8,093,792)

	For the Three Months Ended May 31, 2018
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at February 28, 2018	12,900,767	$129,008	$31,930,880	$(19,571,113)	$159,611	$(27,004,763)	$(14,356,377)

Common stock issued	168,716	1,687	983				2,670
Compensatory element of stock options			(287,209)				(287,209)
Unrealized gain on available for sale securities					1,254		1,254
Net income						539,506	539,506

Balance at May 31, 2018	13,069,483	$130,695	$31,644,654	$(19,571,113)	$160,865	$(26,465,257)	$(14,100,156)

	For the Six Months Ended May 31, 2018
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at November 30, 2017	12,899,517	$128,995	$31,373,048	$(19,571,113)	$40,865	$(24,474,691)	$(12,502,896)

Common stock issued	169,966	1,700	3,220				4,920
Compensatory element of stock options			268,386				268,386
Unrealized gain on available for sale securities					120,000		120,000
Net loss						(1,990,566)	(1,990,566)

Balance at May 31, 2018	13,069,483	$130,695	$31,644,654	$(19,571,113)	$160,865	$(26,465,257)	$(14,100,156)

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2019 and November 30, 2018, the related Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2019 and May 31, 2018 , Cash Flows for the six months ended May 31, 2019 and May 31, 2018 and Stockholders’ Deficit for the three and six months ended May 31, 2019 and May 31, 2018 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2019 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2019.

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

As of May 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $30,500,610, which will be recognized ratably on a straight-line basis over the contractual period of which $8,516,593 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2019, the Company recorded $7,826 and $14,469, respectively, in commission payments to customers under the RAF program as a reduction to revenue. As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date. The Company did not record any impairment losses in relation to costs capitalized. For the three and six months ended May 31, 2019, the Company capitalized additional contract acquisition costs of $20,954 and $23,534, respectively, net of amortization expense.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by products and services:

	Three months ended
	May 31, 2019	May 31, 2018
Processing and storage fees	$7,679,869	$6,295,455
Public banking revenue	234,115	—
Licensee and royalty income	201,828	203,159
Product revenue	12,040	26,849

	$8,127,852	$6,525,463

	Six months ended
	May 31, 2019	May 31, 2018
Processing and storage fees	$15,014,896	$12,495,522
Public banking revenue	368,480	—
Licensee and royalty income	201,828	203,159
Product revenue	37,760	54,900

	$15,622,964	$12,753,581

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2019	At Adoption
Contract assets (sales commissions)	$365,086	$329,231
Accounts receivables	$5,758,673	$5,867,335
Short-term contract liabilities (deferred revenue)	$8,516,593	$8,365,284
Long-term contract liabilities (deferred revenue)	$21,984,017	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2019.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at May 31, 2019
Contract assets (sales commissions)	$329,231	$44,488	$(8,633)	$365,086
Accounts receivables	$5,867,335	$18,471,851	$(18,580,513)	$5,758,673
Contract liabilities (deferred revenue)	$28,682,515	$9,249,051	$(7,430,956)	$30,500,610

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2020 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2019, the Company had 5,977 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 4). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the three and six months ended May 31, 2019 to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,634,000 and $1,634,000 as of May 31, 2019 and November 30, 2018, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $29,000 and $294,000, for the three months ended May 31, 2019 and May 31, 2018, respectively. The Company recorded U.S. income taxes of approximately $134,000 and $3,497,000 for the six months ended May 31, 2019 and May 31, 2018, respectively. Included in the $3,497,000 tax expense for the six months ended May 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $22,000 and $22,000 for the three months ended May 31, 2019 and 2018, respectively, of foreign income tax expense. The Company recognized approximately $22,000 and $22,000 for the six months ended May 31, 2019 and 2018, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2019 and May 31, 2018, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2019 and 2018.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of May 31, 2019, and November 30, 2018, goodwill, is reflected on the consolidated balance sheets at $1,941,411 and $1,941,411.

Stock Compensation

As of May 31, 2019, the Company has two stock-based compensation plans, which are described in Note 8 to the unaudited consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $87,000 and $156,000 for the three months ended May 31, 2019 and May 31, 2018, respectively, of stock compensation expense. The Company recognized approximately $226,000 and $268,000 for the six months ended May 31, 2019 and May 31, 2018 respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the three months ended May 31, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive income (loss) as other compensation expense was recognized to offset the reversal.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2019 and November 30, 2018, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at May 31, 2019 Using
Description	May 31, 2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$839,809	$839,809	—	—

Total	$839,809	$839,809	—	—

Liabilities:
Contingent consideration	$3,612,048

Total	$3,612,048

Contingent Consideration:
Beginning Balance as of November 30, 2018	$4,282,975
Subtractions – Cord:Use earnout	—
Fair value adjustment as of May 31, 2019	(670,927)

Ending balance as of May 31, 2019	$3,612,048

		Fair Value Measurements
	Fair Value at	at November 30, 2018 Using
Description	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Trading Securities	$68,816	$68,816	—	—
Available-for-sale	806,873	806,873	—	—

	$875,689	$875,689	—	—

Liabilities:
Contingent consideration	$4,282,975	$—	—	$4,282,975

Total	$4,282,975	$—	—	$4,282,975

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was $9,016 in unrealized holding gain and loss recorded in other income (loss) and expense on the accompanying consolidated statements of comprehensive income (loss) for the three months ended May 31, 2018. For trading securities, there was ($25,208) in unrealized holding loss recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the six months ended May 31, 2018.

Available-for-sale securities - These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was $1,254 in unrealized holding gain, net of tax, reported as comprehensive income on the accompanying statements of comprehensive income (loss) for the three months ended May 31, 2018. For available-for-sale securities, there was $120,000 in unrealized holding gain, net of tax, respectively, reported as a component of comprehensive income on the accompanying consolidated statements of comprehensive income (loss) for the six-month period ended May 31, 2018.

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income. Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities. As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption. Prior periods have not been restated for the impact of this accounting change. There was $31,000 and ($36,000) in unrealized holding gain (losses), respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three and six months ended May 31, 2019, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2019.    At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

	Three months ended May 31, 2018	Six months ended May 31, 2018
Revenue	$7,610,357	$14,293,369
Net income (loss)	($569,088)	($4,049,426)
Earnings (loss) per share:
Basic	($0.07)	($0.53)
Diluted	($0.07)	($0.53)

Note 3– Segment Reporting

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three and six months ended May 31, 2019 and May 31, 2018:

	For the three months ended May 31, 2019	For the three months ended May 31, 2018
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,881,697	$6,498,614
Prepacyte®-CB	12,040	26,849
Public cord blood banking	234,115	—

Total net revenue	$8,127,852	$6,525,463

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$2,218,926	$1,726,259
Prepacyte®-CB	4,621	50,879
Public cord blood banking	404,744	—

Total cost of sales	$2,628,291	$1,777,138

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$46,269	$27,185
Prepacyte®-CB	9,065	9,063
Public cord blood banking	—	—

Total depreciation and amortization	$55,334	$36,248

Operating income
Umbilical cord blood and cord tissue stem cell service	$3,001,600	$1,182,829
Prepacyte®-CB	(1,644)	(33,093)
Public cord blood banking	(2,503,392)	—

Total operating income	$496,564	$1,149,736

Interest expense
Umbilical cord blood and cord tissue stem cell service	$424,287	$304,094
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$424,287	$304,094

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$50,943	$315,921
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$50,943	$315,921

	For the six months ended May 31, 2019	For the six months ended May 31, 2018
Net revenue
Umbilical cord blood and cord tissue stem cell service	$15,216,724	$12,698,681
Prepacyte®-CB	37,760	54,900
Public cord blood banking	368,480	—

Total net revenue	$15,622,964	$12,753,581

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$4,257,530	$3,281,581
Prepacyte®-CB	164,627	97,065
Public cord blood banking	672,361	—

Total cost of sales	$5,094,518	$3,378,646

Depreciation and amoritzation
Umbilical cord blood and cord tissue stem cell service	$94,186	$54,666
Prepacyte®-CB	18,128	18,127
Public cord blood banking	—	—

Total depreciation and amortization	$112,314	$72,793

Operating income
Umbilical cord blood and cord tissue stem cell service	$4,131,863	$2,197,165
Prepacyte®-CB	(144,993)	(60,292)
Public cord blood banking	(2,636,644)	—

Operating income	$1,350,226	$2,136,873

Interest expense
Umbilical cord blood and cord tissue stem cell service	$831,212	$585,071
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$831,212	$585,071

Income tax expenses
Umbilical cord blood and cord tissue stem cell service	$155,610	$3,518,588
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income taxes	$155,610	$3,518,588

The following table shows the assets by segment as of May 31, 2019 and November 30, 2018:

	As of May 31, 2019	As of November 30, 2018
Assets
Umbilical cord blood and cord tissue stem cell service	$27,155,586	$26,239,260
Prepacyte®-CB	241,112	319,802
Public cord blood banking	13,492,687	15,831,081

Total assets	$40,889,385	$42,390,143

Note 4 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. The components of inventory at May 31, 2019 and November 30, 2018 are as follows:

	May 31, 2019	November 30, 2018
Raw materials	$—	$—
Work-in-process	142,351	188,085
Work-in-process – Public Bank	—	—
Finished goods	43,855	5,262
Finished goods – Public Bank	13,492,686	15,831,081
Collection kits	21,021	19,163
Inventory reserve	(7,718)	(7,718)

Total inventory	$13,692,195	$16,035,873

Inventory, current portion	$1,046,195	$1,260,557
Inventory, long-term portion	12,646,000	14,775,316

Total inventory	$13,692,195	$16,035,873

During the second quarter of fiscal 2019, due to changes in sales trends and estimated recoverability of cost capitalized into inventory for the public banking inventory, the Company prepared an analysis and determined that the value of the public inventory should be reduced from cost to net realizable value and this led to an impairment charge to the public inventory of $2,332,763.

Due to the nature of the units of public inventory, the net realizable value of those units that are expected to be sold during the next twelve months are included in current inventory. The remaining balance of the public inventory is considered to be long-term. In order to conform to the current period presentation, the Company made certain reclassifications to the Public Bank inventory prior period balance in the Consolidated Balance Sheets. This reclassification had no effect on the previously reported total assets or liabilities, net income or cash flows from operating activities.

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

Intangible assets were as follows as of May 31, 2019 and November 30, 2018:

	Useful lives	May 31, 2019	November 30, 2018
Patents and Domain Names	10-20 years	$234,570	$234,570
Less: Accumulated amortization		(29,594)	(23,663)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(139,361)	(123,528)
Customer relationships-Prepacyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(5,803)	(5,276)
Brand		31,000	31,000
Less: Accumulated amortization		(31,000)	(15,500)
Customer relationships – Cord:Use		960,000	960,000
Less: Accumulated amortization		(32,000)	(16,000)

Net Intangible Assets		$1,287,545	$1,341,336

Amortization expense of intangibles was approximately $27,000 and $11,000 for the three months ended May 31, 2019 and May 31, 2018, respectively. Amortization expense of intangibles was approximately $54,000 and $22,000 for the six months ended May 31, 2019 and May 31, 2018, respectively.

Note 6 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three month and six months ended May 31, 2019, the Company paid interest of $181,440 and $361,682, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss). As of the three month and six months ended May 31, 2018, the Company paid interest of $94,818 and $188,645, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan.    As of the three and six months ended May 31, 2019, $28,106 and $58,000, respectively, of the debt issuance costs were amortized. As of the three and six months ended May 31, 2018, $24,837 and $51,540, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

As of May 31, 2019 and November 30, 2018, the note payable obligation was as follows:

	May 31, 2019	November 30, 2018
Note payable	$11,658,433	$13,208,433
Unamortized debt issuance costs	(206,922)	(264,923)

Net note payable	$11,451,511	$12,943,510

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	8,351,511	9,843,510

Total	$11,451,511	$12,943,510

Interest expense on the note payable for the three and six months ended May 31, 2019 and May 31, 2018 was as follows:

	For the three months ended May 31, 2019	For the six months ended May 31, 2019
Interest expense on notes payable	$181,440	$361,682
Debt issuance costs	28,106	58,000

Total Interest expense	$209,546	$419,682

	For the three months ended May 31, 2018	For the six months ended May 31, 2018
Interest expense on notes payable	$94,818	$188,645
Debt issuance costs	24,837	51,540

Total interest expense	$119,655	$240,185

Note 7 – Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Numerator:
Net Income	$53,673	$539,506	$329,550	$(1,990,566)

Denominator:
Weighted-average shares outstanding-basic	7,803,333	7,247,464	7,802,344	7,177,082
Dilutive common shares issuable upon exercise of stock options	617,903	670,271	619,798	—

Weighted-average shares-diluted	8,421,236	7,917,735	8,422,142	7,177,082

Net income per common share:
Basic	$0.01	$0.07	$0.04	$(0.28)

Diluted	$0.01	$0.07	$0.04	$(0.28)

For the three months ended May 31, 2019, the Company excluded the effect of 51,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2019, the Company excluded the effect of 51,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended May 31, 2018, the Company excluded the effect of 51,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2018, the Company excluded the effect of all outstanding stock options from the calculation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of May 31, 2019 and November 30, 2018, there were 370,000 and 444,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2019, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of May 31, 2019, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,300 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2019, there were 0 shares available for future issuance under the 2012 Plan. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

The Company granted 1,500 options to an optionee during the second fiscal quarter of 2019 as approved by the Board of Directors. These options are not currently issued out of the 2006 or 2012 Plan.

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

There were 1,500 and 51,636 options granted during the three and six months ended May 31, 2019 and May 31, 2018, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2019 and May 31, 2018, respectively, are as follows:

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018	Six Months Ended May 31, 2019	Six Months Ended May 31, 2018
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	51.2%	50.8%	51.2%	50.8%
Risk free interest rate	2.31%	2.67%	2.31%	2.67%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2019, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2018	1,001,365	$2.77	3.97	$4,580,967
Granted	1,500	7.04		990
Exercised	(2,500)	2.28		14,175
Expired/forfeited	(7,500)	2.22		41,075

Outstanding at May 31, 2019	992,865	$2.79	3.57	$4,889,909

Exercisable at May 31, 2019	969,821	$2.69	3.55	$4,868,182

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2019 or November 30, 2018, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three and six months ended May 31, 2019, the Company issued 0 and 2,500 common shares to option holders who exercised options for $0 and $5,700, respectively.

For the three and six months ended May 31, 2018, the Company issued 1,000 and 2,250 common shares to option holders who exercised options for $2,670 and $4,920, respectively.

Significant option groups outstanding and exercisable at May 31, 2019 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	422,500	2.44	$1.73	422,500	$1.73
$2.01 to $3.00	265,000	2.13	$2.72	265,000	$2.72
$3.01 to $4.00	227,229	6.67	$3.18	223,062	$3.18
$6.01 to $7.00	25,000	7.84	$6.95	23,334	$6.98
$7.01 to $8.00	53,136	4.59	$7.83	35,925	$7.82

	992,865	3.57	$2.79	969,821	$2.69

A summary of the status of the Company’s non-vested options as of May 31, 2019, and changes during the six months ended May 31, 2019, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2018	40,254	$3.06
Granted	1,500	3.28
Vested	(18,710)	3.23
Forfeited	—	—

Non-vested at May 31, 2019	23,044	$2.94

As of May 31, 2019, there was approximately $49,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of .52 years as of May 31, 2019. The total fair value of shares vested during the six months ended May 31, 2019 was approximately $60,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of March 8, 2018, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the total options vested as of May 31, 2019 and May 31, 2018 was approximately $100,000 and $48,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). As of May 31, 2019 and May 31, 2018, there was approximately $39,000 and $91,000, respectively, of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements.

During the second fiscal quarter of 2018, the Company entered into an Amendment Agreement with the Company’s CIO. Per the Amendment Agreement, the CIO is to receive a base grant equity award in the form of qualified stock options of the Company’s common stock. As of May 21, 2018, Oleg Mikulinsky was granted 8,000 stock options of the Company’s common stock. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the total options vested as of May 31, 2019 and May 31, 2018 was approximately $19,000 and $9,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). As of May 31, 2019 and May 31, 2018, there was approximately $9,000 and $19,000, respectively, of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the Amendment Agreement.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019, 15,756 and 13,332, respectively, of qualified stock options will be expensed over the requisite service period. The fair value of these options as of May 31, 2019 and May 31, 2018 was approximately $90,900 and $73,550, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of May 31, 2019 and May 31, 2018, there was approximately $90,900 and $73,550, respectively, of total unrecognized compensation cost related to these options of common stock. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. The total estimated fair value of 26,243 and 22,222 of qualified options was approximately $161,000 and $0 as of May 31, 2019 and May 31, 2018, respectively. Since these options have not been granted, the Company re-values the fair value of these options each period and records an adjustment to compensation expense. The adjustment made to compensation expense related to these options during the six months ended May 31, 2019 and May 31, 2018 was approximately $66,000 and $0, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019, 2,666 of qualified stock options will be expensed over the requisite service period. The fair value of these options as of May 31, 2019 and May 31, 2018 was approximately $9,600 and $6,750, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of May 31, 2019 and May 31, 2018, there was approximately $9,600 and $6,750, respectively, of total unrecognized compensation cost related to these options of common stock. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. The total estimated fair value of 4,444 of qualified options was approximately $16,000 and $0 as of May 31, 2019 and May 31, 2018, respectively.

Since these options have not been granted, the Company re-values the fair value of these options each period and records an adjustment to compensation expense. The adjustment made to compensation expense related to these options during the six months ended May 31, 2019 and May 31, 2018 was approximately $6,000 and $0, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of May 31, 2019 and May 31, 2018, respectively. Based upon the performance measures being attained as of November 30, 2017, David Portnoy and Mark Portnoy earned a total of 121,801 and 105,915 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000. The Company then granted the remaining earned shares of 91,801 and 75,915 to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $756,000. There was $0 and $0 of total unrecognized compensation cost as of May 31, 2019 and May 31, 2018, respectively.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year. Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of May 31, 2019 and May 31, 2018, respectively. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 14,729 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $0 and $0 of total unrecognized compensation cost as of May 31, 2019 and May 31, 2018, respectively.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $8,600,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,100,000 as of May 31, 2019. The balance of approximately $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2019 and May 31, 2018. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of operations.

Processing and Storage Royalties

	Three Months Ended May 31, 2019	Six Months Ended May 31, 2019
India	$201,828	$201,828

Total	$201,828	$201,828

	Three Months Ended May 31, 2018	Six Months Ended May 31, 2018
India	$203,159	$203,159

Total	$203,159	$203,159

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2019.

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

As of May 31, 2019, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company did not purchase any of the Company’s common stock during the six months ended May 31, 2019 and May 31, 2018.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2019 and November 30, 2018. As of May 31, 2019, and November 30, 2018, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

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

During the six months ended May 31, 2019, total revenue increased 22% as compared to the same period in 2018. The Company reported net income of approximately $330,000 or $0.04 per basic common share for the six months ended May 31, 2019 compared to a net loss of approximately ($1,991,000) or ($0.28) per basic common share for the same period in 2018. Net income for the six months ended May 31, 2019 principally resulted from a 22% increase in revenue offset by a 51% increase in cost of sales, a 4% increase in selling, general and administrative expenses. Included in the net loss for the six months ended May 31, 2018 was approximately $2,985,000 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

At May 31, 2019, the Company had cash and cash equivalents of $6,468,587. The Company’s cash increased approximately $429,000 during the first six months of fiscal 2019. Cash provided by operations was approximately $2,346,000 which was offset by approximately $373,000 used for the purchase of property and equipment and approximately $1,550,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB.

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

Results of Operations - Six Month Period Ended May 31, 2019 Compared to the Six-Month Period Ended May 31, 2018

Revenues. Revenues for the six months ended May 31, 2019 were $15,622,964 as compared to $12,753,581 for the same period in 2018, a 22% increase. The increase in revenue was primarily attributable to a 20% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 16% increase in recurring annual storage fee revenue and a 25% increase in the number of new domestic cord blood specimens processed in the first six months of fiscal 2019 versus the same period in 2018.

Public Banking Revenue. For the six months ended May 31, 2019, revenue from public banking was $368,480 compared to $0 for the six months ended May 31, 2018.

Product Revenue. For the six months ended May 31, 2019, revenue from the PrepaCyte®-CB product sales was $37,760 compared to $54,900 for the six months ended May 31, 2018.

Licensee and Royalty Income. Licensee and royalty income for the six months ended May 31, 2019, was $201,828 as compared to $203,159 for the 2018 period. Licensee and royalty income for the six months ended May 31, 2019 and May 31, 2018 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $8,600,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,100,000 as of May 31, 2019. The balance of approximately $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the six months ended May 31, 2019 was $5,094,518 as compared to $3,378,646 for the same period in 2018, representing a 51% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $96,000 and $48,000 for the six months ended May 31, 2019 and 2018, respectively. Also, included in Cost of sales is $164,627 and $97,065 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the six months ended May 31, 2019 and May 31, 2018, respectively. Also included in Cost of Sales is $672,376 and $0 for the six months ended May 31, 2019 and May 31, 2018, respectively, related to the public cord blood bank. The increase in cost of sales for the six months ended May 31, 2019 versus May 31, 2018 is due to the increased costs due to the public cord blood bank and the increased costs associated with the 25% increase in the number of new domestic cord blood specimens processed for the six months ended May 31, 2019 versus May 31, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2019 were $7,393,229 as compared to $7,122,576 for the 2018 period representing a 4% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is due in part to an increase in selling and marketing expenses of $203,000 or 7% and a $200,000 increase in bad debt expense.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2019 were $10,841 as compared to $42,693 for the 2018 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2019 was $112,314 compared to $72,793 for the 2018 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the six months ended May 31, 2019 was $670,927 compared to $0 for the 2018 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2019. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the six months ended May 31, 2019 was $2,332,763 compared to $0 for the 2018 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the six months ended May 31, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the six months ended May 31, 2019 was $831,212 compared to $585,071 for the six months ended May 31, 2018, of which, $419,682 and $240,185, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2019 was $133,782 compared to $3,496,616 for the six months ended May 31, 2018. Included in the $3,496,616 tax expense for the six months ended May 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $21,828 and $21,972 for the six months ended May 31, 2019 and May 31, 2018, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

Results of Operations - Three Month Period Ended May 31, 2019 Compared to the Three-Month Period Ended May 31, 2018

Revenues. Revenues for the three months ended May 31, 2019 were $8,127,852 as compared to $6,525,463 for the same period in 2018. The increase in revenue was primarily attributable to a 22% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is primarily attributable to a 23% increase in the number of new cord blood specimens processed for three months ended May 31, 2019 versus the same period in 2018.

Public Banking Revenue. For the three months ended May 31, 2019, revenue from public banking was $234,115 compared to $0 for the three months ended May 31, 2018.

Product Revenue. For the three months ended May 31, 2019, revenue from the PrepaCyte®-CB product sales was $12,040 compared to $26,849 for the three months ended May 31, 2018.

Licensee and Royalty Income. Licensee and royalty income for the three months ended May 31, 2019, was $201,828 as compared to $203,159 for the 2018 period. Licensee and royalty income for the three months ended May 31, 2019 and May 31, 2018 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive license agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalties due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $8,600,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,100,000 as of May 31, 2019. The balance of approximately $500,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended May 31, 2019 was $2,628,291 as compared to $1,777,138 for the same period in 2018, representing a 48% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $48,000 and $24,000 for the three months ended May 31, 2019 and 2018, respectively. Also, included in Cost of Sales is $4,621 and $50,880 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the three months ended May 31, 2019 and May 31, 2018, respectively. Also included in Cost of Sales is $404,771 and $0 for the three months ended May 31, 2019 and May 31, 2018, respectively, related to the public cord blood bank. The increase in cost of sales for the three months ended May 31, 2019 versus May 31, 2018 is due to the increased costs associated with the 23% increase in the number of new domestic cord blood specimens processed in the second quarter fiscal 2019 versus the second quarter fiscal 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2019 were $3,647,927 as compared to $3,533,057 for the 2018 period representing a 3% increase. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. The increase in selling, general and administrative expenses is due in part to an increase of $58,000 or 4% in selling and marketing expenses.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2019 were $4,957 as compared to $29,284 for the 2018 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2019 was $55,334 compared to $36,248 for the 2018 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended May 31, 2019 was $1,037,984 compared to $0 for the 2018 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2019. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the three months ended May 31, 2019 was $2,332,763 compared to $0 for the 2018 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the three months ended May 31, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the three months ended May 31, 2019, was $424,287 compared to $304,094 during the comparable period in 2018, of which, $209,546 and $119,655, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2019 was $29,115 compared to $293,949 for the three months ended May 31, 2018.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $21,828 and $21,972 for the three months ended May 31, 2019 and 2018, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

At May 31, 2019, the Company had cash and cash equivalents of $6,468,587 as compared to $6,040,033 at November 30, 2018. The increase in cash and cash equivalents during the six months ended May 31, 2019 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2019 was $2,345,842, which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the six months ended May 31, 2018 was $1,723,895, which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan which was partially offset by a deposit of $700,000 that was paid per the Asset Purchase Agreement with Cord:Use (see Note 2).

Net cash used in investing activities for the six months ended May 31, 2019 was $372,990 which was primarily attributable to sales and purchases of marketable securities and other investments in the amount of $35,880 offset by the purchases of property and equipment of $408,870 which includes the purchase of land in May 2019 for a purchase price of $350,351.

Net cash used in investing activities for the six months ended May 31, 2018 was $466,987 which was attributable to the purchases of property, equipment and sales and purchases of marketable securities and other investments and intangibles of $466,987.

Net cash used in financing activities for the six months ended May 31, 2019 was $1,544,298, which was primarily attributable to the payments of $1,550,000 to repay the note payable described above offset by the receipt of $5,700 from the exercise of stock options.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes, inventory and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2019.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2019	—	$—	—	2,198,914
April 1 – 30, 2019	—	$—	—	2,198,914
May 1 – 31, 2019	—	$—	—	2,198,914

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

Date: July 15, 2019