Form 10-Q
period 2019-08-31
CRYO CELL INTERNATIONAL INC
filed 2019-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2019

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐ Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of October 12, 2019, 13,598,909 shares of $0.01 par value common stock were issued and 7,803,333 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) August 31, 2019	November 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$7,338,789	$6,040,033
Marketable securities	874,691	875,689
Accounts receivable (net of allowance for doubtful accounts of $2,535,513 and $2,264,848, respectively)	5,888,156	5,867,335
Prepaid expenses	526,288	461,815
Inventory, current portion	1,031,845	1,260,557
Other current assets	259,971	254,465

Total current assets	15,919,740	14,759,894

Property and Equipment-net	1,769,213	1,493,401

Other Assets
Investment—Tiahne Stock	308,000	308,000
Intangible assets, net	1,268,400	1,341,336
Inventory, net of current portion	12,646,000	14,775,316
Goodwill	1,941,411	1,941,411
Deferred tax assets	7,562,705	7,656,897
Deposits and other assets, net	412,287	113,888

Total other assets	24,138,803	26,136,848

Total assets	$41,827,756	$42,390,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,013,037	$1,261,653
Accrued expenses	1,372,539	2,702,788
Current portion of note payable	3,100,000	3,100,000
Deferred revenue	8,781,229	8,365,284

Total current liabilities	14,266,805	15,429,725

Other Liabilities
Deferred revenue, net of current portion	22,893,086	20,317,231
Contingent Consideration	3,601,697	4,282,975
Note payable, net of current portion and debt issuance costs	6,604,527	9,843,510
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	34,524,310	35,868,716

Total liabilities	48,791,115	51,298,441

Commitments and contingencies (Note 10)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,598,909 issued and 7,803,333 outstanding as of August 31, 2019 and 13,596,409 issued and 7,800,833 outstanding as of November 30, 2018)	135,989	135,964
Additional paid-in capital	35,761,040	35,515,382
Treasury stock, at cost	(19,571,113)	(19,571,113)
Accumulated other comprehensive income	—	340,984
Accumulated deficit	(23,289,275)	(25,329,515)

Total stockholders’ deficit	(6,963,359)	(8,908,298)

Total liabilities and stockholders’ deficit	$41,827,756	$42,390,143

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Month Ended		For the Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Revenue:
Processing and storage fees	$7,606,624	$7,237,053	$22,621,520	$19,732,575
Public banking revenue	160,561	65,575	529,041	65,575
Licensee and royalty income	423,173	539,286	625,001	742,445
Product revenue	33,035	29,308	70,795	84,208

Total revenue	8,223,393	7,871,222	23,846,357	20,624,803

Costs and Expenses:
Cost of sales	2,589,335	2,486,180	7,683,853	5,864,826
Selling, general and administrative expenses	3,556,602	4,390,614	10,949,831	11,513,190
Impairment of public inventory	—	—	2,332,763	—
Change in fair value of contingent consideration	34,649	—	(636,278)	—
Research, development and related engineering	2,440	22,234	13,281	64,927
Depreciation and amortization	47,286	52,072	159,600	124,865

Total costs and expenses	6,230,312	6,951,100	20,503,050	17,567,808

Operating Income	1,993,081	920,122	3,343,307	3,056,995

Other Expense:
Other income (expense)	35,868	38,300	2,014	14,520
Interest expense	(413,942)	(410,366)	(1,245,154)	(995,437)

Total other expense	(378,074)	(372,066)	(1,243,140)	(980,917)

Income before income tax expense	1,615,007	548,056	2,100,167	2,076,078
Income tax expense	(498,748)	(303,072)	(654,358)	(3,821,660)

Net Income (Loss)	$1,116,259	$244,984	$1,445,809	$(1,745,582)

Net income (loss) per common share—basic	$0.14	$0.03	$0.19	$(0.24)

Weighted average common shares outstanding—basic	7,803,333	7,694,662	7,802,676	7,350,868

Net income (loss) per common share—diluted	$0.13	$0.03	$0.17	$(0.24)

Weighted average common shares outstanding—diluted	8,445,237	8,375,675	8,430,251	7,350,868

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$—	$285,255	$—	$405,255

Comprehensive Income (Loss)	$1,116,259	$530,239	$1,445,809	$(1,340,327)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2019	August 31, 2018
Cash flows from operating activities:
Net income (loss)	$1,445,809	$(1,745,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	304,463	214,275
Impairment of public inventory	2,332,763	—
Loss on disposal of property and equipment	—	153,756
Change in fair value of contingent consideration	(681,278)	—
Compensatory element of stock options	239,983	323,798
Provision for doubtful accounts	587,716	539,365
Deferred income tax expense	—	3,117,263
Amortization of debt issuance costs	86,014	79,876
Changes in assets and liabilities:
Accounts receivable	(608,537)	(805,183)
Prepaid expenses	(64,473)	(156,022)
Inventory	25,265	182,466
Other current assets	(5,506)	(3,066)
Deposits and other assets, net	30,832	—
Accounts payable	(248,616)	(808,839)
Accrued expenses	(1,311,841)	(99,555)
Deferred revenue	2,991,800	3,496,790

Net cash provided by operating activities	5,124,394	4,489,342

Cash flows used in investing activities:
Purchases of property and equipment	(507,339)	(408,297)
Purchase of intangible asset	—	(200,000)
Sales (purchases) of marketable securities and other investments, net	998	(105,186)
Purchase of Cord Use	—	(10,500,000)

Net cash used in investing activities	(506,341)	(11,213,483)

Cash flows from financing activities:
Repayments of note payable	(3,324,997)	(1,516,666)
Proceeds from the exercise of stock options	5,700	170,925
Proceeds from note payable	—	9,000,000
Issuance costs associated with the proceeds from the note payable	—	(169,300)

Net cash (used in) provided by financing activities	(3,319,297)	7,484,959

Increase in cash and cash equivalents	1,298,756	760,818
Cash and cash equivalents—beginning of period	6,040,033	6,279,154

Cash and cash equivalents—end of period	$7,338,789	$7,039,972

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$—	$405,255
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$(340,984)	$—

Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisition	$—	$20,103,661

Liabilities assumed in acquisition	$—	$1,405,406

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended August 31, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at May 31, 2019	13,598,909	$135,989	$35,746,866	$(19,571,113)	$—	$(24,405,534)	$(8,093,792)

Compensatory element of stock options			14,174				14,174
Net income						1,116,259	1,116,259

Balance at August 31, 2019	13,598,909	$135,989	$35,761,040	$(19,571,113)	$—	$(23,289,275)	$(6,963,359)

	For the Nine Months Ended August 31, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			239,983				239,983
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax						253,447	253,447
Net income						1,445,809	1,445,809

Balance at August 31, 2019	13,598,909	$135,989	$35,761,040	$(19,571,113)	$—	$(23,289,275)	$(6,963,359)

	For the Three Months Ended August 31, 2018
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at May 31, 2018	13,069,483	$130,695	$31,644,654	$(19,571,113)	$160,865	$(26,465,257)	$(14,100,156)

Common stock issued	527,026	5,270	3,660,735				3,666,005
Compensatory element of stock options			55,412				55,412
Unrealized gain on available for sale securities					285,255		285,255
Net income						244,984	244,984

Balance at August 31, 2018	13,596,509	$135,965	$35,360,801	$(19,571,113)	$446,120	$(26,220,273)	$(9,848,500)

	For the Nine Months Ended August 31, 2018
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at November 30, 2017	12,899,517	$128,995	$31,373,048	$(19,571,113)	$40,865	$(24,474,691)	$(12,502,896)

Common stock issued	696,992	6,970	3,663,955				3,670,925
Compensatory element of stock options			323,798				323,798
Unrealized gain on available for sale securities					405,255		405,255
Net loss						(1,745,582)	(1,745,582)

Balance at August 31, 2018	13,596,509	$135,965	$35,360,801	$(19,571,113)	$446,120	$(26,220,273)	$(9,848,500)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2019 and November 30, 2018, the related Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2019 and August 31, 2018, Cash Flows for the nine months ended August 31, 2019 and 2018 and Stockholders’ Deficit for the three and nine months ended August 21, 2019 and August 31, 2018 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2019 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2019.

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

As of August 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $31,674,315, which will be recognized ratably on a straight-line basis over the contractual period of which $8,781,229 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2019, the Company recorded $10,747 and $25,216, respectively, in commission payments to customers under the RAF program as a reduction to revenue. As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date. The Company did not record any impairment losses in relation to costs capitalized. For the three and nine months ended August 31, 2019, the Company capitalized additional contract acquisition costs of $23,180 and $67,668, respectively, net of amortization expense.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by products and services:

	Three months ended
	August 31, 2019	August 31, 2018
Processing and storage fees	$7,606,624	$7,237,053
Public banking revenue	160,561	65,575
Licensee and royalty income	423,173	539,286
Product revenue	33,035	29,308

	$8,223,393	$7,871,222

	Nine months ended
	August 31, 2019	August 31, 2018
Processing and storage fees	$22,621,520	$19,732,575
Public banking revenue	529,041	65,575
Licensee and royalty income	625,001	742,445
Product revenue	70,795	84,208

	$23,846,357	$20,624,803

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2019	At Adoption
Contract assets (sales commissions)	$383,399	$329,231
Accounts receivables	$5,888,156	$5,867,335
Short-term contract liabilities (deferred revenue)	$8,781,229	$8,365,284
Long-term contract liabilities (deferred revenue)	$22,893,086	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2019.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at August 31, 2019
Contract assets (sales commissions)	$329,231	$67,668	($13,500)	$383,399
Accounts receivables	$5,867,335	$27,615,196	($27,594,375)	$5,888,156
Contract liabilities (deferred revenue)	$28,682,515	$14,184,601	($11,192,801)	$31,674,315

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2020 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2019, the Company had 5,981 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 4). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company has recorded a valuation allowance of $1,634,000 and $1,634,000 as of August 31, 2019 and November 30, 2018, as the Company does not believe it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

The Company recorded U.S. income taxes of approximately $453,000 and $245,000 for the three months ended August 31, 2019 and August 31, 2018, respectively. The Company recorded U.S. income taxes of approximately $587,000 and $3,741,000, for the nine months ended August 31, 2019 and August 31, 2018, respectively. Included in the $3,741,000 tax expense for the nine months ended August 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recognized approximately $46,000 and $58,000 for the three months ended August 31, 2019 and 2018, respectively, of foreign income tax expense. The Company recognized approximately $68,000 and $80,000 for the nine months ended August 31, 2019 and 2018, respectively, of foreign income tax expense. Foreign income tax expense is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended August 31, 2019 and August 31, 2018, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2019 and 2018.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value. As of August 31, 2019, and November 30, 2018, goodwill, is reflected on the consolidated balance sheets at $1,941,411 and $1,941,411.

Stock Compensation

As of August 31, 2019, the Company has two stock-based compensation plans, which are described in Note 8 to the unaudited consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $240,000 and $324,000 for the nine months ended August 31, 2019 and August 31, 2018 respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the nine months ended August 31, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive income (loss) as other compensation expense was recognized to offset the reversal.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2019 and November 30, 2018, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at August 31, 2019 Using
Description	August 31, 2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$874,691	$874,691	—	—

Total	$874,691	$874,691	—	—

Liabilities:
Contingent consideration	$3,601,697	$—	—	$3,601,697

Total	$3,601,697	$—	—	$3,601,697

Contingent Consideration:
Beginning Balance as of November 30, 2018	$4,282,975
Subtractions – Cord:Use earnout	(45,000)
Fair value adjustment as of August 31, 2019	(636,278)

Ending balance as of August 31, 2019	$3,601,697

	Fair Value at	Fair Value Measurements at November 30, 2018 Using
Description	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Trading securities	$68,816	$68,816	—	—
Available-for-sale securities	806,873	806,873	—	—

Total	$875,689	$875,689	—	—

Liabilities
Contingent consideration	$4,282,975	$—	—	$4,282,975

Total	$4,282,975	$—	—	$4,282,975

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was $37,536 in unrealized holding gains recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three months ended August 31, 2018. For trading securities, there was $12,328 in unrealized holding gains recorded in other income on the accompanying consolidated statements of comprehensive income (loss) for the nine months ended August 31, 2018.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was $285,255 unrealized holding gains, net of tax, reported as comprehensive income (loss) on the accompanying statements of comprehensive income (loss) for the three months ended August 31, 2018. For available-for-sale securities, there was $405,255 unrealized holding gains, net of tax, reported as a component of comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) for the nine-month period ended August 31, 2018.

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income. Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities. As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption. Prior periods have not been restated for the impact of this accounting change. There was $35,000 and ($1,000) in unrealized holding gain (losses), respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three and nine months ended August 31, 2019, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2019. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The Company has assigned goodwill to the segment reporting unit for cellular processing and cryogenic storage of umbilical cord blood and cord tissue stem cells for family use. Goodwill includes the fair value of the assembled workforce. The fair value of the assembled workforce was estimated by applying a cost approach, representing a level 2 measurement. The goodwill is not deductible for income tax purposes.

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

	Three months ended August 31, 2018	Nine months ended August 31, 2018
Revenue	$7,871,222	$22,794,591
Net income (loss)	$244,984	($3,797,189)
Earnings (loss) per share:
Basic	$0.03	($0.52)
Diluted	$0.03	($0.52)

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months and nine months ended August 31, 2019 and August 31, 2018:

	For the three months ended August 31, 2019	For the three months ended August 31, 2018
Net revenue
Umbilical cord blood and cord tissue stem cell service	$8,029,797	$7,776,339
Prepacyte®-CB	33,035	29,308
Public cord blood banking	160,561	65,575

Total net revenue	$8,223,393	$7,871,222

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$2,240,257	$2,149,778
Prepacyte®-CB	25,180	27,740
Public cord blood banking	323,898	308,662

Total cost of sales	$2,589,335	$2,486,180

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$38,223	$43,008
Prepacyte®-CB	9,063	9,064
Public cord blood banking	—	—

Total depreciation and amortization	$47,286	$52,072

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$2,175,563	$1,170,704
Prepacyte®-CB	(19,146)	(7,496)
Public cord blood banking	(163,336)	(243,086)

Total operating income	$1,993,081	$920,122

Interest expense
Umbilical cord blood and cord tissue stem cell service	$413,942	$410,366
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$413,942	$410,366

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$498,748	$303,072
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$498,748	$303,072

	For the nine months ended August 31, 2019	For the nine months ended August 31, 2018
Net revenue
Umbilical cord blood and cord tissue stem cell service	$23,246,521	$20,475,020
Prepacyte®-CB	70,795	84,208
Public cord blood banking	529,041	65,575

Total net revenue	$23,846,357	$20,624,803

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$6,497,788	$5,431,359
Prepacyte®-CB	189,806	124,805
Public cord blood banking	996,259	308,662

Total cost of sales	$7,683,853	$5,864,826

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$132,409	$97,674
Prepacyte®-CB	27,191	27,191
Public cord blood banking	—	—

Total depreciation and amortization	$159,600	$124,865

Operating (loss) income
Umbilical cord blood and cord tissue stem cell service	$6,307,426	$3,521,625
Prepacyte®-CB	(164,141)	(67,788)
Public cord blood banking	(2,799,978)	(243,087)

Total operating income	$3,343,307	$3,056,995

Interest expense
Umbilical cord blood and cord tissue stem cell service	$1,245,154	$995,437
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$1,245,154	$995,437

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$654,358	$3,821,660
Prepacyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$654,358	$3,821,660

The following table shows the assets by segment as of August 31, 2019 and November 30, 2018:

	As of August 31, 2019	As of November 30, 2018
Assets
Umbilical cord blood and cord tissue stem cell service	$28,132,949	$26,239,260
Prepacyte®-CB	202,408	319,802
Public cord blood banking	13,492,399	15,831,081

Total assets	$41,827,756	$42,390,143

Note 4 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. The components of inventory at August 31, 2019 and November 30, 2018 are as follows:

	As of August 31, 2019	As of November 30, 2018
Raw materials	$—	$—
Work-in-process	130,217	188,085
Work-in-process – Public Bank	—	—
Finished goods	23,811	5,262
Finished goods – Public Bank	13,492,398	15,831,081
Collection kits	39,137	19,163
Inventory reserve	(7,718)	(7,718)

Total inventory	$13,677,845	$16,035,873

Inventory, current portion	1,031,845	1,260,557
Inventory, long-term portion	12,646,000	14,775,316

Total inventory	$13,677,845	$16,035,873

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

Intangible assets were as follows as of August 31, 2019 and November 30, 2018:

	Useful lives	August 31, 2019	November 30, 2018
Patents and Domain Names	10-20 years	234,570	234,570
Less: Accumulated amortization		(32,560)	(23,663)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(147,277)	(123,528)
Customer relationships-Prepacyte CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(6,066)	(5,276)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(15,500)
Customer relationships-Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(40,000)	(16,000)

Net Intangible Assets		$1,268,400	$1,341,336

Amortization expense of intangibles was approximately $19,000 and $27,000 for the three months ended August 31, 2019 and August 31, 2018, respectively. Amortization expense of intangibles was approximately $73,000 and $49,000 for the nine months ended August 31, 2019 and August 31, 2018, respectively.

Note 6 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three and nine months ended August 31, 2019, the Company paid interest of $162,134 and $523,818, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss). As of the three month and nine months ended August 31, 2018, the Company paid interest of $204,609 and $393,254, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and nine months ended August 31, 2019, $28,014 and $86,014, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss). As of the three and nine months ended August 31, 2018, $28,337 and $79,876, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of August 31, 2019 and November 30, 2018, the note payable obligation was as follows:

	August 31, 2019	November 30, 2018
Note payable	$9,883,433	$13,208,433
Unamortized debt issuance costs	(178,906)	(264,923)

Net note payable	$9,704,527	$12,943,510

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	6,604,527	9,843,510

Total	$9,704,527	$12,943,510

Interest expense on the note payable for the three and nine months ended August 31, 2019 and August 31, 2018 was as follows:

	For the three months ended August 31, 2019	For the nine months ended August 31, 2019
Interest expense on notes payable	$162,134	$523,818
Debt issuance costs	28,014	86,014

Total interest expense	$190,148	$609,832

	For the three months ended August 31, 2018	For the nine months ended August 31, 2018
Interest expense on notes payable	$204,609	$393,254
Debt issuance costs	28,337	79,876

Total interest expense	$232,946	$473,130

Note 7 – Income (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Numerator:
Net Income (Loss)	$1,116,259	$244,984	$1,445,809	($1,745,582)

Denominator:
Weighted-average shares outstanding-basic	7,803,333	7,694,662	7,802,676	7,350,868
Dilutive common shares issuable upon exercise of stock options	641,904	681,013	627,575	—

Weighted-average shares-diluted	8,445,237	8,375,675	8,430,251	7,350,868

Net income (loss) per common share:
Basic	$0.14	$0.03	$0.19	($0.24)

Diluted	$0.13	$0.03	$0.17	($0.24)

For the three months ended August 31, 2019, the Company excluded the effect of 43,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2019, the Company excluded the effect of 154,601 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the three months ended August 31, 2018, the Company did not exclude any of the options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2018, the Company excluded the effect of all options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of August 31, 2019, and November 30, 2018, there were 370,000 and 380,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2019, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. As of August 31, 2019, there were 732,330 service-based options issued, 129,729 service-based restricted common shares granted, 823,300 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2019, there were 0 shares available for future issuance under the 2012 Plan. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company has established an independent committee of the Board of Directors to review this issue.

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

There were 110,965 and 112,465 options granted during the three and nine months ended August 31, 2019, respectively.

There were 0 and 51,636 options granted during the three and nine months ended August 31, 2018, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2019 and August 31, 2018, respectively, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Weighted average values:
Expected dividends	0%	—	0%	0%
Expected volatility	49.7%	—	49.7%	50.8%
Risk free interest rate	1.39%	—	1.40%	2.67%
Expected life	5 years	—	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2019, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2018	1,001,365	$2.77	3.97	$4,580,967
Granted	112,465	7.52		735
Exercised	(2,500)	2.28		14,175
Expired/forfeited	(7,500)	2.22		39,800

Outstanding at August 31, 2019	1,103,830	$3.26	4.19	$4,728,540

Exercisable at August 31, 2019	1,004,312	$2.83	3.72	$4,727,576

The weighted average grant date fair value of options granted during the nine months ended August 31, 2019 and August 31, 2018 was $3.32 and $3.23, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2019 or November 30, 2018, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2019, the Company issued 0 and 2,500 common shares to option holders who exercised options for $0 and $5,700, respectively.

During the three and nine months ended August 31, 2018, the Company issued 61,500 and 63,750 common shares to option holders who exercised options for $166,005 and $170,925, respectively.

Significant option groups outstanding and exercisable at August 31, 2019 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $ 2.00	422,500	2.35	$1.73	422,500	$1.73
$2.01 to $ 3.00	265,000	2.36	2.72	265,000	2.72
$3.01 to $4.00	227,229	6.52	3.18	227,229	3.18
$6.01 to $7.00	25,000	7.59	6.95	24,167	6.97
$7.01 to $8.00	164,101	8.17	7.63	65,416	7.69

	1,103,830	4.19	$3.26	1,004,312	$2.83

A summary of the status of the Company’s non-vested options as of August 31, 2019, and changes during the nine months ended August 31, 2019, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2018	40,254	$3.06
Granted	112,465	3.32
Vested	(53,201)	3.16
Forfeited	—	—

Non-vested at August 31, 2019	99,518	3.30

As of August 31, 2019, there was approximately $295,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.33 years as of August 31, 2019. The total fair value of shares vested during the nine months ended August 31, 2019 was approximately $168,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of March 8, 2018, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options that vested through the nine months ended August 31, 2019 and August 31, 2018 was approximately $57,000 and $50,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2019, there was approximately $19,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2019.

During the second fiscal quarter of 2018, the Company entered into an Amendment Agreement (“CIO Agreement”) with the Company’s CIO. Per the CIO Agreement, the CIO is to receive a base grant equity award in the form of qualified stock options of the Company’s common stock. As of May 21, 2018, Oleg Mikulinsky was granted 8,000 stock options of the Company’s common stock. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options that vested through the nine months ended August 31, 2019 and August 31, 2018 was approximately $14,000 and $9,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2019, there was approximately $5,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the CIO Agreement through November 30, 2019.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019, 15,756 and 13,332, respectively, of qualified stock options will be expensed over the requisite service period. The fair value of these options expensed through the nine months August 31, 2019 was approximately $136,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2019, there was approximately $45,000 of total unrecognized compensation cost related to these market-based vesting condition options of common stock. For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the 2018 Employment Agreements. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of these options as of August 31, 2019 was approximately $54,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). As of August 31, 2019, there was approximately $107,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019, 2,666 of qualified stock options will be expensed over the requisite service period. The fair value of these options as of August 31, 2019 was approximately $14,000, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). As of August 31, 2019, there was approximately $5,000 of total unrecognized compensation cost related to these market-based vesting condition options of common stock. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. The total estimated fair value of 4,444 of qualified options was approximately $15,000 as of August 31, 2019. Since these options have not been granted, the Company re-values the fair value of these options each period and records an adjustment to compensation expense. The adjustment made to compensation expense related to these options during the three and nine months ended August 31, 2019 was approximately ($1,000) and $5,500, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Restricted common shares

As of April 15, 2016, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of the Company’s Co-CEOs. The Employment Agreements provide for the grant of shares of the Company’s common stock based on certain performance measures being attained by each of the Company’s Co-CEOs during fiscal year 2016 and fiscal year 2017. The Employment Agreements state if David Portnoy and Mark Portnoy are employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant up to 186,487 and 162,163 shares of common stock for each fiscal year. Based upon the performance measures attained as of November 30, 2016, the Company granted 183,145 and 159,257 shares of common stock to David Portnoy and Mark Portnoy, respectively. There was $0 of total unrecognized compensation cost as of August 31, 2019 and August 31, 2018, respectively. Based upon the performance measures being attained as of November 30, 2017, David Portnoy and Mark Portnoy earned a total of 121,801 and 105,915 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000. The Company then granted the remaining earned shares of 91,801 and 75,915 to David Portnoy and Mark Portnoy, respectively. The fair value of the shares granted was approximately $756,000. There was $0 and $0 of total unrecognized compensation cost as of August 31, 2019 and August 31, 2018, respectively.

As of April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), with the Company’s CIO Oleg Mikulinsky effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. The Amendment provides for the grant of shares of the Company’s common stock based on certain performance measures being attained by the Company during fiscal year 2016 and fiscal year 2017. The Amendment states if Executive is employed by the Company on November 30, 2016 and November 30, 2017, then no later than February 28, 2017 and February 28, 2018, respectively, the Company will grant Executive up to 20,000 shares of restricted stock based on performance as set forth in the Amendment per each fiscal year. Based upon performance measures being attained as of November 30, 2016, the Company granted 19,620 shares of common stock to Oleg Mikulinksy. There was $0 of total unrecognized compensation cost as of August 31, 2019 and August 31, 2018, respectively. Based upon performance measures being attained as of November 30, 2017, the Company will grant a total of 14,729 shares of common stock to Oleg Mikulinksy. The fair value of the shares to be granted is approximately $80,000. There was $0 and $0 of total unrecognized compensation cost as of August 31, 2019 and August 31, 2018, respectively.

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $9,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,250,000 as of August 31, 2019. The balance of approximately $750,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2019 and August 31, 2018. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive income (loss).

Processing and Storage Royalties
	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
License and royalty income	$423,173	$625,001

Total	$423,173	$625,001

	Three Months Ended August 31, 2018	Nine Months Ended August 31, 2018
License and royalty income	$539,286	$742,445

Total	$539,286	$742,445

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of August 31, 2019.

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

As of August 31, 2019, the Company had repurchased an aggregate of 5,801,086 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company did not purchase any of the Company’s common stock during the nine months ended August 31, 2019 and August 31, 2018.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2019 and November 30, 2018. As of August 31, 2019, and November 30, 2018, 5,801,086 and 5,801,086 shares, respectively, were held as treasury stock.

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

(xviii)	the success of our global expansion initiatives;

(xix)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xx)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxi)	any inability to successfully identify and consummate strategic acquisitions;

(xxii)	any inability to realize benefits from any strategic acquisitions;

(xxiii)	the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB and Cord:Use;

(xxiv)	the costs associated with proxy contests and its impact on our business and

(xxv)	other factors many of which are beyond our control.

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

During the nine months ended August 31, 2019, total revenue increased 16% as compared to the same period in 2018. The Company reported net income of approximately $1,446,000 or $0.19 per basic common share for the nine months ended August 31, 2019 compared to a net loss of ($1,746,000) or ($0.24) per basic common share for the nine months ended August 31, 2018. Net income for the nine months ended August 31, 2019 principally resulted from a 16% increase in revenue and a 5% decrease in selling, general and administrative expenses, which were offset by a 31% increase in cost of sales. Also included in the net income for the nine months ended August 31, 2019 was an impairment charge of $2,332,763. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value. Included in the net loss for the nine months ended August 31, 2018 was approximately $2,985,000 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

At August 31, 2019, the Company had cash and cash equivalents of $7,338,789. The Company’s cash increased approximately $1,299,000 during the first nine months of fiscal 2019. Cash provided by operations was approximately $5,124,000 which was offset by approximately $507,000 used for the purchase of property and equipment and approximately $3,325,000 used to repay the note payable. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB.

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

Results of Operations – Nine Month Period Ended August 31, 2019 Compared to the Nine Month Period Ended August 31, 2018

Revenue. Revenue for the nine months ended August 31, 2019 was $23,846,357 as compared to $20,624,803 for the same period in 2018. The increase in revenue was primarily attributable to a 15% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 13% increase in domestic recurring annual storage fee revenue and a 16% increase in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2019 versus the same period in 2018.

Product Revenue. For the nine months ended August 31, 2019, revenue from the product sales was $70,795 compared to $84,208 for the nine months ended August 31, 2018.

Public Cord Blood Banking Revenue. On June 11, 2018, the Company entered into an Asset Purchase Agreement as described in Note 2. For the nine months ended August 31, 2019, revenue from the public cord blood banking sales was $529,041 compared to $65,575 for the nine months ended August 31, 2018.

Licensee Income. Licensee income for the nine months ended August 31, 2019 was $625,001 as compared to $742,445 for the 2018 period. Licensee and royalty income for the nine months ended August 31, 2019 and August 31, 2018 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $9,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,250,000 as of August 31, 2019. The balance of approximately $750,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the nine months ended August 31, 2019 was $7,683,853 as compared to $5,864,826 for the same period in 2018, representing a 31% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $145,000 and $89,000 for the nine months ended August 31, 2019 and 2018, respectively. Cost of Sales also includes $189,806 and $124,805 for the nine months ended August 31, 2019 and August 31, 2018, respectively, related to the costs associated with production of the Prepacyte®-CB processing and storage system. Also included in Cost of Sales is $996,259 and $308,662 for the nine months ended August 31, 2019 and August 31, 2018, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The increase in cost of sales for the nine months ended August 31, 2019 versus August 31, 2018 is due to the increased costs due to the public cord blood bank and the increased costs associated with the 16% increase in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2019 versus the same period in 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2019 were $10,949,831 as compared to $11,513,190 for the 2018 period representing a 5% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily due to costs associated with the Purchase Agreement with CordUse in the third quarter of fiscal 2018. As of the nine months ended August 31, 2019 and August 31, 2018, $0 and $580,000, respectively, of selling, general and administrative expenses are associated with the CordUse purchase. These expenses are non-recurring expenses related to the acquisition of CordUse. The decrease in selling, general and administrative expenses is partially offset by an increase in professional fees of $409,000.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2019 were $13,281 as compared to $64,927 for the 2018 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2019 was $159,600 compared to $124,865 for the 2018 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the nine months ended August 31, 2019 was $636,278 compared to $0 for the 2018 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2019. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the nine months ended August 31, 2019 was $2,332,763 compared to $0 for the 2018 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the nine months ended August 31, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the nine months ended August 31, 2019, was $1,245,154 compared to $995,437 during the comparable period in 2018, of which, $609,832 and $473,130, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2019 was $586,764 compared to $3,741,365 for the nine months ended August 31, 2018. Included in the $3,821,660 tax expense for the nine months ended August 31, 2018 is approximately $2,985,000 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $67,594 and $80,295 for the nine months ended August 31, 2019 and 2018, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

Results of Operations - Three Month Period Ended August 31, 2019 Compared to the Three-Month Period Ended August 31, 2018

Revenue. Revenue for the three months ended August 31, 2019 was $8,223,393 as compared to $7,871,222 for the same period in 2018, an increase of 4%.

Processing and Storage Fees. For the three months ended August 31, 2019, processing and storage fees revenue was $7,606,624 compared to $7,237,053 for the three months ended August 31, 2018. The increase in processing and storage fee revenue is attributable to a 10% increase in domestic recurring annual storage fee revenue.

Product Revenue. For the three months ended August 31, 2019, revenue from the product sales was $33,035 compared to $29,308 for the three months ended August 31, 2018.

Public Cord Blood Banking Revenue. On June 11, 2018, the Company entered into an Asset Purchase Agreement as described in Note 2. For the three months ended August 31, 2019, revenue from the public cord blood banking sales was $160,561 compared to $65,575 for the three months ended August 31, 2018.

Licensee Income. Licensee income for the three months ended August 31, 2019, was $423,173 as compared to $539,286 for the 2018 quarter. Licensee income for the three months ended August 31, 2019 and August 31, 2018 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $9,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,250,000 as of August 31, 2019. The balance of approximately $750,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended August 31, 2019 was $2,589,335 as compared to $2,486,180 for the same period in 2018, representing a 4% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $49,000 and $42,000 for the three months ended August 31, 2019 and 2018, respectively. Also, included in cost of sales is $25,180 and $27,740 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended August 31, 2019 and August 31, 2018, respectively. Public cord blood banking costs included in cost of sales for the three months ended August 31, 2019 and 2018, are $323,898 and $308,662, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2019 were $3,556,602 as compared to $4,390,614 for the 2018 period, representing a 19% decrease. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees. As of the three months ended August 31, 2019 and August 31, 2108, $0 and $580,000, respectively, of selling, general and administrative expenses are associated with the CordUse purchase. These expenses were non-recurring expenses related to the acquisition of CordUse.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2019 were $2,440 as compared to $22,234 for the 2018 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2019 was $47,286 compared to $52,072 for the 2018 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended August 31, 2019 was $34,649 compared to $0 for the 2018 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2019. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended August 31, 2019, was $413,942 compared to $410,366 during the comparable quarter in 2018. Interest expense for the three months ended August 31, 2019 and August 31, 2018 consists of $190,148 and $232,946, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2019 and August 31, 2018 was $452,982 and $244,749, respectively.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $45,766 and $58,323 for the three months ended August 31, 2019 and 2018, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

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

At August 31, 2018, the Company had cash and cash equivalents of $7,338,789 as compared to $6,040,033 at November 30, 2018. The increase in cash and cash equivalents during the nine months ended August 31, 2019 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2019 was $5,124,394, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the nine months ended August 31, 2018 was $4,489,342, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the nine months ended August 31, 2019 was $506,341 which was primarily attributable to cash used to purchase property and equipment.

Net cash used in investing activities for the nine months ended August 31, 2018 was $11,213,483 which was primarily attributable to cash used to purchase CordUse in the amount of $10,500,000 and purchases of property, equipment and sales and purchases of marketable securities and other investments and intangibles of $713,483.

Net cash used in financing activities for the nine months ended August 31, 2019 was $3,319,297, which was primarily attributable to the payments of $3,324,997 to repay the note payable described above offset by the receipt of $5,700 from the exercise of stock options.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of August 31, 2019.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2019	—	$—	—	2,198,914
July 1 – 31, 2019	—	$—	—	2,198,914
August 1 – 31, 2019	—	$—	—	2,198,914

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

Date: October 15, 2019