Form 10-K
period 2019-11-30
CRYO CELL INTERNATIONAL INC
filed 2020-02-28
CIK 862692

U.S.

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to

Commission File Number 000-23386

CRYO-CELL INTERNATIONAL, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	22-3023093
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Brooker Creek Blvd, Suite 1800, Oldsmar, FL 34677

(Address of principal executive offices) (Zip Code)

(813) 749-2100

Registrant’s telephone number:

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per value	CCEL	OTCQB

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐     No   ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2019) was $30,374,581.

As of February 15, 2020, there were 7,545,613 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

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

Our Cord Blood Stem Cell Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing and first year of storage of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into a 18-year pre-paid storage plan or a lifetime pre-paid storage plan.

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

Public Banking

In June 2018, the Company acquired substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). The Public Cord Blood Inventory creates a large, ethnically diverse, high quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in Florida, Arizona, California and Michigan. The Company’s public inventory is stored in North Carolina, and the cord blood units are sold through the National Marrow Donor Program (“NMDP”) located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2019 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2019 and November 30, 2018, the Company was in compliance with these requirements.

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

Saneron CCEL Therapeutics, Inc. (“Saneron”). Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida and the University of Minnesota. The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™). As of November 30, 2019, and November 30, 2018, the Company had an ownership interest of approximately 33% in Saneron which is accounted for under the equity method. As of November 30, 2019, and November 30, 2018, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $0.

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

The Company made total payments to all RSA holders of $832,587 and $671,245 for the fiscal years ended November 30, 2019 and 2018, respectively. The Company recorded an RSA accrual of $909,765 and $798,292 as of November 30, 2019 and 2018, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $944,060 and $848,024 for the fiscal years ended November 30, 2019 and 2018, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.    The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2019 and November 30, 2018, Lifecell had reached the $1,000,000 cap. Since inception of the License and Royalty Agreement, the Company has recorded $9,300,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $8,400,000 as of November 30, 2019. The balance of $900,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2019 and 2018. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income (loss).

	For the fiscal years ended November 30,
	2019			2018
	License Fee	Process and	Total	License Fee	Process and	Total
		Storage Royalties			Storage Royalties

India	$—	$1,000,000	$1,000,000	$—	$1,000,000	$1,000,000

Total	$—	$1,000,000	$1,000,000	$—	$1,000,000	$1,000,000

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

Employees

At November 30, 2019, the Company had 87 full-time employees and 10 part-time employees on the staff of the Company. Additional employees and staff will be hired on an “as needed” basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2019.

Rent charged to operations was $322,984 and $312,307 for the fiscal years ended November 30, 2019 and 2018, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2020	$228,148
2021	$224,928
2022	$18,744

ITEM 3.	LEGAL PROCEEDINGS.

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2019.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “CCEL”. The following table shows, for the fiscal quarters indicated, the high and low closing bid quotations for the Company’s common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid
February 28, 2018	7.16	9.95
May 31, 2018	7.20	7.56
August 31, 2018	7.49	9.30
November 30, 2018	6.03	8.37
February 28, 2019	6.67	7.99
May 31, 2019	6.40	8.04
August 31, 2019	7.45	8.23
November 30, 2019	7.08	8.90

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2019, the Company had 170 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2019, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	325,000	$2.74	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	763,274	$3.54	667,479
Total	1,088,274	$3.30	667,479

As discussed in further detail in the 2019 Proxy Statement, on or about March 26, 2018, the Company received a letter from counsel for a purported stockholder. Among other things, the letter identified equity awards allegedly made in violation of the 2012 Plan. The Board formed a committee of directors (the “Demand Review Committee”) to (among other things) conduct an investigation of the allegations in that letter. After completing its investigation, the Demand Review Committee determined that 1,129,247 restricted stock performance based awards were granted in violation of the 2012 Plan and the Delaware General Corporation Law (“DGCL”). The Demand Review Committee also determined that 70,270, 75,000 and 77,500 stock option awards were granted in violation of the 2012 Plan, the 2006 Plan, the 2000 Stock Incentive Plan, respectively, as amended (the “2000 Plan”) and the DGCL. Annex II attached to the 2019 Proxy Statement describes each of these awards and the applicable Plan that the awards were purportedly granted under, and Annexes I and II of the 2019 Proxy Statement describe each defective award and defective stock issuance identified by the Demand Review Committee (the “Defective Awards and Issuances”).

Based on the recommendation of the Demand Review Committee, the Board of Directors approved that 776,798 restricted stock performance based awards be ratified that were in violation of the 2012 Plan and that 352,449 restricted stock performance based awards be surrendered for cash in the amount of $1,436,244 that were in violation of the 2012 Plan. The Board of Directors also approved the recommendation that 45,000 stock option awards not be ratified and 177,770 stock options be ratified under the 2012 Plan, the 2006 Plan and the 2000 Stock Incentive Plan. The proposed treatment of each award and issuance is listed on Annexes I and II in the manner identified in the column entitled “Recommended Disposition” in each of those Annexes and recommended to the Company’s stockholders that such awards and issuances be ratified as proposed by the Recommended Dispositions.

On November 21, 2019, the Company held its Annual Meeting of Stockholders. At the 2019 Annual Meeting, the Company’s stockholders considered various matters presented to them, including the ratification of certain equity-based awards and stock issuances made pursuant to the Company’s incentive Plans, as well as the approval of certain amendments to those incentive Plans. All such matters presented to the stockholders were duly approved by the stockholders at the 2019 Annual Meeting. Accordingly, all references contained herein to the number of options or shares of common stock granted under the Company’s incentive Plans, the value thereof, and the number of securities that remain available for future issuance under the Company’s 2012 Plan for all periods presented in this Annual Report on Form 10-K have been calculated and are being presented after taking into account the ratification and surrender of the Defective Awards and Issuances in accordance with the Recommended Disposition, as further described in the 2019 Proxy Statement.

Under the DGCL, any claim that the defective corporate acts, or the shares of stock or awards, listed as having been purportedly issued or granted on Annexes I and II, are void or voidable due to the failures of authorization listed on Annex III, or that the Delaware Court of Chancery should declare in its discretion that the ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the 2019 Annual Meeting, which was on November 21, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2019, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective April 2016, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,675 for the standard plan and $2,025 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $175 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 18 years of storage and a life-time payment plan, pursuant to which the client is charged $4,650 for the standard plan and $5,000 for the premium plan and approximately $5,800 for the standard plan and approximately $6,100 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 18 years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the fiscal year ended November 30, 2019, the Company’s total revenue increased 9% as compared to fiscal 2018. The Company reported net income of approximately $2,291,000, or $0.29 per basic common share and $0.27 per diluted share for fiscal 2019 compared to a net loss of approximately ($855,000), or ($0.11) per basic and diluted common share for fiscal 2018. Net income for the twelve months ended November 30, 2019 principally resulted from a 9% increase in total revenues and a 5% decrease in selling, general and administrative expenses, which were offset by a 18% increase in cost of sales. Also included in the net income for the twelve months ended November 30, 2019 was an impairment charge of $2,332,763. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value. Included in the net loss for the twelve months ended November 30, 2018 was approximately $3,078,100 of income tax expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

As of November 30, 2019, the Company had cash and cash equivalents of $6,541,037. The Company’s cash increased by approximately $501,000 during fiscal 2019. Cash provided by operations was approximately $6,323,000 which was offset by approximately $662,000 that was used for the purchase of property and equipment, approximately $4,100,000 used to repay the note payable and approximately $992,000 to repurchase the Company’s common stock. On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2019, the Company had revenue of $31,816,571 compared to $29,218,490 for the fiscal year ended November 30, 2018. The 9% increase in revenue was primarily attributable to an 8% increase in processing and storage fees.

Processing and Storage Fees. For the fiscal year ended November 30, 2019, processing and storage fees were $29,991,972 compared to $27,817,872 for the fiscal year ended November 30, 2018. The increase in processing and storage fee revenue was primarily attributable to a 12% increase in recurring annual storage fee revenue. The Company had a 7% increase in the number of new domestic cord blood specimens processed year-over-year. Also, the Company’s cord tissue service continues to increase year-over-year.

Product Revenue. For the twelve months ended November 30, 2019, revenue from the product sales was $172,395 compared to $104,323 for the twelve months ended November 30, 2018.

Public Cord Blood Banking Revenue. On June 11, 2018, the Company entered into an Asset Purchase Agreement as described in Note 2. For the twelve months ended November 30, 2019, revenue from the public cord blood banking sales was $652,204 compared to $296,295 for the twelve months ended November 30, 2018.

Licensee Income. For the fiscal year ended November 30, 2019, licensee income was $1,000,000 as compared to $1,000,000 for fiscal 2018. Licensee income for the twelve months ended November 30, 2019 and November 30, 2018 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30,

2019 and November 30, 2018, Lifecell had reached the $1,000,000 cap. Since inception of the License and Royalty Agreement, the Company has recorded $9,300,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $8,400,000 as of November 30, 2019. The balance of $900,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. For the fiscal year ended November 30, 2019, cost of sales was $10,036,175, as compared to $8,539,662 for the fiscal year ended November 30, 2018, representing an 18% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $195,073 for the year ended November 30, 2019 compared to $137,062 for the 2018 period. Also, included in Cost of Sales is $249,847 and $169,396 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2019 and November 30, 2018, respectively. Also included in Cost of Sales is $1,295,864 and $626,057 for the twelve months ended November 30, 2019 and November 30, 2018, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The increase in cost of sales for the twelve months ended November 30, 2019 versus November 30, 2018 is due to the increased costs due to the public cord blood bank and the increased costs associated with the 7% increase in the number of new domestic cord blood specimens processed in fiscal year 2019 versus fiscal year 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2019 were $14,891,462 as compared to $15,632,696 for the fiscal year ended November 30, 2018 representing a 5% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is in part due to costs in fiscal 2018 associated with the Purchase Agreement with CordUse. As of the twelve months ended November 30, 2019 and November 30, 2018, $0 and $580,000, respectively, of selling, general and administrative expenses are associated with the CordUse purchase. These expenses were non-recurring expenses related to the acquisition of CordUse. Also for the twelve months ended November 30, 2019, bonuses decreased approximately $657,000. Bonuses are calculated per the criteria set forth in the employment agreements.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2019, were $30,145 as compared to $91,845 in 2018.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2019 was $206,238 compared to $180,264 for fiscal 2018.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2019 was $742,918 compared to $415,280 for fiscal 2018. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of November 30, 2019. The estimated fair value of the contingent earnout was determined using a monte carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the twelve months ended November 30, 2019 was $2,332,763 compared to $0 for the 2018 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the twelve months ended November 30, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the fiscal year ended November 30, 2019 was $1,703,446 compared to $1,546,900 in fiscal 2018, of which $759,386 and $698,876, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and CrowdOut Capital LLC as described in Note 5. The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the twelve months ended November 30, 2019 was $992,491, net of foreign taxes, compared to $4,364,190, net of foreign income taxes, for the twelve months ended November 30, 2018. Included in the $4,472,504 tax expense for the twelve months ended November 30, 2018 is approximately $3,078,100 of expense related to the reduction of the federal tax rate to 21% as of January 1, 2018 as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The decrease in the federal tax rate caused a decrease in the Company’s deferred tax asset which resulted in an increase in the income tax expense.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $108,000 and $108,000 for the years ended November 30, 2019 and 2018, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income (loss).

There was approximately $2,801,000 and $2,204,000 of U.S. income taxes paid for fiscal years ended November 30, 2019 and November 30, 2018, respectively.

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

At November 30, 2019, the Company had cash and cash equivalents of $6,541,037 as compared to $6,040,033 at November 30, 2018. The increase in cash and cash equivalents during the twelve months ended November 30, 2019 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2019 was $6,323,207 which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities in fiscal 2018 was $5,333,330 which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities in fiscal 2019 was $690,659 which was primarily attributable to cash used to purchase property and equipment.

Net cash used in investing activities in fiscal 2018 was $11,282,411 which was primarily attributable to cash used to purchase CordUse in the amount of $10,500,000 and purchases of property, equipment and sales and purchases of marketable securities and other investments and intangibles of $782,411.

Net cash used in financing activities in fiscal 2019 was $5,131,544, which was primarily attributable to the payments of $4,100,000 to repay the note payable described above and $45,000 to Cord Use and $992,244 used to repurchase common stock which was offset by the receipt of $5,700 from the exercise of stock options.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company records a valuation allowance when it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2019 and 2018.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the two-step goodwill impairment test is not required. If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the two-step goodwill impairment test is required. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

Stock Compensation

As of November 30, 2019, the Company has two stock-based employee compensation plans, which are described in Note 11 to the consolidated financial statements.

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2019, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

Contingent Consideration

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

The following consolidated financial statements of Cryo-Cell International, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of November 30, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss)

For the Fiscal Years Ended November 30, 2019 and 2018

Consolidated Statements of Cash Flows

For the Fiscal Years Ended November 30, 2019 and 2018

Consolidated Statements of Stockholders’ Deficit

For the Fiscal Years Ended November 30, 2019 and 2018

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are already included in the Notes to Consolidated Financial Statements included under this Item 8 or are inapplicable, and therefore have been omitted.

235 Peachtree Street NE	404 588 4200
Suite 1800	wipfli.com
Atlanta, GA 30303

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2018, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Porter Keadle Moore, LLC

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

February 28, 2019

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$6,541,037	$6,040,033
Marketable securities	904,053	875,689
Accounts receivable (net of allowance for doubtful accounts of $2,584,091 and $2,264,848, respectively)	6,097,331	5,867,335
Prepaid expenses	500,260	461,815
Inventory, current portion	1,084,533	1,260,557
Other current assets	260,397	254,465

Total current assets	15,387,611	14,759,894

Property and Equipment-net	1,846,467	1,493,401

Other Assets
Investment - Tiahne Stock	308,000	308,000
Intangible assets, net	1,249,254	1,341,336
Inventory, net of current portion	12,646,000	14,775,316
Goodwill	1,941,411	1,941,411
Deferred tax assets	9,079,994	7,656,897
Deposits and other assets, net	427,423	113,888

Total other assets	25,652,082	26,136,848

Total assets	$42,886,160	$42,390,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,369,111	$1,261,653
Accrued expenses	2,085,180	2,702,788
Current portion of note payable	3,100,000	3,100,000
Deferred revenue	8,875,138	8,365,284

Total current liabilities	15,429,429	15,429,725

Other Liabilities
Deferred revenue, net of current portion	23,633,373	20,317,231
Contingent Consideration	3,495,057	4,282,975
Note payable, net of current portion and debt issuance costs	5,856,152	9,843,510
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	34,409,582	35,868,716

Total liabilities	49,839,011	51,298,441

Commitments and contingencies (Note 13)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,598,909 issued and 7,510,884 outstanding as of November 30, 2019 and 13,596,409 issued and 7,800,833 outstanding as of November 30, 2018)	135,989	135,964
Additional paid-in capital	35,918,827	35,515,382
Treasury stock, at cost	(20,563,357)	(19,571,113)
Accumulated other comprehensive income	—	340,984
Accumulated deficit	(22,444,310)	(25,329,515)

Total stockholders’ deficit	(6,952,851)	(8,908,298)

Total liabilities and stockholders’ deficit	$42,886,160	$42,390,143

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	November 30,	November 30,
	2019	2018
Revenue:
Processing and storage fees	$29,991,972	$27,817,872
Public banking revenue	652,204	296,295
Licensee and royalty income	1,000,000	1,000,000
Product revenue	172,395	104,323

Total revenue	31,816,571	29,218,490

Costs and Expenses:
Cost of sales	10,036,175	8,539,662
Selling, general and administrative expenses	14,891,462	15,632,696
Impairment of public inventory	2,332,763	—
Change in fair value of contingent consideration	(742,918)	(415,280)
Research, development and related engineering	30,145	91,845
Depreciation and amortization	206,238	180,264

Total costs and expenses	26,753,865	24,029,187

Operating Income	5,062,706	5,189,303

Other Expense:
Other income (expense)	32,155	(24,723)
Interest expense	(1,703,446)	(1,546,900)

Total other expense	(1,671,291)	(1,571,623)

Income before income tax expense	3,391,415	3,617,680
Income tax expense	(1,100,641)	(4,472,504)

Net Income (Loss)	$2,290,774	$(854,824)

Net income (loss) per common share—basic	$0.29	$(0.11)

Weighted average common shares outstanding—basic	7,794,828	7,463,051

Net income (loss) per common share—diluted	$0.27	$(0.11)

Weighted average common shares outstanding—diluted	8,412,414	7,463,051

Other Comprehensive Income
Unrealized gain on marketable securities (net of tax)	$—	$300,119

Comprehensive Income (Loss)	$2,290,774	$(554,705)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,290,774	$(854,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	401,311	317,326
Impairment of public inventory	2,332,763	—
Loss on disposal of property and equipment	—	162,307
Change in fair value of contingent consideration	(742,918)	(415,280)
Compensatory element of stock options	397,770	478,378
Provision for doubtful accounts	767,128	727,483
Deferred income tax expense	(1,517,289)	2,378,491
Amortization of debt issuance costs	112,642	109,292
Changes in assets and liabilities:
Accounts receivable	(997,124)	(1,347,773)
Prepaid expenses	(38,445)	(20,796)
Inventory	(27,423)	316,650
Other current assets	(5,932)	(48,329)
Goodwill	—	66,565
Deposits and other assets, net	15,696	(85,000)
Accounts payable	107,458	(666,889)
Accrued expenses	(599,200)	120,313
Deferred revenue	3,825,996	4,095,416

Net cash provided by operating activities	6,323,207	5,333,330

Cash flows used in investing activities:
Purchases of property and equipment	(662,295)	(446,163)
Purchase of intangible asset	—	(200,000)
Purchases of marketable securities and other investments, net	(28,364)	(136,248)
Purchase of Cord Use	—	(10,500,000)

Net cash used in investing activities	(690,659)	(11,282,411)

Cash flows from financing activities:
Treasury stock purchases	(992,244)	—
Repayments of note payable	(4,100,000)	(3,291,665)
Proceeds from the exercise of stock options	5,700	170,925
Proceeds from note payable	—	9,000,000
Issuance costs associated with the proceeds from the note payable	—	(169,300)
Payment of Cord Use earnout	(45,000)	—

Net cash (used in) provided by financing activities	(5,131,544)	5,709,960

Increase (decrease) in cash and cash equivalents	501,004	(239,121)
Cash and cash equivalents - beginning of period	6,040,033	6,279,154

Cash and cash equivalents - end of period	$6,541,037	$6,040,033

Supplemental non-cash investing activities:
Unrealized gain on marketable securities, net of tax	$—	$300,119
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$(340,984)	$—

Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisition	$—	$20,103,661

Liabilities assumed in acquisition	$—	$1,405,406

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2017	12,899,517	$128,995	$31,373,048	$(19,571,113)	$40,865	$(24,474,691)	$(12,502,896)
Common stock issued	696,892	$6,969	$3,663,956				$3,670,925
Compensatory element of stock options			478,378				478,378
Unrealized loss on available for sale securities					300,119		300,119
Net loss						(854,824)	(854,824)

Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			397,770				397,770
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax ($94,192)						253,447	253,447
Treasury Stock				(992,244)			(992,244)
Net income						2,290,774	2,290,774

Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$—	$(22,444,310)	$(6,952,851)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 and 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in three reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use, the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells and cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. Revenues for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. Revenue for the cryogenic storage of umbilical cord blood stem cells for public use, stored at Duke University (see below), is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”), which distributes the cord blood units to transplant centers located in the United States and around the world. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”). As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900. At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI. As of November 30, 2019 and 2018, the Company had an interest of approximately 33% in the voting stock of SCTI. The accompanying consolidated financial statements as of November 30, 2019 and 2018 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2019 and November 30, 2018 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

During fiscal 2019 and 2018, there were no concentration of risks.

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

As of November 30, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $32,508,511, which will be recognized ratably on a straight-line basis over the contractual period of which $8,875,138 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the twelve months ended November 30, 2019, the Company recorded $35,300, in commission payments to customers under the RAF program as a reduction to revenue. As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date. The Company did not record any impairment losses in relation to costs capitalized. For the twelve months ended November 30, 2019, the Company capitalized additional contract acquisition costs of $87,518, net of amortization expense.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by products and services:

	Twelve months ended
	November 30, 2019	November 30, 2018
Processing and storage fees	$29,991,972	$27,817,872
Public banking revenue	652,204	296,295
Licensee and royalty income	1,000,000	1,000,000
Product revenue	172,395	104,323

	$31,816,571	$29,218,490

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2019	At Adoption
Contract assets (sales commissions)	$398,535	$329,231
Accounts receivables	$6,097,331	$5,867,335
Short-term contract liabilities (deferred revenue)	$8,875,138	$8,365,284
Long-term contract liabilities (deferred revenue)	$23,633,373	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2019.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at November 30, 2019
Contract assets (sales commissions)	$329,231	$88,569	($19,265)	$398,535
Accounts receivables	$5,867,335	$36,579,504	($36,349,508)	$6,097,331
Contract liabilities (deferred revenue)	$28,682,515	$18,759,963	($14,933,967)	$32,508,511

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

Inventory

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2019, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income (loss).

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any indicators of impairment as of November 30, 2019 and November 30, 2018, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (Note 2) over the estimated fair value of the net tangible, intangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the two-step goodwill impairment test is not required. If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the two-step goodwill impairment test is required. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2019 and 2018 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). Total advertising expense for the fiscal years ended November 30, 2019 and 2018 was approximately $981,448 and $986,664, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2019 and November 30, 2018, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	at November 30, 2019 Using
Description	November 30, 2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$904,053	$904,053	—	—

Total	$904,053	$904,053	—	—

Liabilities:
Contingent consideration	$3,495,057	$—	—	$3,495,057

Total	$3,495,057	$—	—	$3,495,057

Contingent Consideration:
Beginning Balance as of November 30, 2018	$4,282,975
Subtractions – Cord:Use earnout payment	(45,000)
Fair value adjustment as of November 30, 2019	(742,918)

Ending balance as of November 30, 2019	$3,495,057

		Fair Value Measurements
	Fair Value at	at November 30, 2018 Using
Description	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Trading securities	$68,816	$68,816	—	—
Available-for-sale securities	806,873	806,873	—	—

Total	$875,689	$875,689	—	—

Liabilities:
Contingent consideration	$4,282,975	$—	—	$4,282,975

Total	$4,282,975	$—	—	$4,282,975

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Trading securities – Fair values for these investments are based on quoted prices of identical securities in active markets and are therefore classified within Level 1 of the fair value hierarchy. For trading securities, there was approximately ($28,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the twelve months ended November 30, 2018.

Available-for-sale securities – These investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed using the first in, first out (FIFO) method and reported as income or loss in the period of disposition in the accompanying consolidated statements of comprehensive income (loss). For available-for-sale securities, there was approximately $300,000 in unrealized holding gains (loss), net of tax, respectively, reported as comprehensive income on the accompanying statements of comprehensive income (loss) for the year ended November 30, 2018.

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income. Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities. As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption. Prior periods have not been restated for the impact of this accounting change. There was $28,000 in unrealized holding gain recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the twelve months ended November 30, 2019.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at November 30, 2019. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Income (Loss) per Common Share

Basic income (loss) per common share was computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net (loss) income per share is as follows:

	November 30, 2019	November 30, 2018
Numerator:
Net income (loss)	$2,290,774	($854,824)
Denominator:
Weighted-average shares outstanding-basic	7,794,828	7,463,051
Dilutive common shares issuable upon exercise of stock options	617,586	—

Weighted-average shares-diluted	8,412,414	7,463,051

Income(Loss) per share:
Basic	$0.29	($0.11)

Diluted	$0.27	($0.11)

For the year ended November 30, 2019, the Company excluded the effect of 70,136 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2018, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2019, the Company has two stock-based employee compensation plans, which are described in Note 11 to the consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $398,000 and $478,000 for the fiscal years ended November 30, 2019 and November 30, 2018, respectively, of stock compensation expense. The Company reversed $444,000 of stock compensation expense during the twelve months ended November 30, 2018 as the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock pursuant to the terms of their Employment Agreements. The reversal had no impact on the accompanying consolidated statements of comprehensive income (loss) as other compensation expense was recognized to offset the reversal.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the reported results of operations.

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

The Company incurred $580,000 in costs associated with the acquisition of Cord:Use.

The following summarizes the fair value of the consideration of the Acquisition as of the purchase date:

Consideration
Cash	$10,500,000
Cryo-Cell common stock	3,500,000
Cord blood inventory earnout	4,698,255

Consideration	$18,698,255

The following summarizes the allocation of the total purchase price for the Acquisition:

Accounts receivable	$188,019
Inventory	16,037,957
Prepaid expenses	68,867
Property and equipment	568,407
Other asset—Tianhe capital stock	308,000
Brand	31,000
Customer relationships	960,000

Total identifiable net assets acquired	18,162,250

Less: Deferred revenue	(1,405,406)

Goodwill	1,941,411

Total	$18,698,255

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

The Tianhe capital stock is an investment that is valued based on fair value. Cord:Use had a supply and equity participation agreement with Tianhe who is engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans.

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

Twelve months ended November 30, 2018
Revenue	$31,388,278
Net income (loss)	($2,658,679)
Earnings (loss) per share:
Basic	($0.36)
Diluted	($0.36)

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

The components of inventory at November 30, 2019 and November 30, 2018 are as follows:

	As of November 30, 2019	As of November 30, 2018
Raw materials	$—	$—
Work-in-process	149,972	188,085
Work-in-process – Public Bank	—	—
Finished goods	52,451	5,262
Finished goods – Public Bank	13,491,375	15,831,081
Collection kits	44,453	19,163
Inventory reserve	(7,718)	(7,718)

Total inventory	$13,730,533	$16,035,873

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

Intangible assets were as follows as of November 30, 2019 and 2018:

	Useful lives	November 30, 2019	November 30, 2018
Patents	10-20 years	$234,570	$234,570
Less: Accumulated amortization		(35,526)	(23,663)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(155,194)	(123,528)
Customer relationships – Prepacyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(6,329)	(5,276)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(15,500)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(48,000)	(16,000)

Net Intangible Assets		$1,249,254	$1,341,336

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:

2020	$67,667
2021	$67,667
2022	$67,667
2023	$67,667
2024	$67,667
Thereafter	$910,919

Total	$1,249,254

Amortization expense of intangibles was approximately $92,000 and $76,000 for the twelve months ended November 30, 2019 and November 30, 2018, respectively.

Note 5– Note Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of November 30, 2019, and November 30, 2018, the Company paid interest of $646,744 and $589,583, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2019, and November 30, 2018, $112,642 and $109,293, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

As of November 30, 2019, and November 30, 2018, the note payable obligation was as follows:

	November 30, 2019	November 30, 2018
Note payable	$9,108,433	$13,208,433
Unamortized debt issuance costs	(152,281)	(264,923)

Net note payable	$8,956,152	$12,943,510

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	5,856,152	9,843,510

Total	$8,956,152	$12,943,510

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2020	3,100,000
2021	3,100,000
2022	2,908,433

Total	$9,108,433

Interest expense on the note payable for the years ended November 30, 2019 and November 30, 2018 was as follows:

	November 30, 2019	November 30, 2018
Interest expense on notes payable	$646,744	$589,583
Debt issuance costs	112,642	109,293

Total interest expense	$759,386	$698,876

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax (expense) benefit, other comprehensive loss, and assets for the years ended November 30, 2019 and 2018:

	For the years ended November 30,
	2019	2018
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$30,991,972	$28,817,872
PrepaCyte CB	172,395	104,323
Public cord blood banking	652,204	296,295

Total net revenue	$31,816,571	$29,218,490

Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$8,490,824	$7,744,208

PrepaCyte CB	249,487	169,397
Public cord blood banking	1,295,864	626,057

Total cost of sales	$10,036,175	$8,539,662

Operating profit:
Umbilical cord blood and cord tissue stem cell service	$8,152,475	$5,620,394
PrepaCyte CB	(113,346)	(101,329)
Public cord blood banking	(2,976,423)	(329,762)

Total operating profit	$5,062,706	$5,189,303

Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$365,057	$281,072
PrepaCyte CB	36,254	36,254
Public cord blood banking	—	—

Total depreciation and amortization	$401,311	$317,326

Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,703,446	$1,546,900
PrepaCyte CB	—	—
Public cord blood banking	—	—

Total interest expense	$1,703,446	$1,546,900

Income tax (expense) benefit:

Umbilical cord blood and cord tissue stem cell service	$(1,100,641)	$(4,472,504)

PrepaCyte CB	—	—
Public cord blood banking	—	—

Total income tax (expense) benefit	$(1,100,641)	$(4,472,504)

Other comprehensive income (loss):
Umbilical cord blood and cord tissue stem cell service	$—	$300,119
PrepaCyte CB	—	—
Public cord blood banking	—	—

Total other comprehensive income (loss)	$—	$300,119

The following table shows the assets by segment as of November 30, 2019 and November 30, 2018:

	2019	2018
Assets:
Umbilical cord blood and cord tissue stem cell service	$28,975,002	$26,239,260
PrepaCyte CB	289,804	319,802
Public cord blood banking	13,621,354	15,831,081

Total assets	$42,886,160	$42,390,143

NOTE 7—ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2019 and 2018:

December 1, 2017	$2,098,991
Bad Debt Expense	727,483
Write-offs	(907,263)
Recoveries	345,637

November 30, 2018	2,264,848
Bad Debt Expense	767,128
Write-offs	(756,688)
Recoveries	308,803

November 30, 2019	$2,584,091

NOTE 8—PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2019	2018
Furniture and equipment	$6,568,205	$5,905,910
Leasehold improvements	1,200,934	1,200,934
Computer software – internal use	1,194,039	1,194,039

	8,963,178	8,300,883
Less: Accumulated Depreciation	(7,116,711)	(6,807,482)

Total Property and Equipment	$1,846,467	$1,493,401

Depreciation expense was approximately $309,000 in fiscal 2019 and approximately $241,000 in fiscal 2018 of which approximately $195,000 and $137,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive income (loss).

NOTE 9—ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2019	2018
Professional fees	$115,000	$14,867
Payroll and payroll taxes (1)	513,108	1,021,004
Interest expense	950,300	864,676
General expenses	330,726	478,449
Federal and state taxes	176,046	323,792

	$2,085,180	$2,702,788

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2019 and November 30, 2018.

NOTE 10—INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2019 and 2018.

	2019	2018
Current:
Federal	$1,637,000	$1,467,000
State	769,000	622,000
Foreign	108,000	108,000

Subtotal	2,514,000	2,197,000
Deferred:
Federal	(1,106,000)	2,716,000
State	(307,000)	(441,000)
Foreign	—	—

Subtotal	(1,413,000)	2,275,000

Income Tax Expense	$1,101,000	$4,472,000

As of November 2019 and 2018, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2019	2018
Tax Assets:
Deferred income (Net of Discounts)	$6,256,000	$5,157,000
Tax over book basis in unconsolidated affiliate	1,224,000	1,214,000
Accrued payroll	82,000	257,000
Reserves and other accruals	1,589,000	868,000
Stock compensation	411,000	330,000
Depreciation and Amortization	450,000	428,000
Transaction costs	18,000	18,000
RSA Buy-out	1,095,000	1,210,000

Total Assets:	11,125,000	9,482,000
Tax Liabilities:
Unrealized gains on marketable securities	(117,000)	(112,000)
NOL’s credits, and other carryforward items	(282,000)	(79,000)

Total Liabilities:	(399,000)	(191,000)
Less: Valuation Allowance	(1,646,000)	(1,634,000)

Net Deferred Tax Asset	$9,080,000	$7,657,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2019 and November 30, 2018, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($12,000) and ($711,000) during the years ended November 30, 2019 and 2018, respectively. The change for year ended November 30, 2019 was primarily due to changes in statutory rates. The change for year ended November 30, 2018 was a result of the revaluation impact of the Tax Cuts and Jobs Act of 2017 which reduced the federal tax rate from 34% to 21%.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2019	%	2018	%
Tax at Federal Statutory Rate	733,198	21.00	799,507	22.10
State Income Tax Effect	220,527	6.32	216,608	5.99
Valuation Allowance Release	—	0.00	—	0.00
Tax Compensation Differences	26,330	0.75	260,845	7.21

Permanent Disallowances	76,775	2.20	149,141	4.12
Impact of Tax Reform	—	0.00	3,078,094	85.08
Deferred Repricing	24,533	0.70	(28,337)	(0.78)
Other	19,278	(0.10)	(3,354)	(0.09)
Foreign tax credits	(108,150)	(3.10)	(108,314)	(2.99)
Foreign tax withholding	108,150	3.10	108,314	2.99

Total income taxes	$1,100,641	30.87	$4,472,504	123.63

The Company adopted the accounting standard for uncertain tax positions, ASC 740-10, on December 1, 2007. As required by the standard, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. There were no uncertain tax positions as of November 30, 2019 and 2018.

There was approximately $2,801,000 and $2,204,000 of U.S. income taxes paid for the fiscal years ended November 30, 2019 and November 30, 2018, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2019 and 2018, the Company had no material provisions for interest or penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2019:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2015 – 2018	N/A
United States – Various States	2013 – 2018	N/A

NOTE 11—STOCKHOLDERS’ EQUITY.

Common Stock Issuances

During the year ended November 30, 2019, the Company issued 2,500 common shares to option holders who exercised options for $5,700. During the year ended November 30, 2018, the Company issued 63,750 common shares to option holders who exercised options for $170,925.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of November 30, 2019, and November 30, 2018, there were 325,000 and 380,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2019, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. See the Company’s Proxy Statement filed with the Securities and Exchange Commission on October 29, 2019 in connection with the Company’s 2019 Annual Meeting (the “2019 Proxy Statement”). As of November 30, 2019, there were 763,274 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2018, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,415 performance-based and 116,240 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2019, there were 667,479 shares available for future issuance under the 2012 Plan.

The Company granted 1,500 options to an optionee during the second fiscal quarter of 2019 as approved by the Board of Directors. These options were not issued under either the 2006 or 2012 Plan.

As discussed in further detail in the 2019 Proxy Statement, on or about March 26, 2018, the Company received a letter from counsel for a purported stockholder. Among other things, the letter identified equity awards allegedly made in violation of the 2012 Plan. The Board formed a committee of directors (the “Demand Review Committee”) to (among other things) conduct an investigation of the allegations in that letter. After completing its investigation, the Demand Review Committee determined that 1,129,247 restricted stock performance based awards were granted in violation of the 2012 Plan and the Delaware General Corporation Law (“DGCL”). The Demand Review Committee also determined that 70,270, 75,000 and 77,500 stock option awards were granted in violation of the 2012 Plan, the 2006 Plan, the 2000 Stock Incentive Plan, respectively, as amended (the “2000 Plan”) and the DGCL. Annex II attached to the 2019 Proxy Statement describes each of these awards and the applicable Plan that the awards were purportedly granted under, and Annexes I and II of the 2019 Proxy Statement describe each defective award and defective stock issuance identified by the Demand Review Committee (the “Defective Awards and Issuances”).

Based on the recommendation of the Demand Review Committee, the Board of Directors approved that 776,798 restricted stock performance based awards be ratified that were in violation of the 2012 Plan and that 352,449 restricted stock performance based awards be surrendered for cash in the amount of $1,436,244 that were in violation of the 2012 Plan. The Board of Directors also approved the recommendation that 45,000 stock option awards not be ratified and 177,770 stock options be ratified under the 2012 Plan, the 2006 Plan and the 2000 Stock Incentive Plan. The proposed treatment of each award and issuance is listed on Annexes I and II in the manner identified in the column entitled “Recommended Disposition” in each of those Annexes and recommended to the Company’s stockholders that such awards and issuances be ratified as proposed by the Recommended Dispositions. On November 21, 2019, the Company held its Annual Meeting of Stockholders. At the 2019 Annual Meeting, the Company’s stockholders considered various matters presented to them, including the ratification of certain equity-based awards and stock issuances made pursuant to the Company’s incentive Plans, as well as the approval of certain amendments to those incentive Plans. All such matters presented to the stockholders were duly approved by the stockholders at the 2019 Annual Meeting. Accordingly, all references contained herein to the number of options or shares of common stock granted under the Company’s incentive Plans, the value thereof, and the number of securities that remain available for future issuance under the Company’s 2012 Plan for all periods presented in this Annual Report on Form 10-K have been calculated and are being presented after taking into account the ratification and surrender of the Defective Awards and Issuances in accordance with the Recommended Disposition, as further described in the 2019 Proxy Statement.

Under the DGCL, any claim that the defective corporate acts, or the shares of stock or awards, listed as having been purportedly issued or granted on Annexes I and II, are void or voidable due to the failures of authorization listed on Annex III, or that the Delaware Court of Chancery should declare in its discretion that the ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the 2019 Annual Meeting, which was on November 21, 2019.

Service-based vesting condition options

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted to employees is based upon historical exercise data. Expected dividends are based on the historical trend of the Company not issuing dividends.

Variables used to determine the fair value of the options granted for the years ended November 30, 2019 and November 30, 2018 are as follows:

	2019	2018
Weighted average values:
Expected dividends	0%	0%
Expected volatility	64.02%	50.85%
Risk free interest rate	1.55%	2.67%
Expected life	8.4 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2019, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2018	1,001,365	$2.77	3.97	$4,580,967
Granted	143,409	7.55		4,851
Exercised	(2,500)	2.28		14,175
Expired/forfeited	(52,500)	4.82		143,450

Outstanding at November 30, 2019	1,089,774	3.30	3.91	$4,648,111

Exercisable at November 30, 2019	964,540	2.75	3.33	$4,644,277

The weighted average grant date fair value of options granted during the years ended November 30, 2019 and November 30, 2018 was $5.02 and $3.23, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2019 or November 30, 2018, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2019 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	422,500	2.10	$1.73	422,500	$1.73
$2.01 to $3.00	265,000	2.11	$2.72	265,000	$2.72
$3.01 to $4.00	204,729	6.23	$3.14	204,729	$3.14
$6.01 to $7.00	2,500	4.65	$6.50	1,667	$6.50
$7.01 to $8.00	195,045	7.84	$7.63	70,644	$7.67

	1,089,774	3.91	$3.30	964,540	$2.75

A summary of the status of the Company’s non-vested options as of November 30, 2019, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2018	40,254	$3.06
Granted	143,409	5.02
Vested	(58,429)	4.36
Forfeited	—	—

Non-vested at November 30, 2019	125,234	$4.70

As of November 30, 2019, there was approximately $519,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.16 years as of November 30, 2019. The total fair value of options vested during the fiscal year ended November 30, 2019 was approximately $255,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of March 8, 2018, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options that vested through the twelve months ended November 30, 2019 and November 30, 2018 was approximately $77,000 and $62,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

During the second fiscal quarter of 2018, the Company entered into an Amendment Agreement (“CIO Agreement”) with the Company’s CIO. Per the CIO Agreement, the CIO is to receive a base grant equity award in the form of qualified stock options of the Company’s common stock. As of May 21, 2018, Oleg Mikulinsky was granted 8,000 stock options of the Company’s common stock. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2018 and the remaining 1/3 on November 30, 2019. The fair value of the options that vested through the twelve months ended November 30, 2019 and November 30, 2018 was approximately $18,000 and $10,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019 and 2018, 15,756 and 13,332, respectively, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options as of November 30, 2019 and November 30, 2018 was approximately $182,00 and $144,300, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the 2018 Employment Agreements. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of these options as of November 30, 2019 was approximately $86,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). As of November 30, 2019, there was approximately $172,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. During fiscal 2019 and 2018, 2,666, respectively, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options as of November 30, 2019 and November 30, 2018 was approximately $19,200 and $13,500, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and the per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of these options as of November 30, 2019 was approximately $8,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). As of November 30, 2019, there was approximately $15,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Restricted common shares

Based upon performance measures being obtained during prior fiscal years, David Portnoy and Mark Portnoy earned 304,946 and 265,172 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000 each paid in fiscal 2018. Per the recommendation of the DCCL, as described above, David Portnoy and Mark Portnoy surrendered 157,472 and 134,977 commons shares, respectively, for cash which amounted to $534,917 and $457,327, respectively in 2019.

Based upon performance measures being obtained during prior fiscal years, Oleg Mikulinsky was granted 34,349 shares of common stock.

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

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. The cap(s) are calculated based on Lifecell’s fiscal year end, March 31st. As of the end of the Company’s fiscal years ended November 30, 2019 and November 30, 2018, Lifecell had reached the $1,000,000. Since inception of the License and Royalty Agreement, the Company has recorded $9,300,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $8,400,000 as of November 30, 2019. The balance of $900,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2019 and 2018. The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income (loss).

	For the years ended November 30,
	2019			2018
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total
India	—	1,000,000	1,000,000	—	1,000,000	1,000,000

Total	$—	$1,000,000	$1,000,000	$—	$1,000,000	$1,000,000

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.    `

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2019.

Rent charged to operations was $322,984 and $312,307 for the fiscal years ended November 30, 2019 and 2018, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

The future minimum rental payments under the operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2020	$228,148
2021	$224,928
2022	$18,744

Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of November 30, 2019.

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

NOTE 14—RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2019 and November 30, 2018, the Company made matching contributions of approximately $205,000 and $158,000, respectively, to the 401(k) Plan.

NOTE 15—REVENUE SHARING AGREEMENTS (“RSAs”)

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

The Company made total payments to all RSA holders of $832,587 and $671,245 for the fiscal years ended November 30, 2019 and 2018, respectively. The Company recorded an RSA accrual of $909,765 and $798,292 as of November 30, 2019 and 2018, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $944,060 and $848,024 for the fiscal years ended November 30, 2019 and 2018, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income (loss).

NOTE 16 –SHARE REPURCHASE PLAN

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

In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company established an independent committee of the Board of Directors to review this issue. After completing its investigation, the independent committee determined that certain restricted stock awards and certain performance-based awards were granted in violation of the 2012 Plan (See Note 11). The Company repurchased 292,449 shares that were surrendered.

As of November 30, 2019, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company purchased 292,449 and 0 shares of the Company’s common stock during the twelve months ended November 30, 2019 and November 30, 2018, respectively, at an average price of $3.39 per share and $0.00 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2019 and November 30, 2018. As of November 30, 2019, and November 30, 2018, 6,093,535 and 5,801,086 shares, respectively, were held as treasury stock.

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

On August 2, 2019, the Company entered into mutual releases with each of the Co-CEOs and certain directors and officers of the Company who received incentive awards that were submitted for ratification at the 2019 Annual Meeting or forfeited in connection therewith. The Company and each counterparty to a mutual release are agreeing, among other things, not to pursue certain claims relating to such ratification and surrenders).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company established an independent committee of the Board of Directors to review this issue. (See Note 11 for the independent committee’s conclusion) As part of this resolution, management is reviewing the Company’s disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2019. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the year ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 57, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, a director and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 56, Co-Chief Executive Officer. Mr. Portnoy has served as a director and Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 60, has served as a director since August 2011. Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 66, has served as a director since August 2011. Since 2012 Mr. Gaines has been a Managing Director of Harpeth Fund Advisors, a division of Harpeth Capital LLC, an investment banking and private equity fund placement agent headquartered in Nashville, Tennessee. We believe that Mr. Gaines’ business experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s business.

Harold D. Berger, age 56, has served as a director since August 2011. Mr. Berger is a certified public accountant. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Arthur Ellis, age 55, has served as a director since 2018. Mr. Ellis is a licensed attorney. Mr. Ellis received his AB and AM from The University of Chicago and his JD from Boston University. Mr. Ellis is a practicing attorney who regularly advises businesses on a broad range of legal issues from negotiating new business ventures through client disputes and litigation. Mr. Ellis currently serves as the treasurer of The Uptown People’s Law Center (UPLC), a legal aid clinic in serving residents of the Uptown neighborhood in Chicago and protecting the rights of prisoners in the Illinois Department of Corrections. Mr. Ellis served as chairman of the board of UPLC from 2008 through 2019. From 1995 through 2011, Mr. Ellis also founded and ran The Nanny Tax Company a company providing tax reporting services to domestic employers across the United States. Mr. Ellis previously served as a director for City National Bancshares, Inc. We believe that Mr. Ellis’ business and legal experience provide the Board with general business acumen, legal experience and assists in working with outside counsel.

Brian Sheehy, age 49, has served as a director since 2018. Mr. Sheehy received his B.A. in Biochemistry and Environmental Science from the University of California, Berkeley, his M.A. from University of Exeter and his M.D. from New York Medical College. Mr. Sheehy is the founder and managing partner, since 2010, of IsZo Capital. Mr. Sheehy was the cofounder in 2002 of Black Horse Capital and managing partner until 2008. He is also a Chartered Financial Analyst. We believe that Mr. Sheehy’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not as directors of the Company is set forth below:

Jill Taymans, age 50, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 47, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2019 and November 30, 2018 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2019 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option and Restricted Common Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
David Portnoy Co-Chief Executive Officer	2019 2018	$ $	602,085 547,350	$ $	50,000 304,083	$ $	34,978 130,143	$ $	0 0	$ $	0 0	$ $	687,063 981,576
Mark Portnoy Co-Chief Executive Officer	2019 2018	$ $	478,995 435,450	$ $	40,000 241,916	$ $	32,512 79,284	$ $	0 0	$ $	0 0	$ $	551,507 756,650
Jill M. Taymans Vice President Finance, Chief Financial Officer	2019 2018	$ $	190,000 187,197	$ $	11,500 11,500	$ $	— —	$ $	0 0	$ $	0 0	$ $	201,500 198,697
Oleg Mikulinsky Chief Information Officer	2019 2018	$ $	250,000 250,114	$ $	8,333 27,775	$ $	16,611 59,689	$ $	0 0	$ $	0 0	$ $	274,944 337,578

(1)

Represents the dollar amount recognized for financial reporting purposes in fiscal 2019 and 2018. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 11, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

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

A cash bonus pool along with Company performance targets and individual performance objectives are established at the beginning of each fiscal year by the Compensation Committee. At the end of the fiscal year each performance target is measured and bonuses are paid if the set performance targets established at the beginning of the fiscal year are attained. A percentage of the pre-determined cash bonus pool is paid to the named executive officer depending on the performance targets met by the Company and the individual. In fiscal 2018 and 2019, pursuant to their Employment Agreements, the Company’s Co-CEOs were entitled to a cash bonus equal to the sum of (x) 11.11% of base salary times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) 11.11% times the number of three subjective performance criteria achieved (as determined in the sole discretion of the Compensation Committee of the Board of Directors after consultation with Co-CEOs, respectively). In fiscal 2018 and 2019, pursuant to his Employment Agreement, the Company’s Chief Information Officer was entitled to a cash bonus equal to a percentage of 20% of his Base Salary equal to the sum of (x) 11.11% of base salary times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) up to 33.33% times the number of three subjective performance criteria achieved (as subjectively determined by the Co-CEOs in their sole discretion). In fiscal 2019 and 2019, the Company’s Chief Financial Officer was entitled to a discretion cash bonus, pursuant to her Employment Agreement.

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

In fiscal 2019, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on an increase of net revenue as of November 30, 2019, of 12%, 14% and 16%, respectively, and the Company’s weighted average stock price as of November 30, 2019 of $9.50, $10.50 and $11.50, respectively. In fiscal 2019, Cash bonuses were earned and are payable to the Co-CEO’s, Chief Information Officer and Chief Financial Officer in amounts totaling $50,000, $40,000, $8,333 and $11,500, respectively. In fiscal 2018, the Company’s threshold, target and stretch performance standards required to earn cash bonuses were based on an increase of net revenue as of November 30, 2018, of 6%, 8% and 10%, respectively, and the Company’s weighted average stock price as of November 30, 2018 of $8.75, $9.50 and $10.25, respectively. In fiscal 2018, cash bonuses were paid to the Co-CEO’s, Chief Information Officer and Chief Financial Officer totaling $304,053, $241,892, $27,775 and $11,500, respectively.

In fiscal 2019, pursuant to their Employment Agreements, David Portnoy and Mark Portnoy, the Company’s Co-CEOs, were granted 23,636 and 20,000 stock options, respectively. One-third of each grant vested upon grant, one-third will vest on December 1, 2020 and one-third will vest on November 30, 2021. In addition, the Employment Agreements for David Portnoy and Mark Portnoy provide that they are entitled to receive up to an additional 47,273 and 40,000 stock options, respectively, based on performance, with award being equal to the sum of (x) 11.11% times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) 11.11% times the number of three subjective performance criteria achieved (as determined in the sole discretion of the Compensation Committee of the Board of Directors after consultation with Co-CEOs, respectively). In 2019, neither of the Co-CEOs received any performance-based stock options.

In fiscal 2018, David Portnoy and Mark Portnoy, the Company’s Co-CEOs, were granted 23,636 and 20,000 stock options, respectively. One-third of each grant vested upon grant, one-third vested on December 1, 2018 and one-third vested on December 1, 2019. In addition, the Employment Agreements for David Portnoy and Mark Portnoy provide that they are entitled to receive up to an additional 47,273 and 40,000 stock options, respectively, based on performance, with award being equal to the sum of (x) 11.11% times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) 11.11% times the number of three subjective performance criteria achieved (as determined in the sole discretion of the Compensation Committee of the Board of Directors after consultation with Co-CEOs, respectively). In fiscal 2018, David Portnoy and Mark Portnoy were granted 26,243 and 22,222 performance-based stock options, respectively.

In fiscal 2019, pursuant to his Employment Agreement, the Company’s Chief Information Officer was granted 8,000 stock options. One-third vested upon grant, one-third will vest on December 1, 2020 and one-third will vest on November 30, 2021. In addition, pursuant to his Employment Agreement, the Company’s CIO is entitled to up to 8,000 stock options based on performance, with the award being equal to the sum of (x) the product of 11.11% and the number of the net revenue and weighted average stock price performance goals achieved at the “threshold”, “target” and “stretch” levels and (y) up to 33.33% at the discretion of the Co-CEOs based on his subjective performance. In 2019, no performance-based stock options were issued to the Chief Information Officer.

In fiscal 2018, pursuant to his Employment Agreement, the Company’s Chief Information Officer was granted 8,000 stock options. One-third vested upon grant, one-third vested on December 1, 2018 and one-third vested on December 1, 2019. In addition, pursuant to his Employment Agreement, the Company’s CIO is entitled to up to 8,000 stock options based on performance, with the award being equal to the sum of (x) the product of 11.11% and the number of the net revenue and weighted average stock price performance goals achieved at the “threshold”, “target” and “stretch” levels and (y) up to 33.33% at the discretion of the Co-CEOs based on his subjective performance. In 2018, 4,444 performance-based stock options were issued to the Chief Information Officer.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On March 8, 2018, the Company entered into new two-year employment agreements, effective December 1, 2017, with David Portnoy, Co-Chief Executive Officer of the Company, and Mark Portnoy, Co-Chief Executive Officer of the Company. The agreements superseded and replaced prior employment agreements with each of the executives. The employment agreements expired on November 30, 2019 and have not been renewed. The Company and the Co-CEOs are, currently negotiating new employment agreements and, as of the date hereof, the Co-CEOs are receiving a base salary consistent with the base salary stipulated in their employment agreements.

The agreements provided for an annual base salary of $547,350 for David Portnoy and $435,450 for Mark Portnoy. In addition to base salary. the agreements also provided for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment shall be at the Company’s offices in Miami, Florida, provided he shall travel to the Company’s headquarters as necessary to fulfill his responsibilities under the agreement. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay each executive up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2020.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer. Under the Mikulinksy Employment Agreement, the one-year term was automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. On May 1, 2013, the Company entered into an Amendment Agreement amending certain terms of the Mikulinsky Employment Agreement dated March 5, 2012. On April 18, 2016, the Company entered into a second Amendment Agreement (the “Amendment”), effective December 1, 2015, amending certain terms of the Amendment Agreement dated May 1, 2013 and Mikulinsky Employment Agreement dated March 5, 2012. On May 18, 2018, the Company entered into an Amendment Agreement (the “Amendment”), effective December 1, 2017, amending certain terms of the Amendment Agreement dated April 20, 2016, Amendment Agreement dated May 1, 2013 and Employment Agreement dated March 5, 2012. The term of the Amendment is two years (“Initial Term”) and shall be automatically extended for successive additional one-year periods (“Additional Employment Terms”) unless, at least thirty (30) days prior to the end of the Initial Term or an Additional Employment Term, the Company or the Executive has notified the other in writing that the Agreement shall terminate at the end of the then-current term. The ending date of the current term of the Mikulinksy Employment Agreement is November 30, 2020.

Pursuant to the Amendment, the Executive’s base salary was $250,000 (the “Base Salary”).

At all times during the term of the Mikulinsky Employment Agreement (as the same may be extended), Mr. Mikulinsky will be eligible for discretionary merit increases and base salary adjustments, in addition to cash and equity annual bonuses discussed above. The Mikulinsky Employment Agreement provides he will also be eligible for long-term incentive awards provided to the Company’s senior executives generally, on terms finally determined by the compensation committee of the Company’s board of directors.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2019:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)		Option Expiration Date
David Portnoy	August 31, 2011 December 1, 2011 April 15, 2016 March 8, 2018 (1) August 30, 2019 (1)	100,000 200,000 70,270 23,636 26,243	$ $ $ $ $	2.90 1.72 3.14 7.92 7.53	August 31, 2021 December 1, 2021 April 15, 2026 March 8, 2023 August 30, 2029
Mark Portnoy	August 31, 2011 December 1, 2011 April 15, 2016 March 8, 2018 (1) August 30, 2019 (1)	100,000 200,000 59,459 20,000 22,222	$ $ $ $ $	2.90 1.72 3.14 7.92 7.53	August 31, 2021 December 1, 2021 April 15, 2026 March 8, 2023 August 30, 2029
Jill Taymans	June 2, 2016	7,500		$3.10	June 3, 2026
Oleg Mikulinsky	March 5, 2012 April 18, 2016 May 21, 2018 (1) September 4, 2019 (1)	20,000 40,000 8,000 4,444	$ $ $ $	2.05 3.20 7.49 7.13	March 5, 2022 April 18, 2026 May 21, 2028 September 4, 2029

(1)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as directors or as members of board committees. Effective November 25, 2019, non-employee directors are paid an annual retainer in the amount of $25,500. Each non-employee director receives an annual stock option grant in the amount of 5,300 shares on the date of the annual stockholders meeting in each year with an exercise price equal to the fair market value of the common stock on the date of grant. Prior to November 25, 2019, non-employee directors were paid an annual retainer in the amount of $15,000 and an attendance fee of $4,000 for each board meeting and $2,000 for each telephonic quarterly board meetings, a $1,000 fee per committee per year and reimbursed for their reasonable expenses incurred for attending a meeting. Prior to November 25, 2019, each non-employee director received an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year. All of such stock options had an exercise equal to the fair market value of the common stock on the date of grant.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2019:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$30,750	$10,422	$41,172
George Gaines	$31,750	$10,422	$42,172
Jonathan Wheeler	$31,750	$10,422	$42,172
Arthur Ellis	$31,750	$35,871	$67,621
Brian Sheehy	$25,750	$35,871	$61,621

(1)

Represents the dollar amount recognized for financial reporting purposes in fiscal 2019 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 11, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 21, 2020 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Mary J. Nyberg Trustee of the CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (3)	600,000	7.95%
CU Blood, Inc. (4)	465,426	6.17%
Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (5)	509,000	6.75%
Current directors, nominees and executive officers:
David Portnoy (6)	1,455,714	18.30%
Mark Portnoy (7)	958,964	12.09%
George Gaines (8)	1,112,908	14.67%
IsZo Capital LP(9)	493,074	6.53%
Harold Berger (10)	65,838	*
Jonathan Wheeler (11)	104,708	1.38%
Arthur Ellis (12)	125,746	1.66%
Jill Taymans (13)	52,896	*
Oleg Mikulinsky(14)	101,164	1.33%
All current directors and executive officers as a group (9 persons) (15)	4,471,013	52.39%

*	Less than 1%.

(1)

Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 21, 2020 by (ii) the sum of (a) 7,545,613 which is the number of shares of common stock outstanding as February 21, 2020 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 21, 2020 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(2)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 21, 2020. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(3)

Mary J. Nyberg, as trustee of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A on January 17, 2018 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 600,000 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which this trust has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.

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

(5)

Adam Fleishman as trustee of Adam Fleishman Trust April 13, 2001 filed a 13G on January 5, 2015 (”the Schedule 13G”) reporting the following beneficial ownership: (i) 279,000 shares of common stock held by Adam Fleishman Trust dated April 13, 2001, as to which this trust has sole power to vote and dispose or direct the disposition, and (ii) 230,000 shares of common stock held by Adam Fleishman. Beneficial ownership information is supplied per the Schedule 13G. The address for Adam Fleishman is 775 Summit Drive, Deerfield, Illinois 60015.

(6)

Includes 58,011 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 424,661 shares he owns individually, 151,224 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 78,864 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; and 9,122 shares held by David Portnoy as custodian for his minor daughter. Includes 410,532 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.

(7)

Includes 18,055 shares of Common Stock held directly through a 401(k)-plan account, 482,514 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 386,866 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.

(8)	Includes 39,708 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.
(9)

Includes 484,199 shares of Common Stock held by IsZo Capital L.P (the “Fund”)., IsZo Capital GP LLC (“IsZo GP”), IsZo Capital Management LP (“ICM”) and Brian Sheehy. Also, includes 8,875 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.

(10)	Includes 39,708 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.
(11)	Includes 39,708 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.
(12)	Includes 8,875 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.

(13)	Includes 7,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.
(14)	Includes 46,815 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.
(15)	Includes 988,588 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 21, 2020.

As discussed in further detail in the Company’s Proxy Statement filed with the Securities and Exchange Commission on October 29, 2019 in connection with the Company’s 2019 Annual Meeting (the “2019 Proxy Statement”), on or about March 26, 2018, the Company received a letter from counsel for a purported stockholder. Among other things, the letter identified equity awards allegedly made in violation of the 2012 Plan. The Board formed a committee of directors (the “Demand Review Committee”) to (among other things) conduct an investigation of the allegations in that letter. After completing its investigation, the Demand Review Committee determined that certain restricted stock awards and certain performance-based awards were granted in violation of the 2012 Plan and the Delaware General Corporation Law (“DGCL”). The Demand Review Committee also determined that certain stock option awards were granted in violation of the 2012 Plan, the 2006 Plan, the 2000 Stock Incentive Plan, as amended (the “2000 Plan”) and the DGCL. Annex II attached to the 2019 Proxy Statement describes each of these awards and the applicable Plan that the awards were purportedly granted under, and Annexes I and II of the 2019 Proxy Statement describe each defective award and defective stock issuance identified by the Demand Review Committee (the “Defective Awards and Issuances”).

Based on the recommendation of the Demand Review Committee, the Board of Directors approved the proposed treatment of each award and issuance listed on Annexes I and II in the manner identified in the column entitled “Recommended Disposition” in each of those Annexes and recommended to the Company’s stockholders that such awards and issuances be ratified as proposed by the Recommended Dispositions. On November 21, 2019, the Company held its Annual Meeting of Stockholders. At the 2019 Annual Meeting, the Company’s stockholders considered various matters presented to them, including the ratification of certain equity-based awards and stock issuances made pursuant to the Company’s incentive Plans, as well as the approval of certain amendments to those incentive Plans. All such matters presented to the stockholders were duly approved by the stockholders at the 2019 Annual Meeting. Accordingly, all references contained in this Annual Report on Form 10-K to the number of options or shares of common stock granted under the Company’s incentive Plans, the value thereof, and the number of securities that remain available for future issuance under the Company’s 2012 Plan for all periods presented in this Annual Report on Form 10-K have been calculated and are being presented after taking into account the ratification and surrender of the Defective Awards and Issuances in accordance with the Recommended Disposition, as further described in the 2019 Proxy Statement.

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

On August 2, 2019, the Company entered into mutual releases with each of the Co-CEOs and certain directors and officers of the Company who received incentive awards that were submitted for ratification at the 2019 Annual Meeting or forfeited in connection therewith. The Company and each counterparty to a mutual release are agreeing, among other things, not to pursue certain claims relating to such ratification and surrenders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Porter Keadle Moore, LLC (“PKM”) served as the Company’s independent registered public accounting firm for the fiscal year ended November 30, 2018.

Effective October 1, 2019 PKM combined its practice (the “Practice Combination”) with WIPFLI LLP (“WIPFLI”). As a result of the Practice Combination, PKM effectively resigned as the Company’s independent registered public accounting firm and WIPFLI, as the successor to PKM following the Practice Combination, was engaged as the Company’s independent registered public accounting firm. The Company’s Audit Committee was notified of the Practice Combination and the effective resignation of PKM and ratified and approved the engagement of WIPFLI. On November 21, 2019 the appointment was ratified by the Company’s shareholders at the 2019 Annual Meeting of Shareholders.

The following table presents fees for professional audit services rendered by PKM for the audit of the Company’s financial statements for the fiscal year ended November 30, 2018, tax services rendered by PKM for fiscal year ended November 30, 2018, professional audit services rendered by PKM and WIPFLI for the fiscal year ended November 30, 2019, tax services rendered by PKM and WIPFLI for the fiscal year ended November 30, 2019 and fees billed for other services rendered by PKM and WIPFLI during these periods.

	2019	2018
Audit Fees	$238,665	$255,457
Audit Related Fees	7,500	49,718
Tax Fees	64,858	84,478
Other	—	—

Total	$312,023	$389,653

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2018 and November 30, 2017 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accounts during the fiscal years ended November 30, 2019 and November 30, 2018.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2019 and November 30, 2018.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2019 and November 30, 2018.

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

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by PKM or WIPFLI. Furthermore, no work of PKM and WIPFLI with respect to its services rendered to the Company was performed by anyone other than PKM and WIPFLI.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17) 10.32 (18) 10.33 (19) 10.34 (19) 10.35 (20) 10.36 (20) 10.37 (21) 10.38 (22) 10.39 (21) 10.40 (23) 10.41 (24) 10.42 (25) 10.43 (25)

Employment Agreement with Oleg Mikulinsky dated March 5, 2012

Amendment dated May  1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March  5, 2012

Employment Agreement with David Portnoy dated December  1, 2013

Employment Agreement with Mark Portnoy dated December 1, 2013

Employment Agreement with Linda Kelley dated June 18, 2012

Amendment dated October  29, 2013, amending Employment Agreement with Linda Kelley dated June  18, 2012

Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.

Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June  15, 2015

Rights Agreement dated December 5, 2014

Amendment No.  1 to Asset Purchase Agreement dated June  30, 2015

Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January  12, 2016.

Amended and Restated Employment Agreement with David Portnoy dated December  1, 2015

Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015

10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.
10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.
10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.
10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CoCEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonony Extension Definition Linkbase Document
101.LAB	XBRL Taxonony Extension Label Linkbase Document
101.PRE	XBRL Taxonony Extension Presentation Linkbase Document
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17) (18) (19)

Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
(28)	Incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders of the Company (Commission File No. 000-23386), filed by the Company under the Exchange Act with the Commission on June 21, 2012.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2018.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2018.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2018.
(32)	Incorporated by reference the proxy statement for the Annual Meeting of Stockholders of the Company (Commission File No. 000-23386 ), filed by the Company under the Exchange Act with the Commission on October 29, 2019.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2020

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 28, 2020

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2020
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial
	and accounting officer)	February 28, 2020

/s/ Harold Berger	Director	February 28, 2020
Harold Berger

/s/ Arthur Ellis	Director	February 28, 2020
Arthur Ellis

/s/ George Gaines	Director	February 28, 2020
George Gaines

/s/ Brian Sheehy	Director	February 28, 2020
Brian Sheehy

/s/ Jonathan Wheeler	Director	February 28, 2020
Jonathan Wheeler