Form 10-Q
period 2020-02-29
CRYO CELL INTERNATIONAL INC
filed 2020-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2020

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

As of April 10, 2020, there were 7,545,613 shares of Common Stock outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) February 29, 2020	November 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$8,415,639	$6,541,037
Marketable securities	959,001	904,053
Accounts receivable (net of allowance for doubtful accounts of $2,631,883 and $2,584,091, respectively)	5,766,684	6,097,331
Prepaid expenses	451,672	500,260
Inventory, current portion	1,102,824	1,084,533
Other current assets	199,064	260,397

Total current assets	16,894,884	15,387,611

Property and Equipment-net	1,774,587	1,846,467

Other Assets
Investment - Tianhe stock	308,000	308,000
Intangible assets, net	1,232,338	1,249,254
Inventory, net of current portion	12,557,315	12,646,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	9,079,994	9,079,994
Operating lease right-of-use asset	496,284	—
Deposits and other assets, net	445,633	427,423

Total other assets	26,060,975	25,652,082

Total assets	$44,730,446	$42,886,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,381,242	$1,369,111
Accrued expenses	2,713,807	2,085,180
Current portion of note payable	3,100,000	3,100,000
Current portion of operating lease liability	264,798	—
Deferred revenue	8,610,304	8,875,138

Total current liabilities	16,070,151	15,429,429

Other Liabilities
Deferred revenue, net of current portion	24,454,967	23,633,373
Contingent consideration	3,443,645	3,495,057
Note payable, net of current portion and debt issuance costs	5,105,633	5,856,152
Operating lease long-term liability	231,677	—
Long-term liability - revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	34,660,922	34,409,582

Total liabilities	50,731,073	49,839,011

Commitments and contingencies (Note 10)	—	—

Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,633,638 issued and 7,545,613 outstanding as of February 29, 2020 and 13,598,909 issued and 7,510,884 outstanding as of November 30, 2019)	136,336	135,989
Additional paid-in capital	36,183,738	35,918,827
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated deficit	(21,757,344)	(22,444,310)

Total stockholders’ deficit	(6,000,627)	(6,952,851)

Total liabilities and stockholders’ deficit	$44,730,446	$42,886,160

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	February 29, 2020	February 28, 2019
Revenue:
Processing and storage fees	$7,406,288	$7,335,027
Public banking revenue	154,079	134,365
Product revenue	60,407	25,720

Total revenue	7,620,774	7,495,112

Costs and Expenses:
Cost of sales	2,503,144	2,466,227
Selling, general and administrative expenses	3,870,029	3,745,302
Change in fair value of contingent consideration	(51,412)	367,057
Research, development and related engineering	5,722	5,884
Depreciation and amortization	44,221	56,980

Total costs and expenses	6,371,704	6,641,450

Operating Income	1,249,070	853,662

Other Expense:
Unrealized gains (losses) on marketable securities	54,948	(67,179)
Other income (expense)	627	986
Interest expense	(365,299)	(406,925)

Total other expense	(309,724)	(473,118)

Income before income tax expense	939,346	380,544
Income tax expense	(252,380)	(104,667)

Net Income and Comprehensive Income	$686,966	$275,877

Net income per common share - basic	$0.09	$0.04

Weighted average common shares outstanding - basic	7,541,113	7,801,333

Net income per common share - diluted	$0.08	$0.03

Weighted average common shares outstanding - diluted	8,128,257	8,424,905

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$686,966	$275,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	95,757	104,870
Change in fair value of contingent consideration	(51,412)	367,057
Unrealized (gains) losses on marketable securities	(54,948)	67,179
Compensatory element of stock options	224,258	138,982
Provision for doubtful accounts	152,991	240,643
Amortization of debt issuance costs	24,481	29,894
Amortization of operating lease right-of-use asset	66,491	—
Changes in assets and liabilities:
Accounts receivable	177,656	(67,470)
Prepaid expenses	48,588	1,261
Inventory	70,394	(96,712)
Other current assets	61,333	49,570
Deposits and other assets, net	(18,210)	68,250
Accounts payable	12,131	(251,261)
Accrued expenses	628,627	217,220
Operating lease liability	(66,300)	—
Deferred revenue	556,760	708,682

Net cash provided by operating activities	2,615,563	1,854,042

Cash flows from investing activities:
Purchases of property and equipment	(6,961)	(49,085)

Net cash used in investing activities	(6,961)	(49,085)

Cash flows from financing activities:
Repayments of note payable	(775,000)	(774,999)
Proceeds from the exercise of stock options	41,000	5,700

Net cash used in financing activities	(734,000)	(769,299)

Increase in cash and cash equivalents	1,874,602	1,035,658
Cash and cash equivalents - beginning of period	6,541,037	6,040,033

Cash and cash equivalents - end of period	$8,415,639	$7,075,691

Supplemental non-cash operating activities:
Operating lease right-of-use asset recorded due to adoption of ASC 842	$562,775	$—
Operating lease liability recorded due to adoption of ASC 842	$562,775	$—

Supplemental non-cash investing activities:
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$—	$(340,984)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended February 29, 2020
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$—	$(22,444,310)	$(6,952,851)

Common stock issued	34,729	347	40,653				41,000
Compensatory element of stock options			224,258				224,258
Net income						686,966	686,966

Balance at February 29, 2020	13,633,638	$136,336	$36,183,738	$(20,563,357)	$—	$(21,757,344)	$(6,000,627)

	For the Three Months Ended February 28, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			138,982				138,982
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax ($94,192)						253,447	253,447
Net income						275,877	275,877

Balance at February 28, 2019	13,598,909	$135,989	$35,660,039	$(19,571,113)	$—	$(24,459,207)	$(8,234,292)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in three reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use, the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells and cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. Revenues recognized for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues recognized for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. Revenue recognized for the cryogenic storage of umbilical cord blood stem cells for public use is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”), which distributes the cord blood units to transplant centers located in the United States and around the world. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 29, 2020, the related Consolidated Statements of Comprehensive Income, Cash Flows and Stockholders’ Deficit for the three months ended February 29, 2020 and February 28, 2019 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 29, 2020 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2020.

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

Contract modifications exist when the modification either creates new or changes in the existing enforceable rights and obligations. The Company’s contracts are occasionally modified to account for changes in contract terms and conditions, which the Company refers to as an upgrade or downgrade. An upgrade occurs when a customer wants to pay for additional years of storage. A downgrade occurs when a customer originally entered into a long-term contract (such as twenty-one year or lifetime plan) but would like to change the term to a one-year contract. Upgrade modifications qualify for treatment as a separate contract as the additional services are distinct and the increase in contract price reflects the Company’s stand-alone selling price for the additional services and will be accounted for on a prospective basis. Downgrade modifications do not qualify for treatment as a separate contract as there is no increase in price over the original contract, thus failing the separate contract criteria. As such, the Company separately considers downgrade modifications to determine if these should be accounted for as a termination of the existing contract and creation of a new contract (prospective method) or as part of the existing contract (cumulative catch-up adjustment). ASC 606 requires that an entity account for the contract modification as if it were a termination of the existing contract, and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. As the services after the modification were previously determined to be distinct, the Company concluded that downgrade modifications qualify under this method and will be accounted for on a prospective basis. Although contract modifications do occur, they are infrequent.

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

The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and lifetime. The lifetime storage plan is based on a life expectancy of 81 years, which is the current estimate by the Center for Disease Control for United States women’s life expectancy and concluded that additional data analysis would result in an immaterial difference in revenue. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual, the twenty-one-year and the lifetime storage fees that are being recognized over the contractual storage period as well as royalties received from foreign licensees relating to long-term storage contracts for which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

Significant financing

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. For all plans being annual, twenty-one years and lifetime, the storage fee is paid at the beginning of the storage period (prepaid plans). Alternatively, the Company offers payment plans (including a stated service fee) for customers to pay over time for a period of one to twenty-four plus months. The one-time plan includes the collection kit, processing and testing, return medical courier service and twenty-one years of prepaid storage fees. The lifetime plan includes the collection kit, processing and testing, return medical courier service and prepaid storage fees for the life of the customer. The Company concluded that a significant financing component is not present within either the prepaid or overtime payment plans. The Company has determined that the twenty-one year and lifetime prepayment options do not include a significant financing component as the payment terms were structured primarily for reasons other than the provision of financing and to maximize profitability.

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

As of February 29, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $33,065,271, which will be recognized ratably on a straight-line basis over the contractual period of which $8,610,304 will be recognized over the next twelve months.

Variable consideration

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, PrepaCyte CB. Additionally, under the Cryo-Cell CaresTM program, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloablative transplant procedure. The product warranty and the Cryo-Cell CaresTM program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. In the processing and storage agreements, the Company provides limited rights which are offered to customers automatically upon contract execution. The Company has determined that the payment warranty represents variable consideration payable to the customer.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 29, 2020 and February 28, 2019, the Company has recorded $11,535 and $6,643, respectively, commission payments to customers under the RAF program as a reduction to revenue. As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date. The Company did not record any impairment losses in relation to costs capitalized. For the three months ended February 29, 2020 and February 28, 2019, the Company capitalized additional contract acquisition costs of $23,320 and $20,954, respectively, net of amortization expense.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by products and services:

	Three months ended
	February 29, 2020	February 28, 2019
Processing and storage fees	$7,406,288	$7,335,027
Public banking revenue	154,079	134,365
Product revenue	60,407	25,720

	$7,620,774	$7,495,112

The following table provides information about assets and liabilities from contracts with customers:

	February 29, 2020	November 30, 2019
Contract assets (sales commissions)	$416,745	$398,535
Accounts receivables	$5,766,684	$6,097,331
Short-term contract liabilities (deferred revenue)	$8,610,304	$8,875,138
Long-term contract liabilities (deferred revenue)	$24,454,967	$23,633,373

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 29, 2020 and February 28, 2019.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 29, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at February 29, 2020
Contract assets (sales commissions)	$398,535	$23,320	($5,110)	$416,745
Accounts receivables	$6,097,331	$8,438,904	($8,769,551)	$5,766,684
Contract liabilities (deferred revenue)	$32,508,511	$4,142,651	($3,585,891)	$33,065,271

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at February 28, 2019
Contract assets (sales commissions)	$329,231	$20,954	($4,428)	$345,757
Accounts receivables	$5,867,335	$9,017,603	($9,190,776)	$5,694,162
Contract liabilities (deferred revenue)	$28,682,515	$4,467,979	($3,759,297)	$29,391,197

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

Inventories

As part of the Asset Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 29, 2020, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 4). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 29, 2020 and February 28, 2019, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 29, 2020 and February 28, 2019.

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

Leases

Effective December 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the ‘package of practical expedients’ which allows the Company to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company believes it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Stock Compensation

As of February 29, 2020, the Company has two stock-based compensation plans, which are described in Note 8 to the consolidated financial statements. The Company’s stock-based employee compensation plan that became effective December 1, 2011 was approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $224,000 and $139,000 for the three months ended February 29, 2020 and February 28, 2019, respectively, of stock-based compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2020 and November 30, 2019, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at February 29, 2020 Using
Description	February 29, 2020	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$959,001	$959,001	—	—

	$959,001	$959,001	—	—

Liabilities:
Contingent consideration	$3,443,645	$—	—	$3,443,645

Total	$3,443,645	$—	—	$3,443,645

Contingent Consideration:

Beginning Balance as of November 30, 2019	$3,495,057
Additions – Cord:Use earnout	—
Fair value adjustment as of February 29, 2020	(51,412)

Ending balance as of February 29, 2020	$3,443,645

	Fair Value at	Fair Value Measurements at November 30, 2019 Using
Description	November 30, 2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$904,053	$904,053	—	—

	$904,053	$904,053	—	—

Liabilities:
Contingent consideration	$3,495,057	$—	—	$3,495,057

Total	$3,495,057	$—	—	$3,495,057

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income. Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities. As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to accumulated deficit of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption. Prior periods were not restated for the impact of this accounting change. There was a $55,000 and ($67,000) in unrealized holding (losses) gains recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three months ended February 29, 2020 and February 28, 2019, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at February 29, 2020. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use over the estimated fair value of the net tangible, intangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the two-step goodwill impairment test is not required. If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the two-step goodwill impairment test is required. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

The annual impairment assessment was performed as of September 1, 2019. The Company concluded that there was no impairment the assets acquired from Cord:Use.

As of both February 29, 2020 and November 30, 2019 goodwill is reflected at $1,941,411 on the consolidated balance sheets.

The operating results of Cord:Use have been included in the consolidated statements of comprehensive income since the date of the acquisition.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months ended February 29, 2020 and February 28, 2019:

	For the three months ended February 29, 2020	For the three months ended February 28, 2019
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,406,288	$7,335,027
PrepaCyte®-CB	60,407	25,720
Public cord blood banking	154,079	134,365

Total net revenue	$7,620,774	$7,495,112

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$2,055,075	$2,038,616
PrepaCyte®-CB	41,117	160,006
Public cord blood banking	406,952	267,605

Total cost of sales	$2,503,144	$2,466,227

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$37,327	$47,917
PrepaCyte®-CB	6,894	9,063
Public cord blood banking	—	—

Total depreciation and amortization	$44,221	$56,980

Operating income
Umbilical cord blood and cord tissue stem cell service	$1,489,548	$1,130,251
PrepaCyte®-CB	12,396	(143,349)
Public cord blood banking	(252,874)	(133,240)

Total operating income	$1,249,070	$853,662

Interest expense
Umbilical cord blood and cord tissue stem cell service	$365,299	$406,925
PrepaCyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$365,299	$406,925

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$252,380	$104,667
PrepaCyte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$252,380	$104,667

The following table shows the assets by segment as of February 29, 2020 and November 30, 2019:

	As of February 29, 2020	As of November 30, 2019
Assets
Umbilical cord blood and cord tissue stem cell service	$31,001,108	$28,975,002
PrepaCyte®-CB	270,095	289,804
Public cord blood banking	13,459,243	13,621,354

Total assets	$44,730,446	$42,886,160

Note 4 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value. The components of inventory at February 29, 2020 and November 30, 2019 are as follows:

	February 29, 2020	November 30, 2019
Raw materials	$—	$—
Work-in-process	148,918	149,972
Work-in-process – Public Bank	—	—
Finished goods	64,203	52,451
Finished goods – Public Bank	13,403,049	13,491,375
Collection kits	51,687	44,453
Inventory reserve	(7,718)	(7,718)

Total inventory	$13,660,139	$13,730,533

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

Intangible assets were as follows as of February 29, 2020 and November 30, 2019:

	Useful lives	February 29, 2020	November 30, 2019
Patents and Domain Names	10-20 years	$234,570	$234,570
Less: Accumulated amortization		(38,431)	(35,526)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(161,007)	(155,194)
Customer relationships-PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(6,527)	(6,329)
Brand		31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use		960,000	960,000
Less: Accumulated amortization		(56,000)	(48,000)

Net Intangible Assets		$1,232,338	$1,249,254

Amortization expense of intangibles was approximately $17,000 and $27,000 for the three months ended February 29, 2020 and February 28, 2019, respectively.

Note 6– Note Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three months ended February 29, 2020 and February 28, 2019, the Company paid interest of $109,780 and $180,244, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 29, 2020 and February 28, 2019, $24,481 and $29,894, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of February 29, 2020 and November 30, 2019, the note payable obligation was as follows:

	February 29, 2020	November 30, 2019
Note payable	$8,333,433	$9,108,433
Unamortized debt issuance costs	(127,800)	(152,281)

Net note payable	$8,205,633	$8,956,152

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	5,105,633	5,856,152

Total	$8,205,633	$8,956,152

Interest expense on the note payable for the three months ended February 29, 2020 and February 28, 2019 was as follows:

	February 29, 2020	February 28, 2019
Interest expense on notes payable	$109,780	$180,244
Debt issuance costs	24,481	29,894

Total interest expense	$134,261	$210,138

Note 7 –Income per Common Share

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 29, 2020	For the three months ended February 28, 2019
Numerator:
Net Income	$686,966	$275,877
Denominator:
Weighted-average shares outstanding-basic	7,541,113	7,801,333
Dilutive common shares issuable upon exercise of stock options	587,144	623,572

Weighted-average shares-diluted	8,128,257	8,424,905

Earnings (Loss) per share:
Basic	$0.09	$0.04

Diluted	$0.08	$0.03

For the three months ended February 29, 2020, the Company excluded the effect of 232,737 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2019, the Company excluded the effect of 51,636 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of February 29, 2020, and November 30, 2019, there were 305,000 and 325,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 29, 2020, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. See the Company’s Proxy Statement filed with the Securities and Exchange Commission on October 29, 2019 in connection with the Company’s 2019 Annual Meeting (the “2019 Proxy Statement”). As of February 29, 2020, there were 808,243 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of February 29, 2020, there were 622,510 shares available for future issuance under the 2012 Plan.

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

There were 44,969 and 0 options granted during the three months ended February 29, 2020 and February 28, 2019, respectively.

Variables used to determine the fair value of the options granted for the three months ended February 29, 2020 are as follows:

Three months ended February 29, 2020
Weighted average values:
Expected dividends	0%
Expected volatility	64.25%
Risk free interest rate	1.90%
Expected life	9.0 years

Stock option activity for the three months ended February 29, 2020, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2019	1,089,774	$3.30	3.91	$4,648,111
Granted	44,969	7.26		813
Exercised	(20,000)	2.05		102,800
Expired/forfeited	—	—		—

Outstanding at February 29, 2020	1,114,743	$3.49	3.94	$4,192,762

Exercisable at February 29, 2020	1,006,623	$3.06	3.39	$4,191,626

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 29, 2020 or November 30, 2019, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three months ended February 29, 2020, the Company issued 20,000 common shares to an option holder who exercised options for $41,000.

For the three months ended February 28, 2019, the Company issued 2,500 common shares to an option holder who exercised options for $5,700.

Significant option groups exercisable at February 29, 2020 and related price and contractual life information are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.01 to $2.00	422,500	1.85	$1.73	422,500	$1.73
$2.01 to $3.00	245,000	1.85	$2.78	245,000	$2.78
$3.01 to $4.00	204,729	5.98	$3.14	204,729	$3.14
$6.01 to $7.00	3,833	6.35	$6.52	2,111	$6.51
$7.01 to $8.00	238,681	7.99	$7.57	132,283	$7.62

	1,114,743	3.94	$3.49	1,006,623	$3.06

A summary of the status of the Company’s non-vested options as of February 29, 2020, and changes during the three months ended February 29, 2020, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2019	125,234	$4.70

Granted	44,969	5.03
Vested	(62,083)	4.51
Forfeited	—	—

Non-vested at February 29, 2020	108,120	$4.95

As of February 29, 2020, there was approximately $521,000 of total unrecognized compensation cost related to non-vested service-related share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.21 years as of February 29, 2020. The total fair value of shares vested during the three months ended February 29, 2020 was approximately $280,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs.

Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options vested through the three months ended February 29, 2020 was approximately $73,000 and is reflected as selling, general and administrative expenses in the accompanying statement of comprehensive income. As of February 29, 2020, there was approximately $147,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach. During fiscal 2019, 15,756 and 13,332, respectively, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options expensed as of the three months ended February 28, 2019 was approximately $45,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. There were no market-based vesting condition options for the three months ended February 29, 2020. For performance-based vesting condition options, the Company estimates the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of the options that vested through the three months ended February 29, 2020 was approximately $86,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of February 29, 2020, there was approximately $86,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options was determined using a Monte Carlo valuation approach. During fiscal 2019, 2,666, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options expensed as of three months ended February 28, 2019 was approximately $4,800 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. There were no market-based vesting condition options for the three months ended February 29, 2020. For performance-based vesting condition options, the Company estimates the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of the options that vested through the three months ended February 29, 2020 was approximately $7,600 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of the options vested through the three months ended February 29, 2020 was approximately $2,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of February 29, 2020, there was approximately $11,500 of total unrecognized compensation cost related to the non-vested options of common stock.

Restricted common shares

Based upon performance measures being obtained during prior fiscal years, David Portnoy and Mark Portnoy earned 304,946 and 265,172 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000 each paid in fiscal 2018. Per the recommendation of the DCCL, as described above, David Portnoy and Mark Portnoy surrendered 157,472 and 134,977 commons shares, respectively, for cash which amounted to $534,917 and $457,327, respectively, in 2019.

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

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $9,300,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $8,500,000 as of February 29, 2020. The balance of $800,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

For the three months ended February 29, 2020 and February 28, 2019, the Company recognized $0 and $0, respectively, for initial license fees and processing and storage royalties.

Note 10– Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 29, 2020.

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

Note 11– Share Repurchase Plan

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

In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company established an independent committee of the Board of Directors to review this issue. After completing its investigation, the independent committee determined that certain restricted stock awards and certain performance-based awards were granted in violation of the 2012 Plan. See the Company’s 2019 Proxy Statement. The Company repurchased 292,449 shares that were surrendered.

As of February 29, 2020, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions. The Company did not repurchase any of the Company’s common stock during the first quarter of fiscal 2020.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 29, 2020 and November 30, 2019. As of February 29, 2020, and November 30, 2019, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

Note 12– Leases

Effective December 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the ‘package of practical expedients’ which allows the Company to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company believes it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 29, 2020:

February 29, 2020
Assets
Operating lease right-of-use asset	$496,284

Liabilities
Current portion of operating lease liabilities	$264,798
Operating lease long term liabilities	231,677

Total lease liability	$496,475

The maturity of the Company’s lease liabilities at February 29, 2020 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2020 (remaining 9 months)	$213,635
2021	284,846
2022	23,737
Less: Imputed interest	(25,743)

Present value of lease liabilities	$496,475

The remaining lease term and discount rates are as follows:

February 29, 2020
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.8
Discount rate (percentage)
Operating lease	5.3%

Supplemental cash flow information related to leases is as follows:

Three Months Ended
February 29, 2020
Operating cash outflows from operating leases	$66,300

Note 13– Subsequent Event

In March 2020, subsequent to the Company’s balance sheet date, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. The Company has maintained operations, but the impact of the outbreak currently is unknown and rapidly evolving. The related health crisis could adversely affect the global economy, resulting in an economic downturn that could impact the demand for our services.

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

(xix)	the success of our global expansion initiatives;

(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;

(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;

(xxii)	any inability to successfully identify and consummate strategic acquisitions;

(xxiii)	any inability to realize benefits from any strategic acquisitions;

(xxiv)	the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;

(xxv)	the Company’s ability to realize a profit on the acquisition of Cord:Use,

(xxvi)	the costs associated with proxy contests and its impact on our business,

(xxvii)	the impact of the COVID-19 pandemic on our sales, operations and supply chain and

(xxviii)	other factors many of which are beyond our control.

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

Overview

The Company is engaged in cellular processing and cryogenic storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use. The Company’s principal sources of revenues are service fees for cord blood processing and preservation for new customers and recurring annual storage fees. Effective April 2016, the Company offers two pricing models, a standard plan and premium plan. The Company charges fees of $1,675 for the standard plan and $2,025 for the premium plan to new clients for the collection kit, processing, testing and return medical courier service, with discounts in the case of multiple children from the same family and in other circumstances. The Company charges an annual storage fee of $175 for new clients that enroll in the standard and premium plans; storage fees for existing customers depend on the contracts with such customers. The Company continues to offer a one-time payment plan for 18 years of storage and a lifetime payment plan, pursuant to which the client is charged $4,650 for the standard plan and $5,000 for the premium plan and approximately $5,800 for the standard plan and approximately $6,100 for the premium plan, respectively, less discounts in the case of multiple children from the same family and in other circumstances. The one-time plan includes the collection kit, processing and testing, return medical courier service and 18 years of prepaid storage fees. The lifetime plan includes the collection kit, processing and testing, return medical courier service and prepaid storage fees for the life of the client. The Company also receives other income from licensing fees and royalties from global affiliates.

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

During the three months ended February 29, 2020, the Company’s revenues increased 2% as compared to the same period in 2019. The Company reported net income of $687,000 or $0.09 per basic common share for the three months ended February 29, 2020 compared to net income of approximately $276,000, or $0.04 per basic common share for the three months ended February 28, 2019. Net income for the three months ended February 29, 2020 was the result of a 2% increase in revenue offset by a 2% increase in cost of sales and a 3% increase in selling, general and administrative expenses. Net income for the three months ended February 28, 2019 resulted in a 20% increase in revenue offset by a 54% increase in cost of sales and a 4% increase in selling, general and administrative expenses.

At February 29, 2020, the Company had cash and cash equivalents of $8,415,639. The Company’s cash increased by $1,875,000 during the first three months of fiscal 2020. Cash provided by operations was approximately $2,616,000 which was offset by approximately $775,000 used to repay the note payable.

The COVID-19 global pandemic may pose risks to our business. It is too early to quantify the impact this situation will have on revenue and profits for the remainder of our fiscal year ended November 30, 2020 or beyond. The Company has maintained operations, but the impact of the outbreak currently is unknown and rapidly evolving. We have taken appropriate steps to minimize the risk to our employees and to maintain normal business operations. The related health crisis could adversely affect the global economy, resulting in an economic downturn that could impact the demand for our services.

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

Results of Operations

Revenues. Revenues for the three months ended February 29, 2020 were $7,620,774 compared to $7,495,112 for the same period in 2019, a 2% increase. The increase in revenue was primarily attributable to a 1% increase in processing and storage fees.

Processing and Storage Fees. The increase in processing and storage fee revenue is attributable to a 7% increase in recurring annual storage fee revenue.

Public Banking Revenue. For the three months ended February 29, 2020, revenue from public banking was $154,079 compared to $134,365 for the three months ended February 28, 2019.

Product Revenue. For the three months ended February 29, 2020, revenue from the PrepaCyte CB product sales was $60,407 compared to $25,720 for the three months ended February 28, 2019.

Licensee Income. Licensee income for the three months ended February 29, 2020, was $0 as compared to $0 for the 2019 period.

Per the License and Royalty Agreement with Lifecell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded $9,300,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company $8,500,000 as of February 29, 2020. The balance of $800,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended February 29, 2020 was $2,503,144 as compared to $2,466,227 for the same period in 2019, representing a 2% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $52,000 and $48,000 for the three months ended February 29, 2020 and February 28, 2019, respectively. Also included in Cost of Sales is $41,117 and $160,006 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the three months ended February 29, 2020 and February 28, 2019, respectively. Also included in Cost of Sales is $406,953 and $267,605 for the three months ended February 29, 2020 and February 28, 2019, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The increase in cost of sales for the three months ended February 29, 2020 versus February 28, 2019 is due to the increased costs due to the public cord blood bank.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 29, 2020 were $3,870,029 as compared to $3,745,302 for the 2019 period, representing a 3% increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The slight increase in selling, general and administrative expenses is due in part to an increase in salaries and stock compensation expense of $167,151 or 66%, offset by a $88,000 or 36% decrease in bad debt expense.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 29, 2020 were $5,722 as compared to $5,884 for the three months ended February 28, 2019.

Depreciation and Amortization. Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 29, 2020 was $44,221 compared to $56,980 for the 2019 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended February 29, 2020 was a decrease of $51,412 compared to an increase of $367,057 for the 2019 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of February 29, 2020. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense for the three months ended February 29, 2020 was $365,299 compared to $406,925 for the three months ended February 28, 2019, of which, $134,261 and $210,138, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. Income tax expense for the three months ended February 29, 2020 was $252,380 compared to $104,667 for the three months ended February 28, 2019.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $0 for both of the three months ended February 29, 2020 and February 28, 2019, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

At February 29, 2020, the Company had cash and cash equivalents of $8,415,639 as compared to $6,541,037 at November 30, 2019. The increase in cash and cash equivalents during the three months ended February 28, 2019 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 29, 2020 was $2,615,563 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the three months ended February 28, 2019 was $1,854,042 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the three months ended February 29, 2020 was $6,961, which was primarily attributable to the purchases of property and equipment.

Net cash used in investing activities for the three months ended February 28, 2019 was $49,085 which was primarily attributable to the purchases of property and equipment.

Net cash used by financing activities for the three months ended February 29, 2020 was $734,000 which was primarily attributable to the payments of $775,000 to repay the note payable described above offset by the receipt of $41,000 from the exercise of stock options.

Net cash used by financing activities for the three months ended February 28, 2019 was $769,299 which was primarily attributable to the payments of $774,999 to repay the note payable described above offset by the receipt of $5,700 from the exercise of stock options.

The Company does not have a line of credit.

The Company will closely monitor its liquidity and capital resources due to any potential impact that the COVID-19 pandemic may have on operations.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company established an independent committee of the Board of Directors to review this issue. Management has implemented the proper disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the three months ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of February 29, 2020.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2019	—	$—	—	1,906,465
January 1 – 31, 2020	—	$—	—	1,906,465
February 1 – 29, 2020	—	$—	—	1,906,465

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 14, 2020