Form 10-Q
period 2020-05-31
CRYO CELL INTERNATIONAL INC
filed 2020-07-10
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 10, 2020, there were 7,545,613 shares of Common Stock outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$8,419,565	$6,541,037
Marketable securities	905,429	904,053
Accounts receivable (net of allowance for doubtful accounts of $2,763,923 and $2,584,091, respectively)	5,974,457	6,097,331
Prepaid expenses	684,875	500,260
Inventory, current portion	1,053,835	1,084,533
Other current assets	241,878	260,397

Total current assets	17,280,039	15,387,611

Property and Equipment-net	1,738,624	1,846,467

Other Assets
Investment—Tianhe stock	308,000	308,000
Intangible assets, net	1,215,421	1,249,254
Inventory, net of current portion	12,382,936	12,646,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	9,079,994	9,079,994
Operating lease right-of-use asset	431,424	—
Deposits and other assets, net	462,763	427,423

Total other assets	25,821,949	25,652,082

Total assets	$44,840,612	$42,886,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$951,852	$1,369,111
Accrued expenses	1,938,826	2,085,180
Current portion of note payable	3,100,000	3,100,000
Current portion of operating lease liability	268,341	—
Deferred revenue	8,839,718	8,875,138

Total current liabilities	15,098,737	15,429,429

Other Liabilities
Deferred revenue, net of current portion	25,312,382	23,633,373
Contingent consideration	3,471,068	3,495,057
Note payable, net of current portion and debt issuance costs	4,352,971	5,856,152
Operating lease long-term liability	163,249	—
Long-term liability—revenue sharing agreements	1,425,000	1,425,000

Total other liabilities	34,724,670	34,409,582

Total liabilities	49,823,407	49,839,011

Commitments and contingencies (Note 10)	—	—
Stockholders’ Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,633,638 issued and 7,545,613 outstanding as of May 31, 2020 and 13,598,909 issued and 7,510,884 outstanding as of November 30, 2019)	136,336	135,989
Additional paid-in capital	36,248,232	35,918,827
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated deficit	(20,804,006)	(22,444,310)

Total stockholders’ deficit	(4,982,795)	(6,952,851)

Total liabilities and stockholders’ deficit	$44,840,612	$42,886,160

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Month Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenue:
Processing and storage fees	$7,399,074	$7,679,869	$14,805,362	$15,014,896
Public banking revenue	213,642	234,115	367,721	368,480
Licensee and royalty income	201,828	201,828	201,828	201,828
Product revenue	57,300	12,040	117,707	37,760

Total revenue	7,871,844	8,127,852	15,492,618	15,622,964

Costs and Expenses:
Cost of sales	2,480,543	2,628,291	4,983,687	5,094,518
Selling, general and administrative expenses	3,558,568	3,647,927	7,428,597	7,393,229
Impairment of public inventory	—	2,332,763	—	2,332,763
Change in fair value of contingent consideration	27,423	(1,037,984)	(23,989)	(670,927)
Research, development and related engineering	9,821	4,957	15,543	10,841
Depreciation and amortization	43,303	55,334	87,524	112,314

Total costs and expenses	6,119,658	7,631,288	12,491,362	14,272,738

Operating Income	1,752,186	496,564	3,001,256	1,350,226

Other Expense:
Unrealized (losses) gains on marketable securities	(53,572)	31,299	1,376	(35,880)
Other income	105	1,040	732	2,026
Interest expense	(365,371)	(424,287)	(730,670)	(831,212)

Total other expense	(418,838)	(391,948)	(728,562)	(865,066)

Income before income tax expense	1,333,348	104,616	2,272,694	485,160
Income tax expense	(380,010)	(50,943)	(632,390)	(155,610)

Net Income and Comprehensive Income	$953,338	$53,673	$1,640,304	$329,550

Net income per common share—basic	$0.13	$0.01	$0.22	$0.04

Weighted average common shares outstanding—basic	7,545,613	7,803,333	7,543,376	7,802,344

Net income per common share—diluted	$0.12	$0.01	$0.20	$0.04

Weighted average common shares outstanding—diluted	8,112,289	8,421,236	8,120,454	8,422,142

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities:
Net income	$1,640,304	$329,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	190,872	208,300
Impairment of public inventory	—	2,332,763
Loss on disposal of property and equipment	1,032	—
Change in fair value of contingent consideration	(23,989)	(670,927)
Unrealized (gains) losses on marketable securities	(1,376)	35,880
Compensatory element of stock options	288,752	225,809
Provision for doubtful accounts	401,679	385,362
Amortization of debt issuance costs	46,818	57,999
Amortization of operating lease right-of-use asset	131,351	—
Changes in assets and liabilities:
Accounts receivable	(278,805)	(276,700)
Prepaid expenses	(184,615)	(148,766)
Inventory	293,762	10,915
Other current assets	18,519	(23,678)
Deposits and other assets, net	(35,340)	49,145
Accounts payable	(417,259)	(232,654)
Accrued expenses	(146,354)	(1,719,371)
Operating lease liability	(131,185)	—
Deferred revenue	1,643,589	1,818,095

Net cash provided by operating activities	3,437,755	2,381,722

Cash flows from investing activities:
Purchases of property and equipment	(50,228)	(408,870)

Net cash used in investing activities	(50,228)	(408,870)

Cash flows from financing activities:
Repayments of note payable	(1,549,999)	(1,549,998)
Proceeds from the exercise of stock options	41,000	5,700

Net cash used in financing activities	(1,508,999)	(1,544,298)

Increase in cash and cash equivalents	1,878,528	428,554
Cash and cash equivalents - beginning of period	6,541,037	6,040,033

Cash and cash equivalents - end of period	$8,419,565	$6,468,587

Supplemental non-cash operating activities:
Operating lease right-of-use asset recorded due to adoption of ASC 842	$562,775	$—
Operating lease liability recorded due to adoption of ASC 842	$562,775	$—
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$—	$(340,984)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended May 31, 2020
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at February 29, 2020	13,633,638	$136,336	$36,183,738	$(20,563,357)	$—	$(21,757,344)	$(6,000,627)

Common stock issued	—	—	—				—
Compensatory element of stock options			64,494				64,494
Net income						953,338	953,338

Balance at May 31, 2020	13,633,638	$136,336	$36,248,232	$(20,563,357)	$—	$(20,804,006)	$(4,982,795)

	For the Six Months Ended May 31, 2020
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$—	$(22,444,310)	$(6,952,851)

Common stock issued	34,729	347	40,653				41,000
Compensatory element of stock options			288,752				288,752
Net income						1,640,304	1,640,304

Balance at May 31, 2020	13,633,638	$136,336	$36,248,232	$(20,563,357)	$—	$(20,804,006)	$(4,982,795)

	For the Three Months Ended May 31, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Deficit
Balance at February 28, 2019	13,598,909	$135,989	$35,660,039	$(19,571,113)	$—	$(24,459,207)	$(8,234,292)

Common stock issued	—	—	—				—
Compensatory element of stock options			86,827				86,827
Cumulative-effect adjustment due to the adoption of ASU 2016-01					—	—	—
ASC 606 adoption adjustment, net of tax ($94,192)						—	—
Net income						53,673	53,673

Balance at May 31, 2019	13,598,909	$135,989	$35,746,866	$(19,571,113)	$—	$(24,405,534)	$(8,093,792)

	For the Six Months Ended May 31, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)

Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			225,809				225,809
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax ($94,192)						253,447	253,447
Net income						329,550	329,550

Balance at May 31, 2019	13,598,909	$135,989	$35,746,866	$(19,571,113)	$—	$(24,405,534)	$(8,093,792)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2020 and November 30, 2019, the related Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2020 and May 31, 2019 , Cash Flows for the six months ended May 31, 2020 and May 31, 2019 and Stockholders’ Deficit for the three and six months ended May 31, 2020 and May 31, 2019 have been prepared by Cryo-Cell International, Inc. and its subsidiaries (“the Company” or “Cryo-Cell”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2020 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2020.

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

As of May 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $34,152,100, which will be recognized ratably on a straight-line basis over the contractual period of which $8,839,718 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2020, the Company recorded $11,609 and $23,144, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and six months ended May 31, 2019, the Company recorded $7,826 and $14,469, respectively, in commission payments to customers under the RAF program as a reduction to revenue. As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date. The Company did not record any impairment losses in relation to costs capitalized. For the three and six months ended May 31, 2020, the Company capitalized additional contract acquisition costs of $22,481 and $45,801, respectively, net of amortization. For the three and six months ended May 31, 2019, the Company capitalized additional contract acquisition costs of $23,534 and $44,488, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of comprehensive income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2020	At Adoption
Deposits and other assets	$433,875	$329,231
Accounts receivables	$5,974,457	$5,867,335
Short-term contract liabilities (deferred revenue)	$8,839,718	$8,365,284
Long-term contract liabilities (deferred revenue)	$25,312,382	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2020 and May 31, 2019.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at May 31, 2020
Contract assets (deferred sales commissions)	$398,535	$45,801	$(10,461)	$433,875
Accounts receivables	$6,097,331	$17,585,653	$(17,708,527)	$5,974,457
Contract liabilities (deferred revenue)	$32,508,511	$8,703,442	$(7,059,853)	$34,152,100

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at May 31, 2019
Contract assets (sales commissions)	$329,231	$44,488	$(8,633)	$365,086
Accounts receivables	$5,867,335	$18,471,851	$(18,580,513)	$5,758,673
Contract liabilities (deferred revenue)	$28,682,515	$9,249,051	$(7,430,956)	$30,500,610

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

Inventories

As part of the Cord:Use Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2020, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 4). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the three and six months ended May 31, 2019 to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income .

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended May 31, 2020 and May 31, 2019, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2020 and 2019.

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

Stock Compensation

As of May 31, 2020, the Company has two stock-based compensation plans, which are described in Note 8 to the unaudited consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $64,000 and $87,000 for the three months ended May 31, 2020 and May 31, 2019, respectively, of stock compensation expense. The Company recognized approximately $289,000 and $226,000 for the six months ended May 31, 2020 and May 31, 2019 respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2020 and November 30, 2019, respectively, segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements
	Fair Value at	at May 31, 2020 Using
Description	May 31, 2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$905,429	$905,429	—	—

Total	$905,429	$905,429	—	—

Liabilities:
Contingent consideration	$3,471,068	$—	—	$3,471,068

Total	$3,471,068	$—	—	$3,471,068

Contingent Consideration:
Beginning Balance as of November 30, 2019	$3,495,057
Subtractions – Cord:Use earnout	—
Fair value adjustment as of May 31, 2020	(23,989)

Ending balance as of May 31, 2020	$3,471,068

		Fair Value Measurements
	Fair Value at	at November 30, 2019 Using
Description	November 30, 2019	Level 1	Level 2	Level 3
Assets:
Trading Securities	$904,053	$904,053	—	—

	$904,053	$904,053	—	—

Liabilities:
Contingent consideration	$3,495,057	$—	—	$3,495,057

Total	$3,495,057	$—	—	$3,495,057

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities—Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income. Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities. As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption. Prior periods have not been restated for the impact of this accounting change. There was $31,000 and ($36,000) in unrealized holding gain (losses), respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the three and six months ended May 31, 2019, respectively. There was ($54,000) and $1,000 in unrealized holding (loss) gains, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three and six months ended May 31, 2020, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2020.    At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company evaluated and the updated standard had no impact on our financial statements.

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

As of both May 31, 2020 and November 30, 2019 goodwill is reflected at $1,941,411 on the consolidated balance sheets.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three and six months ended May 31, 2020 and May 31, 2019:

	For the three months ended May 31, 2020	For the three months ended May 31, 2019
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,600,902	$7,881,697
PrepaCyte®-CB	57,300	12,040
Public cord blood banking	213,642	234,115

Total net revenue	$7,871,844	$8,127,852

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,966,441	$2,218,926
PrepaCyte®-CB	32,014	4,621
Public cord blood banking	482,088	404,744

Total cost of sales	$2,480,543	$2,628,291

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$36,408	$46,269
PrepaCyte®-CB	6,895	9,065
Public cord blood banking	—	—

Total depreciation and amortization	$43,303	$55,334

Operating income
Umbilical cord blood and cord tissue stem cell service	$2,002,877	$3,001,600
PrepaCyte®-CB	17,984	(1,644)
Public cord blood banking	(268,675)	(2,503,392)

Total operating income	$1,752,186	$496,564

Interest expense
Umbilical cord blood and cord tissue stem cell service	$365,371	$424,287
PrepaCyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$365,371	$424,287

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$380,010	$50,943
PrepacCte®-CB	—	—
Public cord blood banking	—	—

Total income tax expense	$380,010	$50,943

	For the six months ended May 31, 2020	For the six months ended May 31, 2019
Net revenue
Umbilical cord blood and cord tissue stem cell service	$15,007,190	$15,216,724
PrepaCyte ®-CB	117,707	37,760
Public cord blood banking	367,721	368,480

Total net revenue	$15,492,618	$15,622,964

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$4,021,515	$4,257,530
PrepaCyte ®-CB	73,131	164,627
Public cord blood banking	889,041	672,361

Total cost of sales	$4,983,687	5,094,518

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$73,735	$94,186
PrepaCyte®-CB	13,789	18,128
Public cord blood banking	—	—

Total depreciation and amortization	$87,524	$112,314

Operating income
Umbilical cord blood and cord tissue stem cell service	$3,492,424	$4,131,863
PrepaCyte®-CB	30,379	(144,993)
Public cord blood banking	(521,547)	(2,636,644)

Operating income	$3,001,256	$1,350,226

Interest expense
Umbilical cord blood and cord tissue stem cell service	$730,670	$831,212
PrepaCyte®-CB	—	—
Public cord blood banking	—	—

Total interest expense	$730,670	$831,212

Income tax expenses
Umbilical cord blood and cord tissue stem cell service	$632,390	$155,610
PrepaCyte®-CB	—	—
Public cord blood banking	—	—

Total income taxes	$632,390	$155,610

The following table shows the assets by segment as of May 31, 2020 and November 30, 2019:

	As of May 31, 2020	As of November 30, 2019
Assets
Umbilical cord blood and cord tissue stem cell service	$31,238,744	$28,975,002
PrepaCyte®-CB	287,448	289,804
Public cord blood banking	13,314,420	13,621,354

Total assets	$44,840,612	$42,886,160

Note 4 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value. The components of inventory at May 31, 2020 and November 30, 2019 are as follows:

	May 31, 2020	November 30, 2019
Raw materials	$—	$—
Work-in-process	124,010	149,972
Work-in-process – Public Bank	—	—
Finished goods	1,359	52,451
Finished goods – Public Bank	13,270,528	13,491,375
Collection kits	48,592	44,453
Inventory reserve	(7,718)	(7,718)

Total inventory	$13,436,771	$13,730,533

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

Intangible assets were as follows as of May 31, 2020 and November 30, 2019:

	Useful lives	May 31, 2020	November 30, 2019
Patents and Domain Names	10-20 years	$234,570	$234,570
Less: Accumulated amortization		(41,338)	(35,526)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(166,818)	(155,194)
Customer relationships -PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(6,726)	(6,329)
Brand		31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use		960,000	960,000
Less: Accumulated amortization		(64,000)	(48,000)

Net Intangible Assets		$1,215,421	$1,249,254

Amortization expense of intangibles was approximately $17,000 and $27,000 for the three months ended May 31, 2020 and May 31, 2019, respectively. Amortization expense of intangibles was approximately $34,000 and $54,000 for the six months ended May 31, 2020 and May 31, 2019, respectively.

Note 6 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three month and six months ended May 31, 2020, the Company paid interest of $81,604 and $191,384, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income. As of the three month and six months ended May 31, 2019, the Company paid interest of $181,440 and $361,682, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan.    As of the three and six months ended May 31, 2020, $22,337 and $46,818, respectively, of the debt issuance costs were amortized. As of the three and six months ended May 31, 2019, $28,106 and $58,000, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income ..

As of May 31, 2020, and November 30, 2019, the note payable obligation was as follows:

	May 31, 2020	November 30, 2019
Note payable	$7,558,433	$9,108,433
Unamortized debt issuance costs	(105,462)	(152,281)

Net note payable	$7,452,971	$8,956,152

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	4,352,971	5,856,152

Total	$7,452,971	$8,956,152

Interest expense on the note payable for the three and six months ended May 31, 2020 and May 31, 2019 was as follows:

	For the three months ended May 31, 2020	For the six months ended May 31,2020
Interest expense on notes payable	$81,604	$191,384
Debt issuance costs	22,337	46,818

Total Interest expense	$103,941	$238,202

	For the three months ended May 31, 2019	For the six months ended May 31, 2019
Interest expense on notes payable	$181,440	$361,682
Debt issuance costs	28,106	58,000

Total interest expense	$209,546	$419,682

Note 7 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Numerator:
Net Income	$953,338	$53,673	$1,640,304	$329,550

Denominator:
Weighted-average shares outstanding-basic	7,545,613	7,803,333	7,543,376	7,802,344
Dilutive common shares issuable upon exercise of stock options	566,676	617,903	577,078	619,798

Weighted-average shares-diluted	8,112,289	8,421,236	8,120,454	8,422,142

Net income per common share:
Basic	$0.13	$0.01	$0.22	$0.04

Diluted	$0.12	$0.01	$0.20	$0.04

For the three months ended May 31, 2020, the Company excluded the effect of 238,681 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2020, the Company excluded the effect of 238,681 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended May 31, 2019, the Company excluded the effect of 51,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2019, the Company excluded the effect of 51,636 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 8 – Stockholders’ Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units). As of May 31, 2020 and November 30, 2019, there were 305,000 and 325,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2020, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. See the Company’s Proxy Statement filed with the Securities and Exchange Commission on October 29, 2019 in connection with the Company’s 2019 Annual Meeting (the “2019 Proxy Statement”). As of May 31, 2020, there were 808,243 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2019, there were 621,365 service-based options issued, 129,729 service-based restricted common shares granted, 823,300 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2020, there were 622,510 shares available for future issuance under the 2012 Plan.

The Company granted 1,500 options to an optionee during the second fiscal quarter of 2019 as approved by the Board of Directors. These options were not issued out of the 2006 or 2012 Plan.

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

There were 0 and 44,969 options granted during the three and six months ended May 31, 2020, respectively.

There were 1,500 options granted during the three and six months ended May 31, 2019, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2020 and May 31, 2019, respectively, are as follows:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019	Six Months Ended May 31, 2020	Six Months Ended May 31, 2019
Weighted average values:
Expected dividends	—	0%	0%	0%
Expected volatility	—	51.2%	64.25%	51.2%
Risk free interest rate	—	2.31%	1.90%	2.31%
Expected life	—	5 years	9 years	5 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2020, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2019	1,089,774	$3.30	3.91	$4,648,111
Granted	44,969	7.26		6,369
Exercised	(20,000)	2.05		102,800
Expired/forfeited	—	—		—

Outstanding at May 31, 2020	1,114,743	$3.49	3.69	$4,409,680

Exercisable at May 31, 2020	1,018,873	$3.11	3.20	$4,404,284

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2020 or November 30, 2019, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three and six months ended May 31, 2020, the Company issued 0 and 20,000 common shares to option holders who exercised options for $0 and $41,000, respectively.

For the three and six months ended May 31, 2019, the Company issued 0 and 2,500 common shares to option holders who exercised options for $0 and $5,700, respectively.

Significant option groups outstanding and exercisable at May 31, 2020 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted
		Average Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	422,500	1.60	$1.73	422,500	$1.73
$2.01 to $3.00	245,000	1.60	$2.78	245,000	$2.78
$3.01 to $4.00	204,729	5.73	$3.14	204,729	$3.14
$6.01 to $7.00	3,833	6.10	$6.52	2,111	$6.51
$7.01 to $8.00	238,681	7.75	$7.57	144,533	$7.63

	1,114,743	3.69	$3.49	1,018,873	$3.11

A summary of the status of the Company’s non-vested options as of May 31, 2020, and changes during the six months ended May 31, 2020, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at November 30, 2019	125,234	$4.70
Granted	44,969	5.03
Vested	(74,333)	4.51
Forfeited	—	—

Non-vested at May 31, 2020	95,870	$5.00

As of May 31, 2020, there was approximately $457,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 1.03 years as of May 31, 2020. The total fair value of shares vested during the six months ended May 31, 2020 was approximately $335,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options vested through the six months ended May 31, 2020 was approximately $73,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. As of May 31, 2020, there was approximately $147,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach. During fiscal 2019, 15,756 and 13,332, respectively, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options as of May 31, 2019 was approximately $90,900 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. There were no market-based vesting condition options for the six months ended May 31, 2020. For performance-based vesting condition options, the Company estimates the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based on certain performance criteria met by the end of the fiscal 2018 service period. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of the options vested through the six months ended May 31, 2020 was approximately $86,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2020, there was approximately $86,000 of total unrecognized compensation cost related to the non-vested options of common stock.

During the second fiscal quarter of 2018, the Company entered into an Amendment Agreement (“CIO Agreement”) with the Company’s CIO, Oleg Mikulinsky. Per the CIO Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options was determined using a Monte Carlo valuation approach. During fiscal 2019, 2,666 of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options expensed as of the six months ended May 31, 2019 was approximately $9,600 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. There were no market-based vesting condition options for the six months ended May 31, 2020. For performance-based vesting condition options, the Company estimates the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of these options that vested through the six months ended May 31, 2020 was approximately $7,600 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Common Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of the options vested through the six months ended May 31, 2020 was $2,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of May 31, 2020, there was approximately $11,500 of total unrecognized compensation cost related to the non-vested options of common stock.

Restricted common shares

Based upon performance measures being obtained during fiscal years, David Portnoy and Mark Portnoy earned 304,946 and 265,172 shares of common stock, respectively. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000 each paid in fiscal 2018. As discussed further in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019, David Portnoy and Mark Portnoy surrendered 157,472 and 134,977 common shares, respectively, for cash which amounted to $534,917 and $457,327, respectively, in 2019.

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

Per the License and Royalty Agreement with LifeCell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $9,500,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $8,500,000 as of May 31, 2020. The balance of approximately $1,000,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology and marketing agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2020 and May 31, 2019. The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of operations.

Processing and Storage Royalties
	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
India	$201,828	$201,828

Total	$201,828	$201,828

	Three Months Ended May 31, 2019	Six Months Ended May 31, 2019
India	$201,828	$201,828

Total	$201,828	$201,828

Note 10 – Legal Proceedings

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2020.

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

As of May 31, 2020, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company did not purchase any of the Company’s common stock during the six months ended May 31, 2020 and May 31, 2019.

In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company established an independent committee of the Board of Directors to review this issue. After completing its investigation, the independent committee determined that certain restricted stock awards and certain performance-based awards were granted in violation of the 2012 Plan. See the Company’s 2019 Proxy Statement. The Company repurchased 292,449 shares that were surrendered by certain executive officers in connection therewith.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2020 and November 30, 2019. As of May 31, 2020, and November 30, 2019, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

Note 12 – Leases

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2020:

May 31, 2020
Assets
Operating lease right-of-use asset	$431,424
Liabilities
Current portion of operating lease liabilities	$268,341
Operating lease long term liabilities	163,249

Total lease liability	$431,590

The maturity of the Company’s lease liabilities at May 31, 2020 were as follows:

Fiscal Year Ending November 30,	Future Operating Lease Payments
2020 (remaining 6 months)	$142,423
2021	284,846
2022	23,737
Less: Imputed interest	(19,416)

Present value of lease liabilities	$431,590

The remaining lease term and discount rates are as follows:

May 31, 2020
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.6
Discount rate (percentage)
Operating lease	5.3%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Operating cash outflows from operating leases	$64,886	$131,186

Note 13 – COVID 19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations but cannot at this time predict the impact of the COVID-19 pandemic. It could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the six months ended May 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2020.

Note 14 – Subsequent Event

Effective June 9, 2020, the Company entered into a Patent Option Agreement (the “Option”) with Duke University (“Duke”). This exclusive Option is for a period of six (6) months from the effective date of the Option. As consideration for the Option, the Company paid Duke a non-refundable, option fee of $350,000 during June 2020. Such option fee, plus any extension fee, will be fully credited against the license fee under the future license agreement. The Option is subject to extension by the Company for an additional six months by payment of $150,000 on or before the expiration of the initial six month option period. In connection with the option, Cryo-Cell anticipates opening a clinic to help patients have greater access to cord blood treatments established by Duke University under the FDA granted Expanded Access Program.

The foregoing summary of the Option is not complete and is qualified in its entirety by reference to the Option, a copy of which is attached to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2020 as Exhibit 10.1 and incorporated by reference.

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

During the six months ended May 31, 2020, total revenue decreased less than 1% as compared to the same period in 2019. The Company reported net income of approximately $1,640,000 or $0.22 per basic common share for the six months ended May 31, 2020 compared to net income of approximately $330,000 or $0.04 per basic common share for the same period in 2019. Net income for the six months ended May 31, 2020 principally resulted from a 2% decrease in cost of sales and a 12% decrease in interest expense offset by a less than one present decrease in revenue and slight increase in selling, general and administrative expenses. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the six months ended May 31, 2019 to reduce inventory from cost to net realizable value of the liability,

At May 31, 2020, the Company had cash and cash equivalents of $8,419,565. The Company’s cash increased approximately $1,900,000 during the first six months of fiscal 2020. Cash provided by operations was approximately $3,438,000 which was offset by approximately $50,000 used for the purchase of property and equipment and approximately $1,550,000 used to repay the note payable.

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations but cannot at this time predict the impact of the COVID-19 pandemic. It could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the six months ended May 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2020.

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

Results of Operations - Six Month Period Ended May 31, 2020 Compared to the Six-Month Period Ended May 31, 2019

Revenues. Revenues for the six months ended May 31, 2020 were $15,492,618 as compared to $15,622,964 for the same period in 2019, a 1% decrease. The decrease in revenue was primarily attributable to a 1% decrease in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue offset by a 6% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2020 versus the same period in 2019.

Public Banking Revenue. For the six months ended May 31, 2020, revenue from public banking was $367,721 compared to $368,480 for the six months ended May 31, 2019.

Product Revenue. For the six months ended May 31, 2020, revenue from the PrepaCyte®-CB product sales was $117,707 compared to $37,760 for the six months ended May 31, 2019.

Licensee and Royalty Income. Licensee and royalty income for the six months ended May 31, 2020, was $201,828 as compared to $201,828 for the 2019 period. Licensee and royalty income for the six months ended May 31, 2020 and May 31, 2019 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $9,500,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $8,500,000 as of May 31, 2020. The balance of approximately $1,000,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the six months ended May 31, 2020 was $4,983,687 as compared to $5,094,518 for the same period in 2019, representing a 2% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $103,000 and $96,000 for the six months ended May 31, 2020 and 2019, respectively. Also, included in Cost of sales is $73,131 and $164,627 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the six months ended May 31, 2020 and May 31, 2019, respectively. Also included in Cost of Sales is $889,041 and $672,361 for the six months ended May 31, 2020 and May 31, 2019, respectively, related to the public cord blood bank. The decrease in cost of sales for the six months ended May 31, 2020 versus May 31, 2019 is due to the decrease in the number of new domestic cord blood specimens processed for the six months ended May 31, 2020 versus May 31, 2019 which is offset by the increase in costs due to the public cord blood bank.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2020 were $7,428,597 as compared to $7,393,229 for the 2019 period representing a slight increase. These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2020 were $15,543 as compared to $10,841 for the 2019 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2020 was $87,524 compared to $112,314 for the 2019 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the six months ended May 31, 2020 and May 31, 2019 was a decrease of $23,989 and $670,927, respectively, creating a gain in the accompanying consolidated statements of comprehensive income. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2020. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the six months ended May 31, 2020 was $0 compared to $2,332,763 for the 2019 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the six months ended May 31, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the six months ended May 31, 2020 was $730,670 compared to $831,212 for the six months ended May 31, 2019, of which, $238,202 and $419,682, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2020 was $610,562 compared to $133,782 for the six months ended May 31, 2019.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $21,828 and $21,828 for the six months ended May 31, 2020 and May 31, 2019, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income .

Results of Operations - Three Month Period Ended May 31, 2020 Compared to the Three-Month Period Ended May 31, 2018

Revenues. Revenues for the three months ended May 31, 2020 were $7,871,844 as compared to $8,127,852 for the same period in 2019.

Processing and Storage Fees. The decrease in processing and storage fee revenue is primarily attributable to a 7% increase in recurring annual storage fee revenue and a 13% decrease in the number of new cord blood specimens processed for three months ended May 31, 2020 versus the same period in 2019.

Public Banking Revenue. For the three months ended May 31, 2020, revenue from public banking was $213,642 compared to $234,115 for the three months ended May 31, 2019.

Product Revenue. For the three months ended May 31, 2020, revenue from the PrepaCyte®-CB product sales was $57,300 compared to $12,040 for the three months ended May 31, 2019.

Licensee and Royalty Income. Licensee and royalty income for the three months ended May 31, 2020, was $201,828 as compared to $201,828 for the 2019 period. Licensee and royalty income for the three months ended May 31, 2020 and May 31, 2019 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive license agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1 Million cap on the amount of royalty due to the Company per year and a $10 Million cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $9,500,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $8,500,000 as of May 31, 2020. The balance of approximately $1,000,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales. Cost of sales for the three months ended May 31, 2020 was $2,480,543 as compared to $2,628,291 for the same period in 2019, representing a 6% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $48,000 for the three months ended May 31, 2020 and 2019, respectively. Also, included in Cost of Sales is $32,014 and $4,621 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the three months ended May 31, 2020 and May 31, 2019, respectively. Also included in Cost of Sales is $482,088 and $404,771 for the three months ended May 31, 2020 and May 31, 2019, respectively, related to the public cord blood bank. The decrease in cost of sales for the three months ended May 31, 2020 versus May 31, 2019 is due to the decreased costs associated with the 6% decrease in the number of new domestic cord blood specimens processed in the second quarter fiscal 2020 versus the second quarter fiscal 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2020 were $3,558,568 as compared to $3,647,927 for the 2019 period representing a 2% decrease. Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2020 were $9,821 as compared to $4,957 for the 2019 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2020 was $43,303 compared to $55,334 for the 2019 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended May 31, 2020 was $27,423 compared to ($1,037,984) for the 2019 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2020. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the three months ended May 31, 2020 was $0 compared to $2,332,763 for the 2019 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the three months ended May 31, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the three months ended May 31, 2020, was $365,371 compared to $424,287 during the comparable period in 2019, of which, $103,941 and $209,546, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6. The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s revenue sharing agreements (“RSAs”) based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2020 was $358,182 compared to $29,115 for the three months ended May 31, 2019.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements. The Company recorded $21,828 and $21,828 for the three months ended May 31, 2020 and 2019, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

At May 31, 2020, the Company had cash and cash equivalents of $8,419,565 as compared to $6,541,037 at November 30, 2019. The increase in cash and cash equivalents during the six months ended May 31, 2020 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2020 was $3,437,755, which was primarily attributable to the Company’s operating results.

Net cash provided by operating activities for the six months ended May 31, 2019 was $2,381,722, which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the six months ended May 31, 2020 was $50,228 which was primarily attributable to the purchases of property and equipment.

Net cash used in investing activities for the six months ended May 31, 2019 was $408,870 which was primarily attributable to the purchases of property and equipment.

Net cash used in financing activities for the six months ended May 31, 2020 was $1,508,999, which was primarily attributable to the payments of $1,550,000 to repay the note payable described above offset by the receipt of $41,000 from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan. The Company established an independent committee of the Board of Directors to review this issue and since that time, as part of its resolution of these issues. Management implemented additional disclosure controls and procedures to address these issues.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with respect to the matters reviewed in March 2018, there were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending. On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs. The Company believes the plaintiffs’ claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of May 31, 2020.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2020	—	$—	—	1,906,465
April 1 – 30, 2020	—	$—	—	1,906,465
May 1 – 31, 2020	—	$—	—	1,906,465

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 10, 2020