Form 10-Q
period 2020-08-31
CRYO CELL INTERNATIONAL INC
filed 2020-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of October 12, 2020, 13,633,638 shares of $0.01 par value common stock were issued and 7,545,613 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$8,107,608	$6,541,037
Marketable securities	62,716	904,053
Accounts receivable (net of allowance for doubtful accounts of $2,772,550 and $2,584,091, respectively)	6,503,550	6,097,331
Prepaid expenses	599,429	500,260
Inventory, current portion	1,203,328	1,084,533
Other current assets	287,032	260,397
Total current assets	16,763,663	15,387,611
Property and Equipment-net	1,663,892	1,846,467
Other Assets
Investment - Tianhe stock	308,000	308,000
Patent option agreement	350,000	—
Intangible assets, net	1,198,504	1,249,254
Inventory, net of current portion	12,289,477	12,646,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	9,079,994	9,079,994
Operating lease right-of-use asset	365,696	—
Deposits and other assets, net	479,526	427,423
Total other assets	26,012,608	25,652,082
Total assets	$44,440,163	$42,886,160
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$899,951	$1,369,111
Accrued expenses	1,048,762	2,085,180
Current portion of note payable	3,100,000	3,100,000
Current portion of operating lease liability	271,932	—
Deferred revenue	9,107,027	8,875,138
Total current liabilities	14,427,672	15,429,429
Other Liabilities
Deferred revenue, net of current portion	26,201,441	23,633,373
Contingent consideration	3,280,316	3,495,057
Note payable, net of current portion and debt issuance costs	3,598,164	5,856,152
Operating lease long-term liability	93,904	—
Long-term liability - revenue sharing agreements	875,000	1,425,000
Total other liabilities	34,048,825	34,409,582
Total liabilities	48,476,497	49,839,011
Commitments and contingencies (Note 10)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,633,638 issued and 7,545,613 outstanding as of August 31, 2020 and 13,598,909 issued and 7,510,884 outstanding as of November 30, 2019)	136,336	135,989
Additional paid-in capital	36,410,226	35,918,827
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated deficit	(20,019,539)	(22,444,310)
Total stockholders' deficit	(4,036,334)	(6,952,851)
Total liabilities and stockholders' deficit	$44,440,163	$42,886,160

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2020	2019	2020	2019
Revenue:
Processing and storage fees	$7,486,858	$7,606,624	$22,292,220	$22,621,520
Public banking revenue	116,826	160,561	484,547	529,041
Licensee and royalty income	427,874	423,173	629,702	625,001
Product revenue	82,800	33,035	200,507	70,795
Total revenue	8,114,358	8,223,393	23,606,976	23,846,357
Costs and Expenses:
Cost of sales	2,360,324	2,589,335	7,344,011	7,683,853
Selling, general and administrative expenses	3,375,807	3,556,602	10,804,404	10,949,831
Impairment of public inventory	—	—	—	2,332,763
Change in fair value of contingent consideration	(145,752)	34,649	(169,741)	(636,278)
Research, development and related engineering	1,248	2,440	16,791	13,281
Depreciation and amortization	42,510	47,286	130,034	159,600
Total costs and expenses	5,634,137	6,230,312	18,125,499	20,503,050
Operating Income	2,480,221	1,993,081	5,481,477	3,343,307
Other Expense:
(Losses) gains on marketable securities	(134,626)	34,882	(133,250)	(998)
Other income	17	986	749	3,012
Interest expense	(338,675)	(413,942)	(1,069,345)	(1,245,154)
Loss on extinguishment of revenue sharing agreement	(1,070,900)	—	(1,070,900)	—
Total other expense	(1,544,184)	(378,074)	(2,272,746)	(1,243,140)
Income before income tax expense	936,037	1,615,007	3,208,731	2,100,167
Income tax expense	(151,570)	(498,748)	(783,960)	(654,358)
Net Income and Comprehensive Income	$784,467	$1,116,259	$2,424,771	$1,445,809
Net income per common share - basic	$0.10	$0.14	$0.32	$0.19
Weighted average common shares outstanding - basic	7,545,613	7,803,333	7,544,124	7,802,676
Net income per common share - diluted	$0.10	$0.13	$0.30	$0.17
Weighted average common shares outstanding - diluted	8,179,465	8,445,237	8,137,463	8,430,251

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,424,771	$1,445,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	284,689	304,463
Impairment of public inventory	—	2,332,763
Loss on disposal of property and equipment	1,032	—
Change in fair value of contingent consideration	(169,741)	(636,278)
Losses on marketable securities	133,250	998
Compensatory element of stock options	450,746	239,983
Provision for doubtful accounts	501,312	587,716
Loss on extinguishment of revenue sharing agreements	1,070,900	—
Amortization of debt issuance costs	67,010	86,014
Amortization of operating lease right-of-use asset	197,079	—
Changes in assets and liabilities:
Accounts receivable	(907,531)	(608,537)
Prepaid expenses	(99,169)	(64,473)
Inventory	237,728	25,265
Other current assets	(26,635)	(5,506)
Deposits and other assets, net	(52,103)	30,832
Accounts payable	(469,160)	(248,616)
Accrued expenses	(757,318)	(1,311,841)
Operating lease liability	(196,939)	—
Deferred revenue	2,799,957	2,991,800
Net cash provided by operating activities	5,489,878	5,170,392
Cash flows from investing activities:
Purchases of property and equipment	(52,396)	(507,339)
Purchase of patent option agreement	(350,000)	—
Liquidation of marketable securities	708,087	—
Net cash provided by (used in) investing activities	305,691	(507,339)
Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(1,900,000)	—
Repayments of note payable	(2,324,998)	(3,324,997)
Proceeds from the exercise of stock options	41,000	5,700
Payment of Cord:Use earnout	(45,000)	(45,000)
Net cash used in financing activities	(4,228,998)	(3,364,297)
Increase in cash and cash equivalents	1,566,571	1,298,756
Cash and cash equivalents - beginning of period	6,541,037	6,040,033
Cash and cash equivalents - end of period	$8,107,608	$7,338,789
Supplemental non-cash operating activities:
Operating lease right-of-use asset recorded due to adoption of ASC 842	$562,775	$—
Operating lease liability recorded due to adoption of ASC 842	$562,775	$—
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$—	$(340,984)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended August 31, 2020
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at May 31, 2020	13,633,638	$136,336	$36,248,232	$(20,563,357)	$—	$(20,804,006)	$(4,982,795)
Compensatory element of stock options			161,994				161,994
Net income						784,467	784,467
Balance at August 31, 2020	13,633,638	$136,336	$36,410,226	$(20,563,357)	$—	$(20,019,539)	$(4,036,334)

	For the Nine Months Ended August 31, 2020
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$—	$(22,444,310)	$(6,952,851)
Common stock issued	34,729	347	40,653				41,000
Compensatory element of stock options			450,746				450,746
Net income						2,424,771	2,424,771
Balance at August 31, 2020	13,633,638	$136,336	$36,410,226	$(20,563,357)	$—	$(20,019,539)	$(4,036,334)

	For the Three Months Ended August 31, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at May 31, 2019	13,598,909	$135,989	$35,746,866	$(19,571,113)	$—	$(24,405,534)	$(8,093,792)
Compensatory element of stock options			14,174				14,174
Net income						1,116,259	1,116,259
Balance at August 31, 2019	13,598,909	$135,989	$35,761,040	$(19,571,113)	$—	$(23,289,275)	$(6,963,359)

	For the Nine Months Ended August 31, 2019
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)
Common stock issued	2,500	25	5,675				5,700
Compensatory element of stock options			239,983				239,983
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax ($94,192)						253,447	253,447
Net income						1,445,809	1,445,809
Balance at August 31, 2019	13,598,909	$135,989	$35,761,040	$(19,571,113)	$—	$(23,289,275)	$(6,963,359)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2020 and November 30, 2019, the related Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2020 and August 31, 2019, Cash Flows for the nine months ended August 31, 2020 and 2019 and Stockholders’ Deficit for the three and nine months ended August 21, 2020 and 2019 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2019 Annual Report on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.  The results of operations for the three and nine months ended August 31, 2020are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2020.

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

Under ASC 606, revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised services are transferred to the customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer ("transaction price").

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

Under ASC 606, revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised services are transferred to the customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer ("transaction price").

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

As of August 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $35,308,468, which will be recognized ratably on a straight-line basis over the contractual period of which $9,107,027, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission.  The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2020, the Company recorded $14,261 and $37,405, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  During the three and nine months ended August 31, 2019, the Company recorded $10,747 and $25,216, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date.  The Company did not record any impairment losses in relation to costs capitalized.  For the three and nine months ended August 31, 2020, the Company capitalized additional contract acquisition costs of $22,351 and $68,152, respectively, net of amortization.  For the three and nine months ended August 31, 2019, the Company capitalized additional contract acquisition costs of $23,180 and $67,668, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of comprehensive income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2020	At Adoption
Contract assets (sales commissions)	$450,638	$329,231
Accounts receivables	$6,503,550	$5,867,335
Short-term contract liabilities (deferred revenue)	$9,107,027	$8,365,284
Long-term contract liabilities (deferred revenue)	$26,201,441	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing.  Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories.  The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2020.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at August 31, 2020
Contract assets (sales commissions)	$398,535	$68,152	$(16,049)	$450,638
Accounts receivables	$6,097,331	$28,361,238	$(27,955,019)	$6,503,550
Contract liabilities (deferred revenue)	$32,508,511	$13,045,728	$(10,245,771)	$35,308,468

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2019:

	Balance at December 1, 2018	Additions	Deductions	Balance at August 31, 2019
Contract assets (sales commissions)	$329,231	$67,668	$(13,500)	$383,399
Accounts receivables	$5,867,335	$27,615,196	$(27,594,375)	$5,888,156
Contract liabilities (deferred revenue)	$28,682,515	$14,184,601	$(11,192,801)	$31,674,315

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

Inventories

As part of the Cord:Use Purchase Agreement, (see Note 2), the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2020, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory.  Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 4).   Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the three and nine months ended August 31, 2019 to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  For the three and nine months ended August 31, 2020 and August 31, 2019, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows.  If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use (see Note 2) over the estimated fair value of the net tangible, intangible and identifiable assets acquired.  The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.  The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the two-step goodwill impairment test is not required.  If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the two-step goodwill impairment test is required.  Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement.  Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and as short-term and long-term lease liabilities, as applicable.  The Company does not have any financing leases.

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

Stock Compensation

As of August 31, 2020, the Company has two stock-based compensation plans, which are described in Note 8 to the unaudited consolidated financial statements.  The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting.  The Company recognized approximately $451,000 and $240,000 for the nine months ended August 31, 2020 and August 31, 2019 respectively, of stock compensation expense.    The Company recognized approximately $162,000 and $14,000 for the three months ended August 31, 2020 and August 31, 2019, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2020 and November 30, 2019, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements
	August 31,	at August 31, 2020 Using
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$62,716	$62,716	—	—

Total	$62,716	$62,716	—	—

Liabilities:
Contingent consideration	$3,280,316	$—	—	$3,280,316
Total	$3,280,316	$—	—	$3,280,316

Contingent Consideration:

Beginning Balance as of November 30, 2019	$3,495,057

Subtractions – Cord:Use earnout	(45,000)
Fair value adjustment as of August 31, 2020	(169,741)

Ending balance as of August 31, 2020	$3,280,316

	Fair Value at	Fair Value Measurements
	November 30,	at November 30, 2019 Using
Description	2019	Level 1	Level 2	Level 3
Assets:
Trading securities	$904,053	$904,053	—	—
Total	$904,053	$904,053	—	—

Liabilities
Contingent consideration	$3,495,057	$—	—	$3,495,057
Total	$3,495,057	$—	—	$3,495,057

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income.  Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities.  As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption.  Prior periods have not been restated for the impact of this accounting change.  There was approximately $35,000 and ($1,000) in holding gain (losses), respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three and nine months ended August 31, 2019, respectively. There was approximately ($135,000) and ($133,000) in holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the three and nine months ended August 31, 2020, respectively.  Included in the holding loss for the three and nine months ended August 31, 2020, the Company recorded an approximately ($175,000) loss when it received a cash liquidating distribution of an investment.

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing (See Note 2).  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer.  Upon the adoption of ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2020.   At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This update simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.  The guidance was effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period.  The Company evaluated this new standard and determined it had no impact on our financial statements.

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

As of both August 31, 2020 and November 30, 2019 goodwill is reflected at $1,941,411 on the consolidated balance sheets.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax (expense) benefit for the three months and nine months ended August 31, 2020 and August 31, 2019:

	For the three months ended August 31, 2020	For the three months ended August 31, 2019
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,914,732	$8,029,797
PrepaCyte®-CB	82,800	33,035
Public cord blood banking	116,826	160,561
Total net revenue	$8,114,358	$8,223,393

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,911,141	$2,240,257
PrepaCyte®-CB	55,021	25,180
Public cord blood banking	394,162	323,898
Total cost of sales	$2,360,324	$2,589,335

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$35,616	$38,223
PrepaCyte®-CB	6,894	9,063
Public cord blood banking	—	—
Total depreciation and amortization	$42,510	$47,286

Operating income
Umbilical cord blood and cord tissue stem cell service	$2,736,798	$2,175,563
PrepaCyte®-CB	21,291	(19,146)
Public cord blood banking	(277,868)	(163,336)
Total operating income	$2,480,221	$1,993,081

Interest expense
Umbilical cord blood and cord tissue stem cell service	$338,675	$413,942
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$338,675	$413,942

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$151,570	$498,748
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total income tax expense	$151,570	$498,748

	For the nine months ended August 31, 2020	For the nine months ended August 31, 2019
Net revenue
Umbilical cord blood and cord tissue stem cell service	$22,921,922	$23,246,521
PrepaCyte®-CB	200,507	70,795
Public cord blood banking	484,547	529,041
Total net revenue	$23,606,976	$23,846,357

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$5,932,655	$6,497,788
PrepaCyte®-CB	128,154	189,806
Public cord blood banking	1,283,202	996,259
Total cost of sales	$7,344,011	$7,683,853

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$109,351	$132,409
PrepaCyte®-CB	20,683	27,191
Public cord blood banking	—	—
Total depreciation and amortization	$130,034	$159,600

Operating income
Umbilical cord blood and cord tissue stem cell service	$6,229,222	$6,307,426
PrepaCyte®-CB	51,671	(164,141)
Public cord blood banking	(799,416)	(2,799,978)
Total operating income	$5,481,477	$3,343,307

Interest expense
Umbilical cord blood and cord tissue stem cell service	$1,069,345	$1,245,154
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,069,345	$1,245,154

Income tax expense
Umbilical cord blood and cord tissue stem cell service	$783,960	$654,358
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total income tax expense	$783,960	$654,358

The following table shows the assets by segment as of August 31, 2020 and November 30, 2019:

	As of August 31, 2020	As of November 30, 2019
Assets
Umbilical cord blood and cord tissue stem cell service	$30,896,188	$28,975,002
PrepaCyte®-CB	291,117	289,804
Public cord blood banking	13,252,858	13,621,354
Total assets	$44,440,163	$42,886,160

Note 4– Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials.  Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service.  Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale.  The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value.  The components of inventory at August 31, 2020 and November 30, 2019 are as follows:

	As of August 31, 2020	As of November 30, 2019
Raw materials	$—	$—
Work-in-process	286,218	149,972
Work-in-process – Public Bank	—	—
Finished goods	43,855	52,451
Finished goods – Public Bank	13,134,828	13,491,375
Collection kits	35,622	44,453
Inventory reserve	(7,718)	(7,718)
Total inventory	$13,492,805	$13,730,533

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

Intangible assets were as follows as of August 31, 2020 and November 30, 2019:

	Useful lives	August 31, 2020	November 30, 2019
Patents and Domain Names	10-20 years	234,570	234,570
Less: Accumulated amortization		(44,244)	(35,526)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(172,631)	(155,194)
Customer relationships-PrepaCyte CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(6,924)	(6,329)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships-Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(72,000)	(48,000)

Net Intangible Assets		$1,198,504	$1,249,254

Amortization expense of intangibles was approximately $17,000 and $19,000 for the three months ended August 31, 2020 and August 31, 2019, respectively.  Amortization expense of intangibles was approximately $51,000 and $73,000 for the nine months ended August 31, 2020 and August 31, 2019, respectively.

Note 6– Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities.  The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock.  Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00.  On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021.  On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB.  Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB.  The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.  On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB.  Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase.  In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000.  As of the three and nine months ended August 31, 2020, the Company paid interest of $63,560 and $254,945, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.  As of the three and nine months ended August 31, 2019, the Company paid interest of $162,134 and $523,818, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan.  As of the three and nine months ended August 31, 2020, $20,193 and $67,012, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.   As of the three and nine months ended August 31, 2019, $28,014 and $86,014, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of August 31, 2020, and November 30, 2019, the note payable obligation was as follows:

	August 31, 2020	November 30, 2019
Note payable	$6,783,433	$9,108,433
Unamortized debt issuance costs	(85,269)	(152,281)
Net note payable	$6,698,164	$8,956,152

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	3,598,164	5,856,152
Total	$6,698,164	$8,956,152

Interest expense on the note payable for the three and nine months ended August 31, 2020 and August 31, 2019 was as follows:

	For the three months ended August 31, 2020	For the nine months ended August 31, 2020
Interest expense on notes payable	$63,560	$254,945
Debt issuance costs	20,193	67,012
Total interest expense	$83,753	$321,957

	For the three months ended August 31, 2019	For the nine months ended August 31, 2019
Interest expense on notes payable	$162,134	$523,818
Debt issuance costs	28,014	86,014
Total interest expense	$190,148	$609,832

Note 7 –Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Numerator:
Net Income	$784,467	$1,116,259	$2,424,771	$1,445,809
Denominator:
Weighted-average shares outstanding-basic	7,545,613	7,803,333	7,544,124	7,802,676
Dilutive common shares issuable upon exercise of stock options	633,852	641,904	593,339	627,575
Weighted-average shares-diluted	8,179,465	8,445,237	8,137,463	8,430,251
Net income per common share:
Basic	$0.10	$0.14	$0.32	$0.19
Diluted	$0.10	$0.13	$0.30	$0.17

For the three months ended August 31, 2020, the Company excluded the effect of 7,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.  For the nine months ended August 31, 2020, the Company excluded the effect of 196,101 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 8 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units).  As of August 31, 2020, and November 30, 2019, there were 305,000 and 325,000 options issued, but not yet exercised, under the 2006 Plan, respectively.  As of August 31, 2020, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012.  The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).  In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares.  In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019.  See the Company’s Proxy Statement filed with the Securities and Exchange Commission on October 29, 2019 in connection with the Company’s 2019 Annual Meeting (the “2019 Proxy Statement”). As of August 31, 2020, there were 815,243 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of August 31, 2019, there were 732,330 service-based options issued, 129,729 service-based restricted common shares granted, 823,300 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of August 31, 2020, there were 615,510 shares available for future issuance under the 2012 Plan.

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

There were 7,000 and 51,969 options granted during the three and nine months ended August 31, 2020, respectively.

There were 110,965 and 112,465 options granted during the three and nine months ended August 31, 2019, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2020 and August 31, 2019, respectively, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	51.8%	49.7%	62.6%	49.7%
Risk free interest rate	0.42%	1.39%	1.70%	1.40%
Expected life	6 years	5 years	9 years	5 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2020, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2019	1,089,774	$3.30	3.91	$4,648,111

Granted	51,969	7.51		49,989
Exercised	(20,000)	2.05		102,800
Expired/forfeited	—	—		—

Outstanding at August 31, 2020	1,121,743	$3.52	3.47	$5,444,134
Exercisable at August 31, 2020	1,047,166	$3.23	3.08	$5,380,026

The weighted average grant date fair value of options granted during the nine months ended August 31, 2020 and August 31, 2019 was $4.94 and $3.32, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2020 or November 30, 2019, as applicable.  The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2020, the Company issued 0 and 20,000 common shares to option holders who exercised options for $0 and $41,000, respectively.

During the three and nine months ended August 31, 2019, the Company issued 0 and 2,500 common shares to option holders who exercised options for $0 and $5,700, respectively.

Significant option groups outstanding and exercisable at August 31, 2020 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price	Outstanding	Exercise Price
$1.01 to $ 2.00	422,500	1.34	$1.73	422,500	$1.73
$2.01 to $ 3.00	245,000	1.35	2.78	245,000	2.78
$3.01 to $4.00	204,729	5.48	3.14	204,729	3.14
$6.01 to $7.00	3,833	5.84	6.52	2,944	6.51
$7.01 to $8.00	238,681	7.49	7.57	171,993	7.62
$9.01 to $10.00	7,000	9.94	9.10	—	—
	1,121,743	3.47	$3.52	1,047,166	$3.23

A summary of the status of the Company’s non-vested options as of August 31, 2020, and changes during the nine months ended August 31, 2020, is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at November 30, 2019	125,234	$4.70

Granted	51,969	4.94
Vested	(102,626)	4.62
Forfeited	—	—
Non-vested at August 31, 2020	74,577	$4.98

As of August 31, 2020, there was approximately $314,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan.  The cost is expected to be recognized over a weighted-average period of 1.14 years as of August 31, 2020.  The total fair value of shares vested during the nine months ended August 31, 2020 was approximately $474,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the three and nine months ended August 31, 2020 was approximately $6000 and $79,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. As of August 31, 2020, there was approximately $141,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2021.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation approach.  During fiscal 2019, 15,756 and 13,332, respectively, of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period.  The fair value of these options as of August 31, 2019 was approximately $136,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  There were no market-based vesting condition options for the nine months ended August 31, 2020.  For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of these options vested through the nine months ended August 31, 2020 was approximately $121,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.  As of August 31, 2020, there was approximately $51,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation.  During fiscal 2019, 2,666 of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period.  The fair value of these options as of August 31, 2019 was approximately $14,000, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income. There were no market-based vesting condition options for the nine months ended August 31, 2020.  For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair of these options that vested through the nine months ended August 31, 2020 was approximately $10,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021.  The fair value of the options vested through the nine months ended August 31, 2020 was $2,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  As of August 31, 2020, there was approximately $8,600 of total unrecognized compensation cost related to the non-vested options of common stock.

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

Note 9 – License Agreements

The Company enters into two types of licensing agreements and in both types, the Company earns revenue on the initial license fees.  Under the technology agreements, the Company earns processing and storage royalties from the affiliates that process in their own facility.  Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company's facility in Oldsmar, Florida.

Technology Agreements

The Company has entered into a definitive License and Royalty Agreement with LifeCell International Private Limited, formerly Asia Cryo-Cell Private Limited, (“LifeCell”) to establish and market its umbilical cord blood and menstrual stem cell programs in India.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $8,650,000 as of August 31, 2020.  The balance of approximately $1,350,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2020 and August 31, 2019.  The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of comprehensive income.

	Processing and Storage Royalties
	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
License and royalty income	$427,874	$629,702

Total	$427,874	$629,702

	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
License and royalty income	$423,173	$625,001

Total	$423,173	$625,001

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

On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice to foregoing complaint. Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states (See Note 15).

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

Note 11 – Share Repurchase Plan

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company's outstanding common stock.  On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to three million (3,000,000).  On April 8, 2015, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to six million (6,000,000) shares.  On October 6, 2016, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to eight million (8,000,000) shares.  The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

As of August 31, 2020, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions under the Company’s share repurchase plan.  The Company did not purchase any of the Company’s common stock during the nine months ended August 31, 2020 and August 31, 2019.

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

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2020 and November 30, 2019.  As of August 31, 2020, and November 30, 2019, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement.  Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and as short-term and long-term lease liabilities, as applicable.  The Company does not have any financing leases.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2020:

August 31, 2020
Assets
Operating lease right-of-use asset	$365,696

Liabilities
Current portion of operating lease liabilities	$271,932
Operating lease long term liabilities	93,904
Total lease liability	$365,836

The maturity of the Company’s lease liabilities at August 31, 2020 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2020 (remaining 3 months)	$71,212
2021	284,846
2022	23,737
Less: Imputed interest	(13,959)
Present value of lease liabilities	$365,836

The remaining lease term and discount rates are as follows:

August 31, 2020
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.3
Discount rate (percentage)
Operating lease	5.3%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020
Operating cash outflows from operating leases	$65,754	$196,940

Note 13 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations but cannot at this time predict the impact of the COVID-19 pandemic.  It could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  Operating results for the nine months ended August 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2020.

Note 14 – Patent Option Agreement

Effective June 9, 2020, the Company entered into a Patent Option Agreement (the “Option”) with Duke University (“Duke”).  This exclusive Option is for a period of six months from the effective date of the Option. As consideration for the Option, the Company paid Duke a non-refundable, option fee of $350,000 during June 2020. Such option fee, plus any extension fee, will be fully credited against the license fee under the future license agreement. The Option is subject to extension by the Company for an additional six months by payment of $150,000 on or before the expiration of the initial six-month option period.  In connection with the option, Cryo-Cell anticipates opening a clinic to help patients have greater access to cord blood treatments established by Duke University under the FDA granted Expanded Access Program.

The foregoing summary of the Option is not complete and is qualified in its entirety by reference to the Option, a copy of which is attached to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2020 as Exhibit 10.1 and incorporated by reference.

Note 15 – Cancellation of Revenue Sharing Agreements

On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice the previously disclosed complaint (See Note 10).  Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the three and nine months ended August 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Form 10‑Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," “anticipate,” "believe," "goal," “strategy,” "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Those statements appear in a number of places in this Form 10‑Q and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	our future performance and operating results;
(ii)	our future operating plans;
(iii)	our liquidity and capital resources; and
(iv)	our financial condition, accounting policies and management judgments.

Investors and prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward‑looking statements as a result of various factors. The factors that might cause such differences include:

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

We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10‑Q to reflect events or circumstances after the date of this Form 10‑Q or to reflect the occurrence of unanticipated events.

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

During the nine months ended August 31, 2020, total revenue decreased 1% as compared to the same period in 2019.  The Company reported net income of approximately $2,425,000 or $0.32 per basic common share for the nine months ended August 31, 2020 compared to net income of $1,446,000 or $0.19 per basic common share for the nine months ended August 31, 2019.  Net income for the nine months ended August 31, 2020 principally resulted from a 4% decrease in cost of sales, a 1% decrease in selling, general and administrative expenses, a 14% decrease in interest expense and a 73% decrease in the Contingent Consideration (described below) which were offset by a 1% decrease in revenue and the termination of a revenue sharing agreement. On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice the previously disclosed complaint (See Note 10). Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the three and nine months ended August 31, 2020.  Included in the net income for the nine months ended August 31, 2019 was an impairment charge of $2,332,763.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the second quarter of fiscal 2019 to reduce inventory from cost to net realizable value.

At August 31, 2020, the Company had cash and cash equivalents of $8,107,608.  The Company’s cash increased approximately $1,600,000 during the first nine months of fiscal 2020.  Cash provided by operations was approximately $5,490,000 and cash provided due to the liquidation of marketable securities was $708,087 (see Note 1), which were offset by approximately $52,000 used for the purchase of property and equipment, $350,000 paid  to Duke as part of the Patent Option Agreement (see Note 14), $1,900,000 toward the termination of a revenue sharing agreement (see Note 15) and approximately $2,325,000 used to repay the note payable.

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations but cannot at this time predict the impact of the COVID-19 pandemic.  It could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  Operating results for the nine months ended August 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2020.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value.  These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of RSA interests, a deregistration of the Company's common stock under the Securities Exchange Act of 1934 or a going-private transaction.   These options may or may not be related to the Company’s current business.  In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations – Nine Month Period Ended August 31, 2020 Compared to the Nine Month Period Ended August 31, 2019

Revenue.  Revenue for the nine months ended August 31, 2020 was $23,606,976 as compared to $23,846,357 for the same period in 2019.  The decrease in revenue was primarily attributable to a 1% decrease in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue offset by an 8% decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2020 versus the same period in 2019.

Product Revenue. For the nine months ended August 31, 2020, revenue from the product sales was $200,507 compared to $70,795 for the nine months ended August 31, 2019.

Public Cord Blood Banking Revenue.  For the nine months ended August 31, 2020, revenue from the public cord blood banking sales was $484,547 compared to $529,041 for the nine months ended August 31, 2019.

Licensee Income. Licensee income for the nine months ended August 31, 2020 was $629,702 as compared to $625,001 for the 2019 period.  Licensee and royalty income for the nine months ended August 31, 2020 and August 31, 2019 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $8,650,000 as of August 31, 2020.  The balance of approximately $1,350,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.  As of August 31, 2020, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

Cost of Sales.  Cost of sales for the nine months ended August 31, 2020 was $7,344,011 as compared to $7,683,853 for the same period in 2019, representing a 4% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $155,000 and $145,000 for the nine months ended August 31, 2020 and 2019, respectively.   Cost of Sales also includes $128,153 and $189,806 for the nine months ended August 31, 2020 and August 31, 2019, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $1,283,203 and $996,259 for the nine months ended August 31, 2020 and August 31, 2019, respectively, related to the public banks. The decrease in cost of sales for the nine months ended August 31, 2020 versus August 31, 2019 is due to the decrease in the number of new domestic cord blood specimens processed during the nine months ended August 31, 2020 versus August 31, 2019 which is offset by the increase in costs due to the public cord blood bank.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended August 31, 2020 were $10,804,404 as compared to $10,949,831 for the 2019 period representing a 1% decrease.  These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the nine months ended August 31, 2020 were $16,791 as compared to $13,281 for the 2019 period.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2020 was $130,034 compared to $159,600 for the 2019 period.

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the nine months ended August 31, 2020 was $169,741 compared to $636,278 for the 2019 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of August 31, 2020.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory.  The impairment of public inventory for the nine months ended August 31, 2020 was $0 compared to $2,332,763 for the 2019 period.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $2,332,763 was recognized during the nine months ended August 31, 2019 to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the nine months ended August 31, 2020, was $1,069,345 compared to $1,245,154 during the comparable period in 2019, of which, $321,957 and $609,832, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6.   The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Extinguishment of Revenue Sharing Agreement.  On August 31, 2020, the Company entered into a Termination Agreement with the Erie Group pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice the previously disclosed complaint (See Note 10). Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the nine months ended August 31, 2020.

Income Taxes.  U.S. income tax expense for the nine months ended August 31, 2020 was $715,858 compared to $586,764 for the nine months ended August 31, 2019.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.  The Company recorded $68,102 and $67,594 for the nine months ended August 31, 2020 and 2019, respectively, of foreign income tax expense which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

Results of Operations - Three Month Period Ended August 31, 2020 Compared to the Three-Month Period Ended August 31, 2019

Revenue.  Revenue for the three months ended August 31, 2020 was $8,114,358 as compared to $8,223,393 for the same period in 2019, a decrease of 1%.

Processing and Storage Fees. For the three months ended August 31, 2020, processing and storage fees revenue was $7,486,858 compared to $7,606,624 for the three months ended August 31, 2019.  The decrease in processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue.

Product Revenue. For the three months ended August 31, 2020, revenue from the product sales was $82,800 compared to $33,035 for the three months ended August 31, 2019.

Public Cord Blood Banking Revenue.  For the three months ended August 31, 2020, revenue from the public cord blood banking sales was $116,826 compared to $160,561 for the three months ended August 31, 2019.

Licensee Income. Licensee income for the three months ended August 31, 2020, was $427,874 as compared to $423,173 for the 2019 quarter.  Licensee income for the three months ended August 31, 2020 and August 31, 2019 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $8,650,000 as of August 31, 2020.  The balance of approximately $1,350,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.  As of August 31, 2020, the Company has recognized all of the licensee income due under the License and Royalty Agreement with Lifecell.

Cost of Sales.  Cost of sales for the three months ended August 31, 2020 was $2,360,324 as compared to $2,589,335 for the same period in 2019, representing a 9% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $49,000 for the three months ended August 31, 2020 and 2019, respectively. Also, included in cost of sales is $55,021 and $25,180 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended August 31, 2020 and August 31, 2019, respectively.   Public cord blood banking costs included in cost of sales for the three months ended August 31, 2020 and 2019, are $394,162 and $323,888, respectively.  The decrease in cost of sales for the three months ended August 31, 2020 versus August 31, 2019 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended August 31, 2020 versus August 31, 2019 which is offset by the increase in costs due to the public cord blood bank.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 31, 2020 were $3,375,807 as compared to $3,556,602 for the 2019 period, representing a 5% decrease.  Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the three months ended August 31, 2020 were $1,248 as compared to $2,440 for the 2019 period.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2020 was $42,510 compared to $47,286 for the 2019 period.

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the three months ended August 31, 2020 was ($145,752) compared to $34,649 for the 2019 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of August 31, 2020.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense.  Interest expense during the three months ended August 31, 2020, was $338,675 compared to $413,942 during the comparable quarter in 2019.  Interest expense for the three months ended August 31, 2020 and August 31, 2019 consists of $87,753 and $190,148, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 6.  The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Extinguishment of Revenue Sharing Agreement.  On August 31, 2020, the Company entered into a Termination Agreement with the Erie Group pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice the previously disclosed complaint (See Note 10). Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the three months ended August 31, 2020.

Income Taxes.  U.S. income tax expense for the three months ended August 31, 2020 and August 31, 2019 was $105,296 and $452,982, respectively.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.  The Company recorded $46,274 and $45,766 for the three months ended August 31, 2020 and 2019, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

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

At August 31, 2020, the Company had cash and cash equivalents of $8,107,608 as compared to $6,541,037 at November 30, 2019.  The increase in cash and cash equivalents during the nine months ended August 31, 2020 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2020 was $5,489,878, which was attributable to the Company’s operating activities.

Net cash provided by operating activities for the nine months ended August 31, 2019 was $5,170,392, which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by investing activities for the nine months ended August 31, 2020 was $305,691 which was attributable to cash received due to the liquidation of marketable securities in the amount of $708,087, offset by $52,396 used to purchase property and equipment and $350,000 used as part of the Patent Option Agreement with Duke (See Note 14).

Net cash used in investing activities for the nine months ended August 31, 2019 was $507,339 which was primarily attributable to cash used to purchase property and equipment.

Net cash used in financing activities for the nine months ended August 31, 2020 was $4,228,998, which was primarily attributable to the payments of $2,324,998 to repay the note payable described above, $1,900,000 used to terminate a revenue sharing agreement (See Note 15), and $45,000 used to pay the Cord:Use earnout (See Note 1) which are offset by the receipt of $41,000 from the exercise of stock options.

Net cash used in financing activities for the nine months ended August 31, 2019 was $3,364,297, which was primarily attributable to the payments of $3,324,997 to repay the note payable described above, $45,000 used to pay the Cord:Use earnout offset by the receipt of $5,700 from the exercise of stock options.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 31, 2020 (the “Effective Date”), Cryo-Cell International, Inc. (the “Company”) entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice to foregoing complaint. Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2020	—	—	—	1,906,465
July 1 – 31, 2020	—	—	—	1,906,465
August 1 – 31, 2020	—	—	—	1,906,465

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)Exhibits

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

Date:   October 15, 2020