Form 10-K
period 2020-11-30
CRYO CELL INTERNATIONAL INC
filed 2021-03-01
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2020

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☑
Emerging growth company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2020) was $29,618,382.

As of February 15, 2021, there were 7,570,913 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Form 10‑K, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward‑looking statements as a result of various factors.

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

Hematopoietic stem cells are the building blocks of our blood and immune systems.  They form the white blood cells that fight infection, red blood cells that carry oxygen throughout the body and platelets that promote healing.  Stem cells are found in bone marrow where they continue to generate cells throughout our lives.  Stem cells can be stored in a cryogenic environment, and upon thawing, infused into a patient.  They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic).  An individual's own bone marrow may be used for a transplant if the cancer has not entered the marrow system (metastasized).  Otherwise, a marrow donor needs to be identified to provide the needed bone marrow.  The availability of a marrow donor or matched stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease.  Stem cell therapies and transplants are used for both cancerous and non-cancerous diseases.

Stem cells are found in umbilical cord blood ("cord blood stem cells") and can be collected and stored after a baby is born.  Over 35,000 cord blood stem cell transplants have been performed to date.  The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member.  Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

The Company believes that the market for cord blood stem cell preservation is enhanced by global discussion on stem cell research developments and the current focus on reducing prohibitive health care costs.  With the increasing costs of bone marrow matches and transplants, a newborn's umbilical cord blood cells can be stored as a precautionary measure.  Medical technology is constantly evolving which may provide new uses for cryopreserved cord blood stem cells.

Our Cord Blood Stem Cell Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing and first year of storage of the umbilical cord blood.  Thereafter, the client is charged an annual fee to store the specimen, unless the client has entered into an 18-year pre-paid storage plan or a lifetime pre-paid storage plan.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores nearly 500,000 cord blood and cord tissue specimens worldwide,
•	our status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,
•	a state-of-the-art laboratory processing facility,
•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,
•	a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,
•	a safe, secure and monitored storage environment,
•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,
•	a state-of the-art, insulated collection kit that protects cord blood specimens thirty times longer under extreme conditions than competitor’s kits,
•	7 day per week processing capability, and
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

Public Banking

In June 2018, the Company acquired substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with  the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”),  including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the

“Public Cord Blood Inventory”).  The Public Cord Blood Inventory creates a large, ethnically diverse, high quality inventory of available cord blood stem cell units for those in need of life saving therapy.  The Company collects cord blood units at hospitals in Florida, Arizona, California, Michigan and Washington.  The Company’s public inventory is stored in North Carolina, and the cord blood units are sold through the National Marrow Donor Program (“NMDP”) located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals.  The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction.  New expectant parent referrals during fiscal 2020 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection.  This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection.  At November 30, 2020 and November 30, 2019, the Company was in compliance with these requirements.

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

The PrepaCyte CB (Cord Blood) Processing System is intended for use in cell processing laboratories to process and store total nucleated cells (TNC) from human umbilical cord blood, prior to banking.  The device is composed of three integrally attached processing and storage containers (or a single processing container) with separation media. The system is 510K cleared as a Class II device. The division of the FDA which regulates this product is the Center of Biologics Evaluation and Research (“CBER”). Approval to market the device was determined by the Office of Cellular, Tissue and Gene Therapies. The section of FDA Code of Federal Regulations (“CFR”) pertaining to medical device is 21 CFR 800s. The requirements for compliance to this section include annual registration of the device, listing of devices with the FDA, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.

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

The Company is also subject to local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances.  These laws include the Occupational Safety and Health Act (“OSHA"), cGTPs, cGMPs, Environmental Protection Act and those of the local Department of Health.

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

Patent Option Agreement with Duke University

Effective June 9, 2020, the Company entered into a Patent Option Agreement (the “Option”) with Duke University (“Duke”). The Option grants Cryo-Cell the exclusive option to obtain an exclusive license to certain of Duke’s patent rights to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, as well as a limited license to make, have made or use certain products, processes, data and information for the purpose of evaluating the market potential for such products and processes in the designated field of use, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. This exclusive Option is for a period of six months from the effective date of the Option. As consideration for the Option, the Company paid Duke a non-refundable, option fee of $350,000 during June 2020. The Option was subject to extension by the Company for an additional six months by payment of $150,000 on or before the expiration of the initial six-month option period. On December 1, 2020, the Company made the extension payment of $150,000.  Such option fee, plus the extension fee, will be fully credited against the license fee under the future license agreement. In connection with the option, Cryo-Cell anticipates opening a clinic to help patients have greater access to cord blood treatments established by Duke University under the FDA granted Expanded Access Program.

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Agreement”) with Duke, pursuant to which Duke has granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes.

The Agreement extends until expiration of the last Royalty Term, unless sooner terminated as provided in the Agreement. Royalty Term generally means the period beginning on the first commercial sale of each licensed product or licensed process and ending fifteen (15) years thereafter. Upon expiration of the applicable Royalty Term with respect to a particular licensed product or licensed processes, the licenses and rights granted by Duke to the Company under the Agreement with respect to such product or process become fully paid-up, royalty-free, perpetual and irrevocable.

The Company is required to pay Duke a license fee equal to $12,000,000, of which $5,000,000 must be paid within fourteen (14) days of February 23, 2021 (of which $500,000 has previously been paid through the crediting of the previously paid $350,000 option fee plus $150,000, extension fee, as described above), $5,000,000 must be paid on the first anniversary of February 23, 2021, and $2,000,000 must be paid on the second anniversary of February 23, 2021.  In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of the net sales varying from 7% - 12.5% based on volume.

The Company is also required to pay Duke minimum annual royalties beginning on the second anniversary of the effective date.  The minimum royalties are as follows:

•	Year 2: $500,000
•	Year 3: $1,000,000
•	Year 4: $2,500,000
•	Year 5 and each year thereafter during the term of this Agreement: $5,000,000

In addition, the Company is required to pay Duke certain milestone payments, as follows:

•	Two Million Dollars ($2,000,000) upon initiation of the first Phase III clinical trial for an indication other than Autism Spectrum Disorder, for a licensed product comprising cord tissue; and

•	a number of shares of the Company’s common stock equal to the corresponding percentage of the Company’s fully-diluted equity ownership outstanding as of February 23, 2021 as follows:
(1)	5.0% upon execution of the Agreement;
(2)	2.5% upon cumulative net sales of licensed product and licensed process of $10,000,000;
(3)	2.5% upon cumulative net sales of licensed product and licensed process of $75,000,000

(4)	2.5% at each of the following market cap of the Company (based on a rolling 30-day average closing market cap) triggers:
o	Equal to or greater than $300,000,000, provided such trigger occurs within eighteen (18) months of February 23, 2021; and
o	Equal to or greater than $500,000,000, provided such trigger occurs within twenty-four (24) months of February 23, 2021.

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

Saneron CCEL Therapeutics, Inc. (“Saneron”). Saneron is the owner and/or exclusive licensee of certain technology developed by and/or in collaboration with the University of South Florida and the University of Minnesota.  The technology covers various patents, patent applications and trade secrets for the therapeutic use of umbilical cord blood stem cells (U-CORD-CELL®) and Sertoli cells (SERT-CELL™).  As of November 30, 2020, and November 30, 2019, the Company had an ownership interest of approximately 33% in Saneron which is accounted for under the equity method.  As of November 30, 2020, and November 30, 2019, the net Saneron investment, which represents underlying goodwill, is reflected on the consolidated balance sheets at $0.

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

Florida.  On February 9, 1999, the previous Arizona RSAs were modified and replaced by an RSA for the state of Florida for a price of $1,000,000.  During fiscal 2016, 50% of the RSA for the state of Florida was repurchased by the Company.  The RSA applies to net storage revenues originating from specimens from within the state of Florida less a deduction for billing and collection fees.  The RSA entitles the investors to revenues of up to a maximum of 33,000 storage spaces.

Texas.  On May 31, 2001, the Company entered into an RSA with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the state of Texas for a price of $750,000.  The investors are entitled to a 37.5% share of net storage revenues less a deduction for billing and collection fees for specimens originating in the state of Texas to a maximum of 33,000 storage spaces.  During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation.  Subsequent to November 30, 2009, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.  During fiscal 2016, 50% of the RSA for the state of Texas was repurchased by the Company.

Illinois.  In 1996, the Company entered into an RSA with a group of investors (the “Erie Group”) entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000.  The RSAs were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group, pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). The SATS Agreement is the RSA entered into with the Erie Group.  Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and to dismiss with prejudice the previously disclosed complaint (See Note 12).  Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the twelve months ended November 30, 2020.

The Company made total payments to all RSA holders of $974,276 and $832,587 for the fiscal years ended November 30, 2020 and 2019, respectively.  The Company recorded an RSA accrual of $762,573 and $909,765 as of November 30, 2020 and 2019, respectively, related to interest owed to the RSA holders, which is included in accrued expenses.  The Company also recorded interest expense of $1,148,592 and $944,060 for the fiscal years ended November 30, 2020 and 2019, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.  The cap(s) are calculated based on LifeCell’s fiscal year end, March 31st.  As of the end of the Company’s fiscal year ended November 30, 2020, the Company had reached the $10,000,000 cap and recorded the remaining $629,702 due.  As of the end of the Company’s fiscal year ended November 30, 2019, LifeCell had reached the $1,000,000 cap.  Since inception of the License and Royalty Agreement, the Company has recorded $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company $8,900,000 as of November 30, 2020.  The balance of $1,100,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2020 and 2019.  The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income.

	For the fiscal years ended November 30,
	2020			2019
	License Fee	Process and Storage Royalties	Total	License Fee	Process and Storage Royalties	Total
India	$—	$629,702	$629,702	$—	$1,000,000	$1,000,000
Total	$—	$629,702	$629,702	$—	$1,000,000	$1,000,000

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

Employees

At November 30, 2020, the Company had 89 full-time employees and 9 part-time employees on the staff of the Company.  Additional employees and staff will be hired on an "as needed" basis.  The Company believes its relationship with its employees is good.  None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Rent charged to operations was $318,587 and $322,984 for the fiscal years ended November 30, 2020 and 2019, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2021	$224,928
2022	$18,744

On January 11, 2021, subsequent to the balance sheet date, the Company extended the main lease through December 31, 2024 for the 17,600 square foot space.

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

On August 31, 2020 (the “Effective Date”), Cryo-Cell International, Inc. (the “Company”) entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and dismissed with prejudice to the complaint referenced above, styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company. Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the

Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states.

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.  The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.  It is possible, however, that there could be an unfavorable ultimate outcome for or resolution of any such claim, which could be material to the Company’s results of operations for a particular quarterly reporting period.  Litigation is inherently uncertain and there can be no assurance that the Company will prevail.  The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the OTC Pink Marketplace under the symbol “CCEL”.  The following table shows, for the fiscal quarters indicated, the high and low closing bid quotations for the Company's common stock as reported by Yahoo Finance.  The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid
February 28, 2019	6.67	7.99
May 31, 2019	6.40	8.04
August 31, 2019	7.45	8.23
November 30, 2019	7.08	8.90

February 28, 2020	6.55	7.82
May 31, 2020	5.50	7.87
August 31, 2020	6.15	9.55
November 30, 2020	6.60	8.24

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2020, the Company had 156 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2020, the Company’s equity compensation plans approved by shareholders.  At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	305,000	$2.78	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	868,443	$4.05	562,310
Total	1,173,443	$3.72	562,310

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2020, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

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

During the fiscal year ended November 30, 2020, the Company’s total revenue decreased 2% as compared to fiscal 2019.  The Company reported net income of approximately $3,625,000, or $0.48 per basic common share and $0.45 per diluted share for fiscal 2020 compared to net income of approximately $2,291,000, or $0.29 per basic and $0.27 per diluted common share for fiscal 2019.  Net income for the twelve months ended November 30, 2020 principally resulted from 4% decrease in cost of sales, a 4% decrease in selling, general and administrative expenses, a 161% decrease in the Contingent Consideration (described below) and by a 2% decrease in revenue.  Also included in the net income for the twelve months ended November 30, 2020 and November 30, 2019 was an impairment charge of $1,284,238 and $2,332,763, respectively.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge was recognized during the fourth quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively, to reduce inventory from cost to net realizable value.

As of November 30, 2020, the Company had cash and cash equivalents of $10,361,125.  The Company’s cash increased by approximately $3,800,000 during fiscal 2020.  Cash provided by operations was approximately $8,467,000 and cash provided due to the liquidation of marketable securities was $807,447 (see Note 1), which were offset by approximately $100,000 used for the purchase of property and equipment, $350,000 paid to Duke as part of the Patent Option Agreement (see Note 19), $1,900,000 toward the termination of a revenue sharing agreement (see Note 14) and approximately $3,100,000 used to repay the note payable with Texas Capital Bank (see Note 4).

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client sales resulting in a decrease in revenues in fiscal 2020 compared to fiscal 2019. While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

Results of Operations

Revenue.  For the fiscal year ended November 30, 2020, the Company had revenue of $31,147,593 compared to $31,816,571 for the fiscal year ended November 30, 2019.  The 2% decrease in revenue was primarily attributable to a 1% decrease in processing and storage fees and a 37% decrease in licensee income.

Processing and Storage Fees. For the fiscal year ended November 30, 2020, processing and storage fees were $29,547,150 compared to $29,991,972 for the fiscal year ended November 30, 2019.  Processing and storage fee revenue is attributable to an 8% increase in recurring annual storage fee revenue offset by a 10% decrease in the number of new domestic cord blood specimens processed in fiscal 2020 versus fiscal 2019.

Product Revenue. For the twelve months ended November 30, 2020, revenue from the product sales was $244,187 compared to $172,395 for the twelve months ended November 30, 2019.

Public Cord Blood Banking Revenue.  For the twelve months ended November 30, 2020, revenue from the public cord blood banking sales was $726,554 compared to $652,204 for the twelve months ended November 30, 2019.

Licensee Income.  For the fiscal year ended November 30, 2020, licensee income was $629,702 as compared to $1,000,000 for fiscal 2019.  Licensee income for the twelve months ended November 30, 2020 and November 30, 2019 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   The cap(s) are calculated based on LifeCell’s fiscal year end, March 31st.  As of the end of the Company’s fiscal year ended November 30, 2020, the Company had reached the $10,000,000 cap and recorded the remaining $629,702 due.  As of the end of the Company’s fiscal year ended November 30, 2019, LifeCell had reached the $1,000,000 cap.  Since inception of the License and Royalty Agreement, the Company has recorded $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company $8,900,000 as of November 30, 2020.  The balance of $1,100,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Cost of Sales.  For the fiscal year ended November 30, 2020, cost of sales was $9,657,442, as compared to $10,036,175 for the fiscal year ended November 30, 2019, representing a 4% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $205,893 for the year ended November 30, 2020 compared to $195,073 for the 2019 period. Also, included in Cost of Sales is $156,110 and $249,847 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2020 and November 30, 2019, respectively. Also included in Cost of Sales is $1,811,723 and $1,295,864 for the twelve months ended November 30, 2020 and November 30, 2019, respectively, related to the public banking due to the Purchase Agreement with Cord:Use.  The decrease in cost of sales for the twelve months ended November 30, 2020 versus November 30, 2019 is due to the decrease in the number of new domestic cord blood specimens processed during the twelve months ended November 30, 2020 versus November 30, 2019 which is offset by the increase in costs due to the public cord blood bank.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses during the fiscal year ended November 30, 2020 were $14,294,233 as compared to $14,891,462 for the fiscal year ended November 30, 2019 representing a 4% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2020, were $23,851 as compared to $30,145 in 2019.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2020 was $166,437 compared to $206,238 for fiscal 2019.

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2020 was $1,940,205 compared to $742,918 for fiscal 2019. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of November 30, 2020.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory.  The impairment of public inventory for the twelve months ended November 30, 2020 was $1,284,238 compared to $2,332,763 for the 2019 period.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 and $2,332,763 was recognized during the twelve months ended November 30, 2020 and November 30, 2019, respectively, to reduce inventory from cost to net realizable value.

Interest Expense.  Interest expense during the fiscal year ended November 30, 2020 was $1,544,017 compared to $1,703,446 in fiscal 2019, of which $395,426 and $759,386, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 4.  The remaining interest expense is comprised of amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Extinguishment of Revenue Sharing Agreement.  On August 31, 2020, the Company entered into a Termination Agreement with the Erie Group pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and to dismiss with prejudice the previously disclosed complaint (See Note 12).  Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the twelve months ended November 30, 2020.

Income Taxes.  U.S. income tax expense for the twelve months ended November 30, 2020 was $1,346,625, net of foreign taxes, compared to $992,491, net of foreign income taxes, for the twelve months ended November 30, 2019.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements.  The Company recorded approximately $68,102 and $108,000 for the years ended November 30, 2020 and 2019, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

There was approximately $1,877,000 and $2,801,000 of U.S. income taxes paid for fiscal years ended November 30, 2020 and November 30, 2019, respectively.

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

At November 30, 2020, the Company had cash and cash equivalents of $10,361,125 as compared to $6,541,037 at November 30, 2019.  The increase in cash and cash equivalents during the twelve months ended November 30, 2020 was primarily attributable to the following:

Net cash provided by operating activities in fiscal 2020 was $8,466,603 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities in fiscal 2019 was $6,294,843 which was attributable to the Company’s operating activities and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by investing activities in fiscal 2020 was $357,485 which was attributable to cash received due to the liquidation of marketable securities in the amount of $807,447, offset by $99,962 used to purchase property and equipment and $350,000 used as part of the Patent Option Agreement with Duke (See Note 19).

Net cash used in investing activities in fiscal 2019 was $662,295 which was primarily attributable to cash used to purchase property and equipment.

Net cash used in financing activities in fiscal 2020 was $5,004,000, which was primarily attributable to the payments of $3,100,000 to repay the note payable described above, $1,900,000 used to terminate a revenue sharing agreement (See Note 14), and $45,000 used to pay the Cord:Use earnout (See Note 1) which are offset by the receipt of $41,000 from the exercise of stock options.

Net cash used in financing activities in fiscal 2019 was $5,131,544, which was primarily attributable to the payments of $4,100,000 to repay the note payable described above and $45,000 to Cord:Use and $992,244 used to repurchase common stock which was offset by the receipt of $5,700 from the exercise of stock options.

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

Revenue Recognition

Effective December 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of December 1, 2018 as an adjustment to the opening balance of stockholders' deficit at the beginning of fiscal year 2019. The reported results for 2019 reflect the application of ASC 606 guidance while the reported results for 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605).  ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows.  If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate.  The Company did not note any impairment for the twelve months ended November 30, 2020 and 2019.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use over the estimated fair value of the net tangible and identifiable assets acquired.  The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.  The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the two-step goodwill impairment test is not required.  If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the two-step goodwill impairment test is required.  Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

Stock Compensation

As of November 30, 2020, the Company has two stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.

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

Inventories

As part of the Asset Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2020, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory.  Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2).

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as the Company is a smaller reporting company.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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
Atlanta, GA 30303

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2020 and 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wipfli LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

March 1, 2021

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$10,361,125	$6,541,037
Marketable securities	88,476	904,053
Accounts receivable (net of allowance for
doubtful accounts of $2,781,668 and $2,584,091, respectively)	6,322,960	6,097,331
Prepaid expenses	611,627	500,260
Inventory, current portion	927,318	1,084,533
Other current assets	244,696	260,397
Total current assets	18,556,202	15,387,611
Property and Equipment-net	1,640,774	1,846,467
Other Assets
Investment - Tianhe stock	308,000	308,000
Patent option agreement	350,000	—
Intangible assets, net	1,181,588	1,249,254
Inventory, net of current portion	11,064,034	12,646,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	10,363,967	9,079,994
Operating lease right-of-use asset	299,089	—
Deposits and other assets, net	495,029	427,423
Total other assets	26,003,118	25,652,082
Total assets	$46,200,094	$42,886,160
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$957,390	$1,369,111
Accrued expenses	2,898,211	2,085,180
Current portion of note payable	3,100,000	3,100,000
Current portion of operating lease liability	275,570	—
Deferred revenue	9,183,450	8,875,138
Total current liabilities	16,414,621	15,429,429
Other Liabilities
Deferred revenue, net of current portion	27,200,910	23,633,373
Contingent consideration	1,509,852	3,495,057
Note payable, net of current portion and debt issuance costs	2,841,214	5,856,152
Operating lease long-term liability	23,632	—
Long-term liability - revenue sharing agreements	875,000	1,425,000
Total other liabilities	32,450,608	34,409,582
Total liabilities	48,865,229	49,839,011
Commitments and contingencies (Note 12)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,633,638 issued and 7,545,613 outstanding as of November 30, 2020 and 13,598,909 issued and 7,510,884 outstanding as of November 30, 2019)	136,336	135,989
Additional paid-in capital	36,581,600	35,918,827
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated deficit	(18,819,714)	(22,444,310)
Total stockholders' deficit	(2,665,135)	(6,952,851)
Total liabilities and stockholders' deficit	$46,200,094	$42,886,160

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	November 30,	November 30,
	2020	2019
Revenue:
Processing and storage fees	$29,547,150	$29,991,972
Public banking revenue	726,554	652,204
Licensee and royalty income	629,702	1,000,000
Product revenue	244,187	172,395
Total revenue	31,147,593	31,816,571
Costs and Expenses:
Cost of sales	9,657,442	10,036,175
Selling, general and administrative expenses	14,294,233	14,891,462
Impairment of public inventory	1,284,238	2,332,763
Change in fair value of contingent consideration	(1,940,205)	(742,918)
Research, development and related engineering	23,851	30,145
Depreciation and amortization	166,437	206,238
Total costs and expenses	23,485,996	26,753,865
Operating Income	7,661,597	5,062,706
Other Expense:
(Losses) gains on marketable securities	(8,130)	28,364
Other income	773	3,791
Interest expense	(1,544,017)	(1,703,446)
Loss on extinguishment of revenue sharing agreement	(1,070,900)	—
Total other expense	(2,622,274)	(1,671,291)
Income before income tax expense	5,039,323	3,391,415
Income tax expense	(1,414,727)	(1,100,641)
Net Income and Comprehensive Income	$3,624,596	$2,290,774
Net income per common share - basic	$0.48	$0.29
Weighted average common shares outstanding - basic	7,544,494	7,794,828
Net income per common share - diluted	$0.45	$0.27
Weighted average common shares outstanding - diluted	8,140,180	8,412,414

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,624,596	$2,290,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	372,289	401,311
Impairment of public inventory	1,284,238	2,332,763
Loss on disposal of property and equipment	1,032	—
Change in fair value of contingent consideration	(1,940,205)	(742,918)
Losses (gains) on marketable securities	8,130	(28,364)
Compensatory element of stock options	622,120	397,770
Provision for doubtful accounts	602,965	767,128
Loss on extinguishment of revenue sharing agreements	1,070,900	—
Deferred income tax expense	(1,283,973)	(1,517,289)
Amortization of debt issuance costs	85,062	112,642
Amortization of operating lease right-of-use asset	263,686	—
Changes in assets and liabilities:
Accounts receivable	(828,594)	(997,124)
Prepaid expenses	(111,367)	(38,445)
Inventory	454,943	(27,423)
Other current assets	15,701	(5,932)
Deposits and other assets, net	(67,606)	15,696
Accounts payable	(411,721)	107,458
Accrued expenses	1,092,131	(599,200)
Operating lease liability	(263,573)	—
Deferred revenue	3,875,849	3,825,996
Net cash provided by operating activities	8,466,603	6,294,843
Cash flows from investing activities:
Purchases of property and equipment	(99,962)	(662,295)
Purchase of patent option agreement	(350,000)	—
Liquidation of marketable securities	807,447	—
Net cash provided by (used in) investing activities	357,485	(662,295)
Cash flows from financing activities:
Extinguishment of revenue sharing agreements	(1,900,000)	—
Treasury stock purchases	—	(992,244)
Repayments of note payable	(3,100,000)	(4,100,000)
Proceeds from the exercise of stock options	41,000	5,700
Payment of Cord:Use earnout	(45,000)	(45,000)
Net cash used in financing activities	(5,004,000)	(5,131,544)
Increase in cash and cash equivalents	3,820,088	501,004
Cash and cash equivalents - beginning of period	6,541,037	6,040,033
Cash and cash equivalents - end of period	$10,361,125	$6,541,037
Supplemental non-cash operating activities:
Operating lease right-of-use asset recorded due to adoption of ASC 842	$562,775	$—
Operating lease liability recorded due to adoption of ASC 842	$562,775	$—
Cumulative-effect adjustment due to the adoption of ASU 2016-01	$—	$(340,984)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Deficit
Balance at November 30, 2018	13,596,409	$135,964	$35,515,382	$(19,571,113)	$340,984	$(25,329,515)	$(8,908,298)
Common stock issued	2,500	$25	$5,675				$5,700
Compensatory element of stock options			397,770				397,770
Cumulative-effect adjustment due to the adoption of ASU 2016-01					(340,984)	340,984	—
ASC 606 adoption adjustment, net of tax ($94,192)						253,447	253,447
Treasury Stock				(992,244)			(992,244)
Net income						2,290,774	2,290,774
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$—	$(22,444,310)	$(6,952,851)
Common stock issued	34,729	347	40,653				41,000
Compensatory element of stock options			622,120				622,120
Net income						3,624,596	3,624,596
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$—	$(18,819,714)	$(2,665,135)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 and 2019

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

On October 10, 2001, Saneron Therapeutics, Inc. merged into one of the Company’s wholly owned subsidiaries, CCEL Bio-Therapies, Inc. (”CCBT”), which then changed its name to Saneron CCEL Therapeutics, Inc. (“SCTI” or ”Saneron”).  As part of the merger, the Company contributed 260,000 shares of its common stock, whose fair value was $1,924,000 and 195,000 common shares of another of its subsidiaries, Stem Cell Preservation Technologies, Inc., whose fair value was $3,900.  At the conclusion of the merger, the Company retained a 43.42% non-controlling interest in the voting stock of SCTI.  As of November 30, 2020 and 2019, the Company had an interest of approximately 33% in the voting stock of SCTI.  The accompanying consolidated financial statements as of November 30, 2020 and 2019 reflect the investment in SCTI under the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2020 and November 30, 2019 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive.  All intercompany balances have been eliminated upon consolidation.

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

During fiscal 2020 and 2019, there were no concentration of risks.

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

As of November 30, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $36,384,360, which will be recognized ratably on a straight-line basis over the contractual period of which $9,183,450 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission.  The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606.  During the twelve months ended November 30, 2020 and November 30, 2019, the Company recorded $49,609 and $35,300, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  As of December 1, 2018, the Company capitalized $329,231 in incremental contract acquisition costs related to contracts that were not completed, net of the cumulative amortization expense of $66,533 through the adoption date.  The Company did not record any impairment losses in relation to costs capitalized.  For the twelve months ended November 30, 2020 and November 30, 2019, the Company capitalized additional contract acquisition costs of $89,471 and $87,518, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of comprehensive income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2020	At Adoption
Contract assets (sales commissions)	$466,141	$329,231
Accounts receivables	$6,322,960	$5,867,335
Short-term contract liabilities (deferred revenue)	$9,183,450	$8,365,284
Long-term contract liabilities (deferred revenue)	$27,200,910	$20,317,231

The Company, in general, requires the customer to pay for processing and storage services at the time of processing.  Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2020.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at November 30, 2020
Contract assets (sales commissions)	$398,535	$89,471	$(21,865)	$466,141
Accounts receivables	$6,097,331	$38,379,247	$(38,153,618)	$6,322,960
Contract liabilities (deferred revenue)	$32,508,511	$21,237,546	$(17,361,697)	$36,384,360

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2020, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory.  Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2).   Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 and $2,332,763 was recognized during the twelve months ended November 30, 2020 and November 30, 2019, respectively, to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income.

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

Investments

As part of the Cord:Use Purchase Agreement, the Company acquired the shares of common stock of Tianhe Stem Cell Biotechnologies, Inc.  As there is no market for this stock, the Company periodically reviews the value for impairment.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows.  If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any indicators of impairment as of November 30, 2020 and November 30, 2019, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2020 and 2019 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.  Total advertising expense for the fiscal years ended November 30, 2020 and 2019 was approximately $845,454 and $981,448, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2020 and November 30, 2019, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at November 30, 2020 Using
Description	November 30, 2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$88,476	$88,476	$-	$-
Total	$88,476	$88,476	$-	$-
Liabilities:
Contingent consideration	$1,509,852	$-	$-	$1,509,852
Total	$1,509,852	$-	$-	$1,509,852

Contingent Consideration:
Beginning Balance as of November 30, 2019	$3,495,057
Subtractions – Cord:Use earnout payment	(45,000)
Fair value adjustment as of November 30, 2020	(1,940,205)
Ending balance as of November 30, 2020	$1,509,852

	Fair Value at	Fair Value Measurements at November 30, 2019 Using
Description	November 30, 2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$904,053	$904,053	$-	$-
Total	$904,053	$904,053	$-	$-
Liabilities:
Contingent consideration	$3,495,057	$-	$-	$3,495,057
Total	$3,495,057	$-	$-	$3,495,057

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Effective December 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with the changes in fair value recognized through net income.  Such securities are no longer reflected as trading or available-for-sale but are noted as marketable securities.  As a result of this accounting change, in the first quarter of 2019, the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $341,000 in the consolidated statements of stockholders’ deficit as of the date of adoption.  Prior periods have not been restated for the impact of this accounting change.  There was approximately ($8,000) and $28,000 in (loss) gain, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the twelve months ended November 30, 2020 and 2019.  Included in the holding loss for the twelve months ended November 30, 2020, the Company recorded an approximately ($76,000) loss when it received a cash liquidating distribution in the amount of approximately $807,000 of an investment.

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

Income per Common Share

Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated.  Diluted income per common share includes the effect of all dilutive stock options.  The composition of basic and diluted net income per share is as follows:

	November 30, 2020	November 30, 2019
Numerator:
Net income	$3,624,596	$2,290,774
Denominator:
Weighted-average shares outstanding-basic	7,544,494	7,794,828
Dilutive common shares issuable upon exercise of stock options	595,686	617,586
Weighted-average shares-diluted	8,140,180	8,412,414
Income per share:
Basic	$0.48	$0.29
Diluted	$0.45	$0.27

For the year ended November 30, 2020, the Company excluded the effect of 249,301 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2019, the Company excluded the effect of 70,136 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2020, the Company has two stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.  The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting.  The Company recognized approximately $622,000 and $398,000 for the fiscal years ended November 30, 2020 and November 30, 2019, respectively, of stock compensation expense.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.  This update addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as accounting for implementation costs incurred to develop or obtain software for internal use using the guidance in Topic 350-40. The amendments address when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. The ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within that reporting period.  The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  The update removes Step 2 from the goodwill impairment test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

NOTE 2 – INVENTORY

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials.  Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service.  Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale.  The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 and $2,332,763 was recognized during the fourth quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively, to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income.

The components of inventory at November 30, 2020 and November 30, 2019 are as follows:

	As of November 30, 2020	As of November 30, 2019
Raw materials	$—	$—
Work-in-process	273,430	149,972
Work-in-process – Public Bank	—	—
Finished goods	63,327	52,451
Finished goods – Public Bank	11,629,307	13,491,375
Collection kits	33,006	44,453
Inventory reserve	(7,718)	(7,718)
Total inventory	$11,991,352	$13,730,533

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

Intangible assets were as follows as of November 30, 2020 and 2019:

	Useful lives	November 30, 2020	November 30, 2019
Patents	10-20 years	$234,570	$234,570
Less: Accumulated amortization		(47,150)	(35,526)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(178,443)	(155,194)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(7,122)	(6,329)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(80,000)	(48,000)
Net Intangible Assets		$1,181,588	$1,249,254

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:
2021	$67,667
2022	$67,667
2023	$67,667
2024	$67,667
2025	$57,980
Thereafter	$852,940
Total	$1,181,588

Amortization expense of intangibles was approximately $68,000 and $92,000 for the twelve months ended November 30, 2020 and November 30, 2019, respectively.

NOTE 4 – NOTE PAYABLE

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities.  The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock.  Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00.  On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021.  On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with

TCB.  Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB.  The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.  On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB.  Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase.  In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000.  As of November 30, 2020, and November 30, 2019, the Company paid interest of $310,364 and $646,744, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan.  As of November 30, 2020, and November 30, 2019, $85,062 and $112,642, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of November 30, 2020, and November 30, 2019, the note payable obligation was as follows:

	November 30, 2020	November 30, 2019
Note payable	$6,008,433	$9,108,433
Unamortized debt issuance costs	(67,219)	(152,281)
Net note payable	$5,941,214	$8,956,152
Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	2,841,214	5,856,152
Total	$5,941,214	$8,956,152

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2021	3,100,000
2022	2,908,433
Total	$6,008,433

Interest expense on the note payable for the years ended November 30, 2020 and November 30, 2019 was as follows:

	November 30, 2020	November 30, 2019
Interest expense on notes payable	$310,364	$646,744
Debt issuance costs	85,062	112,642
Total interest expense	$395,426	$759,386

NOTE 5 – SEGMENT REPORTING

During the third quarter of fiscal 2018, the Company purchased the assets and assumed contracts that Cord:Use used in the operation of its cord blood business.  The Company evaluated and determined that this acquisition qualifies as a separate segment.

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, and assets for the years ended November 30, 2020 and 2019:

	For the years ended November 30,
	2020	2019
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$30,176,852	$30,991,972
PrepaCyte CB	244,187	172,395
Public cord blood banking	726,554	652,204
Total net revenue	$31,147,593	$31,816,571
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$7,731,227	$8,490,824
PrepaCyte CB	156,111	249,487
Public cord blood banking	1,770,104	1,295,864
Total cost of sales	$9,657,442	$10,036,175
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$9,928,886	$8,152,475
PrepaCyte CB	60,499	(113,346)
Public cord blood banking	(2,327,788)	(2,976,423)
Total operating profit	$7,661,597	$5,062,706
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$344,711	$365,057
PrepaCyte CB	27,578	36,254
Public cord blood banking	-	-
Total depreciation and amortization	$372,289	$401,311
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,544,017	$1,703,446
PrepaCyte CB	-	-
Public cord blood banking	-	-
Total interest expense	$1,544,017	$1,703,446

The following table shows the assets by segment as of November 30, 2020 and November 30, 2019:

	2020	2019
Assets:
Umbilical cord blood and cord tissue stem cell service	$34,215,780	$28,975,002
PrepaCyte CB	302,683	289,804
Public cord blood banking	11,681,631	13,621,354
Total assets	$46,200,094	$42,886,160

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2020 and 2019:

December 1, 2018	$2,264,848
Bad Debt Expense	767,128
Write-offs	(756,688)
Recoveries	308,803
November 30, 2019	$2,584,091
Bad Debt Expense	602,965
Write-offs	(751,848)
Recoveries	346,460
November 30, 2020	$2,781,668

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2020	2019
Furniture and equipment	$6,634,360	$6,568,205
Leasehold improvements	1,200,934	1,200,934
Computer software – internal use	1,194,039	1,194,039
	9,029,333	8,963,178
Less: Accumulated Depreciation	(7,388,559)	(7,116,711)
Total Property and Equipment	$1,640,774	$1,846,467

Depreciation expense was approximately $305,000 in fiscal 2020 and approximately $309,000 in fiscal 2019, of which approximately $206,000 and $195,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive income.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2020	2019
Professional fees	$47,729	$115,000
Payroll and payroll taxes (1)	606,828	513,108
Interest expense	779,444	950,300
General expenses	504,306	330,726
Federal and state taxes	959,904	176,046
	$2,898,211	$2,085,180

(1)	– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2020 and November 30, 2019.

NOTE 9 - INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2020 and 2019.

	2020	2019
Current:
Federal	$1,757,000	$1,637,000
State	598,000	769,000
Foreign	68,000	108,000
Subtotal	2,423,000	2,514,000
Deferred:
Federal	(847,000)	(1,106,000)
State	(161,000)	(307,000)
Foreign	—	—
Subtotal	(1,008,000)	(1,413,000)
Income Tax Expense	$1,415,000	$1,101,000

As of November 30, 2020 and 2019, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2020	2019
Tax Assets:
Deferred income (Net of Discounts)	$7,024,000	$6,256,000
Tax over book basis in unconsolidated affiliate	1,209,000	1,224,000
Accrued payroll	100,000	82,000
Reserves and other accruals	1,895,000	1,589,000
Stock compensation	567,000	411,000
Depreciation and Amortization	483,000	450,000
Transaction costs	19,000	18,000
RSA Buy-out	1,482,000	1,095,000
Lease Liability	81,000	—
Total Assets:	12,860,000	11,125,000
Tax Liabilities:
Unrealized gains on securities	(134,000)	(117,000)
NOLs, Credits, and Other Carryforward Items	(782,000)	(282,000)
Right of Use Asset	(81,000)	—
Total Liabilities:	(997,000)	(399,000)
Less: Valuation Allowance	(1,499,000)	(1,646,000)
Net Deferred Tax Asset	$10,364,000	$9,080,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2020 and November 30, 2019, has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized.  The valuation allowance changed by approximately ($147,000) and $12,000 during the years ended November 30, 2020 and 2019, respectively. The change for year ended November 30, 2019 was primarily due to changes in state statutory rates. The change for year ended November 30, 2020 was primarily due to the release of an RSA buyout.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2020	%	2019	%
Tax at Federal Statutory Rate	1,061,885	21.00	733,198	21.00
State Income Tax Effect	282,514	5.59	220,527	6.32
Change in Valuation Allowance	(147,528)	(2.92)	12,158	0.35
Tax Compensation Differences	6,870	0.14	26,330	0.75
Permanent Disallowances	55,372	1.10	76,775	2.20
Deferred Repricing	80,692	1.60	12,375	0.35
Other	74,922	1.47	19,278	(0.10)
Foreign tax credits	(68,102)	(1.35)	(108,150)	(3.10)
Foreign tax withholding	68,102	1.35	108,150	3.10
Total income taxes	$1,414,727	27.98	$1,100,641	30.87

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

There was approximately $1,877,000 and $2,801,000 of U.S. income taxes paid for fiscal years ended November 30, 2020 and November 30, 2019, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2020:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2017 – 2019	N/A
United States – Various States	2016 - 2019	N/A

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended November 30, 2020, the Company issued 20,000 common shares to option holders who exercised options for $41,000.  During the year ended November 30, 2019, the Company issued 2,500 common shares to option holders who exercised options for $5,700.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units).  As of November 30, 2020, and November 30, 2019, there were 305,000 and 325,000 options issued, but not yet exercised, under the 2006 Plan, respectively.  As of November 30, 2020, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012.  The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).  In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares.  In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019.  As of November 30, 2020, there were 868,443 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of November 30, 2019, there were 763,274 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of November 30, 2020, there were 562,310 shares available for future issuance under the 2012 Plan.

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

There were 105,169 and 143,409 options granted during the twelve months ended November 30, 2020 and November 30, 2019, respectively.

Variables used to determine the fair value of the options granted for the years ended November 30, 2020 and November 30, 2019 are as follows:

	2020	2019
Weighted average values:
Expected dividends	0%	0%
Expected volatility	59.32%	64.02%
Risk free interest rate	1.12%	1.55%
Expected life	7.9 years	8.4 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2020, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2019	1,089,774	$3.30	3.91	$4,648,111
Granted	105,169	7.73		10,866
Exercised	(20,000)	2.05		102,800
Expired/forfeited	—	—		—
Outstanding at November 30, 2020	1,174,943	$3.72	3.42	$4,502,324
Exercisable at November 30, 2020	1,081,563	$3.37	3.01	$4,494,532

The weighted average grant date fair value of options granted during the years ended November 30, 2020 and November 30, 2019 was $4.66 and $5.02, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2020 or November 30, 2019, as applicable.  The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2020 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	422,500	1.09	$1.73	422,500	$1.73
$2.01 to $3.00	245,000	1.10	$2.78	245,000	$2.78
$3.01 to $4.00	204,729	5.23	$3.14	204,729	$3.14
$6.01 to $7.00	3,833	5.59	$6.52	2,944	$6.51
$7.01 to $8.00	291,881	7.38	$7.64	206,040	$7.62
$9.01 to $10.00	7,000	6.69	$9.10	350	$9.10
	1,174,943	3.42	$3.72	1,081,563	$3.37

A summary of the status of the Company’s non-vested options as of November 30, 2020, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2019	125,234	$4.70
Granted	105,169	4.66
Vested	(137,023)	4.70
Forfeited	—	—
Non-vested at November 30, 2020	93,380	$4.65

As of November 30, 2020, there was approximately $352,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan.  The cost is expected to be recognized over a weighted-average period of 2.12 years as of November 30, 2020.  The total fair value of options vested during the fiscal year ended November 30, 2020 was approximately $644,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock.  As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021.  The fair value of the options that vested through the twelve months ended November 30, 2020 was approximately $119,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  As of November 30, 2020, there was approximately $101,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2021.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation approach.  During fiscal 2019, 15,756 of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period. The fair value of these options as of November 30, 2019 was approximately $182,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  There were no market-based vesting condition options for the twelve months ended November 30, 2020.  For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of November 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222, respectively, of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the 2018 Employment Agreements.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of these options as of November 30, 2020 was approximately $172,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.  As of November 30, 2020, there was approximately $0 of total unrecognized compensation cost related to the non-vested options of common stock.

On May 18, 2018, the Company entered into an Amendment Agreement (the “Amendment Agreement”), effective December 1, 2017, amending certain terms of Oleg Mikulinsky’s Employment Agreement dated March 5, 2012, as previously amended.  Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation approach.  During fiscal 2019, 2,666 of qualified stock options were forfeited as certain market conditions were not met by the end of the requisite service period.  The fair value of these options as of November 30, 2019 was approximately $19,200 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  There were no market-based vesting condition options for the twelve months ended November 30, 2020.  For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and the per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of these options as of November 30, 2020 was approximately $15,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.  As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021.  The fair value of these options as of November 30, 2020 was $2,600 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income.  As of November 30, 2020, there was approximately $3,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Restricted common shares

Based upon performance measures being attained during prior fiscal years, David Portnoy and Mark Portnoy earned 304,946 and 265,172 shares of common stock, respectively, pursuant to their employment agreements, as amended. Pursuant to the terms of the Employment Agreements, the Co-CEOs each opted to receive a lump sum cash payment in lieu of 30,000 shares of earned common stock which amounted to approximately $444,000 each paid in fiscal 2018.  For the fiscal year ended November 30, 2019, David Portnoy and Mark Portnoy surrendered 157,472 and 134,977 common shares, respectively, for cash which amounted to $534,917 and $457,327, respectively, in 2019, in conjunction with shareholder approval of the Company’s incentive Plans.

Based upon performance measures being attained during prior fiscal years, Oleg Mikulinsky was granted 34,349 shares of common stock pursuant to his employment agreement, as amended.

NOTE 11 - LICENSE AGREEMENTS

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   The cap(s) are calculated based on LifeCell’s fiscal year end, March 31st.  As of the end of the Company’s fiscal year ended November 30, 2020, the Company had reached the $10,000,000 cap and recorded the remaining $629,702 due.  As of the end of the Company’s fiscal year ended November 30, 2019, LifeCell had reached the $1,000,000 cap.  Since inception of the License and Royalty Agreement, the Company has recorded $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company $8,900,000 as of November 30, 2020.  The balance of $1,100,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

The following table details the processing and storage royalties earned for the technology agreements for fiscal years 2020 and 2019.  The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income.

	For the years ended November 30,
	2020			2019
	License Fee	Processing and Storage Royalties	Total	License Fee	Processing and Storage Royalties	Total
India	$-	$629,702	$629,702	$-	$1,000,000	$1,000,000
Total	$-	$629,702	$629,702	$-	$1,000,000	$1,000,000

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Rent charged to operations was $318,587 and $322,984 for the fiscal years ended November 30, 2020 and 2019, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2021	$224,928
2022	$18,744

On January 11, 2021, subsequent to the balance sheet date, the Company extended the main lease through December 31, 2024 for the 17,600 square foot space.

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

On August 31, 2020 (the “Effective Date”), Cryo-Cell International, Inc. (the “Company”) entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and to dismiss with prejudice to the complaint referenced above, styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida, was served on the Company. Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states (See Note 14).

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.  The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.  It is possible, however, that there could be an unfavorable ultimate outcome for or resolution of any such claim, which could be material to the Company’s results of operations for a particular quarterly reporting period.  Litigation is inherently uncertain and there can be no assurance that the Company will prevail.  The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

NOTE 13 - RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation.  In fiscal 2008, the Company implemented an employer match up to certain limits.  In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits.  For the years ended November 30, 2020 and November 30, 2019, the Company made matching contributions of approximately $179,000 and $205,000, respectively, to the 401(k) Plan.

NOTE 14 - REVENUE SHARING AGREEMENTS (“RSAs”)

Florida.  On February 9, 1999, the previous agreements with the Company's Arizona Revenue Sharing investors were modified and replaced by a RSA for the state of Florida for a price of $1,000,000.  During fiscal 2016, 50% of the RSA for the state of Florida was repurchased by the Company.  The revenue sharing agreement applies to net storage revenues originating from specimens from within the state of Florida.  The revenue sharing agreement entitles the investors to revenues of up to a maximum of 33,000 storage spaces.

Texas.  On May 31, 2001, the Company entered into an RSA with Red Rock Partners, an Arizona general partnership, entitling them to on-going shares in a portion of the Company’s net storage revenue generated by specimens originating from within the state of Texas for a price of $750,000.  The investors are entitled to a 37.5% share of net storage revenues originating in the state of Texas to a maximum of 33,000 storage spaces.  During fiscal 2008, Red Rock assigned 50% of their interest in the agreement to SCC Investments, Inc., an Arizona corporation.  During fiscal year 2010, SCC Investments, Inc. assigned its interest to SCF Holdings, LLC, an Arizona limited liability company.  During fiscal 2016, 50% of the RSA for the state of Texas was repurchased by the Company.

Illinois.  In 1996, the Company signed agreements with a group of investors (the “Erie Group”) entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000.  The agreements were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces.

The Company made total payments to all RSA holders of $974,276 and $832,587 for the fiscal years ended November 30, 2020 and 2019, respectively.  The Company recorded an RSA accrual of $762,573 and $909,765 as of November 30, 2020 and 2019, respectively, related to interest owed to the RSA holders, which is included in accrued expenses.  The Company also recorded interest expense of $1,148,592 and $944,060 for the fiscal years ended November 30, 2020 and 2019, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Cancellation of Revenue Sharing Agreements

On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group, pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and to dismiss with prejudice the previously disclosed complaint (See Note 12).   Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the twelve months ended November 30, 2020.

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

As of November 30, 2020, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions.  The Company purchased 0 and 292,449 shares of the Company’s common stock during the twelve months ended November 30, 2020 and November 30, 2019, respectively, at an average price of $0.00 per share and $3.39 per share, respectively.

In March 2018, the Company received notice that shares of the Company’s common stock issued to certain executive officers pursuant to the Company’s 2012 Stock Incentive Plan had purportedly been issued in excess of the shares reserved for issuance under the Plan.  The Company established an independent committee of the Board of Directors to review this issue. After completing its investigation, the independent committee determined that certain restricted stock awards and certain performance-based awards were granted in violation of the 2012 Plan (See Note 10). The Company repurchased 292,449 shares that were surrendered.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2020 and November 30, 2019.  As of November 30, 2020, and November 30, 2019, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

NOTE 16 - LEASES

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of November 30, 2020:

November 30, 2020
Assets
Operating lease right-of-use asset	$299,089
Liabilities
Current portion of operating lease liabilities	$275,570
Operating lease long term liabilities	23,632
Total lease liability	$299,202

The maturity of the Company’s lease liabilities at November 30, 2020 were as follows:

Future Operating
Fiscal Year Ending November 30, 2020	Lease Payments
2021	$284,847
2022	23,737
Less: Imputed interest	(9,382)
Present value of lease liabilities	$299,202

The remaining lease term and discount rates are as follows:

November 30, 2020
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.08
Discount rate (percentage)
Operating lease	5.3%

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended
November 30, 2020
Operating cash outflows from operating leases	$278,788

NOTE 17 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client sales resulting in a decrease in revenues in fiscal 2020 compared to fiscal 2019.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

NOTE 18 – RELATED PARTY TRANSACTIONS

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

On August 2, 2019, the Company entered into mutual releases with each of the Co-CEOs and certain directors and officers of the Company who received incentive awards that were submitted for ratification at the 2019 Annual Meeting or forfeited in connection therewith. The Company and each counterparty to a mutual release agreed, among other things, not to pursue certain claims relating to such ratification and surrenders.

NOTE 19 – PATENT OPTION AGREEMENT AND SUBSEQUENT EVENT

Effective June 9, 2020, the Company entered into a Patent Option Agreement (the “Option”) with Duke University (“Duke”). The Option grants Cryo-Cell the exclusive option to obtain an exclusive license to certain of Duke’s patent rights to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, as well as a limited license to make, have made or use certain products, processes, data and information for the purpose of evaluating the market potential for such products and processes in the designated field of use, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. This exclusive Option is for a period of six months from the effective date of the Option. As consideration for the Option, the Company paid Duke a non-refundable, option fee of $350,000 during June 2020. The Option was subject to extension by the Company for an additional six months by payment of $150,000 on or before the expiration of the initial six-month option period. On December 1, 2020, the Company made the extension payment of $150,000.  Such option fee, plus the extension fee, will be fully credited against the license fee under the future license agreement. In connection with the option, Cryo-Cell anticipates opening a clinic to help patients have greater access to cord blood treatments established by Duke University under the FDA granted Expanded Access Program.

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Agreement”) with Duke, pursuant to which Duke has granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes.

The Agreement extends until expiration of the last Royalty Term, unless sooner terminated as provided in the Agreement. Royalty Term generally means the period beginning on the first commercial sale of each licensed product or licensed process and ending fifteen (15) years thereafter. Upon expiration of the applicable Royalty Term with respect to a particular licensed product or licensed processes, the licenses and rights granted by Duke to the Company under the Agreement with respect to such product or process become fully paid-up, royalty-free, perpetual and irrevocable.

The Company is required to pay Duke a license fee equal to $12,000,000, of which $5,000,000 must be paid within fourteen (14) days of February 23, 2021 (of which $500,000 has previously been paid through the crediting of the previously paid $350,000 option fee plus $150,000, extension fee, as described above), $5,000,000 must be paid on the first anniversary of February 23, 2021, and $2,000,000 must be paid on the second anniversary of February 23, 2021.  In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of net sales varying from 7% - 12.5% based on volume.

The Company is also required to pay Duke minimum annual royalties beginning on the second anniversary of the effective date.  The minimum annual royalties are as follows:

•	Year 2: $500,000
•	Year 3: $1,000,000
•	Year 4: $2,500,000
•	Year 5 and each year thereafter during the term of this Agreement: $5,000,000

In addition, the Company is required to pay Duke certain milestone payments, as follows:

•	Two Million Dollars ($2,000,000) upon initiation of the first Phase III clinical trial for an indication other than Autism Spectrum Disorder, for a licensed product comprising cord tissue; and

•	a number of shares of the Company’s common stock equal to the corresponding percentage of the Company’s fully-diluted equity ownership outstanding as of February 23, 2021 as follows:
(1)	5.0% upon execution of the Agreement;
(2)	2.5% upon cumulative net sales of licensed product and licensed process of $10,000,000;
(3)	2.5% upon cumulative net sales of licensed product and licensed process of $75,000,000
(4)	2.5% at each of the following market cap of the Company (based on a rolling 30-day average closing market cap) triggers:
o	Equal to or greater than $300,000,000, provided such trigger occurs within eighteen (18) months of February 23, 2021; and
o	Equal to or greater than $500,000,000, provided such trigger occurs within twenty-four (24) months of February 23, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2020.  The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the year ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below are the names, ages and background of the Board of Directors and Executive Officers of the Company, as well as the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company's business.  The Board of Directors has determined that other than Messrs. Portnoy and Portnoy, who are officers of the Company, each of our directors is deemed to be independent under the Nasdaq standards which we choose to follow.

David I. Portnoy, age 58, Chairman and Co-Chief Executive Officer.  Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Jonathan H. Wheeler M.D., age 61, has served as a director since August 2011.  Dr. Wheeler is a licensed physician specializing in the fields of obstetrics and gynecology. He has practiced in these fields in Newport Beach, California since 1992. Dr. Wheeler received his B.A. in Biology from the State University of New York (SUNY) at Buffalo. He completed his medical degree at Cornell University Medical College in 1986. His Obstetrics and Gynecology training was received at UCLA Medical Center in a combined internship and residency program. There, he received honorary awards for his work in advanced laparoscopy and completed research in innovative surgical techniques. Dr. Wheeler is Board certified in Obstetrics and Gynecology. He is a member of the American College of Obstetrics and Gynecology, the American Association of Gynecologic Laparoscopists, the Orange County Obstetrics and Gynecology Society and is a Diplomat of the American Board of Obstetrics and Gynecology. In the past Dr. Wheeler has served as Chairman and Vice-Chairman of the Department of Obstetrics and Gynecology at Hoag Hospital and has served on numerous committees including education, surgery and advancement of Women’s Health Services. We believe that Dr. Wheeler’s professional experience provides the Board with critical insight into the medical fields of obstetrics and gynecology. Additionally, we believe that through his attendance at medical conferences and seminars, as well as through his daily medical practice, Dr. Wheeler provides the Company with additional business development opportunities through his extensive industry contacts.

George Gaines, age 67, has served as a director since August 2011.  Since 2012 Mr. Gaines has been a Managing Director of Harpeth Fund Advisors, a division of Harpeth Capital LLC, an investment banking and private equity fund placement agent headquartered in Nashville, Tennessee.  We believe that Mr. Gaines’ business experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s business.

Harold D. Berger, age 57, has served as a director since August 2011.  Mr. Berger is a certified public accountant.  Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and

financial adviser to The Atlanta Group Home Foundation, Inc.  Mr. Berger graduated in December 1987 from the University of Texas at Austin with a Master’s Degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA).  We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Brian Sheehy, age 50, has served as a director since 2018. Mr. Sheehy received his B.A. in Biochemistry and Environmental Science from the University of California, Berkeley, his M.A. from University of Exeter and his M.D. from New York Medical College. Mr. Sheehy is the founder and managing partner, since 2010, of IsZo Capital. Mr. Sheehy was the cofounder in 2002 of Black Horse Capital and managing partner until 2008. He is also a Chartered Financial Analyst. We believe that Mr. Sheehy’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not directors of the Company is set forth below:

Mark L. Portnoy, age 57, Co-Chief Executive Officer.  Mr. Portnoy served as a director from August 2011 through September 2020 and has served as Co-Chief Executive Officer since August 2011.  Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997.  From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million.  Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985.  Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Jill Taymans, age 51, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 48, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur.  He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009.  Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2020, we believe that all such forms were filed on a timely basis.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2020 and November 30, 2019 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of November 30, 2020 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Restricted Common Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Portnoy	2020	$602,085	$—	$151,472	$—	$—	$753,557
Co-Chief Executive Officer	2019	$602,085	$50,000	$34,978	$—	$—	$687,063
Mark Portnoy	2020	$478,995	$—	$128,243	$—	$—	$607,238
Co-Chief Executive Officer	2019	$478,995	$40,000	$32,512	$—	$—	$551,507
Jill M. Taymans	2020	$190,000	$11,500	$1,012	$—	$—	$202,512
Vice President Finance, Chief Financial Officer	2019	$190,000	$11,500	$—	$—	$—	$201,500
Oleg Mikulinsky	2020	$250,000	$8,333	$19,084	$—	$—	$277,417
Chief Information Officer	2019	$250,000	$8,333	$16,611	$—	$—	$274,944

(1)

Represents the dollar amount recognized for financial reporting purposes in fiscal 2020 and 2019. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

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

In fiscal 2019, a cash bonus pool along with Company performance targets and individual performance objectives were established at the beginning of the fiscal year by the Compensation Committee. At the end of the fiscal year each performance target was measured and bonuses were paid based on the attainment of the set performance targets established at the beginning of the fiscal year.  A percentage of the pre-determined cash bonus pool was paid to the named executive officer depending on the performance targets met by the Company and the individual.  In fiscal 2019, pursuant to their Employment Agreements, the Company’s Co-CEOs were entitled to a cash bonus equal to the sum of (x) 11.11% of base salary times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) 11.11% times the number of three subjective performance criteria achieved (as determined in the sole discretion of the Compensation Committee of the Board of Directors after consultation with Co-CEOs, respectively).   There were no cash bonuses paid to the Co-CEOs for fiscal 2020.

In fiscal 2020 and 2019, pursuant to his Employment Agreement, the Company’s Chief Information Officer was entitled to a cash bonus equal to a percentage of 20% of his Base Salary equal to the sum of (x) 11.11% of base salary times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) up to 33.33% times the number of three subjective performance criteria achieved (as subjectively determined by the Co-CEOs in their sole discretion).  In fiscal 2020 and 2019, the Company’s Chief Financial Officer was entitled to a discretion cash bonus, pursuant to her Employment Agreement.

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

In fiscal 2019, pursuant to their Employment Agreements, David Portnoy and Mark Portnoy, the Company’s Co-CEOs, were granted 23,636 and 20,000 stock options, respectively.  One-third of each grant vested upon grant, one-third will vest on December 1, 2020 and one-third will vest on November 30, 2021. In addition, the Employment Agreements for David Portnoy and Mark Portnoy provide that they are entitled to receive up to an additional 47,273 and 40,000 stock options, respectively, based on performance, with award being equal to the sum of (x) 11.11% times the number of the six performance targets achieved (based on threshold, target and stretch performance standards for each of the Company’s annual net revenue and weighted average stock price), plus (y) 11.11% times the number of three subjective performance criteria achieved (as determined in the sole discretion of the Compensation Committee of the Board of Directors after consultation with Co-CEOs, respectively). In 2020 and 2019, neither of the Co-CEOs received any performance-based stock options.

In fiscal 2019, pursuant to his Employment Agreement, the Company’s Chief Information Officer was granted 8,000 stock options. One-third vested upon grant, one-third will vest on December 1, 2020 and one-third will vest on November 30, 2021.  In addition, pursuant to his Employment Agreement, the

Company’s CIO, Oleg Mikulinsky, is entitled to up to 8,000 stock options based on performance, with the award being equal to the sum of (x) the product of 11.11% and the number of the net revenue and weighted average stock price performance goals achieved at the “threshold”, “target” and “stretch” levels and (y) up to 33.33% at the discretion of the Co-CEOs based on his subjective performance. In fiscal 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.  There were no performance-based stock options issued to the CIO for fiscal 2020.

Stock options are granted to our executive officers in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Compensation Committee.  During fiscal 2020, 17,000 stock options were awarded to executive officers.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On March 8, 2018, the Company entered into new two-year employment agreements, effective December 1, 2017, with David Portnoy, Co-Chief Executive Officer of the Company, and Mark Portnoy, Co-Chief Executive Officer of the Company.  The agreements superseded and replaced prior employment agreements with each of the executives.  The employment agreements expired on November 30, 2019 and have not renewed.  The Company and the Co-CEOs are currently negotiating new employment agreements and, as of the date hereof, the Co-CEOs are receiving a base salary consistent with the base salary stipulated in their employment agreements.

The agreements provided for an annual base salary of $602,085 for David Portnoy and $478,995 for Mark Portnoy. In addition to base salary, the agreements also provided for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment shall be at the Company’s offices in Miami, Florida, provided he shall travel to the Company’s headquarters as necessary to fulfill his responsibilities under the agreement. The Company shall pay reasonable legal and financial consulting fees and costs incurred in negotiating the agreements and shall pay each executive up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

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

Taymans Employment Agreement.  On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.  The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2021.

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

Mikulinsky Employment Agreement. On March 5, 2012, the Company entered into a one-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer.  Under the Mikulinsky Employment Agreement, the one-year term was automatically extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.  On May 18, 2018, the Company entered into an Amendment Agreement (the “Amendment Agreement”), effective December 1, 2017, amending certain terms of the Mikulinsky Employment Agreement, as previously amended.  Pursuant to the Amendment Agreement, Mr. Mikulinsky’s employment term was set at two years (“Initial Term”), which shall be automatically extended for successive additional one-year periods (“Additional Employment Terms”) unless, at least thirty (30) days prior to the end of the Initial Term or an Additional Employment Term, the Company or the Executive has notified the other in writing that the Agreement shall terminate at the end of the then-current term.  The ending date of the current term of the Mikulinsky Employment Agreement is November 30, 2021.

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

Per the Amendment, in the event of the Executive's voluntary resignation from the Company's employment upon a Change in Control or the Executive’s employment is terminated upon or within one (1) year after a Change in Control, as defined in the Employment Agreement, or prior to the Change in Control if the Executive’s termination, demotion or relocation was either a condition of the Change in Control or was at the request of any person related to the Change in Control,   and  such termination was initiated by the Company without cause or by the Executive due to being requested to accept without cause a demotion or relocation:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2020:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
David Portnoy	August 31, 2011	100,000	$2.90	August 31, 2021
	December 1, 2011	200,000	$1.72	December 1, 2021
	April 15, 2016	70,270	$3.14	April 15, 2026
	March 8, 2018	23,636	$7.92	March 8, 2023
	August 30, 2019 (1)	26,243	$7.53	August 30, 2029
	December 20, 2019 (1)	23,636	$7.28	December 20, 2029
Mark Portnoy	August 31, 2011	100,000	$2.90	August 31, 2021
	December 1, 2011	200,000	$1.72	December 1, 2021
	April 15, 2016	59,459	$3.14	April 15, 2026
	March 8, 2018	20,000	$7.92	March 8, 2023
	August 30, 2019 (1)	22,222	$7.53	August 30, 2029
	December 20, 2019 (1)	20,000	$7.28	December
Jill Taymans	June 2, 2016	7,500	$3.10	June 3, 2026
	September 23, 2020 (2)	7,000	$8.00	September 23, 2027
Oleg Mikulinsky	March 5, 2012	20,000	$2.05	March 5, 2022
	April 18, 2016	40,000	$3.20	April 18, 2026
	May 21, 2018 (1)	8,000	$7.49	May 21, 2028
	September 4, 2019 (1)	4,444	$7.13	September 4, 2029
	September 23, 2020 (2)	10,000	$8.00	September 23, 2027

(1)	1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.
(2)	1/3 of options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three years from the date of grant.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as directors or as members of board committees.  Effective November 25, 2019, non-employee directors are paid an annual retainer in the amount of $25,500.  Each non-employee director receives an annual stock option grant in the amount of 5,300 shares on the date of the annual stockholders meeting in each year with an exercise equal to the fair market value of the common stock on the date of grant.  Prior to November 25, 2019, non-employee directors were paid an annual retainer in the amount of $15,000 and an attendance fee of $4,000 for each board meeting and $2,000 for each telephonic quarterly board meetings, a $1,000 fee per committee per year and reimbursed for their reasonable expenses incurred for attending a meeting.  Prior to November 25, 2019, each non-employee director received an annual stock option grant in the amount of 7,500 shares on the date of the annual stockholders meeting in each year.  All of such stock options had an exercise equal to the fair market value of the common stock on the date of grant.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2020:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$19,125	$54,963	$74,088
George Gaines	$19,125	$54,963	$74,088
Jonathan Wheeler	$19,125	$54,963	$74,088
Arthur Ellis	$19,125	$90,891	$110,016
Brian Sheehy	$19,125	$60,615	$79,740

(1)

Represents the dollar amount recognized for financial reporting purposes in fiscal 2020 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 15, 2021 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group.  Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Mary J. Nyberg Trustee of the CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (3)	600,000	7.93%
Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (4)	509,000	6.72%
IsZo Capital, Inc. (5)	496,503	6.60%
Current directors, nominees and executive officers:
David Portnoy (6)	1,655,703	20.70%
Mark Portnoy (7)	1,008,916	12.65%
George Gaines (8)	1,058,419	13.90%
Brian Sheehy (9)	518,228	6.83%
Harold Berger (10)	73,793	*
Jonathan Wheeler (11)	122,492	1.61%
Jill Taymans (12)	52,896	*
Oleg Mikulinsky (13)	106,200	1.39%
All current directors and executive officers as a group (8 persons) (14)	4,596,646	53.30%

*	Less than 1%.
(1)

Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 15, 2021 by (ii) the sum of (a) 7,570,913 which is the number of shares of common stock outstanding as February 15, 2021 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 15, 2021 or will become exercisable within 60 days of that date.  Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.

(2)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 15, 2021.  As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares.  The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
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

(5)

Based upon information provided by IsZo Capital, Inc. (“IsZo”), in its Amendment No. 3 to its Schedule 13G filing with the SEC on February 16, 2021, includes 496,503 shares of Common Stock held by IsZo Capital L.P. (the “Fund”), IsZo Capital GP LLC (“IsZo GP”), IsZo Capital Management LP (“ICM”) and Brian Sheehy.

(6)

Includes 94,426 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 509,772 shares he owns individually, 152,724 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 91,790 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; 10,783 shares held by David Portnoy as custodian for his minor son; 10,783 shares held by David Portnoy as custodian for his minor son; 10,783 shares held by David Portnoy as custodian for his minor son; 9,122 shares held by David Portnoy as custodian for his minor daughter; and 15,061 shares held by David Portnoy as custodian for his minor daughter.  Includes 427,159 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.

(7)

Includes 42,266 shares of Common Stock held directly through a 401(k)-plan account, 487,514 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner.  Also, includes 407,607 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.

(8)	Includes 45,892 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.
(9)

Includes 496,503 shares of Common Stock held by IsZo Capital L.P. (the “Fund”), IsZo Capital GP LLC (“IsZo GP”), IsZo Capital Management LP (“ICM”) and Brian Sheehy. Also, includes 21,725 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.

(10)	Includes 45,892 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.
(11)	Includes 45,892 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.
(12)	Includes 7,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.
(13)	Includes 51,851 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.
(14)	Includes 1,053,517 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2021.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Effective October 1, 2019 Porter Keadle Moore, LLC (“PKM”) combined its practice (the “Practice Combination”) with Wipfli LLP (“Wipfli”). As a result of the Practice Combination, PKM effectively resigned as the Company’s independent registered public accounting firm and Wipfli, as the successor to PKM following the Practice Combination, was engaged as the Company’s independent registered public accounting firm. The Company’s Audit Committee was notified of the Practice Combination and the effective resignation of PKM and ratified and approved the engagement of Wipfli.  On November 21, 2019 the appointment was ratified by the Company’s shareholders at the 2019 Annual Meeting of Shareholders.

The following table presents fees for professional audit services rendered by Wipfli for the audit of the Company’s financial statements for the fiscal year ended November 30, 2020, fees for professional audit services rendered by PKM and Wipfli for the audit of the Company’s financial statements for the fiscal year ended November 30, 2019, tax services rendered by Wipfli for fiscal year ended November 30, 2020 and tax services rendered by PKM and Wipfli for the fiscal year ended November 30, 2019.

	2020	2019
Audit Fees	$235,000	$238,665
Audit Related Fees	1,500	7,500
Tax Fees	58,837	64,858
Other	—	—
Total	$295,337	$311,023

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2020 and November 30, 2019 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accountants during the fiscal years ended November 30, 2020 and November 30, 2019.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2020 and November 30, 2019.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2020 and November 30, 2019.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002).  This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting.   All of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to Wipfli and PKM were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Wipfli.  Furthermore, no work of Wipfli with respect to its services rendered to the Company was performed by anyone other than Wipfli.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013
10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012
10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.
10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015

10.39 (21)	Rights Agreement dated December 5, 2014
10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015
10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.
10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015
10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015
10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.
10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.
10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.
10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
10.55 (33)	Patent Option Agreement
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
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

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated:  March 1, 2021

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	March 1, 2021

/s/ Mark Portnoy	Co-Chief Executive Officer	March 1, 2021
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial and accounting officer)	March 1, 2021

/s/ Harold Berger	Director	March 1, 2021
Harold Berger

/s/ George Gaines	Director	March 1, 2021
George Gaines

/s/ Brian Sheehy	Director	March 1, 2021
Brian Sheehy

/s/ Jonathan Wheeler	Director	March 1, 2021
Jonathan Wheeler