Form 10-Q
period 2021-02-28
CRYO CELL INTERNATIONAL INC
filed 2021-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2021

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     / X /     No     /   /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.      Yes  / X  /       No     /   /      Not Applicable  /    /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	√

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes     /    /     No     / X /

As of April 10, 2021, there were 7,980,647 shares of Common Stock outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	November 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$11,277,811	$10,361,125
Marketable securities	85,900	88,476
Accounts receivable (net of allowance for doubtful accounts of $2,807,822 and $2,781,668, respectively)	5,638,992	6,322,960
Prepaid expenses	510,652	611,627
Inventory, current portion	868,258	927,318
Other current assets	314,724	244,696
Total current assets	18,696,337	18,556,202
Property and Equipment-net	1,597,180	1,640,774
Other Assets
Investment - Tianhe stock	308,000	308,000
Patent option agreement	—	350,000
Duke license agreement	58,270,522	—
Intangible assets, net	1,554,081	1,181,588
Inventory, net of current portion	11,013,166	11,064,034
Goodwill	1,941,411	1,941,411
Deferred tax assets	10,363,967	10,363,967
Operating lease right-of-use asset	1,012,539	299,089
Deposits and other assets, net	507,258	495,029
Total other assets	84,970,944	26,003,118
Total assets	$105,264,461	$46,200,094
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$860,132	$957,390
Accrued expenses	3,457,298	2,898,211
Current portion of note payable	3,100,000	3,100,000
Current portion of operating lease liability	239,330	275,570
Current portion of Duke license agreement liability	13,307,094	—
Deferred revenue	8,880,930	9,183,450
Total current liabilities	29,844,784	16,414,621
Other Liabilities
Deferred revenue, net of current portion	27,950,810	27,200,910
Contingent consideration	1,662,246	1,509,852
Note payable, net of current portion and debt issuance costs	1,085,896	2,841,214
Operating lease long-term liability	774,438	23,632
Duke license agreement liability	44,766,392	—
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	77,114,782	32,450,608
Total liabilities	106,959,566	48,865,229
Commitments and contingencies (Note 9)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 13,658,938 issued and 7,570,913 outstanding as of February 28, 2021 and 13,633,638 issued and 7,545,613 outstanding as of November 30, 2020)	136,589	136,336
Additional paid-in capital	36,857,787	36,581,600
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated deficit	(18,126,124)	(18,819,714)
Total stockholders' deficit	(1,695,105)	(2,665,135)
Total liabilities and stockholders' deficit	$105,264,461	$46,200,094

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2021	2020
Revenue:
Processing and storage fees	$6,738,631	$7,406,288
Public banking revenue	83,986	154,079
Product revenue	38,000	60,407
Total revenue	6,860,617	7,620,774
Costs and Expenses:
Cost of sales	2,012,197	2,503,144
Selling, general and administrative expenses	3,433,312	3,870,029
Change in fair value of contingent consideration	152,394	(51,412)
Research, development and related engineering	6,190	5,722
Depreciation and amortization	21,263	44,221
Total costs and expenses	5,625,356	6,371,704
Operating Income	1,235,261	1,249,070
Other Expense:
(Losses) gains on marketable securities	(2,576)	54,948
Other income	25	627
Interest expense	(280,219)	(365,299)
Total other expense	(282,770)	(309,724)
Income before income tax expense	952,491	939,346
Income tax expense	(258,901)	(252,380)
Net Income	$693,590	$686,966
Net income per common share - basic	$0.09	$0.09
Weighted average common shares outstanding - basic	7,570,913	7,541,113
Net income per common share - diluted	$0.08	$0.08
Weighted average common shares outstanding - diluted	8,198,591	8,128,257

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net income	$693,590	$686,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,489	95,757
Change in fair value of contingent consideration	152,394	(51,412)
Losses (gains) on marketable securities	2,576	(54,948)
Compensatory element of stock options	84,818	224,258
Provision for doubtful accounts	90,854	152,991
Amortization of debt issuance costs	19,682	24,481
Amortization of operating lease right-of-use asset	66,620	66,491
Changes in assets and liabilities:
Accounts receivable	593,114	177,656
Prepaid expenses	100,975	48,588
Inventory	109,928	70,394
Other current assets	(70,028)	61,333
Deposits and other assets, net	(98,675)	(18,210)
Accounts payable	(97,258)	12,131
Accrued expenses	559,087	628,627
Operating lease liability	(65,504)	(66,300)
Deferred revenue	447,380	556,760
Net cash provided by operating activities	2,662,042	2,615,563
Cash flows from investing activities:
Purchases of property and equipment	(11,978)	(6,961)
Purchase of patent option agreement	(150,000)	—
Net cash used in investing activities	(161,978)	(6,961)
Cash flows from financing activities:
Repayments of note payable	(1,775,000)	(775,000)
Proceeds from the exercise of stock options	191,622	41,000
Net cash used in financing activities	(1,583,378)	(734,000)
Increase in cash and cash equivalents	916,686	1,874,602
Cash and cash equivalents - beginning of period	10,361,125	6,541,037
Cash and cash equivalents - end of period	$11,277,811	$8,415,639
Supplemental non-cash investing and financing activities:
Operating lease liability and right-of-use asset due to adoption of ASC 842	$-	$562,775
Lease liability arising from right-of-use asset	$780,070	$-
Patent option agreement credit to purchase of patents and licenses	$500,000
Liabilities incurred for the purchase of patents and licenses	$58,073,486	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended February 28, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Common stock issued	25,300	253	191,369			191,622
Compensatory element of stock options			84,818			84,818
Net income					693,590	693,590
Balance at February 28, 2021	13,658,938	$136,589	$36,857,787	$(20,563,357)	$(18,126,124)	$(1,695,105)

	For the Three Months Ended February 29, 2020
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$(22,444,310)	$(6,952,851)
Common stock issued	34,729	347	40,653			41,000
Compensatory element of stock options			224,258			224,258
Net income					686,966	686,966
Balance at February 29, 2020	13,633,638	$136,336	$36,183,738	$(20,563,357)	$(21,757,344)	$(6,000,627)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

The unaudited consolidated financial statements including the Consolidated Balance Sheet as of February 28, 2021, the related Consolidated Statements of Income, Cash Flows and Stockholders’ Deficit for the three months ended February 28, 2021 and February 29, 2020 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2020 Annual Report on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.  The results of operations for the three months ended February 28, 2021 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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
a)	Collection, Processing and Storage Services

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

As of February 28, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $36,831,740, which will be recognized ratably on a straight-line basis over the contractual period of which $8,880,930 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission.  The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606.  During the three months ended February 28, 2021 and February 29, 2020, the Company has recorded $13,507 and $11,535, respectively, commission payments to customers under the RAF program as a reduction to revenue. For the three months ended February 28, 2021 and February 29, 2020, the Company capitalized additional contract acquisition costs of $18,262 and $23,320, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	February 28, 2021	November 30, 2020
Contract assets (sales commissions)	$478,370	$466,141
Accounts receivables	$5,638,992	$6,322,960
Short-term contract liabilities (deferred revenue)	$8,880,930	$9,183,450
Long-term contract liabilities (deferred revenue)	$27,950,810	$27,200,910

The Company, in general, requires the customer to pay for processing and storage services at the time of processing.  Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 28, 2021 and February 29, 2020.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at February 28, 2021
Contract assets (sales commissions)	$466,141	$18,262	$(6,033)	$478,370
Accounts receivables	$6,322,960	$8,402,508	$(9,086,476)	$5,638,992
Contract liabilities (deferred revenue)	$36,384,360	$3,711,251	$(3,263,871)	$36,831,740

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 28, 2021, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory.  Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 was recognized during the fourth quarter of fiscal 2020 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2021 and February 29, 2020, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows.  If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate.   The Company did not note any impairment for the three months ended February 28, 2021 and February 29, 2020.

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

Stock Compensation

As of February 28, 2021, the Company has two stock-based compensation plans, which are described in Note 7 to the consolidated financial statements. The Company’s stock-based employee compensation plan that became effective December 1, 2011 was approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $85,000 and $224,000 for the three months ended February 28, 2021 and February 29, 2020, respectively, of stock-based compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2021 and November 30, 2020, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements
	February 28,	at February 28, 2021 Using
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$85,900	$85,900	—	—
	$85,900	$85,900	—	—
Liabilities:
Contingent consideration	$1,662,246	$—	—	$1,662,246
Total	$1,662,246	$—	—	$1,662,246
Contingent Consideration:
Beginning Balance as of November 30, 2020	$1,509,852
Additions – Cord:Use earnout	—
Fair value adjustment as of February 28, 2021	152,394
Ending balance as of February 28, 2021	$1,662,246

	Fair Value at	Fair Value Measurements
	November 30,	at November 30, 2020 Using
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$88,476	$88,476	—	—
	$88,476	$88,476	—	—
Liabilities:
Contingent consideration	$1,509,852	$—	—	$1,509,852
Total	$1,509,852	$—	—	$1,509,852

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($3,000) and $55,000 in unrealized holding (losses) gains recorded in other income and expense on the accompanying consolidated statements of income for the three months ended February 28, 2021 and February 29, 2020, respectively.

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The analysis includes estimated annual sales of 18 units declining 3% annually and utilizes a risk adjusted discount rate of 5.50%, which are unobservable inputs. The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. The Company has concluded the payment warranty be fully constrained under the most likely amount method, therefore, the transaction price does not reflect any expectation of service level credits. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022.  The Company will continue to evaluate the impact of ASU 2016-13 on its consolidated financial statements.

Note 2 – Segment Reporting

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, interest expense, and income tax expense for the three months ended February 28, 2021 and February 29, 2020:

	For the three months ended February 28, 2021	For the three months ended February 29, 2020
Net revenue
Umbilical cord blood and cord tissue stem cell service	$6,738,631	$7,406,288
PrepaCyte®-CB	38,000	60,407
Public cord blood banking	83,986	154,079
Total net revenue	$6,860,617	$7,620,774
Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,640,015	$2,055,075
PrepaCyte®-CB	34,880	41,117
Public cord blood banking	337,302	406,952
Total cost of sales	$2,012,197	$2,503,144
Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$14,368	$37,327
PrepaCyte®-CB	6,895	6,894
Public cord blood banking	—	—
Total depreciation and amortization	$21,263	$44,221
Operating income
Umbilical cord blood and cord tissue stem cell service	$1,492,353	$1,489,548
PrepaCyte®-CB	(3,777)	12,396
Public cord blood banking	(253,315)	(252,874)
Total operating income	$1,235,261	$1,249,070
Interest expense
Umbilical cord blood and cord tissue stem cell service	$280,219	$365,299
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$280,219	$365,299

The following table shows the assets by segment as of February 28, 2021 and November 30, 2020:

	As of February 28, 2021	As of November 30, 2020
Assets
Umbilical cord blood and cord tissue stem cell service	$93,405,068	$34,215,780
PrepaCyte®-CB	235,248	302,683
Public cord blood banking	11,624,145	11,681,631
Total assets	$105,264,461	$46,200,094

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials.  Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service.  Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale.  The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 was recognized during the fourth quarter of fiscal 2020 to reduce inventory from cost to net realizable value.  The components of inventory at February 28, 2021 and November 30, 2020 are as follows:

	February 28, 2021	November 30, 2020
Raw materials	$—	$—
Work-in-process	238,616	273,430
Work-in-process – Public Bank	—	—
Finished goods	33,067	63,327
Finished goods – Public Bank	11,578,525	11,629,307
Collection kits	38,934	33,006
Inventory reserve	(7,718)	(7,718)
Total inventory	$11,881,424	$11,991,352

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

Intangible assets were as follows as of February 28, 2021 and November 30, 2020:

	Useful lives	February 28, 2021	November 30, 2020
Patents and Domain Names	10-20 years	$623,980	$234,570
Less: Accumulated amortization		(50,055)	(47,150)
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(184,255)	(178,443)
Customer relationships-PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(7,322)	(7,122)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(88,000)	(80,000)
Net Intangible Assets		$1,554,081	$1,181,588

Amortization expense of intangibles was approximately $17,000 and $17,000 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Note 5 – Note Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities.  The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock.  Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.  On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.35% per annum plus LIBOR, payable monthly with a maturity date of July 2021 extended to June 2023 with Second Amendment.  On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB.  Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB.  The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.  On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB.  Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase.  In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000.  As of the three months ended February 28, 2021 and February 29, 2020, the Company paid interest of $40,538 and $109,780, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2021 and February 29, 2020,

$19,682 and $24,481, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of February 28, 2021, and November 30, 2020, the note payable obligation was as follows:

	February 28, 2021	November 30, 2020
Note payable	$4,233,433	$6,008,433
Unamortized debt issuance costs	(47,537)	(67,219)
Net note payable	$4,185,896	$5,941,214
Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	1,085,896	2,841,214
Total	$4,185,896	$5,941,214

Interest expense on the note payable for the three months ended February 28, 2021 and February 29, 2020 was as follows:

	February 28, 2021	February 29, 2020
Interest expense on notes payable	$40,538	$109,780
Debt issuance costs	19,682	24,481
Total interest expense	$60,220	$134,261

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended February 28, 2021	For the three months ended February 29, 2020
Numerator:
Net Income	$693,590	$686,966
Denominator:
Weighted-average shares outstanding-basic	7,570,913	7,541,113
Dilutive common shares issuable upon exercise of stock options	627,678	587,144
Weighted-average shares-diluted	8,198,591	8,128,257
Earnings (Loss) per share:
Basic	$0.09	$0.09
Diluted	$0.08	$0.08

For the three months ended February 28, 2021, the Company excluded the effect of 39,000 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.  For the three months ended February 29, 2020, the Company excluded the effect of 232,737 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 7 – Stockholders’ Equity

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units).  As of February 28, 2021, and November 30, 2020, there were 305,000 and 305,000 options issued, but not yet exercised, under the 2006 Plan, respectively.  As of February 28, 2021, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012.  The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).  In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares.  In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of February 28, 2021, there were 843,143 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of November 30, 2020, there were 868,443 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of February 28, 2021, there were 562,310 shares available for future issuance under the 2012 Plan.

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

There were 0 and 44,969 options granted during the three months ended February 28, 2021 and February 29, 2020, respectively.

Variables used to determine the fair value of the options granted for the three months ended February 29, 2020 are as follows:

Three months ended February 29, 2020
Weighted average values:
Expected dividends	0%
Expected volatility	64.25%
Risk free interest rate	1.90%
Expected life	9.0 years

Stock option activity for the three months ended February 28, 2021, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding at November 30, 2020	1,174,943	$3.72	3.42	$4,502,324
Granted	—	—		—
Exercised	(25,300)	7.57		—
Expired/forfeited	—	—		—
Outstanding at February 28, 2021	1,149,643	$3.64	3.08	$7,315,667
Exercisable at February 28, 2021	1,079,983	$3.36	2.78	$7,167,172

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2021 or November 30, 2020, as applicable.  The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

For the three months ended February 28, 2021, the Company issued 25,300 common shares to an option holder who exercised options for $191,622.

For the three months ended February 29, 2020, the Company issued 20,000 common shares to an option holder who exercised options for $41,000.

Significant option groups exercisable at February 28, 2021 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price	Outstanding	Exercise Price
$1.01 to $2.00	422,500	.85	$1.73	422,500	$1.73
$2.01 to $3.00	245,000	.86	$2.78	245,000	$2.78
$3.01 to $4.00	204,729	4.99	$3.14	204,729	$3.14
$6.01 to $7.00	3,833	5.35	$6.52	3,388	$6.51
$7.01 to $8.00	266,581	7.06	$7.64	203,666	$7.61
$9.01 to $10.00	7,000	6.45	$9.10	700	$9.10
	1,149,643	3.08	$3.64	1,079,983	$3.36

A summary of the status of the Company’s non-vested options as of February 28, 2021, and changes during the three months ended February 28, 2021, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2020	93,380	$4.65
Granted	—	—
Vested	(23,720)	4.99
Forfeited	—	—
Non-vested at February 28, 2021	69,660	$4.53

As of February 28, 2021, there was approximately $269,000 of total unrecognized compensation cost related to non-vested service-related share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan.  The cost is expected to be recognized over a weighted-average period of 2.16 years as of February 28, 2021.  The total fair value of shares vested during the three months ended February 28, 2021 was approximately $118,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs.  Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock.  As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively.  The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021.  The fair value of the options vested for the three months ended February 28, 2021 was approximately $40,000 and is reflected as selling, general and administrative expenses in the accompanying statement of income.  As of February 28, 2021, there was approximately $73,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options is determined using a Monte Carlo valuation approach.  There were no market-based vesting condition options for the three months ended February 28, 2021 or February 29, 2020.  For performance-based vesting condition options, the Company estimates the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period.  These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of the options that vested through the three months ended February 28, 2021 and February 29, 2020 was approximately $0 and $86,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income.  As of February 28, 2021, there was $0 of total unrecognized compensation cost as the options were fully vested.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options is determined using a Monte Carlo valuation approach.  There were no market-based vesting condition options for the three months ended February 28, 2021 or February 29, 2020.  For performance-based vesting condition options, the Company estimates the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model.  As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of the options that vested through the three months ended February 28, 2021 and February 29, 2020 was approximately $200 and $7,600, respectively and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income.  As of February 28, 2021, there was $0 of total unrecognized compensation cost as the options were fully vested.  As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021.  The fair value of the options that vested through the three months ended February 28, 2021 and February 29, 2020 was approximately $1,000 and $2,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income.  As of February 28, 2021, there was approximately $2,000 of total unrecognized compensation cost related to the non-vested options of common stock.

Note 8 – License Agreements

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   The cap(s) are calculated based on LifeCell’s fiscal year end, March 31st.  As of November 30, 2020, the Company had reached the $10,000,000 cap and recorded all royalties that were due.  Since inception of the License and Royalty Agreement, the Company has recorded $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company $9,200,000 as of February 28, 2021.  The balance of $800,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

For the three months ended February 28, 2021 and February 29, 2020, the Company recognized $0 and $0, respectively, for initial license fees and processing and storage royalties.

Note 9 – Legal Proceedings

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

Note 10 – Share Repurchase Plan

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to 1,000,000 shares of the Company's outstanding common stock.  On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to 3,000,000.  On April 8, 2015, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to 6,000,000 shares.  On October 6, 2016, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to 8,000,000 shares.  The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

As of February 28, 2021, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions.  The Company did not repurchase any of the Company’s common stock during the first quarter of fiscal 2021 and fiscal 2020.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2021 and November 30, 2020.  As of February 28, 2021, and November 30, 2020, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company has not repurchased any additional shares of the Company’s common stock.

Note 11 – Leases

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

In January 2021, the Company exercised its right to extend a lease for 36 months that resulted in an increase of $780,070 to operating lease right-of-use asset and of $780,070 to operating lease liabilities.

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 28, 2021 and November 30, 2020:

	February 28, 2021	November 30, 2020
Assets
Operating lease right-of-use asset	$1,012,539	$299,089
Liabilities
Current portion of operating lease liabilities	$239,330	$275,570
Operating lease long term liabilities	774,438	23,632
Total lease liability	$1,013,768	$299,202

The maturity of the Company’s lease liabilities at February 28, 2021 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2021 (remaining 9 months)	$214,567
2022	294,336
2023	295,086
2024	295,086
2025	24,590
Less: Imputed interest	(109,897)
Present value of lease liabilities	$1,013,768

The remaining lease term and discount rates are as follows:

February 28, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.8
Discount rate (percentage)
Operating lease	5.3%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended
	February 28, 2021	February 29, 2020
Operating cash outflows from operating leases	$71,566	$66,300

Note 12 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client sales resulting in a decrease in revenues for the three months ended February 28, 2021 compared to the three months ended February 29, 2020.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

Note 13 – Patent Option and Technology License Agreement

Effective June 9, 2020, the Company entered into a Patent Option Agreement (the “Option”) with Duke University (“Duke”). The Option grants Cryo-Cell the exclusive option to obtain an exclusive license to certain of Duke’s patent rights to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, as well as a limited license to make, have made or use certain products, processes, data and information for the purpose of evaluating the market potential for such products and processes in the designated field of use, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. This exclusive Option is for a period of six months from the effective date of the Option. As consideration for the Option, the Company paid Duke a non-refundable, option fee of $350,000 during June 2020. The Option was subject to extension by the Company for an additional six months by payment of $150,000 on or before the expiration of the initial six-month option period. On December 1, 2020, the Company made the extension payment of $150,000.  Such option fee, plus the extension fee, was fully credited against the license fee under the future license agreement. In connection with the option, Cryo-Cell anticipates opening a clinic to help patients have greater access to cord blood treatments established by Duke University under the FDA granted Expanded Access Program.

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

The Agreement extends until expiration of the last Royalty Term, unless sooner terminated as provided in the Agreement. Royalty Term generally means the period beginning on the first commercial sale of each licensed product or licensed process and ending 15 years thereafter. Upon expiration of the applicable Royalty Term with respect to a particular licensed product or licensed processes, the licenses and rights granted by Duke to the Company under the Agreement with respect to such product or process become fully paid-up, royalty-free, perpetual and irrevocable.

The Company is required to pay Duke a license fee equal to $12,000,000, of which $5,000,000 was due within 14 days of February 23, 2021 (of which $500,000 has previously been paid through the crediting of the previously paid $350,000 option fee plus $150,000, extension fee, as described above), $5,000,000 must be paid on the first anniversary of February 23, 2021, and $2,000,000 must be paid on the second anniversary of February 23, 2021.  In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of net sales varying from 7% - 12.5% based on volume.  On March 8, 2021, the Company transferred $4,889,410 to Duke which included the first payment due of $5,000,000, less $500,000 previously paid and $389,410 in costs related to the patents.

The Company is also required to pay Duke minimum annual royalties beginning on the second anniversary of the effective date.  The minimum annual royalties are as follows:

•	Year 2: $500,000
•	Year 3: $1,000,000
•	Year 4: $2,500,000
•	Year 5 and each year thereafter during the term of this Agreement: $5,000,000

In addition, the Company is required to pay Duke certain milestone payments, as follows:

•	$2,000,000 upon initiation of the first Phase III clinical trial for an indication other than Autism Spectrum Disorder, for a licensed product comprising cord tissue; and
•	A number of shares of the Company’s common stock equal to the corresponding percentage of the Company’s fully-diluted equity ownership outstanding as of February 23, 2021 as follows:
(1)	5.0% upon execution of the Agreement;

(2)	2.5% upon cumulative net sales of licensed product and licensed process of $10,000,000;
(3)	2.5% upon cumulative net sales of licensed product and licensed process of $75,000,000
(4)	2.5% at each of the following market cap of the Company (based on a rolling 30-day average closing market cap) triggers:
o	Equal to or greater than $300,000,000, provided such trigger occurs within 18 months of February 23, 2021; and
o	Equal to or greater than $500,000,000, provided such trigger occurs within 24 months of February 23, 2021.

As of February 23, 2021, the Company capitalized $58,073,486 as a Duke license agreement which represents the costs to obtain the Agreement.  These costs include the present value of the $12,000,000 license fee, $3,585,170 of the Company’s common stock transferred to Duke, the present value of the future minimum royalty payments and certain acquisition costs.  The Company anticipates amortizing these costs over 15 years.

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

(xix)	the success of our global expansion initiatives;
(xx)	our actual future ownership stake in future therapies emerging from our collaborative research partnerships;
(xxi)	our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;
(xxii)	any inability to successfully identify and consummate strategic acquisitions;
(xxiii)	any inability to realize benefits from any strategic acquisitions;
(xxiv)	the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;
(xxv)	the Company’s ability to realize a profit on the acquisition of Cord:Use,
(xxvi)	the Company’s ability to expand its core business units to include biopharmaceutical manufacturing and operating clinics,
(xxvii)	any uncertainties of profitability from its biopharmaceutical manufacturing and operating clinics,
(xxviii)	the costs associated with proxy contests and its impact on our business,
(xxix)	the impact of the COVID-19 pandemic on our sales, operations and supply chain and
(xxx)	other factors many of which are beyond our control.

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

As disclosed in Note 13, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Agreement”) with Duke University (“Duke”).  The Agreement grants the Company the rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke.  The Company plans to explore, test, and administer these treatments to patients with conditions for which there are limited FDA approved therapies, including cerebral palsy, autism, multiple sclerosis and COVID-19. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue.  Per the Agreement, the Company has been granted exclusive commercial rights to Duke’s intellectual property assets, FDA regulatory data, clinical expertise and manufacturing protocols associated with various applications of cord blood and cord tissue stem cells.  Through this Agreement, the Company intends to expand to a triad of core business units to include its cord blood bank, biopharmaceutical manufacturing (once BLA(s) or Emergency Use Authorization(s) are approved by the FDA), and infusion clinic(s) services, initially under the rights granted to Duke through the FDAs Expanded Access Program.

During the three months ended February 28, 2021, the Company’s revenues decreased 10% as compared to the same period in 2020.  The Company reported net income of approximately $694,000 or $0.09 per basic common share for the three months ended February 28, 2021 compared to net income of approximately $687,000, or $0.09 per basic common share for the three months ended February 29, 2020.  Net income for the three months ended February 28, 2021 principally resulted from a 20% decrease in cost of sales, an 11% decrease in selling, general and administrative expenses, and by a 10% decrease in revenue.

At February 28, 2021, the Company had cash and cash equivalents of 11,277,811.  The Company’s cash increased by approximately $917,000 during the first three months of fiscal 2021.  Cash provided by operations was approximately $2,662,000 which was offset by approximately $1,775,000 used to repay the note payable.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client sales resulting in a decrease in revenues for the three months ended February 28, 2021 compared to the three months ended February 29, 2020.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value.  These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of revenue sharing agreements (“RSA”) interests, a deregistration of the Company's common stock under the Securities Exchange Act of 1934 or a going-private transaction.   These options may or may not be related to the Company’s current business.  In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations

Revenues.  Revenues for the three months ended February 28, 2021 were $6,860,617 compared to $7,620,774 for the same period in 2020, a 10% decrease.  The decrease in revenue was primarily attributable to a 9% decrease in processing and storage fees.

Processing and Storage Fees.  The decrease in processing and storage fee revenue is attributable to a decrease in the number of new domestic cord blood specimens offset by a 9% increase in recurring annual storage fee revenue.

Public Banking Revenue.  For the three months ended February 28, 2021, revenue from public banking was $83,986 compared to $154,079 for the three months ended February 29, 2020.

Product Revenue.  For the three months ended February 28, 2021, revenue from the PrepaCyte CB product sales was $38,000 compared to $60,407 for the three months ended February 29, 2020.

Cost of Sales.  Cost of sales for the three months ended February 28, 2021 was $2,012,197 as compared to $2,503,144 for the same period in 2020, representing a 20% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $52,000 for the three months ended February 28, 2021 and February 29, 2020, respectively. Also included in Cost of Sales is $34,880 and $41,117 related to the costs associated with production of the PrepaCyte®-CB processing and storage system for the three months ended February 28, 2021 and February 29, 2020, respectively.  Also included in Cost of Sales is $337,301 and $406,953 for the three months ended February 28, 2021 and February 29, 2020, respectively, related to the public banking due to the Purchase Agreement with Cord:Use.  The decrease in cost of sales for the three months ended February 28, 2021 versus February 29, 2020 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended February 28, 2021 versus the three months ended February 29, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended February 28, 2021 were $3,433,312 as compared to $3,870,029 for the 2020 period, representing an 11% decrease.  These expenses are primarily comprised of expenses for consumer advertising, salaries and wages for personnel and professional fees. The decrease in selling, general and administrative expenses is primarily attributable to an 11% decrease in selling expenses.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the three months ended February 28, 2021 were $6,190 as compared to $5,722 for the three months ended February 29, 2020.

Depreciation and Amortization.  Depreciation and Amortization (not included in Cost of Sales) for the three months ended February 28, 2021 was $21,263 compared to $44,221 for the 2020 period.

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the three months ended February 28, 2021 was an increase of $152,394 compared to a decrease of $51,412 for the 2020 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of February 28, 2021.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense.  Interest expense for the three months ended February 28, 2021 was $280,219 compared to $365,299 for the three months ended February 29, 2020, of which, $60,220 and $134,261, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5.  The remaining interest expense is mainly comprised of amounts due to the parties to the Company’s RSA based on the Company’s storage revenue collected.

Income Taxes. Income tax expense for the three months ended February 28, 2021 was $258,901 compared to $252,380 for the three months ended February 29, 2020.

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

At February 28, 2021, the Company had cash and cash equivalents of $11,277,811 as compared to $10,361,125 at November 30, 2020.  The increase in cash and cash equivalents during the three months ended February 28, 2021 was primarily attributable to the following:

Net cash provided by operating activities for the three months ended February 28, 2021 was $2,662,042 which was primarily attributable to the Company’s operating results and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash provided by operating activities for the three months ended February 29, 2020 was $2,615,563 which was primarily attributable to the Company’s operating results and an increase in the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.

Net cash used in investing activities for the three months ended February 28, 2021 was $161,978, which was primarily attributable $11,978 used to the purchase property, equipment and software and $150,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).

Net cash used in investing activities for the three months ended February 29, 2020 was $6,961, which was primarily attributable to the purchases of property and equipment.

Net cash used by financing activities for the three months ended February 28, 2021 was $1,583,378 which was primarily attributable to the payments of $1,775,000 to repay the note payable described above offset by the receipt of $191,622 from the exercise of stock options.

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

As disclosed in Note 13, a payment of $5,000,000 is due on February 23, 2022 per the Agreement with Duke.

The Company anticipates making discretionary capital expenditures of approximately $1,000,000 over the next twelve months for software enhancements and purchases of property and equipment. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities.  For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.  Our most critical accounting policies and estimates include:  recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements.  We continually evaluate our judgments, estimates and assumptions.  We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.  Please refer to Note 1 to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2020	—	$—	—	1,906,465
January 1 – 31, 2021	—	$—	—	1,906,465
February 1 – 28, 2021	—	$—	—	1,906,465

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

10.2	Patent and License Technology Agreement
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 14, 2021