Form 10-Q
period 2021-05-31
CRYO CELL INTERNATIONAL INC
filed 2021-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of July 12, 2021, 14,533,040 shares of $0.01 par value common stock were issued and 8,445,015 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$7,948,069	$10,361,125
Marketable securities	73,388	88,476
Accounts receivable (net of allowance for doubtful accounts of $2,794,455 and $2,781,668, respectively)	5,215,556	6,322,960
Prepaid expenses	349,936	611,627
Inventory, current portion	890,388	927,318
Other current assets	305,995	244,696
Total current assets	14,783,332	18,556,202
Property and Equipment-net	1,552,984	1,640,774
Other Assets
Investment - Tianhe stock	308,000	308,000
Patent option agreement	—	350,000
Duke license agreement	15,132,189	—
Intangible assets, net	1,596,849	1,181,588
Inventory, net of current portion	10,992,550	11,064,034
Goodwill	1,941,411	1,941,411
Deferred tax assets	10,363,967	10,363,967
Operating lease right-of-use asset	1,067,664	299,089
Deposits and other assets, net	579,466	495,029
Total other assets	41,982,096	26,003,118
Total assets	$58,318,412	$46,200,094
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,236,190	$957,390
Accrued expenses	1,491,135	2,898,211
Current portion of note payable	3,100,000	3,100,000
Current portion of operating lease liability	301,613	275,570
Current portion of Duke license agreement liability	4,889,830	—
Deferred revenue	9,101,008	9,183,450
Total current liabilities	20,119,776	16,414,621
Other Liabilities
Deferred revenue, net of current portion	29,126,311	27,200,910
Contingent consideration	1,230,647	1,509,852
Note payable, net of current portion and debt issuance costs	326,286	2,841,214
Operating lease long-term liability	769,021	23,632
Duke license agreement liability	1,868,253	—
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	34,195,518	32,450,608
Total liabilities	54,315,294	48,865,229
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity (Deficit)
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,533,040 issued and 8,445,015 outstanding as of May 31, 2021 and 13,633,638 issued and 7,545,613 outstanding as of November 30, 2020)	145,330	136,336
Additional paid-in capital	41,376,640	36,581,600
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated equity	(16,955,495)	(18,819,714)
Total stockholders' equity (deficit)	4,003,118	(2,665,135)
Total liabilities and stockholders' equity (deficit)	$58,318,412	$46,200,094

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Revenue:
Processing and storage fees	$7,158,886	$7,399,074	$13,897,517	$14,805,362
Public banking revenue	46,309	213,642	130,295	367,721
Licensee and royalty income	—	201,828	—	201,828
Product revenue	—	57,300	38,000	117,707
Total revenue	7,205,195	7,871,844	14,065,812	15,492,618
Costs and Expenses:
Cost of sales	2,222,671	2,480,543	4,234,868	4,983,687
Selling, general and administrative expenses	3,148,396	3,558,568	6,581,708	7,428,597
Change in fair value of contingent consideration	(431,599)	27,423	(279,205)	(23,989)
Research, development and related engineering	3,237	9,821	9,427	15,543
Depreciation and amortization	267,422	43,303	288,685	87,524
Total costs and expenses	5,210,127	6,119,658	10,835,483	12,491,362
Operating Income	1,995,068	1,752,186	3,230,329	3,001,256
Other Expense:
(Losses) gains on marketable securities	(12,512)	(53,572)	(15,088)	1,376
Other income	25	105	50	732
Interest expense	(341,390)	(365,371)	(621,609)	(730,670)
Total other expense	(353,877)	(418,838)	(636,647)	(728,562)
Income before income tax expense	1,641,191	1,333,348	2,593,682	2,272,694
Income tax expense	(470,562)	(380,010)	(729,463)	(632,390)
Net Income	$1,170,629	$953,338	$1,864,219	$1,640,304
Net income per common share - basic	$0.15	$0.13	$0.24	$0.22
Weighted average common shares outstanding - basic	7,956,301	7,545,613	7,765,724	7,543,376
Net income per common share - diluted	$0.14	$0.12	$0.23	$0.20
Weighted average common shares outstanding - diluted	8,279,277	8,112,289	8,066,016	8,120,454

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,864,219	$1,640,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	391,218	190,872
Loss on disposal of property and equipment	—	1,032
Change in fair value of contingent consideration	(279,205)	(23,989)
Losses (gains) on marketable securities	15,088	(1,376)
Compensatory element of stock options	152,572	288,752
Provision for doubtful accounts	105,279	401,679
Amortization of debt issuance costs	35,072	46,818
Amortization of operating lease right-of-use asset	136,116	131,351
Changes in assets and liabilities:
Accounts receivable	1,002,125	(278,805)
Prepaid expenses	261,691	(184,615)
Inventory	108,414	293,762
Other current assets	(61,299)	18,519
Deposits and other assets, net	(113,564)	(35,340)
Accounts payable	278,800	(417,259)
Accrued expenses	(1,407,076)	(146,354)
Operating lease liability	(133,259)	(131,185)
Deferred revenue	1,842,959	1,643,589
Net cash provided by operating activities	4,199,150	3,437,755
Cash flows from investing activities:
Purchases of property and equipment	(22,272)	(50,228)
Payment of Duke License Agreement	(5,106,224)	—
Net cash used in investing activities	(5,128,496)	(50,228)
Cash flows from financing activities:
Repayments of note payable	(2,550,000)	(1,549,999)
Proceeds from the exercise of stock options	1,066,290	41,000
Net cash used in financing activities	(1,483,710)	(1,508,999)
Change in cash and cash equivalents	(2,413,056)	1,878,528
Cash and cash equivalents - beginning of period	10,361,125	6,541,037
Cash and cash equivalents - end of period	$7,948,069	$8,419,565
Supplemental non-cash operating activities:
Operating lease liability and right-of-use asset due to adoption of ASC 842	$—	$562,775
Lease liability arising from right-of-use asset	$904,691	$—
Patent option agreement credit to purchase of patents and licenses	$500,000	$—
Liabilities incurred for the purchase of patents and licenses	$11,258,083	$—
Supplemental financing activities:
Stock issued for the purchase of patents and licenses	$3,585,172	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended May 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at February 28, 2021	13,658,938	$136,589	$36,857,787	$(20,563,357)	$(18,126,124)	$(1,695,105)
Common stock issued	874,102	8,741	4,451,099			4,459,840
Compensatory element of stock options			67,754			67,754
Net income					1,170,629	1,170,629
Balance at May 31, 2021	14,533,040	$145,330	$41,376,640	$(20,563,357)	$(16,955,495)	$4,003,118

	For the Six Months Ended May 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Common stock issued	899,402	8,994	4,642,468			4,651,462
Compensatory element of stock options			152,572			152,572
Net income					1,864,219	1,864,219
Balance at May 31, 2021	14,533,040	$145,330	$41,376,640	$(20,563,357)	$(16,955,495)	$4,003,118

	For the Three Months Ended May 31, 2020
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at February 29, 2020	13,633,638	$136,336	$36,183,738	$(20,563,357)	$(21,757,344)	$(6,000,627)
Compensatory element of stock options			64,494			64,494
Net income					953,338	953,338
Balance at May 31, 2020	13,633,638	$136,336	$36,248,232	$(20,563,357)	$(20,804,006)	$(4,982,795)

	For the Six Months Ended May 31, 2020
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$(22,444,310)	$(6,952,851)
Common stock issued	34,729	347	40,653			41,000
Compensatory element of stock options			288,752			288,752
Net income					1,640,304	1,640,304
Balance at May 31, 2020	13,633,638	$136,336	$36,248,232	$(20,563,357)	$(20,804,006)	$(4,982,795)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2021 and November 30, 2020, the related Consolidated Statements of Income for the three and six months ended May 31, 2021 and May 31, 2020, Cash Flows for the six months ended May 31, 2021 and 2020 and Stockholders’ Equity (Deficit) for the three and six months ended May 31, 2021 and 2020 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2020 Annual Report on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.  The results of operations for the three and six months ended May 31, 2021 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2021.

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

Performance Obligations

At contract inception, the Company assesses the goods and services promised in the contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the following distinct goods and services represent separate performance obligations involving the sale of its umbilical cord blood product:

•	Collection and processing services
•	Storage services
•	Public cord blood banking
•	License and royalties
•	Sale of PrepaCyte CB product
a)	Collection, Processing and Storage Fees

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

As of May 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $38,227,319, which will be recognized ratably on a straight-line basis over the contractual period of which $9,101,008, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission.  The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2021, the Company recorded $8,198 and $21,705, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  During the three and six months ended May 31, 2020, the Company recorded $11,609 and $23,144, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  For the three and six months ended May 31, 2021, the Company capitalized additional contract acquisition costs of $27,672 and $45,934, respectively, net of amortization.  For the three and six months ended May 31, 2020, the Company capitalized additional contract acquisition costs of $22,481 and $45,801, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2021	November 30, 2020
Contract assets (sales commissions)	$499,628	$466,141
Accounts receivables	$5,215,556	$6,322,960
Short-term contract liabilities (deferred revenue)	$9,101,008	$9,183,450
Long-term contract liabilities (deferred revenue)	$29,126,311	$27,200,910

The Company, in general, requires the customer to pay for processing and storage services at the time of processing.  Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories.  The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2021 and May 31, 2020.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at May 31, 2021
Contract assets (sales commissions)	$466,141	$45,934	$(12,447)	$499,628
Accounts receivables	$6,322,960	$18,178,409	$(19,285,813)	$5,215,556
Contract liabilities (deferred revenue)	$36,384,360	$8,430,850	$(6,587,891)	$38,227,319

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at May 31, 2020
Contract assets (sales commissions)	$398,535	$45,801	$(10,461)	$433,875
Accounts receivables	$6,097,331	$17,585,653	$(17,708,527)	$5,974,457
Contract liabilities (deferred revenue)	$32,508,511	$8,703,442	$(7,059,853)	$34,152,100

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2021, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory.  Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 was recognized during the fourth quarter of fiscal 2020 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  For the three and six months ended May 31, 2021 and May 31, 2020, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows.  If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2021 and 2020.

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

Stock Compensation

As of May 31, 2021, the Company has two stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements.  The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting.  The Company recognized approximately $153,000 and $289,000 for the six months ended May 31, 2021 and May 31, 2020 respectively, of stock compensation expense.  The Company recognized approximately $68,000 and $64,000 for the three months ended May 31, 2021 and May 31, 2020, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2021 and November 30, 2020, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements
	May 31,	at May 31, 2021 Using
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$73,388	$73,388	—	—
Total	$73,388	$73,388	—	—

Liabilities:
Contingent consideration	$1,230,647	$—	—	$1,230,647
Total	$1,230,647	$—	—	$1,230,647

Contingent Consideration:
Beginning Balance as of November 30, 2020	$1,509,852
Subtractions – Cord:Use earnout	—
Fair value adjustment as of May 31, 2021	(279,205)
Ending balance as of May 31, 2021	$1,230,647

	Fair Value at	Fair Value Measurements
	November 30,	at November 30, 2020 Using
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$88,476	$88,476	—	—
Total	$88,476	$88,476	—	—

Liabilities
Contingent consideration	$1,509,852	$—	—	$1,509,852
Total	$1,509,852	$—	—	$1,509,852

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was ($54,000) and $1,000 in unrealized holding (loss) gains, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2020, respectively.  There was approximately ($13,000) and ($15,000) in holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2021, respectively.

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The analysis includes estimated annual sales of 17 units declining 3% annually and utilizes a risk adjusted discount rate of 5.25%, which are unobservable inputs. The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months and six months ended May 31, 2021 and May 31, 2020:

	For the three months ended May 31, 2021	For the three months ended May 31, 2020
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,158,886	$7,600,902
PrepaCyte®-CB	—	57,300
Public cord blood banking	46,309	213,642
Total net revenue	$7,205,195	$7,871,844

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,869,769	$1,966,441
PrepaCyte®-CB	41,203	32,014
Public cord blood banking	311,699	482,088
Total cost of sales	$2,222,671	$2,480,543

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$260,226	$36,408
PrepaCyte®-CB	6,894	6,895
Public cord blood banking	302	—
Total depreciation and amortization	$267,422	$43,303

Operating income
Umbilical cord blood and cord tissue stem cell service	$2,308,856	$2,002,877
PrepaCyte®-CB	(48,097)	17,984
Public cord blood banking	(265,691)	(268,675)
Total operating income	$1,995,068	$1,752,186

Interest expense
Umbilical cord blood and cord tissue stem cell service	$341,390	$365,371
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$341,390	$365,371

	For the six months ended May 31, 2021	For the six months ended May 31, 2020
Net revenue
Umbilical cord blood and cord tissue stem cell service	$13,897,517	$15,007,190
PrepaCyte®-CB	38,000	117,707
Public cord blood banking	130,295	367,721
Total net revenue	$14,065,812	$15,492,618

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$3,509,784	$4,021,515
PrepaCyte®-CB	76,084	73,131
Public cord blood banking	649,000	889,041
Total cost of sales	$4,234,868	$4,983,687

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$274,594	$73,735
PrepaCyte®-CB	13,789	13,789
Public cord blood banking	302	—
Total depreciation and amortization	$288,685	$87,524

Operating income
Umbilical cord blood and cord tissue stem cell service	$3,801,209	$3,492,424
PrepaCyte®-CB	(51,873)	30,379
Public cord blood banking	(519,007)	(521,547)
Total operating income	$3,230,329	$3,001,256

Interest expense
Umbilical cord blood and cord tissue stem cell service	$621,609	$730,670
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$621,609	$730,670

The following table shows the assets by segment as of May 31, 2021 and November 30, 2020:

	As of May 31, 2021	As of November 30, 2020
Assets
Umbilical cord blood and cord tissue stem cell service	$46,465,499	$34,215,780
PrepaCyte®-CB	283,830	302,683
Public cord blood banking	11,569,083	11,681,631
Total assets	$58,318,412	$46,200,094

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials.  Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service.  Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale.  The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 was recognized during the fourth quarter of fiscal 2020 to reduce inventory from cost to net realizable value.  The components of inventory at May 31, 2021 and November 30, 2020 are as follows:

	May 31, 2021	November 30, 2020
Raw materials	$—	$—
Work-in-process	195,030	273,430
Work-in-process – Public Bank	—	—
Finished goods	92,008	63,327
Finished goods – Public Bank	11,562,350	11,629,307
Collection kits	41,268	33,006
Inventory reserve	(7,718)	(7,718)
Total inventory	$11,882,938	$11,991,352

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

Intangible assets were as follows as of May 31, 2021 and November 30, 2020:

	Useful lives	May 31, 2021	November 30, 2020
Patents and Domain Names	10-20 years	234,570	234,570
Less: Accumulated amortization		(52,961)	(47,150)
Patents - Acquired with Duke License Agreement	16 years	456,224	—
Less: Accumulated amortization		(7,129)	—
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(190,068)	(178,443)
Customer relationships-PrepaCyte CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(7,520)	(7,122)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships-Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(96,000)	(80,000)

Net Intangible Assets		$1,596,849	$1,181,588

Amortization expense of intangibles was approximately $24,000 and $17,000 for the three months ended May 31, 2021 and May 31, 2020, respectively.  Amortization expense of intangibles was approximately $41,000 and $34,000 for the six months ended May 31, 2021 and May 31, 2020, respectively.

Note 5 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities.  The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock.  Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00.  On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 extended to June 2023 with Second Amendment.  On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB.  Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB.  The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.  On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB.  Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase.  In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000.  As of the three and six months ended May 31, 2021, the Company paid interest of $32,894 and $73,432, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.  As of the three and six months ended May 31, 2020, the Company paid interest of $81,604 and $191,384, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan.  As of the three and six months ended May 31, 2021, $15,390 and $35,072, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.   As of the three and six months ended May 31, 2020, $22,337 and $46,818, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of May 31, 2021, and November 30, 2020, the note payable obligation was as follows:

	May 31, 2021	November 30, 2020
Note payable	$3,458,433	$6,008,433
Unamortized debt issuance costs	(32,147)	(67,219)
Net note payable	$3,426,286	$5,941,214

Current portion of note payable	$3,100,000	$3,100,000
Long-term note payable, net of debt issuance costs	326,286	2,841,214
Total	$3,426,286	$5,941,214

Interest expense on the note payable for the three and six months ended May 31, 2021 and May 31, 2020 was as follows:

	For the three months ended May 31, 2021	For the six months ended May 31, 2021
Interest expense on notes payable	$32,894	$73,432
Debt issuance costs	15,390	35,072
Total interest expense	$48,284	$108,504

	For the three months ended May 31, 2020	For the six months ended May 31, 2020
Interest expense on notes payable	$81,604	$191,384
Debt issuance costs	22,337	46,818
Total interest expense	$103,941	$238,202

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Numerator:
Net Income	$1,170,629	$953,338	$1,864,219	$1,640,304
Denominator:
Weighted-average shares outstanding-basic	7,956,301	7,545,613	7,765,724	7,543,376
Dilutive common shares issuable upon exercise of stock options	322,976	566,676	300,292	577,078
Weighted-average shares-diluted	8,279,277	8,112,289	8,066,016	8,120,454
Net income per common share:
Basic	$0.15	$0.13	$0.24	$0.22
Diluted	$0.14	$0.12	$0.23	$0.20

For the three months ended May 31, 2021, the Company excluded the effect of 20,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.  For the six months ended May 31, 2021, the Company excluded the effect of 27,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units).  As of May 31, 2021, and November 30, 2020, there were 240,632 and 305,000 options issued, but not yet exercised, under the 2006 Plan, respectively.  As of May 31, 2021, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012.  The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).  In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares.  In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019.  As of May 31, 2021, there were 463,143 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of November 30, 2020, there were 868,443 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of May 31, 2021, there were 542,310 shares available for future issuance under the 2012 Plan.

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

There were 20,000 and 20,000 options granted during the three and six months ended May 31, 2021, respectively.

There were 0 and 44,969 options granted during the three and six months ended May 31, 2020, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2021 and May 31, 2020, respectively, are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Weighted average values:
Expected dividends	0%	-	0%	0%
Expected volatility	49.85%	-	49.85%	64.25%
Risk free interest rate	1.35%	-	1.35%	1.90%
Expected life	6 years	-	6 years	9 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2021, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2020	1,174,943	$3.72	3.42	$4,502,324

Granted	20,000	9.50		—
Exercised	(489,668)	2.18		3,058,530
Expired/forfeited	—	—		—

Outstanding at May 31, 2021	705,275	$4.96	4.49	$2,624,683
Exercisable at May 31, 2021	622,865	$4.52	4.12	$2,572,674

The weighted average grant date fair value of options granted during the six months ended May 31, 2021 and May 31, 2020 was $4.56 and $5.03, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2021 or November 30, 2020, as applicable.  The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and six months ended May 31, 2021, the Company issued 464,368 and 489,668 common shares to option holders who exercised options for $875,000 and $1,066,000, respectively.

During the three and six months ended May 31, 2020, the Company issued 0 and 20,000 common shares to option holders who exercised options for $0 and $41,000, respectively.

Significant option groups outstanding and exercisable at May 31, 2021 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price	Outstanding	Exercise Price
$1.01 to $ 2.00	22,500	2.14	$1.95	22,500	$1.95
$2.01 to $ 3.00	180,632	0.73	2.73	180,632	2.73
$3.01 to $4.00	204,729	4.74	3.14	204,729	3.14
$6.01 to $7.00	3,833	5.10	6.52	3,388	6.51
$7.01 to $8.00	266,581	6.81	7.64	210,566	7.62
$9.01 to $10.00	27,000	6.70	9.40	1,050	9.10
	705,275	4.49	$4.96	622,865	$4.52

A summary of the status of the Company’s non-vested options as of May 31, 2021, and changes during the six months ended May 31, 2021, is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at November 30, 2020	93,380	$4.65

Granted	20,000	4.56
Vested	(30,970)	4.96
Forfeited	—	—
Non-vested at May 31, 2021	82,410	$4.51

As of May 31, 2021, there was approximately $255,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan.  The cost is expected to be recognized over a weighted-average period of 2.59 years as of May 31, 2021.  The total fair value of shares vested during the six months ended May 31, 2021 was approximately $154,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the three and six months ended May 31, 2021 was approximately $17,000 and $56,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of May 31, 2021, there was approximately $57,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2021.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation approach.  There were no market-based vesting condition options for the six months ended May 31, 2021 or May 31, 2020, respectively.  For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of these options vested through the six months ended May 31, 2021 and May 31, 2020 was approximately $0 and $86,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income.  As of May 31, 2021, there was $0 of total unrecognized compensation cost as the options were fully vested.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation.  There were no market-based vesting condition options for the six months ended May 31, 2021 and May 31, 2020, respectively.  For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair of these options that vested through the six months ended May 31, 2021 and May 31, 2020 was approximately $200 and $7,600 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income.  As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021.  The fair value of the options vested through the six months ended May 31, 2021 and May 31, 2020 was $1,700 and $2,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income.  As of May 31, 2021, there was approximately $1,700 of total unrecognized compensation cost related to the non-vested options of common stock.

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   The cap(s) are calculated based on LifeCell’s fiscal year end, March 31st.  As of November 30, 2020, the Company had reached the $10,000,000 cap and recorded all royalties that were due.  Since inception of the License and Royalty Agreement, the Company has recorded $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company $9,700,000 as of May 31, 2021.  The balance of $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology agreements and processing and storage royalties earned under the technology agreements for the three and six months ended May 31, 2021 and May 31, 2020.  The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of income.

Processing and Storage Royalties
	Three Months Ended May 31, 2021	Six Months Ended May 31, 2021
License and royalty income	$—	$—

Total	$—	$—

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
License and royalty income	$201,828	$201,828

Total	$201,828	$201,828

Note 9 – Commitments and Contingencies

On May 20, 2021, the Company entered into an Agreement for Purchase of Sale of Improved Real Property (“Property Agreement”) to purchase property in Durham, North Carolina.  The purchase price is $1,550,000, of which the Company transferred a $50,000 deposit to the seller on May 24, 2021.  The balance due of $1,500,000 is due at closing which is to be within 75 days of the signing of the Property Agreement.

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

As of May 31, 2021, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions under the Company’s share repurchase plan.  The Company did not purchase any of the Company’s common stock during the six months ended May 31, 2021 and May 31, 2020.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2021 and November 30, 2020.  As of May 31, 2021, and November 30, 2020, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

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

In April 2021, the Company entered into a new lease for 24 months that resulted in an increase of $86,549 to operating lease right-of-use asset and of $86,549 to operating lease liabilities.  Further, the Company adjusted the interest rate used to discount the lease payments to its current incremental borrowing rate and this resulted in an additional increase of $38,072 to operating lease right-of-use asset and of $38,072 to operating lease liabilities.

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2021:

	May 31, 2021	November 30, 2020
Assets
Operating lease right-of-use asset	$1,067,664	$299,089

Liabilities
Current portion of operating lease liabilities	$301,613	$275,570
Operating lease long term liabilities	769,021	23,632
Total lease liability	$1,070,634	$299,202

The maturity of the Company’s lease liabilities at May 31, 2021 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2021 (remaining 6 months)	$165,090
2022	339,182
2023	313,996
2024	295,086
2025	24,590
Less: Imputed interest	(67,310)
Present value of lease liabilities	$1,070,634

The remaining lease term and discount rates are as follows:

May 31, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.6
Discount rate (percentage)
Operating lease	3.5%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021

Operating cash outflows from operating leases	$75,564	$147,130

	Three Months Ended	Six Months Ended
	May 31, 2020	May 31, 2020

Operating cash outflows from operating leases	$64,886	$131,186

Note 12 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client and public banking sales resulting in a decrease in revenues for the three and six months ended May 31, 2021 compared to the three and six months ended May 31, 2020.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client and public banking sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

During the first quarter of fiscal 2021, the Company capitalized $58,270,522 as a Duke license agreement which represented management’s understanding at the time of the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement.  During the second quarter of fiscal 2021, management recognized that certain terms and provisions in the termination clause of the Agreement were not considered which resulted in a change in the accounting for the asset and related liability.  As a result, an adjustment of $42,898,140 was recorded resulting in $15,132,189, net of amortization, being capitalized as a Duke License Agreement as of May 31, 2021 and restating the corresponding liability.  The restatement of the asset and liability of the Duke license agreement recorded during the first quarter of fiscal 2021 only impacted the February 28, 2021 consolidated balance sheet and did not affect the Company’s net income, earnings per share or stockholders’ equity (deficit) for the first fiscal quarter 2021.  The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,170 of the Company’s common stock transferred to Duke and certain acquisition costs.  The Company is amortizing these costs over 16 years.  As of the three and six months ended May 31, 2021, the Company recorded $240,193 in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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

During the first quarter of fiscal 2021, the Company capitalized $58,270,522 as a Duke license agreement which represented management’s understanding at the time of the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement.  During the second quarter of fiscal 2021, management recognized that certain terms and provisions in the termination clause of the Agreement were not considered which resulted in a change in the accounting for the asset and related liability.  As a result, an adjustment of $42,898,140 was recorded resulting in $15,132,189, net of amortization, being capitalized as a Duke License Agreement as of May 31, 2021 and restating the corresponding liability (see Note 13).

During the six months ended May 31, 2021, total revenue decreased 9% as compared to the same period in 2020.  The Company reported net income of approximately $1,864,000 or $0.24 per basic common share for the six months ended

May 31, 2021 compared to net income of $1,640,000 or $0.22 per basic common share for the six months ended May 31, 2020.  Net income for the six months ended May 31, 2021 principally resulted from a 15% decrease in cost of sales, an 11% decrease in selling, general and administrative expenses, a 15% decrease in interest expense and an 18% decrease in the Contingent Consideration (described below) which were offset by a 9% decrease in revenue.

At May 31, 2021, the Company had cash and cash equivalents of $7,948,069.  The Company’s cash decreased approximately $2,400,000 during the first six months of fiscal 2021.  Cash provided by operations was approximately $4,199,000 and the Company received approximately $1,100,000 from the exercise of stock options, which were offset by $22,000 used for the purchase of property and equipment, $5,106,224 paid to Duke as part of the Patent Option Agreement (see Note 13) and approximately $2,550,000 used to repay the note payable.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client and public banking sales resulting in a decrease in revenues for the three and six months ended May 31, 2021 compared to the three months ended May 31, 2020.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client and public banking sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

Results of Operations – Six-Month Period Ended May 31, 2021 Compared to the Six-Month Period Ended May 31, 2020

Revenue.  Revenue for the six months ended May 31, 2021 was $14,065,812 as compared to $15,492,618 for the same period in 2020.  The decrease in revenue was primarily attributable to a 6% decrease in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue offset by a 12% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2021 versus the same period in 2020.

Product Revenue. For the six months ended May 31, 2021, revenue from the product sales was $38,000 compared to $117,707 for the six months ended May 31, 2020.

Public Cord Blood Banking Revenue.  For the six months ended May 31, 2021, revenue from the public cord blood banking sales was $130,295 compared to $367,721 for the six months ended May 31, 2020.

Licensee Income. Licensee income for the six months ended May 31, 2021 was $0 as compared to $201,828 for the 2020 period.  Licensee and royalty income for the six months ended May 31, 2021 and May 31, 2020 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately

$10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $9,700,000 as of May 31, 2021.  The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.  As of May 31, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

Cost of Sales.  Cost of sales for the six months ended May 31, 2021 was $4,234,868 as compared to $4,983,687 for the same period in 2020, representing a 15% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $103,000 and $103,000 for the six months ended May 31, 2021 and 2020, respectively.   Cost of Sales also includes $76,084 and $73,131 for the six months ended May 31, 2021 and May 31, 2020, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $649,000 and $889,041 for the six months ended May 31, 2021 and May 31, 2020, respectively, related to the public banks. The decrease in cost of sales for the six months ended May 31, 2021 versus May 31, 2020 is due to the decrease in the number of new domestic cord blood specimens processed during the six months ended May 31, 2021 versus May 31, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended May 31, 2021 were $6,581,708 as compared to $7,428,597 for the 2020 period representing an 11% decrease.  These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.  The decrease in selling, general and administrative expenses is primarily attributable to a 15% decrease in selling expenses.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the six months ended May 31, 2021 were $9,427 as compared to $15,543 for the 2020 period.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2021 was $288,685 compared to $87,524 for the 2020 period.

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the six months ended May 31, 2021 was a decrease of $279,205 compared to a decrease of $23,989 for the 2020 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of May 31, 2021.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the six months ended May 31, 2021, was $621,609 compared to $730,670 during the comparable period in 2020, of which, $108,504 and $238,202, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5.   Interest expense is also comprised of $455,785 and $492,468 as of the six months ended May 31, 2021 and 2020, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.  The remaining interest expense for the six months ended May 31, 2021 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Income Taxes.  U.S. income tax expense for the six months ended May 31, 2021 was $729,463 compared to $610,562 for the six months ended May 31, 2020.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.  The Company recorded $0 and $21,828 for the six months ended May 31, 2021 and 2020, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of income.

Results of Operations - Three Month Period Ended May 31, 2021 Compared to the Three-Month Period Ended May 31, 2020

Revenue.  Revenue for the three months ended May 31, 2021 was $7,205,195 as compared to $7,871,844 for the same period in 2020, a decrease of 8%.

Processing and Storage Fees. For the three months ended May 31, 2021, processing and storage fees revenue was $7,158,886 compared to $7,399,074 for the three months ended May 31, 2020, a 3% decrease.  Processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue offset by a 3% decrease in the number of new domestic cord blood specimens processed in the second quarter of fiscal 2021 versus the same period in 2020.

Product Revenue. For the three months ended May 31, 2021, revenue from the product sales was $0 compared to $57,300 for the three months ended May 31, 2020.

Public Cord Blood Banking Revenue.  For the three months ended May 31, 2021, revenue from the public cord blood banking sales was $46,309 compared to $213,642 for the three months ended May 31, 2020.

Licensee Income. Licensee income for the three months ended May 31, 2021, was $0 as compared to $201,828 for the 2020 quarter.  Licensee income for the three months ended May 31, 2021 and May 31, 2020 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $9,700,000 as of May 31, 2021.  The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.  As of May 31, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with Lifecell.

Cost of Sales.  Cost of sales for the three months ended May 31, 2021 was $2,222,671 as compared to $2,480,543 for the same period in 2020, representing a 10% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $52,000 and $51,000 for the three months ended May 31, 2021 and 2020, respectively. Also, included in cost of sales is $41,203 and $32,014 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended May 31, 2021 and May 31, 2020, respectively.   Public cord blood banking costs included in cost of sales for the three months ended May 31, 2021 and 2020, are $311,699 and $482,088, respectively.  The decrease in cost of sales for the three months ended May 31, 2021 versus May 31, 2020 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended May 31, 2021 versus May 31, 2020 which is offset by the increase in costs due to the public cord blood bank.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended May 31, 2021 were $3,148,396 as compared to $3,558,568 for the 2020 period, representing a 12% decrease.  Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees.  The decrease in selling, general and administrative expenses is primarily attributable to a 19% decrease in selling expenses.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the three months ended May 31, 2021 were $3,237 as compared to $9,821 for the 2020 period.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2021 was $267,422 compared to $43,303 for the 2020 period.

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the three months ended May 31, 2021 was a decrease of $431,599 compared to an increase of $27,423 for the 2020 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of May 31, 2021.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense.  Interest expense during the three months ended May 31, 2021, was $341,390 compared to $365,371 during the comparable quarter in 2020.  Interest expense for the three months ended May 31, 2021 and May 31, 2020 consists of $48,284 and $103,941, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5.  Interest expense is also comprised of $235,785 and $261,430 as of the three months ended May 31, 2021 and 2020, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.  The remaining interest expense for the three months ended May 31, 2021 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Income Taxes.  U.S. income tax expense for the three months ended May 31, 2021 and May 31, 2020 was $470,562 and $358,182, respectively.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.  The Company recorded $0 and $21,828 for the three months ended May 31, 2021 and 2020, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of income.

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

At May 31, 2021, the Company had cash and cash equivalents of $7,948,069 as compared to $10,361,125 at November 30, 2020.  The increase in cash and cash equivalents during the six months ended May 31, 2021 was primarily attributable to the following:

Net cash provided by operating activities for the six months ended May 31, 2021 was $4,199,150, which was attributable to the Company’s operating activities.

Net cash provided by operating activities for the six months ended May 31, 2020 was $3,437,755, which was primarily attributable to the Company’s operating results.

Net cash used in investing activities for the six months ended May 31, 2021 was $5,128,496 which was primarily attributable $22,272 used to the purchase property, equipment and software and $5,106,224 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).

Net cash used in investing activities for the six months ended May 31, 2020 was $50,228 which was primarily attributable to the purchases of property and equipment.

Net cash used in financing activities for the six months ended May 31, 2021 was $1,483,710 which was primarily attributable to the payments of $2,550,000 to repay the note payable described above offset by the receipt of $1,066,290 from the exercise of stock options.

Net cash used in financing activities for the six months ended May 31, 2020 was $1,508,999, which was primarily attributable to the payments of $1,550,000 to repay the note payable described above offset by the receipt of $41,000 from the exercise of stock options.

The Company does not have a line of credit.

The Company anticipates making discretionary capital expenditures of approximately $10,000,000 over the next twelve months for software enhancements, purchases of property and equipment and obligations under the Patent and Technology License Agreement with Duke University. The Company anticipates funding future property and equipment purchases with cash-on-hand and cash flows from future operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures were not fully effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are ineffective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter fiscal 2021, the Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s interpretation of a non-routine transaction.  The Company’s controls over non-routine transactions were not conducive to identify certain items with sufficient precision.  Management has undertaken steps to design and implement more effective internal controls, including a more comprehensive review process of non-routine transactions.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended May 31, 2021.

There were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2021	—	—	—	1,906,465
April 1 – 30, 2021	—	—	—	1,906,465
May 1 – 31, 2021	—	—	—	1,906,465

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)Exhibits

31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date:   July 15, 2021