Form 10-Q
period 2021-08-31
CRYO CELL INTERNATIONAL INC
filed 2021-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number 001-40767

CRYO-CELL INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	22-3023093
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 Brooker Creek Blvd. Oldsmar, FL 34677
(Address of Principal Executive Offices) (Zip Code)

Issuer's phone number, including area code: (813) 749-2100

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CCEL	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of October 12, 2021, 14,617,672 shares of $0.01 par value common stock were issued and 8,529,647 were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$7,700,806	$10,361,125
Marketable securities	74,124	88,476
Accounts receivable (net of allowance for doubtful accounts of $2,896,051 and $2,781,668, respectively)	5,449,313	6,322,960
Prepaid expenses	513,009	611,627
Inventory, current portion	833,963	927,318
Other current assets	349,695	244,696
Total current assets	14,920,910	18,556,202
Property and Equipment-net	3,028,268	1,640,774
Other Assets
Investment - Tianhe stock	308,000	308,000
Patent option agreement	—	350,000
Duke license agreement	14,891,995	—
Intangible assets, net	1,572,804	1,181,588
Inventory, net of current portion	10,855,900	11,064,034
Goodwill	1,941,411	1,941,411
Deferred tax assets	10,363,967	10,363,967
Operating lease right-of-use asset	992,346	299,089
Deposits and other assets, net	548,429	495,029
Total other assets	41,474,852	26,003,118
Total assets	$59,424,030	$46,200,094
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$999,118	$957,390
Accrued expenses	1,646,916	2,898,211
Current portion of note payable	2,663,676	3,100,000
Current portion of operating lease liability	306,817	275,570
Current portion of Duke license agreement liability	4,915,542	—
Deferred revenue	9,326,124	9,183,450
Total current liabilities	19,858,193	16,414,621
Other Liabilities
Deferred revenue, net of current portion	30,395,653	27,200,910
Contingent consideration	905,743	1,509,852
Note payable, net of current portion and debt issuance costs	—	2,841,214
Operating lease long-term liability	690,347	23,632
Duke license agreement liability	1,900,352	—
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	34,767,095	32,450,608
Total liabilities	54,625,288	48,865,229
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity (Deficit)
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,617,672 issued and 8,529,647 outstanding as of August 31, 2021 and 13,633,638 issued and 7,545,613 outstanding as of November 30, 2020)	146,177	136,336
Additional paid-in capital	41,314,923	36,581,600
Treasury stock, at cost	(20,563,357)	(20,563,357)
Accumulated deficit	(16,099,001)	(18,819,714)
Total stockholders' equity (deficit)	4,798,742	(2,665,135)
Total liabilities and stockholders' equity (deficit)	$59,424,030	$46,200,094

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020
Revenue:
Processing and storage fees	$7,326,516	$7,486,858	$21,224,033	$22,292,220
Public banking revenue	158,936	116,826	289,231	484,547
Licensee and royalty income	—	427,874	—	629,702
Product revenue	18,200	82,800	56,200	200,507
Total revenue	7,503,652	8,114,358	21,569,464	23,606,976
Costs and Expenses:
Cost of sales	2,458,938	2,360,324	6,693,806	7,344,011
Selling, general and administrative expenses	3,493,794	3,375,807	10,075,502	10,804,404
Change in fair value of contingent consideration	(324,904)	(145,752)	(604,109)	(169,741)
Research, development and related engineering	10,004	1,248	19,431	16,791
Depreciation and amortization	269,482	42,510	558,167	130,034
Total costs and expenses	5,907,314	5,634,137	16,742,797	18,125,499
Operating Income	1,596,338	2,480,221	4,826,667	5,481,477
Other Expense:
Gains (losses) on marketable securities	736	(134,626)	(14,352)	(133,250)
Other income	25	17	75	749
Interest expense	(335,870)	(338,675)	(957,479)	(1,069,345)
Loss on extinguishment of revenue sharing agreement	—	(1,070,900)	—	(1,070,900)

Total other expense	(335,109)	(1,544,184)	(971,756)	(2,272,746)
Income before income tax expense	1,261,229	936,037	3,854,911	3,208,731
Income tax expense	(404,735)	(151,570)	(1,134,198)	(783,960)
Net Income	$856,494	$784,467	$2,720,713	$2,424,771
Net income per common share - basic	$0.10	$0.10	$0.34	$0.32
Weighted average common shares outstanding - basic	8,452,374	7,545,613	7,996,278	7,544,124
Net income per common share - diluted	$0.10	$0.10	$0.33	$0.30
Weighted average common shares outstanding - diluted	8,692,331	8,179,465	8,217,454	8,137,463

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,720,713	$2,424,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	711,905	284,689
Loss on disposal of property and equipment	—	1,032
Change in fair value of contingent consideration	(604,109)	(169,741)
Losses on marketable securities	14,352	133,250
Compensatory element of stock options	233,869	450,746
Provision for doubtful accounts	271,460	501,312
Loss on extinguishment of revenue sharing agreements	—	1,070,900
Amortization of debt issuance costs	47,462	67,010
Amortization of operating lease right-of-use asset	211,434	197,079
Changes in assets and liabilities:
Accounts receivable	602,187	(907,531)
Prepaid expenses	98,618	(99,169)
Inventory	301,489	237,728
Other current assets	(104,999)	(26,635)
Deposits and other assets, net	(24,716)	(52,103)
Accounts payable	41,728	(469,160)
Accrued expenses	(1,393,462)	(757,318)
Operating lease liability	(206,729)	(196,939)
Deferred revenue	3,337,417	2,799,957
Net cash provided by operating activities	6,258,619	5,489,878
Cash flows from investing activities:
Purchases of property and equipment	(1,554,004)	(52,396)
Purchase of patent option agreement	—	(350,000)
Payment of Duke License Agreement	(5,106,224)	—
Liquidation of marketable securities	—	708,087
Net cash (used in) provided by investing activities	(6,660,228)	305,691
Cash flows from financing activities:
Extinguishment of revenue sharing agreements	—	(1,900,000)
Repayments of note payable	(3,325,000)	(2,324,998)
Proceeds from the exercise of stock options	1,066,290	41,000
Payment of Cord:Use earnout	—	(45,000)
Net cash used in financing activities	(2,258,710)	(4,228,998)
Change in cash and cash equivalents	(2,660,319)	1,566,571
Cash and cash equivalents - beginning of period	10,361,125	6,541,037
Cash and cash equivalents - end of period	$7,700,806	$8,107,608
Supplemental non-cash operating activities:
Operating lease liability and right-of-use asset due to adoption of ASC 842	$—	$562,775
Lease liability arising from right-of-use asset	$904,691	$—
Patent option agreement credit to purchase of patents and licenses	$500,000	$—
Liabilities incurred for the purchase of patents and licenses	$11,315,894	$—
Taxes payable upon net exercise of stock options	$142,167	$—
Supplemental financing activities:
Stock issued for the purchase of patents and licenses	$3,585,172	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended August 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at May 31, 2021	14,533,040	$145,330	$41,376,640	$(20,563,357)	$(16,955,495)	$4,003,118
Common stock issued	84,632	847	(143,014)			(142,167)
Compensatory element of stock options			81,297			81,297
Net income					856,494	856,494
Balance at August 31, 2021	14,617,672	$146,177	$41,314,923	$(20,563,357)	$(16,099,001)	$4,798,742

	For the Nine Months Ended August 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Common stock issued	984,034	9,841	4,499,454			4,509,295
Compensatory element of stock options			233,869			233,869
Net income					2,720,713	2,720,713
Balance at August 31, 2021	14,617,672	$146,177	$41,314,923	$(20,563,357)	$(16,099,001)	$4,798,742

	For the Three Months Ended August 31, 2020
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at May 31, 2020	13,633,638	$136,336	$36,248,232	$(20,563,357)	$(20,804,006)	$(4,982,795)
Compensatory element of stock options			161,994			161,994
Net income					784,467	784,467
Balance at August 31, 2020	13,633,638	$136,336	$36,410,226	$(20,563,357)	$(20,019,539)	$(4,036,334)

	For the Nine Months Ended August 31, 2020
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$(22,444,310)	$(6,952,851)
Common stock issued	34,729	347	40,653			41,000
Compensatory element of stock options			450,746			450,746
Net income					2,424,771	2,424,771
Balance at August 31, 2020	13,633,638	$136,336	$36,410,226	$(20,563,357)	$(20,019,539)	$(4,036,334)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2021 and November 30, 2020, the related Consolidated Statements of Income for the three and nine months ended August 31, 2021 and August 31, 2020, Cash Flows for the nine months ended August 31, 2021 and 2020 and Stockholders’ Equity (Deficit) for the three and nine months ended August 31, 2021 and 2020 have been prepared by Cryo-Cell International, Inc. and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2020 Annual Report on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made.  The results of operations for the three and nine months ended August 31, 2021 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2021.

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

As of August 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $39,721,777, which will be recognized ratably on a straight-line basis over the contractual period of which $9,326,124, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission.  The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2021, the Company recorded $12,678 and $34,383, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  During the three and nine months ended August 31, 2020, the Company recorded $14,261 and $37,405, respectively, in commission payments to customers under the RAF program as a reduction to revenue.  For the three and nine months ended August 31, 2021, the Company capitalized additional contract acquisition costs of $26,410 and $72,147, respectively, net of amortization.  For the three and nine months ended August 31, 2020, the Company capitalized additional contract acquisition costs of $22,351 and $68,152, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2021	November 30, 2020
Contract assets (sales commissions)	$519,541	$466,141
Accounts receivables	$5,449,313	$6,322,960
Short-term contract liabilities (deferred revenue)	$9,326,124	$9,183,450
Long-term contract liabilities (deferred revenue)	$30,395,653	$27,200,910

The Company, in general, requires the customer to pay for processing and storage services at the time of processing.  Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories.  The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2021 and August 31, 2020.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at August 31, 2021
Contract assets (sales commissions)	$466,141	$72,421	$(19,021)	$519,541
Accounts receivables	$6,322,960	$28,066,214	$(28,939,861)	$5,449,313
Contract liabilities (deferred revenue)	$36,384,360	$13,482,055	$(10,144,638)	$39,721,777

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at August 31, 2020
Contract assets (sales commissions)	$398,535	$68,152	$(16,049)	$450,638
Accounts receivables	$6,097,331	$28,361,238	$(27,955,019)	$6,503,550
Contract liabilities (deferred revenue)	$32,508,511	$13,045,728	$(10,245,771)	$35,308,468

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2021, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory.  Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 was recognized during the fourth quarter of fiscal 2020 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  For the three and nine months ended August 31, 2021 and August 31, 2020, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows.  If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2021 and 2020.

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

Stock Compensation

As of August 31, 2021, the Company has two stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements.  The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting.  The Company recognized approximately $234,000 and $451,000 for the nine months ended August 31, 2021 and August 31, 2020 respectively, of stock compensation expense.  The Company recognized approximately $81,000 and $162,000 for the three months ended August 31, 2021 and August 31, 2020, respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2021 and November 30, 2020, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements
	August 31,	at August 31, 2021 Using
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$74,124	$74,124	—	—
Total	$74,124	$74,124	—	—

Liabilities:
Contingent consideration	$905,743	$—	—	$905,743
Total	$905,743	$—	—	$905,743

Contingent Consideration:
Beginning Balance as of November 30, 2020	$1,509,852
Subtractions – Cord:Use earnout	—
Fair value adjustment as of August 31, 2021	(604,109)
Ending balance as of August 31, 2021	$905,743

	Fair Value at	Fair Value Measurements
	November 30,	at November 30, 2020 Using
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$88,476	$88,476	—	—
Total	$88,476	$88,476	—	—

Liabilities
Contingent consideration	$1,509,852	$—	—	$1,509,852
Total	$1,509,852	$—	—	$1,509,852

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was ($135,000) and ($133,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2020, respectively.  There was approximately $1,000 and ($14,000) in holding gain (loss), respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2021, respectively.

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The analysis includes estimated annual sales of 16 units declining 3% annually and utilizes a risk adjusted discount rate of 5.25%, which are unobservable inputs. The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months and nine months ended August 31, 2021 and August 31, 2020:

	For the three months ended August 31, 2021	For the three months ended August 31, 2020
Net revenue
Umbilical cord blood and cord tissue stem cell service	$7,326,516	$7,914,732
PrepaCyte®-CB	18,200	82,800
Public cord blood banking	158,936	116,826
Total net revenue	$7,503,652	$8,114,358

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$1,943,419	$1,911,141
PrepaCyte®-CB	53,498	55,021
Public cord blood banking	462,021	394,162
Total cost of sales	$2,458,938	$2,360,324

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$262,229	$35,616
PrepaCyte®-CB	6,894	6,894
Public cord blood banking	359	—
Total depreciation and amortization	$269,482	$42,510

Operating income
Umbilical cord blood and cord tissue stem cell service	$1,941,976	$2,736,798
PrepaCyte®-CB	(42,193)	21,291
Public cord blood banking	(303,445)	(277,868)
Total operating income	$1,596,338	$2,480,221

Interest expense
Umbilical cord blood and cord tissue stem cell service	$335,870	$338,675
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$335,870	$338,675

	For the nine months ended August 31, 2021	For the nine months ended August 31, 2020
Net revenue
Umbilical cord blood and cord tissue stem cell service	$21,224,033	$22,921,922
PrepaCyte®-CB	56,200	200,507
Public cord blood banking	289,231	484,547
Total net revenue	$21,569,464	$23,606,976

Cost of sales
Umbilical cord blood and cord tissue stem cell service	$5,453,203	$5,932,655
PrepaCyte®-CB	129,581	128,154
Public cord blood banking	1,111,022	1,283,202
Total cost of sales	$6,693,806	$7,344,011

Depreciation and amortization
Umbilical cord blood and cord tissue stem cell service	$536,823	$109,351
PrepaCyte®-CB	20,683	20,683
Public cord blood banking	661	—
Total depreciation and amortization	$558,167	$130,034

Operating income
Umbilical cord blood and cord tissue stem cell service	$5,743,184	$6,229,222
PrepaCyte®-CB	(94,065)	51,671
Public cord blood banking	(822,452)	(799,416)
Total operating income	$4,826,667	$5,481,477

Interest expense
Umbilical cord blood and cord tissue stem cell service	$957,479	$1,069,345
PrepaCyte®-CB	—	—
Public cord blood banking	—	—
Total interest expense	$957,479	$1,069,345

The following table shows the assets by segment as of August 31, 2021 and November 30, 2020:

	As of August 31, 2021	As of November 30, 2020
Assets
Umbilical cord blood and cord tissue stem cell service	$47,637,754	$34,215,780
PrepaCyte®-CB	243,312	302,683
Public cord blood banking	11,542,964	11,681,631
Total assets	$59,424,030	$46,200,094

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials.  Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service.  Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale.  The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process.  Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,284,238 was recognized during the fourth quarter of fiscal 2020 to reduce inventory from cost to net realizable value.  The components of inventory at August 31, 2021 and November 30, 2020 are as follows:

	August 31, 2021	November 30, 2020
Raw materials	$—	$—
Work-in-process	159,781	273,430
Work-in-process – Public Bank	—	—
Finished goods	77,185	63,327
Finished goods – Public Bank	11,425,667	11,629,307
Collection kits	34,948	33,006
Inventory reserve	(7,718)	(7,718)
Total inventory	$11,689,863	$11,991,352

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

Intangible assets were as follows as of August 31, 2021 and November 30, 2020:

	Useful lives	August 31, 2021	November 30, 2020
Patents and Domain Names	10-20 years	234,570	234,570
Less: Accumulated amortization		(55,868)	(47,150)
Patents - Acquired with Duke License Agreement	16 years	456,224	—
Less: Accumulated amortization		(14,257)	—
License agreement	10 years	470,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(195,879)	(178,443)
Customer relationships-PrepaCyte CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(7,719)	(7,122)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships-Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(104,000)	(80,000)

Net Intangible Assets		$1,572,804	$1,181,588

Amortization expense of intangibles was approximately $24,000 and $17,000 for the three months ended August 31, 2021 and August 31, 2020, respectively.  Amortization expense of intangibles was approximately $65,000 and $51,000 for the nine months ended August 31, 2021 and August 31, 2020, respectively.

Note 5 – Notes Payable

On August 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities.  The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock.  Subject to the terms of the Agreement, on August 20, 2016, TCB advanced the Company $100.00.  On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated August 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 extended to June 2022 with Second Amendment.  On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB.  Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB.  The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements.  On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB.  Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase.  In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000.  As of the three and nine months ended August 31, 2021, the Company paid interest of $25,862 and $99,294, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.  As of the three and nine months ended August 31, 2020, the Company paid interest of $63,560 and $254,945, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan.  As of the three and nine months ended August 31, 2021, $12,390 and $47,462, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.   As of the three and nine months ended August 31, 2020, $20,193 and $67,012, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of August 31, 2021, and November 30, 2020, the note payable obligation was as follows:

	August 31, 2021	November 30, 2020
Note payable	$2,683,433	$6,008,433
Unamortized debt issuance costs	(19,757)	(67,219)
Net note payable	$2,663,676	$5,941,214

Current portion of note payable	$2,663,676	$3,100,000
Long-term note payable, net of debt issuance costs	—	2,841,214
Total	$2,663,676	$5,941,214

Interest expense on the note payable for the three and nine months ended August 31, 2021 and August 31, 2020 was as follows:

	For the three months ended August 31, 2021	For the nine months ended August 31, 2021
Interest expense on notes payable	$25,862	$99,294
Debt issuance costs	12,390	47,462
Total interest expense	$38,252	$146,756

	For the three months ended August 31, 2020	For the nine months ended August 31, 2020
Interest expense on notes payable	$63,560	$254,945
Debt issuance costs	20,193	67,012
Total interest expense	$83,753	$321,957

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Numerator:
Net Income	$856,494	$784,467	$2,720,713	$2,424,771
Denominator:
Weighted-average shares outstanding-basic	8,452,374	7,545,613	7,996,278	7,544,124
Dilutive common shares issuable upon exercise of stock options	239,957	633,852	221,176	593,339
Weighted-average shares-diluted	8,692,331	8,179,465	8,217,454	8,137,463
Net income per common share:
Basic	$0.10	$0.10	$0.34	$0.32
Diluted	$0.10	$0.10	$0.33	$0.30

For the three months ended August 31, 2021, the Company excluded the effect of 20,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.  For the nine months ended August 31, 2021, the Company excluded the effect of 27,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e. performance options to purchase shares and performance units).  As of August 31, 2021, and November 30, 2020, there were 105,000 and 305,000 options issued, but not yet exercised, under the 2006 Plan, respectively.  As of August 31, 2021, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012.  The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).  In August 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares.  In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019.  As of August 31, 2021, there were 463,143 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of November 30, 2020, there were 868,443 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan.  As of August 31, 2021, there were 542,310 shares available for future issuance under the 2012 Plan.

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

There were 0 and 20,000 options granted during the three and nine months ended August 31, 2021, respectively.

There were 7,000 and 51,969 options granted during the three and nine months ended August 31, 2020, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2021 and August 31, 2020, respectively, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Weighted average values:
Expected dividends	-	0%	0%	0%
Expected volatility	-	51.8%	49.85%	62.60%
Risk free interest rate	-	0.42%	1.35%	1.70%
Expected life	-	6 years	6 years	9 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2021, was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at November 30, 2020	1,174,943	$3.72	3.42	$4,502,324

Granted	20,000	9.50		42,000
Exercised	(625,300)	2.33		4,089,333
Expired/forfeited	—	—		—

Outstanding at August 31, 2021	569,643	$5.45	5.24	$3,505,096
Exercisable at August 31, 2021	501,150	$5.05	5.02	$3,283,299

The weighted average grant date fair value of options granted during the nine months ended August 31, 2021 and August 31, 2020 was $4.56 and $4.94, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2021 or November 30, 2020, as applicable.  The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2021, the Company issued 84,632 and 574,300 common shares to option holders who exercised options for $0 and $1,066,000, respectively.

During the three and nine months ended August 31, 2020, the Company issued 0 and 20,000 common shares to option holders who exercised options for $0 and $41,000, respectively.

Significant option groups outstanding and exercisable at August 31, 2021 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price	Outstanding	Exercise Price
$1.01 to $ 2.00	22,500	1.88	$1.95	22,500	$1.95
$2.01 to $ 3.00	45,000	1.88	2.22	45,000	2.22
$3.01 to $4.00	204,729	4.48	3.14	204,729	3.14
$6.01 to $7.00	3,833	4.84	6.52	3,388	6.51
$7.01 to $8.00	266,581	6.55	7.64	224,133	7.62
$9.01 to $10.00	27,000	6.44	9.40	1,400	9.10
	569,643	5.24	$5.45	501,150	$5.05

A summary of the status of the Company’s non-vested options as of August 31, 2021, and changes during the nine months ended August 31, 2021, is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at November 30, 2020	93,380	$4.65

Granted	20,000	4.56
Vested	(44,887)	5.00
Forfeited	—	—
Non-vested at August 31, 2021	68,493	$4.39

As of August 31, 2021, there was approximately $175,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan.  The cost is expected to be recognized over a weighted-average period of 3.15 years as of August 31, 2021.  The total fair value of shares vested during the nine months ended August 31, 2021 was approximately $224,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the three and nine months ended August 31, 2021 was approximately $29,000 and $85,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of August 31, 2021, there was approximately $28,000 of total unrecognized compensation cost related to the non-vested options of common stock and these will continue to vest as notated above and per the 2018 Employment Agreements through November 30, 2021.

Performance and market-based vesting condition options

Per the 2018 Employment Agreements, based upon certain performance criteria, the Company shall grant David Portnoy and Mark Portnoy a percentage of up to 47,273 and 40,000, respectively, of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation approach.  There were no market-based vesting condition options for the nine months ended August 31, 2021 or August 31, 2020, respectively.  For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of August 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222 of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair value of these options vested through the nine months ended August 31, 2021 and August 31, 2020 was approximately $0 and $121,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income.  As of August 31, 2021, there was $0 of total unrecognized compensation cost as the options were fully vested.

Per the Amendment Agreement, based upon certain performance criteria, the Company shall grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock.  For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized.  Fair value of these options has been determined using a Monte Carlo valuation.  There were no market-based vesting condition options for the nine months ended August 31, 2021 and August 31, 2020, respectively.  For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model.  As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020.  The fair of these options that vested through the nine months ended August 31, 2021 and August 31, 2020 was approximately $200 and $10,000 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income.  As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.  These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021.  The fair value of the options vested through the nine months ended August 31, 2021 and August 31, 2020 was $2,500 and $2,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income.  As of August 31, 2021, there was approximately $800 of total unrecognized compensation cost related to the non-vested options of common stock.

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalties due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   The cap(s) are calculated based on LifeCell’s fiscal year end, March 31st.  As of November 30, 2020, the Company had reached the $10,000,000 cap and recorded all royalties that were due.  Since inception of the License and Royalty Agreement, the Company has recorded $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company $9,700,000 as of August 31, 2021.  The balance of $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

The following table details the initial license fees for the technology agreements and processing and storage royalties earned under the technology agreements for the three and nine months ended August 31, 2021 and August 31, 2020.  The initial license fees and processing and storage royalties are reflected in licensee and royalty income in the accompanying consolidated statements of income.

Processing and Storage Royalties
	Three Months Ended August 31, 2021	Nine Months Ended August 31, 2021
License and royalty income	$—	$—

Total	$—	$—

	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
License and royalty income	$427,874	$629,702

Total	$427,874	$629,702

Note 9 – Commitments and Contingencies

On December 3, 2015, a complaint styled Gary T. Brotherson, M.D., et al. v. Cryo-Cell International, Inc., Case No. 15-007461-CI, Circuit Court, Sixth Judicial Circuit, Pinellas County, Florida was served on the Company, naming it as defendant and alleging, among other things, that the Company breached certain agreements with plaintiffs and seeking damages in excess of $15,000, the jurisdictional amount of the court in which the action is pending.  On January 12, 2016, the Company served its answer, affirmative defenses, and counterclaim against the plaintiffs.

On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options and liabilities to each other arising out of our related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”).  Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice to foregoing complaint.  Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states (see Note 14)

In addition, from time to time the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.  The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.  It is possible, however, that there could be an unfavorable ultimate outcome for or resolution which could be material to the Company’s results of operations for a particular quarterly reporting period.  Litigation is inherently uncertain and there can be no assurance that the Company will prevail.  The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

Note 10 – Share Repurchase Plan

In December 2011, the Company’s Board of Directors authorized management at its discretion to repurchase up to one million (1,000,000) shares of the Company's outstanding common stock.  On June 6, 2012, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to three million (3,000,000).  On April 8, 2015, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to nine million (6,000,000) shares.  On October 6, 2016, the Board of Directors of the Company increased the number of shares of the Company’s outstanding common stock that management is authorized to repurchase to up to eight million (8,000,000) shares.  The repurchases must be effectuated through open market purchases, privately negotiated block trades, unsolicited negotiated transactions, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934.

As of August 31, 2021, the Company had repurchased an aggregate of 6,093,535 shares of the Company’s common stock at an average price of $3.37 per share through open market and privately negotiated transactions under the Company’s share repurchase plan.  The Company did not purchase any of the Company’s common stock during the nine months ended August 31, 2021 and August 31, 2020.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2021 and November 30, 2020.  As of August 31, 2021 and November 30, 2020, 6,093,535 and 6,093,535 shares, respectively, were held as treasury stock.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2021:

	August 31, 2021	November 30, 2020
Assets
Operating lease right-of-use asset	$992,346	$299,089

Liabilities
Current portion of operating lease liabilities	$306,817	$275,570
Operating lease long term liabilities	690,347	23,632
Total lease liability	$997,164	$299,202

The maturity of the Company’s lease liabilities at August 31, 2021 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2021 (remaining 3 months)	$82,545
2022	339,182
2023	313,996
2024	295,086
2025	24,590
Less: Imputed interest	(58,235)
Present value of lease liabilities	$997,164

The remaining lease term and discount rates are as follows:

August 31, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.3
Discount rate (percentage)
Operating lease	3.5%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2021

Operating cash outflows from operating leases	$82,545	$229,675

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020

Operating cash outflows from operating leases	$65,754	$196,940

Note 12 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client and public banking sales resulting in a decrease in revenues for the three and nine months ended August 31, 2021 compared to the three and nine months ended August 31, 2020.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client and public banking sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

Note 13 – Patent Option and Technology License Agreement

Effective June 9, 2020, the Company entered into a Patent Option Agreement (the “Option”) with Duke University (“Duke”). The Option grants Cryo-Cell the exclusive option to obtain an exclusive license to certain of Duke’s patent rights to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, as well as a limited license to make, have made or use certain products, processes, data and information for the purpose of evaluating the market potential for such products and processes in the designated field of use, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. This exclusive Option is for a period of nine months from the effective date of the Option. As consideration for the Option, the Company paid Duke a non-refundable, option fee of $350,000 during June 2020. The Option was subject to extension by the Company for an additional nine months by payment of $150,000 on or before the expiration of the initial nine-month option period. On December 1, 2020, the Company made the extension payment of $150,000.  Such option fee, plus the extension fee, was fully credited against the license fee under the future license agreement. In connection with the option, Cryo-Cell anticipates opening a clinic to help patients have greater access to cord blood treatments established by Duke University under the FDA granted Expanded Access Program.

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

Unless the Agreement is terminated or renegotiated as permitted per the Agreement, the Company is also required to pay Duke minimum annual royalties beginning on the second anniversary of the effective date.  The minimum annual royalties are as follows:

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

During the first quarter of fiscal 2021, the Company capitalized $15,132,189 as a Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,170 of the Company’s common stock transferred to Duke and certain acquisition costs.  The Company is amortizing these costs over 16 years. As of the three and nine months ended August 31, 2021, the Company recorded $240,193 and $480,387, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

Note 14 – Cancellation of Revenue Sharing Agreement

On August 31, 2020 (the “Effective Date”), the Company entered into a Termination Agreement (“Termination Agreement”) with the Erie Group (the “Erie Group”), pursuant to which all such parties terminated all of their respective rights, duties, obligations, options and liabilities to each other arising out of our related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”).  Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and agreed to dismiss with prejudice the previously disclosed complaint (See Note 9).  Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states.  The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the three and nine months ended August 31, 2020.

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

During the first quarter of fiscal 2021, the Company capitalized $15,132,189 as a Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement (see Note 13).  As of August 31, 2021, the balance was $14,891,995, net of amortization, and is reflected as Duke License Agreement on the accompanying consolidated balance sheets.

During the nine months ended August 31, 2021, total revenue decreased 9% as compared to the same period in 2020.  The Company reported net income of approximately $2,721,000 or $0.34 per basic common share for the nine months ended August 31, 2021 compared to net income of $2,425,000 or $0.32 per basic common share for the nine months ended August 31, 2020.  Net income for the nine months ended August 31, 2021 principally resulted from a 9% decrease in cost of sales, a 7% decrease in selling, general and administrative expenses, a 10% decrease in interest expense and a 40% decrease in the Contingent Consideration (described below) which were offset by a 9% decrease in revenue.

At August 31, 2021, the Company had cash and cash equivalents of $7,700,806.  The Company’s cash decreased approximately $2,700,000 during the first nine months of fiscal 2021.  Cash provided by operations was approximately $6,259,000 and the Company received approximately $1,100,000 from the exercise of stock options, which were offset by $1,554,004 used for the purchase of property and equipment, $5,106,224 paid to Duke as part of the Patent Option Agreement (see Note 13) and $3,325,000 used to repay the note payable.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak.  The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19.  The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts.  Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client and public banking sales resulting in a decrease in revenues for the three and nine months ended August 31, 2021 compared to the three months ended August 31, 2020.  While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client and public banking sales.  We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

Results of Operations – Nine-Month Period Ended August 31, 2021 Compared to the Nine-Month Period Ended August 31, 2020

Revenue.  Revenue for the nine months ended August 31, 2021 was $21,569,464 as compared to $23,606,976 for the same period in 2020.  The decrease in revenue was in part due to a 5% decrease in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 9% increase in recurring annual storage fee revenue offset by an 8% decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2021 versus the same period in 2020.

Product Revenue. For the nine months ended August 31, 2021, revenue from the product sales was $56,200 compared to $200,507 for the nine months ended August 31, 2020.  The decrease in revenue is due to what the Company believes is a temporary change in customer demand.

Public Cord Blood Banking Revenue.  For the nine months ended August 31, 2021, revenue from the public cord blood banking sales was $289,231 compared to $484,547 for the nine months ended August 31, 2020.  The decrease in revenue is due to the volatility of customer demand.

Licensee Income. Licensee income for the nine months ended August 31, 2021 was $0 as compared to $629,702 for the 2020 period.  Licensee and royalty income for the nine months ended August 31, 2021 and August 31, 2020 consists of royalty income earned on the processing and storage of specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $9,700,000 as of August 31, 2021.  The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.  As of August 31, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

Cost of Sales.  Cost of sales for the nine months ended August 31, 2021 was $6,693,806 as compared to $7,344,011 for the same period in 2020, representing a 9% decrease.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $154,000 and $155,000 for the nine months ended August 31, 2021 and 2020, respectively.   Cost of Sales also includes $129,581 and $128,153 for the nine months ended August 31, 2021 and August 31, 2020, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $1,111,022 and $1,283,203 for the nine months ended August 31, 2021 and August 31, 2020, respectively, related to the public banks. The decrease in cost of sales for the nine months ended August 31, 2021 versus August 31, 2020 is due to the decrease in the number of new domestic cord blood specimens processed during the nine months ended August 31, 2021 versus August 31, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended August 31, 2021 were $10,075,502 as compared to $10,804,404 for the 2020 period representing a 7% decrease.  These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.  The decrease in selling, general and administrative expenses is primarily attributable to a $586,000 or a 13% decrease in selling expenses, a $230,000 or a 46% decrease in bad debt expense and a $217,000 or a 48% decrease in stock compensation expense for the nine months ended August 31, 2021 versus the nine months ended August 31, 2020.  These expenses are offset by an increase for the nine months ended August 31, 2021 of $254,000 in expenses associated with the development of the Cryo-Cell Institute for Cellular Therapies’ and $131,000 in patent maintenance costs associated with the Duke License Agreement (see Note 13) versus the same period in 2020.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the nine months ended August 31, 2021 were $19,431 as compared to $16,791 for the 2020 period.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2021 was $558,167 compared to $130,034 for the 2020 period.  The increase in depreciation and amortization is the result of the Duke License Agreement as described above (see Note 13).

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the nine months ended August 31, 2021 was a decrease of $604,109 compared to a decrease of $169,741 for the 2020 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s  sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of August 31, 2021.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the nine months ended August 31, 2021, was $957,479 compared to $1,069,345 during the comparable period in 2020, of which, $146,756 and $321,957, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5.   Interest expense is also comprised of $695,591 and $747,388 as of the nine months ended August 31, 2021 and 2020, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.  The remaining interest expense for the nine months ended August 31, 2021 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Extinguishment of Revenue Sharing Agreement.  On August 31, 2020, the Company entered into a Termination Agreement with the Erie Group pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and to dismiss with prejudice the previously disclosed complaint (See Note 9). Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the nine months ended August 31, 2020.

Income Taxes.  U.S. income tax expense for the nine months ended August 31, 2021 was $1,134,198 compared to $715,858 for the nine months ended August 31, 2020.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.  The Company recorded $0 and $68,102 for the nine months ended August 31, 2021 and 2020, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of income.

Results of Operations - Three Month Period Ended August 31, 2021 Compared to the Three-Month Period Ended August 31, 2020

Revenue.  Revenue for the three months ended August 31, 2021 was $7,503,652 as compared to $8,114,358 for the same period in 2020, a decrease of 8%.

Processing and Storage Fees. For the three months ended August 31, 2021, processing and storage fees revenue was $7,326,516 compared to $7,486,858 for the three months ended August 31, 2020, a 2% decrease.  Processing and storage fee revenue is attributable to an 8% increase in recurring annual storage fee revenue offset by a less than 1% decrease in the number of new domestic cord blood specimens processed in the third quarter of fiscal 2021 versus the same period in 2020.   The average selling price in the third quarter of fiscal 2021 was 37% less than in the same period in 2020.

Product Revenue. For the three months ended August 31, 2021, revenue from the product sales was $18,200 compared to $82,800 for the three months ended August 31, 2020.  The decrease in revenue is due to what the Company believes is a temporary change in customer demand.

Public Cord Blood Banking Revenue.  For the three months ended August 31, 2021, revenue from the public cord blood banking sales was $158,936 compared to $116,826 for the three months ended August 31, 2020.  The decrease in revenue is due to the volatility of customer demand.

Licensee Income. Licensee income for the three months ended August 31, 2021, was $0 as compared to $427,874 for the 2020 quarter.  Licensee income for the three months ended August 31, 2021 and August 31, 2020 consisted of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with Lifecell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement.   Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, Lifecell has paid the Company approximately $9,700,000 as of August 31, 2021.  The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets.  As of August 31, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with Lifecell.

Cost of Sales.  Cost of sales for the three months ended August 31, 2021 was $2,458,938 as compared to $2,360,324 for the same period in 2020, representing a 4% increase.  Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $51,000 for the three months ended August 31, 2021 and 2020, respectively. Also, included in cost of sales is $53,498 and $55,021 related to the costs associated with production of the Prepacyte®-CB processing and storage system for the three months ended August 31, 2021 and August 31, 2020, respectively.   Public cord blood banking costs included in cost of sales for the three months ended August 31, 2021 and 2020, are $462,021 and $394,162, respectively.  The increase in cost of sales for the three months ended August 31, 2021 versus August 31, 2020 is due to the increase in the cost of lab supplies associated with the current economic trends and the increase in costs due to the public cord blood bank.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 31, 2021 were $3,493,794 as compared to $3,375,807 for the 2020 period, representing a 3% increase.  Selling, general and administrative expenses is primarily comprised of expenses for selling and marketing expenses, salaries and wages for personnel and professional fees.  The increase in selling, general and administrative expenses is primarily attributable to approximately $167,000 in expenses associated with the development of the Cryo-Cell Institute for Cellular Therapies’ and $104,000 in patent maintenance costs associated with the Duke License Agreement (see Note13).  Also attributable to the increase for the three months ended August 31, 2021 versus August 31, 2020 is approximately $67,000 or a 67% increase in bad debt, offset by an 8% or a $108,000 decrease in selling expenses.

Research, Development and Related Engineering Expenses.  Research, development and related engineering expenses for the three months ended August 31, 2021 were $10,004 as compared to $1,248 for the 2020 period.

Depreciation and Amortization.  Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2021 was $269,482 compared to $42,510 for the 2020 period.  The increase in depreciation and amortization is the result of the Duke License Agreement as described above (see Note 13).

Change in the Fair Value of Contingent Consideration.  Change in the fair value of the contingent consideration for the three months ended August 31, 2021 was a decrease of $324,904 compared to a decrease of $145,752 for the 2020 period.  The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above.  The contingent consideration was remeasured to fair value as of August 31, 2021.  The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments.  The resulting value captures the risk associated with the form of the payout structure.  The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk.  The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense.  Interest expense during the three months ended August 31, 2021, was $335,870 compared to $338,675 during the comparable quarter in 2020.  Interest expense for the three months ended August 31, 2021 and August 31, 2020 consists of $38,252 and $87,753, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5.  Interest expense is also comprised of $239,806 and $215,173 as of the three months ended August 31, 2021 and 2020, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.  The remaining interest expense for the three months ended August 31, 2021 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Extinguishment of Revenue Sharing Agreement.  On August 31, 2020, the Company entered into a Termination Agreement with the Erie Group pursuant to which all such parties terminated all of their respective rights, duties, obligations, options, and liabilities to each other arising out of or related to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement, Addendum thereto, Addition to such Addendum, and Amendment to the Cryo-Cell International, Inc. Space and Time Sharing (SATS) Lease Agreement among the Company and the Erie Group (collectively, the “SATS Agreement”). Additionally, pursuant to the terms of the Termination Agreement, the Company made a payment of $1,939,748 on the Effective Date and the parties released each other from all claims related to the SATS Agreement and to dismiss with prejudice the previously disclosed complaint (See Note 9). Pursuant to the terms of the Agreement, the Erie Group will no longer have the rights to share in a portion of the Company’s storage revenues derived from specimens which originated in the state of Illinois and its five contiguous states. The payment amount of $1,939,748 was offset by the carrying amount of the long-term liability related to the SATS in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the three months ended August 31, 2020.

Income Taxes.  U.S. income tax expense for the three months ended August 31, 2021 and August 31, 2020 was $404,735 and $105,296, respectively.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in geographic areas where the Company has license agreements.  The Company recorded $0 and $46,274 for the three months ended August 31, 2021 and 2020, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of income.

Liquidity and Capital Resources

On August 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities.  The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock.  Subject to the terms of the Agreement, on August 20, 2016, TCB advanced the Company $100.00.  On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated August 20, 2016 between the Company and TCB.

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

At August 31, 2021, the Company had cash and cash equivalents of $7,700,806 as compared to $10,361,125 at November 30, 2020.  The decrease in cash and cash equivalents during the nine months ended August 31, 2021 was primarily attributable to the following:

Net cash provided by operating activities for the nine months ended August 31, 2021 was $6,258,619, which was attributable to the Company’s operating activities.

Net cash provided by operating activities for the nine months ended August 31, 2020 was $5,489,878, which was attributable to the Company’s operating activities.

Net cash used in investing activities for the nine months ended August 31, 2021 was $6,660,228 which was primarily attributable $1,510,150 used to purchase real estate for the Company’s Institute of Cellular Therapies in North Carolina, $43,854 used to the purchase equipment and software and $5,106,224 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).

Net cash provided by investing activities for the nine months ended August 31, 2020 was $305,691 which was attributable to cash received due to the liquidation of marketable securities in the amount of $708,087, offset by $52,396 used to purchase property and equipment and $350,000 used as part of the Patent Option Agreement with Duke (See Note 13).

Net cash used in financing activities for the nine months ended August 31, 2021 was $2,258,710 which was primarily attributable to the payments of $3,325,000 to repay the note payable described above offset by the receipt of $1,066,290 from the exercise of stock options.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses.  If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period.  In addition, the Company may consider seeking equity or debt financing if deemed appropriate for its plan of operations, and if such financing can be obtained on acceptable terms.  There is no assurance that any reductions in expenditures, if necessary, will not have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.  In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 13.).

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

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended August 31, 2021.

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2021	—	—	—	1,906,465
July 1 – 31, 2021	—	—	—	1,906,465
August 1 – 31, 2021	—	—	—	1,906,465

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

Date:   October 15, 2021