Form 10-K
period 2021-11-30
CRYO CELL INTERNATIONAL INC
filed 2022-02-22
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2021) was $47,607,195.

As of February 18, 2022, there were 8,502,618 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 344 Auditor Name: Wipfli LLP Auditor Location: Atlanta, Georgia

Forward-Looking Statements

This Form 10‑K, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward‑looking statements as a result of various factors. These uncertainties and other factors include the impact of the COVID-19 pandemic on our sales, operations and supply chain, the success of the Company’s global expansion initiatives and product diversification, the Company’s actual future ownership stake in future therapies emerging from its collaborative research partnerships, the success related to its IP portfolio, the Company’s future competitive position in stem cell innovation, future success of its core business and the competitive impact of public cord blood banking on the Company’s business, the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations, the success and enforceability of the Company’s umbilical cord blood and cord tissue license agreements, together with the associated intellectual property and their ability to provide the Company with royalty fees.

ITEM 1. BUSINESS.

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in three reportable segments; 1.) cellular processing and cryogenic storage for family use, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells, 2.) the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells, and 3.) cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. The Company, in combination with its global affiliates, currently stores nearly 500,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company's U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2021 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2021 and November 30, 2020, the Company was in compliance with these requirements.

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

The PrepaCyte CB (Cord Blood) Processing System is intended for use in cell processing laboratories to process and store total nucleated cells (TNC) from human umbilical cord blood, prior to banking. The device is composed of three integrally attached processing and storage containers with separation media or as a multi one-time use processing system. The system is 510(k) cleared as a Class II device. The division of the FDA which regulates this product is the Center of Biologics Evaluation and Research (“CBER”). Approval to market the device was determined by the Office of Cellular, Tissue and Gene Therapies. The section of FDA Code of Federal Regulations (“CFR”) pertaining to medical device is 21 CFR 800s. The requirements for compliance to this section include annual registration of the device, listing of devices with the FDA, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.

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

Federal and state laws govern the Company’s ability to obtain and, in some cases, to use and disclose data that we may need to conduct certain activities. The HIPAA requires the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. The Company’s private cord blood bank operation is not subject to HIPAA because the Company does not engage in certain electronic transactions related to the reimbursement of healthcare providers and because blood and tissue procurement and banking activities are exempt. However, the healthcare providers that collect umbilical cord blood for the Company’s customers are subject to HIPAA. The identifiable information shared is only what is permitted by HIPAA. In 2009, a portion of the American Recovery and Reinvestment Act of 2009 modified HIPAA under the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). While the Company is still not subject to HIPAA for the reasons stated above the Company may incur material expenses associated with compliance efforts. In addition, compliance may require management to spend substantial time and effort on compliance measures. If the Company fails to comply with HIPAA, it is possible it could suffer criminal and civil penalties. The civil penalties could include monetary penalties ranging from $100 per violation to $1.5 million depending on the level of violation.

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

On February 23, 2021, pursuant to the Option, the Company entered into a Patent and Technology License Agreement (the “Agreement”) with Duke, pursuant to which Duke has granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes.

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

The Company is required to pay Duke a license fee equal to $12,000,000, of which $5,000,000 was due (and paid) within fourteen (14) days of February 23, 2021 (of which $500,000 was paid through the crediting of the previously paid $350,000 option fee plus $150,000, extension fee, as described above), $5,000,000 must be paid on the first anniversary of February 23, 2021, and $2,000,000 must be paid on the second anniversary of February 23, 2021. In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of the net sales varying from 7% - 12.5% based on volume. On March 8, 2021, the Company transferred $4,889,410 to Duke which included the first payment due of $5,000,000, less $500,000 previously paid and $389,410 in costs related to the patents.

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
(1)
5.0% upon execution of the Agreement (which shares have been issued);
(2)
2.5% upon cumulative net sales of licensed product and licensed process of $10,000,000;
(3)
2.5% upon cumulative net sales of licensed product and licensed process of $75,000,000;
(4)
2.5% at each of the following market cap of the Company (based on a rolling 30-day average closing market cap) triggers:
o
Equal to or greater than $300,000,000, provided such trigger occurs within eighteen (18) months of February 23, 2021; and
o
Equal to or greater than $500,000,000, provided such trigger occurs within twenty-four (24) months of February 23, 2021.

On February 4, 2022, the Company entered into a First Amendment to License Agreement (the "Amendment") with Duke. The Amendment changes the requirements of the Company with regard to the minimum annual royalties payable to Duke beginning on the third anniversary of the effective date. As amended, the minimum annual royalties are as follows:

•
Year 3: $500,000
•
Year 4: $1,000,000
•
Year 5: $2,500,000
•
Year 6 and each year thereafter during the term of this Agreement: $5,000,000

The Amendment also changed the requirements of the Company to pay Duke certain milestone payments, as follows:

•
$2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising cord tissue derived MSC for an indication other than Autism Spectrum Disorder.

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the twelve months ended November

30, 2021, the Company recorded $720,580, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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

Revenue Sharing Agreements (“RSAs”)

The Company entered into RSAs prior to 2002 with various third and related parties. The Company’s RSAs provide that in exchange for a non-refundable up-front payment, the Company would share for the duration of the RSA a percentage of its future revenue derived from the annual storage fees related to a certain number of specimens that originated from specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area covered by the RSA up to the number covered in the RSA. When the number of specimens is filled, any additional specimens stored in that area are not subject to the RSA. As empty spaces result from attrition, the Company has agreed to fill them as soon as possible. The Company reflects these up-front payments as long-term liabilities on the accompanying consolidated financial statements. The Company does not intend to enter into additional RSAs.

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

Illinois. In 1996, the Company entered into an RSA with a group of investors (the “Erie Group”) entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The RSAs were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces. Previously, the Company had repurchased 45% of the Illinois RSA.

On August 31, 2020, the Company entered into a termination of the RSA agreement with the Erie Group. As a result, the Company made a payment of $1,939,748 which was offset by the carrying amount of the long-term liability of the RSA in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreements in the amount of $1,070,900 for the twelve months ended November 30, 2020.

The Company made total payments to all RSA holders of $909,829 and $974,276 for the fiscal years ended November 30, 2021 and November 30, 2020, respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $883,265 and $762,573 as of November 30, 2021 and November 30, 2020, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,030,521 and $1,148,592 for the fiscal years ended November 30, 2021 and 2020, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

International

The Company enters into two types of international licensing agreements and in both types, the Company earns revenue on the initial license fees. Under the technology agreements, the Company earns processing and storage royalties from the affiliates that process in their own facility. Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company's facility in Oldsmar, Florida.

Technology Agreements

The Company has entered into a definitive License and Royalty Agreement with LifeCell International Private Limited, formerly Asia Cryo-Cell Private Limited, (“LifeCell”) to establish and market its umbilical cord blood and menstrual stem cell programs in India.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $9,700,000 as of November 30, 2021. The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets. As of November 30, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income. The processing and storage royalties earned for the technology agreements for fiscal years ended November 30, 2021 and November 30, 2020 were $0 and $629,702, respectively.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

Employees

At November 30, 2021, the Company had 83 full-time employees and 10 part-time employees on the staff of the Company. Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended this lease through December 31, 2021. On January 11, 2021, the Company extended this lease through December 31, 2024.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended this lease through December 31, 2019. In April 2021, the Company extended the lease through April 30, 2023.

Rent charged to operations was $328,877 and $318,587 for the fiscal years ended November 30, 2021 and 2020, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2022	$343,470
2023	$318,674
2024	$299,764
2025	$24,980

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution of any such claim, which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the The Nasdaq Stock Market LLC under the symbol “CCEL”. The following table shows, for the fiscal quarters indicated, the high and low closing bid quotations for the Company's common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid
February 28, 2020	6.55	7.82
May 31, 2020	5.50	7.87
August 31, 2020	6.15	9.55
November 30, 2020	6.60	8.24

February 28, 2021	7.33	10.00
May 31, 2021	8.40	10.00
August 31, 2021	8.30	11.31
November 30, 2021	11.21	14.16

The Company has not declared any cash dividends on its common stock and has no plans to do so in the immediate future.

As of November 30, 2021, the Company had 152 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2021, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	75,000	$2.63	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	460,943	$6.26	526,410
Total	535,943	$5.75	526,410

ITEM 6. RESERVED.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2021, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”,

“believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

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

As disclosed in Note 19, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Agreement”) with Duke University (“Duke”). The Agreement grants the Company the rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. The Company plans to explore, test, and administer these treatments to patients with conditions for which there are limited FDA approved therapies, including cerebral palsy, autism, multiple sclerosis and COVID-19. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Per the Agreement, the Company has been granted exclusive commercial rights to Duke’s intellectual property assets, FDA regulatory data, clinical expertise and manufacturing protocols associated with various applications of cord blood and cord tissue stem cells. Through this Agreement, the Company intends to expand to a triad of core business units to include its cord blood bank, biopharmaceutical manufacturing (once BLA(s) or Emergency Use Authorization(s) are approved by the FDA), and infusion clinic(s) services, initially under the rights granted to Duke through the FDAs Expanded Access Program. The Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients with autologous cord blood units during the fourth quarter of 2022.

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 in connection with the Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement (see Note 19). As of November 30, 2021, the balance was $14,651,802, net of amortization, and is reflected as Duke License Agreement on the accompanying consolidated balance sheets.

During the fiscal year ended November 30, 2021, the Company’s total revenue decreased 7% as compared to fiscal 2020. The Company reported net income of $2,083,521, or $0.26 per basic common share and $0.25 per diluted share for fiscal 2021 compared to net income of $3,624,596, or $0.48 per basic and $0.45 per diluted common share for fiscal 2020. The decrease in net income for the twelve months ended November 30, 2021 principally resulted from 7% decrease in revenues, which was offset by a 7% decrease in cost of sales, which was offset by a 2% increase in selling, general and administrative expenses. Revenue and net income were negatively impacted by the reduction of the U.S. Birth rate due to Covid-19 and the price pressures in the umbilical cord blood banking industry. The Contingent Consideration (described below) decreased 60% for the twelve months ended November 30, 2021 versus the twelve months ended November 30, 2020. Also included in the net income for the twelve months ended November 30, 2021 and November 30, 2020 was an impairment charge of $1,164,499 and $1,284,238, respectively. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge was recognized during the fourth quarter of fiscal 2021 and the fourth quarter of fiscal 2020, respectively, to reduce inventory from cost to net realizable value.

As of November 30, 2021, the Company had cash and cash equivalents of $8,263,088. The Company’s cash decreased by $2,098,037 during fiscal 2021. Cash provided by operations was $7,926,094 and the Company received $1,276,417 from the exercise of stock options, which were offset by $1,833,997 used for the purchase of property and equipment, $5,106,224 paid to Duke as part of the Patent Option Agreement (see Note 19) and $4,100,000 used to repay the note payable with Texas Capital Bank (see Note 4).

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client sales resulting in a decrease in revenues in fiscal 2021 compared to fiscal 2020. While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales. We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of the Company's common stock or RSA interests, These options may or may not be related to the Company’s current business. In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations

Revenue. For the fiscal year ended November 30, 2021, the Company had revenue of $28,884,902 compared to $31,147,593 for the fiscal year ended November 30, 2020, a decrease of 7% as a result of the reasons discussed below.

Processing and Storage Fees. For the fiscal year ended November 30, 2021, processing and storage fees were $28,397,401 compared to $29,547,150 for the fiscal year ended November 30, 2020. Processing and storage fee revenue is attributable to an 8% increase in recurring annual storage fee revenue offset by a 7% decrease in the number of new domestic cord blood specimens processed in fiscal year 2021 versus fiscal year 2020.

Product Revenue. For the twelve months ended November 30, 2021, revenue from the product sales was $111,400 compared to $244,187 for the twelve months ended November 30, 2020.

Public Cord Blood Banking Revenue. For the twelve months ended November 30, 2021, revenue from the public cord blood banking sales was $376,101 compared to $726,554 for the twelve months ended November 30, 2020.

Licensee Income. For the fiscal year ended November 30, 2021, licensee income was $0 as compared to $629,702 for fiscal 2020. Licensee income for the twelve months ended November 30, 2020 consists of royalty income earned on the processing and storage of cord blood stem cell specimens in India where the Company has a definitive License and Royalty Agreement.

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $9,700,000 as of November 30, 2021. The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets. As of

November 30, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

Cost of Sales. For the fiscal year ended November 30, 2021, cost of sales was $8,989,736, as compared to $9,657,442 for the fiscal year ended November 30, 2020, representing a 7% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $203,892 for the year ended November 30, 2021 compared to $205,893 for the 2020 period. Also, included in Cost of Sales is $154,140 and $156,111 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2021 and November 30, 2020, respectively. Also included in Cost of Sales is $1,484,186 and $1,811,723 for the twelve months ended November 30, 2021 and November 30, 2020, respectively, related to the public banking due to the Purchase Agreement with Cord:Use. The decrease in cost of sales for the twelve months ended November 30, 2021 versus November 30, 2020 is due to the decrease in the number of new domestic cord blood specimens processed during the twelve months ended November 30, 2021 versus November 30, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2021 were $14,625,311 as compared to $14,294,233 for the fiscal year ended November 30, 2020 representing a 2% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2021, were $49,870 as compared to $23,851 in 2020.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2021 was $834,845 compared to $166,437 for fiscal 2020.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2021 was $782,481 compared to $1,940,205 for fiscal 2020. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of November 30, 2021. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the twelve months ended November 30, 2021 was $1,164,499 compared to $1,284,238 for the 2020 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 and $1,284,238 was recognized during the twelve months ended November 30, 2021 and November 30, 2020, respectively, to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the fiscal year ended November 30, 2021 was $1,378,926 compared to $1,544,017 in fiscal 2020, of which $174,968 and $395,426, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 4. Interest Expense is also comprised of $1,030,521 and $1,148,592 as of the twelve months ended November 30, 2021 and November 30, 2020, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the twelve months ended November 30, 2021 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 19.

Extinguishment of Revenue Sharing Agreement. On August 31, 2020, the Company entered into a termination of the RSA agreement with the Erie Group. As a result, the Company made a payment of $1,939,748 which was offset by the carrying amount of the long-term liability of the RSA in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreement in the amount of $1,070,900 for the twelve months ended November 30, 2020.

Income Taxes. U.S. income tax expense for the twelve months ended November 30, 2021 was $527,710, net of foreign taxes, compared to $1,346,625, net of foreign income taxes, for the twelve months ended November 30, 2020.

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

The Company records foreign income taxes withheld from installment payments of non-refundable up-front license fees and royalty income earned on the processing and storage of cord blood stem cell specimens in certain geographic areas where the Company has license agreements. The Company recorded approximately $0 and $68,102 for the years ended November 30, 2021 and 2020, respectively, of foreign income tax expense, which is included in income tax expense in the accompanying consolidated statements of comprehensive income.

There was approximately $3,533,000 and $1,877,000 of U.S. income taxes paid for fiscal years ended November 30, 2021 and November 30, 2020, respectively.

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

At November 30, 2021, the Company had cash and cash equivalents of $8,263,088 as compared to $10,361,125 at November 30, 2020. The decrease in cash and cash equivalents during the twelve months ended November 30, 2021 was primarily attributable to the following:

•
Net cash provided by operating activities in fiscal 2021 was $7,926,094 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.
•
Net cash provided by operating activities in fiscal 2020 was $8,466,603 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.
•
Net cash used in investing activities in fiscal 2021 was $6,951,171 which was primarily attributable $1,510,150 used to purchase real estate for the Company’s Institute of Cellular Therapies in North Carolina, $323,847 used to the purchase equipment and software and $5,106,224 used as part of the Patent Option and Technology License Agreement with Duke (See Note 19).
•
Net cash provided by investing activities in fiscal 2020 was $357,485 which was attributable to cash received due to the liquidation of marketable securities in the amount of $807,447, offset by $99,962 used to purchase property and equipment and $350,000 used as part of the Patent Option Agreement with Duke (See Note 19).
•
Net cash used in financing activities in fiscal 2021 was $3,072,960 which was primarily attributable to the payments of $4,100,000 to repay the note payable described above, offset by the receipt of $1,276,417 from the exercise of stock options.

•
Net cash used in financing activities in fiscal 2020 was $5,004,000 which was primarily attributable to the payments of $3,100,000 to repay the note payable described above, $1,900,000 used to terminate a revenue sharing agreement (See Note 14), and $45,000 used to pay the Cord:Use earnout (See Note 1) which are offset by the receipt of $41,000 from the exercise of stock options.

The Company does not have a line of credit.

The Company anticipates making discretionary capital expenditures of approximately $14,000,000 over the next twelve months for software enhancements, purchases of property and equipment and obligations under the Patent and Technology License Agreement with Duke University. The Company anticipates funding future property and equipment purchases with cash-on-hand, cash flows from future operations and, potentially, with future additional financing However, there can be no assurances the Company will be able to obtain additional financing on favorable terms or at all.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations, together with external sources of capital, will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, developing its infusion services at the Cryo-Cell Institute for Cellular Therapies and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, the Company may be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. In addition, the Company is considering the possibility of seeking additional equity or debt financing. However, there can be no assurances the Company will be able to obtain additional financing on favorable terms or at all. Further, any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 19) and to develop its biopharmaceutical manufacturing capabilities related to mesenchymal stromal cells derived from umbilical cord tissue.

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

In accordance with ASC 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed and amortize these costs on a systematic basis, consistent with the pattern of transfer of the storage services provided over time for which the asset relates.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2021 and November 30, 2020.

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

Stock Compensation

As of November 30, 2021, the Company has two stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license revenue, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed based on the terms of the agreement. The following areas each have one license agreement: El Salvador, Guatemala, Panama, Honduras and Pakistan. The following areas each have two license agreements: India, Nicaragua and Costa Rica. The Company is in the process of discussing a new agreement for Venezuela. In the future, if the Company loses revenue due to lack of payment from the foreign affiliates or the foreign affiliates are closed, the Company’s overall revenue will decrease.

In addition to the license fee, the Company earns a royalty on processing and storage fees on subsequent processing and storage revenues received by the licensee in the licensed territory and a fee on any sub-license agreements that are sold by the licensee where applicable. The Company processes and stores specimens sent directly from customers of licensees in El Salvador, Guatemala, Ecuador, Panama, Honduras, Nicaragua, Costa Rica, Pakistan and Venezuela. These fees are included in processing and storage fees revenue on the consolidated statements of comprehensive income. The Company periodically reviews license and royalty receivables for collectability and, if necessary, will record an expense for an allowance for uncollectible accounts. If the financial condition of the Company’s sub-licensees were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. If the licensee’s customer base were to decrease, it would negatively impact the Company’s ongoing license income.

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

Inventories

As part of the Asset Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2021, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 and $1,284,238 was recognized during the fourth quarter of fiscal 2021 and 2020, respectively, to reduce inventory from cost to net realizable value.

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

Revenue Sharing Agreements

The Company has entered into Revenue Sharing Agreements (“RSAs”) with various parties whereby these parties contracted with the Company for a percentage of future storage revenues the Company generates and collects from clients in specific geographical areas. The RSAs have no definitive term or termination provisions. The sharing applies to the storage fees collected for all specified specimens in the area up to the number covered in the contract. When the number of specimens is filled, any additional specimens stored in that area are not subject to revenue sharing. As empty spaces result from attrition over time, the Company agrees to fill them as soon as possible. The parties typically pay the Company a non-refundable up-front fee for the rights to these future payments. The Company recognized these non-refundable fees as a long-term liability. Given the criteria under which these RSAs are established, cash flows related to these contracts can fluctuate from period to period. All payments made to the other parties to the RSAs are recognized as interest expense. At such time as the total payments can be determined, the Company will commence amortizing these liabilities under the effective interest method. The Company does not intend to enter into additional RSAs.

Contingent Consideration

The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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
Atlanta, GA 30303

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2021 and 2020, and the related consolidated statements of comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of Public Inventory Valuation and Contingent Consideration – valuation related to the amount of public inventory sales

As described in Notes 1 and 2 to the financial statements, the Company’s inventory of finished goods related to public inventory totaled $10,193,789 and contingent consideration related to sales of public inventory totaled $727,371.

Inventories are recorded at the lower of cost or net realizable value. Management periodically evaluates the carrying value of public inventories in relation to the forecasts of demand and sales trends. When sales trends indicate cost capitalized into public inventories will not be recoverable, an impairment is recorded for excess inventories. Changes in assumptions of demand could have a significant impact on the amount of impairment recorded.

Contingent consideration represents the fair value of estimated earnout payments the Company will make to another company from which the Company acquired the majority of public inventory. Earnout payments are based on sales revenue from the acquired public inventory. Changes in assumptions of demand and related sales revenue from public inventory could have a significant impact on fair value of contingent consideration.

Given the inherent uncertainty in forecasting demand, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. Our procedures related to management’s forecasts of demand used to record an impairment for excess inventories and fair value of contingent consideration included the following, among others:

•
We evaluated management’s ability to accurately forecast product demand by comparing actual results to management’s historical estimates.
•
We tested the mathematical accuracy of management’s calculations.
•
Performed corroborative inquiries with the personnel responsible for sales forecasting to evaluate the reasonableness of the demand forecasts.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

February 22, 2022

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$8,263,088	$10,361,125
Marketable securities	75,412	88,476
Accounts receivable (net of allowance for
doubtful accounts of $3,078,439 and $2,781,668, respectively)	5,253,173	6,322,960
Prepaid expenses	558,413	611,627
Inventory, current portion	921,213	927,318
Other current assets	711,208	244,696
Total current assets	15,782,507	18,556,202
Property and Equipment-net	3,230,204	1,640,774
Noncurrent Assets
Investment - Tianhe stock	308,000	308,000
Patent option agreement	—	350,000
Duke license agreement, net	14,651,802	—
Intangible assets, net	1,559,693	1,181,588
Inventory, net of current portion	9,695,363	11,064,034
Goodwill	1,941,411	1,941,411
Deferred tax assets	12,010,133	10,363,967
Operating lease right-of-use asset	916,493	299,089
Deposits and other assets, net	566,470	495,029
Total noncurrent assets	41,649,365	26,003,118
Total assets	$60,662,076	$46,200,094
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,489,774	$957,390
Accrued expenses	3,057,386	2,898,211
Current portion of note payable	1,898,065	3,100,000
Current portion of operating lease liability	312,067	275,570
Current portion of Duke license agreement liability	4,957,591	—
Deferred revenue	9,358,696	9,183,450
Total current liabilities	21,073,579	16,414,621
Other Liabilities
Deferred revenue, net of current portion	31,274,214	27,200,910
Contingent consideration	727,371	1,509,852
Note payable, net of current portion and debt issuance costs	—	2,841,214
Operating lease long-term liability	610,989	23,632
Duke license agreement liability	1,916,609	—
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	35,404,183	32,450,608
Total liabilities	56,477,762	48,865,229
Commitments and contingencies (Note 12)	—	—
Stockholders' Equity (Deficit)
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,665,772 issued and 8,557,326 outstanding as of November 30, 2021 and 13,633,638 issued and 7,545,613 outstanding as of November 30, 2020)	146,658	136,336
Additional paid-in capital	41,586,583	36,581,600
Treasury stock, at cost	(20,812,734)	(20,563,357)
Accumulated deficit	(16,736,193)	(18,819,714)
Total stockholders' equity (deficit)	4,184,314	(2,665,135)
Total liabilities and stockholders' equity (deficit)	$60,662,076	$46,200,094

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	November 30,	November 30,
	2021	2020
Revenue:
Processing and storage fees	$28,397,401	$29,547,150
Public banking revenue	376,101	726,554
Licensee and royalty income	—	629,702
Product revenue	111,400	244,187
Total revenue	28,884,902	31,147,593
Costs and Expenses:
Cost of sales	8,989,736	9,657,442
Selling, general and administrative expenses	14,625,311	14,294,233
Impairment of public inventory	1,164,499	1,284,238
Change in fair value of contingent consideration	(782,481)	(1,940,205)
Research, development and related engineering	49,870	23,851
Depreciation and amortization	834,845	166,437
Total costs and expenses	24,881,780	23,485,996
Operating Income	4,003,122	7,661,597
Other Expense:
Losses on marketable securities	(13,064)	(8,130)
Other income	99	773
Interest expense	(1,378,926)	(1,544,017)
Loss on extinguishment of revenue sharing agreement	—	(1,070,900)
Total other expense	(1,391,891)	(2,622,274)
Income before income tax expense	2,611,231	5,039,323
Income tax expense	(527,710)	(1,414,727)
Net Income	$2,083,521	$3,624,596
Net income per common share - basic	$0.26	$0.48
Weighted average common shares outstanding - basic	8,137,342	7,544,494
Net income per common share - diluted	$0.25	$0.45
Weighted average common shares outstanding - diluted	8,361,720	8,140,180

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,083,521	$3,624,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,039,105	372,289
Impairment of public inventory	1,164,499	1,284,238
Loss on disposal of property and equipment	15,111	1,032
Change in fair value of contingent consideration	(782,481)	(1,940,205)
Loss on marketable securities	13,064	8,130
Compensatory element of stock options	301,616	622,120
Provision for doubtful accounts	536,999	602,965
Loss on extinguishment of revenue sharing agreements	—	1,070,900
Deferred income tax expense	(1,646,166)	(1,283,973)
Amortization of debt issuance costs	56,851	85,062
Amortization of operating lease right-of-use asset	287,287	263,686
Changes in assets and liabilities:
Accounts receivable	532,788	(828,594)
Prepaid expenses	53,214	(111,367)
Inventory	210,277	454,943
Other current assets	(466,512)	15,701
Deposits and other assets, net	15,549	(67,606)
Accounts payable	532,384	(411,721)
Accrued expenses	11,275	1,092,131
Operating lease liability	(280,837)	(263,573)
Deferred revenue	4,248,550	3,875,849
Net cash provided by operating activities	7,926,094	8,466,603
Cash flows from investing activities:
Purchases of property and equipment	(1,833,997)	(99,962)
Purchase of patent option agreement	—	(350,000)
Payment of Duke License Agreement	(5,106,224)	—
Purchase of intangible asset	(10,950)	—
Liquidation of marketable securities	—	807,447
Net cash (used in) provided by investing activities	(6,951,171)	357,485
Cash flows from financing activities:
Extinguishment of revenue sharing agreements	—	(1,900,000)
Treasury stock purchases	(249,377)	—
Repayments of note payable	(4,100,000)	(3,100,000)
Proceeds from the exercise of stock options	1,276,417	41,000
Payment of Cord:Use earnout	—	(45,000)
Net cash used in financing activities	(3,072,960)	(5,004,000)
(Decrease) increase in cash and cash equivalents	(2,098,037)	3,820,088
Cash and cash equivalents - beginning of period	10,361,125	6,541,037
Cash and cash equivalents - end of period	$8,263,088	$10,361,125
Supplemental non-cash operating activities:
Operating lease liability and right-of-use asset due to adoption of ASC 842	—	$562,775
Lease liability arising from right-of-use asset	$904,691	$—
Patent option agreement credit to purchase of patents and licenses	$500,000	$—
Liabilities incurred for the purchase of patents and licenses	$11,374,200	$—
Taxes payable upon net exercise of stock options	$147,900	$—
Supplemental financing activities:
Stock issued for the purchase of patents and licenses from Duke	$3,585,172	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance at November 30, 2019	13,598,909	$135,989	$35,918,827	$(20,563,357)	$(22,444,310)	$(6,952,851)
Exercise of stock options	34,729	$347	$40,653			$41,000
Compensatory element of stock options			622,120			622,120
Net income					3,624,596	3,624,596
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Exercise of stock options	622,400	6,224	1,122,293			1,128,517
Common stock issued to Duke	409,734	4,098	3,581,074			3,585,172
Compensatory element of stock options			301,616			301,616
Treasury stock				(249,377)		(249,377)
Net income					2,083,521	2,083,521
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021 and 2020

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

The accompanying consolidated financial statements as of November 30, 2021 and November 30, 2020 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

During fiscal 2021 and 2020, there were no concentration of risks.

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

The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are typically annual, eighteen years, twenty-one years and lifetime. The life-time storage plan is based on a life expectancy of 81 years, which is the current estimate by the Center for Disease Control for United States women’s life expectancy and concluded that additional data analysis would result in an immaterial difference in revenue. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual, the twenty-one-year and the life-time storage fees that are being recognized over the contractual storage period as well as royalties received from foreign licensees relating to long-term storage contracts for which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

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

As of November 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $40,632,910, which will be recognized ratably on a straight-line basis over the contractual period of which $9,358,696 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the twelve months ended November 30, 2021 and November 30, 2020, the Company recorded $49,378 and $49,609, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the twelve months ended November 30, 2021 and November 30, 2020, the Company capitalized additional contract acquisition costs of $95,168 and $89,471, respectively, net of amortization expense.

b)
Public banking revenue

The Company sells cord blood units to the National Marrow Donor program ("NMDP") which distributes the cord blood units to transplant centers located in the United States and around the world. Control is transferred at the point in time when the shipment has occurred, at which time, the Company records revenue.

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

Disaggregation of Revenue

The revenue as reflected in the statements of comprehensive income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2021	November 30, 2020
Contract assets (sales commissions)	$535,522	$466,141
Accounts receivables	$5,253,173	$6,322,960
Short-term contract liabilities (deferred revenue)	$9,358,696	$9,183,450
Long-term contract liabilities (deferred revenue)	$31,274,214	$27,200,910

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2021 and November 30, 2020.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at November 30, 2021
Contract assets (sales commissions)	$466,141	$95,168	$(25,787)	$535,522
Accounts receivables	$6,322,960	$36,814,240	$(37,884,027)	$5,253,173
Contract liabilities (deferred revenue)	$36,384,360	$17,685,646	$(13,437,096)	$40,632,910

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2020:

	Balance at December 1, 2019	Additions	Deductions	Balance at November 30, 2020
Contract assets (sales commissions)	$398,535	$89,471	$(21,865)	$466,141
Accounts receivables	$6,097,331	$38,379,247	$(38,153,618)	$6,322,960
Contract liabilities (deferred revenue)	$32,508,511	$21,237,546	$(17,361,697)	$36,384,360

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

License and Royalty Agreements

The Company has entered into licensing agreements with certain investors in various international markets in an attempt to capitalize on the Company’s technology. The investors typically pay a licensing fee to receive Company marketing programs, technology and know-how in a selected area. The investor may be given a right to sell sub-license agreements as well. As part of the accounting for the up-front license fee paid, or payable, to the Company, revenue from the up-front license fee is recognized based on such factors as when the payment is due, collectability and when all material services or conditions relating to the sale have been substantially performed by the Company based on the terms of the agreement. The Company has twelve active licensing agreements. The following areas each have one license agreement: El Salvador, Guatemala, Panama, Honduras and Pakistan. The following areas each have two license agreements: India, Nicaragua and Costa Rica.

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2021, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 and $1,284,238 was recognized during the twelve months ended November 30, 2021 and November 30, 2020, respectively, to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of property and equipment are as follows:

Building	39 years
Furniture and equipment	3-10 years
Leasehold improvements	Lesser of 8-10 years or the lives of the leases
Computer software – internal use	1-5 years

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

Investments

As part of the Cord:Use Purchase Agreement, the Company acquired the shares of common stock of Tianhe Stem Cell Biotechnologies, Inc. As there is no readily determinable fair value for this stock, the Company periodically reviews the value for impairment.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any indicators of impairment as of November 30, 2021 and November 30, 2020, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2021 and 2020 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. Total advertising expense for the fiscal years ended November 30, 2021 and 2020 was approximately $841,514 and $845,454, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2021 and November 30, 2020, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at November 30, 2021 Using
Description	November 30, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$75,412	$75,412	$-	$-
Total	$75,412	$75,412	$-	$-
Liabilities:
Contingent consideration	$727,371	$-	$-	$727,371
Total	$727,371	$-	$-	$727,371

Contingent Consideration:
Beginning Balance as of November 30, 2020	$1,509,852
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of November 30, 2021	(782,481)
Ending balance as of November 30, 2021	$727,371

	Fair Value at	Fair Value Measurements at November 30, 2020 Using
Description	November 30, 2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$88,476	$88,476	$-	$-
Total	$88,476	$88,476	$-	$-
Liabilities:
Contingent consideration	$1,509,852	$-	$-	$1,509,852
Total	$1,509,852	$-	$-	$1,509,852

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($13,000) and ($8,000) in losses, respectively, recorded in other income and expense on the accompanying consolidated statements of comprehensive income for the twelve months ended November 30, 2021 and 2020.

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

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, PrepaCyte CB. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program, nor has it incurred costs related to these warranties.

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at November 30, 2021 and November 30, 2020. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Income per Common Share

Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2021	November 30, 2020
Numerator:
Net income	$2,083,521	$3,624,596
Denominator:
Weighted-average shares outstanding-basic	8,137,342	7,544,494
Dilutive common shares issuable upon exercise of stock options	224,378	595,686
Weighted-average shares-diluted	8,361,720	8,140,180
Income per share:
Basic	$0.26	$0.48
Diluted	$0.25	$0.45

For the year ended November 30, 2021, the Company excluded the effect of 15,900 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2020 the Company excluded the effect of 249,301 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2021, the Company has two stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $302,000 and $622,000 for the fiscal years ended November 30, 2021 and November 30, 2020, respectively, of stock compensation expense.

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

NOTE 2 – INVENTORY

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 and $1,284,238 was recognized during the fourth quarter of fiscal 2021and the fourth quarter of fiscal 2020, respectively, to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of comprehensive income.

The components of inventory at November 30, 2021 and November 30, 2020 are as follows:

	As of November 30, 2021	As of November 30, 2020
Raw materials	$—	$—
Work-in-process	357,686	273,430
Work-in-process – Public Bank	—	—
Finished goods	29,821	63,327
Finished goods – Public Bank	10,193,789	11,629,307
Collection kits	42,998	33,006
Inventory reserve	(7,718)	(7,718)
Total inventory	$10,616,576	$11,991,352

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

Intangible assets were as follows as of November 30, 2021 and 2020:

	Useful lives	November 30, 2021	November 30, 2020
Patents	10-20 years	$697,744	$234,570
Less: Accumulated amortization		(80,159)	(47,150)
License agreement	10 years	474,000	470,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(201,709)	(178,443)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(7,916)	(7,122)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(112,000)	(80,000)
Net Intangible Assets		$1,559,693	$1,181,588

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:
2022	$96,381
2023	$96,381
2024	$96,381
2025	$86,694
2026	$73,132
Thereafter	$1,110,724
Total	$1,559,693

Amortization expense of intangibles was approximately $89,000 and $68,000 for the twelve months ended November 30, 2021 and November 30, 2020, respectively.

NOTE 4 – NOTE PAYABLE

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 extended to June 2022 with Second Amendment. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of November 30, 2021, and November 30, 2020, the Company paid interest of $118,117 and $310,364, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2021, and November 30, 2020, $56,851 and $85,062, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of comprehensive income.

As of November 30, 2021, and November 30, 2020, the note payable obligation was as follows:

	November 30, 2021	November 30, 2020
Note payable	$1,908,433	$6,008,433
Unamortized debt issuance costs	(10,368)	(67,219)
Net note payable	$1,898,065	$5,941,214
Current portion of note payable	$1,898,065	$3,100,000
Long-term note payable, net of debt issuance costs	—	2,841,214
Total	$1,898,065	$5,941,214

Interest expense on the note payable for the years ended November 30, 2021 and November 30, 2020 was as follows:

	November 30, 2021	November 30, 2020
Interest expense on notes payable	$118,117	$310,364
Debt issuance costs	56,851	85,062
Total interest expense	$174,968	$395,426

NOTE 5 – SEGMENT REPORTING

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, and assets for the years ended November 30, 2021 and November 30, 2020:

	For the years ended November 30,
	2021	2020
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$28,397,401	$30,176,852
PrepaCyte CB	111,400	244,187
Public cord blood banking	376,101	726,554
Total net revenue	$28,884,902	$31,147,593
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$7,351,410	$7,689,608
PrepaCyte CB	154,140	156,111
Public cord blood banking	1,484,186	1,811,723
Total cost of sales	$8,989,736	$9,657,442
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$6,347,061	$9,928,886
PrepaCyte CB	(70,335)	60,499
Public cord blood banking	(2,273,604)	(2,327,788)
Total operating profit	$4,003,122	$7,661,597
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$806,230	$138,859
PrepaCyte CB	27,595	27,578
Public cord blood banking	1,020	-
Total depreciation and amortization	$834,845	$166,437
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,378,926	$1,544,017
PrepaCyte CB	-	-
Public cord blood banking	-	-
Total interest expense	$1,378,926	$1,544,017

The following table shows the assets by segment as of November 30, 2021 and November 30, 2020:

	2021	2020
Assets:
Umbilical cord blood and cord tissue stem cell service	$50,170,887	$34,215,780
PrepaCyte CB	250,591	302,683
Public cord blood banking	10,240,598	11,681,631
Total assets	$60,662,076	$46,200,094

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2021 and 2020:

December 1, 2019	$2,584,091
Bad debt expense	602,965
Write-offs	(751,848)
Recoveries	346,460
November 30, 2020	$2,781,668
Bad debt expense	536,999
Write-offs	(564,957)
Recoveries	324,729
November 30, 2021	$3,078,439

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2021	2020
Building	$1,510,150	$—
Furniture and equipment	6,842,282	6,634,360
Leasehold improvements	1,205,893	1,200,934
Computer software – internal use	1,194,039	1,194,039
	10,752,364	9,029,333
Less: accumulated depreciation	(7,522,160)	(7,388,559)
Total property and equipment	$3,230,204	$1,640,774

Depreciation expense was approximately $229,000 in fiscal 2021 and approximately $305,000 in fiscal 2020, of which approximately $204,000 and $206,000 is included in cost of sales, respectively, in the accompanying consolidated statements of comprehensive income.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2021	2020
Professional fees	$68,959	$47,729
Payroll and payroll taxes (1)	1,673,693	606,828
Interest expense	888,732	779,444
General expenses	426,002	504,306
Federal and state taxes	—	959,904
	$3,057,386	$2,898,211

(1)
– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2021 and November 30, 2020.

NOTE 9 - INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2021 and 2020.

	2021	2020
Current:
Federal	$1,468,000	$1,757,000
State	740,000	598,000
Foreign	(34,000)	68,000
Subtotal	2,174,000	2,423,000

Deferred:
Federal	(1,024,000)	(847,000)
State	(622,000)	(161,000)
Foreign	—	—
Subtotal	(1,646,000)	(1,008,000)
Income tax expense	$528,000	$1,415,000

As of November 30, 2021 and 2020, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2021	2020
Tax assets:
Deferred income (net of discounts)	$8,507,000	$7,024,000
Tax over book basis in unconsolidated affiliate	1,246,000	1,209,000
Accrued payroll	109,000	100,000
Reserves and other accruals	2,341,000	1,895,000
Stock compensation	414,000	567,000
Depreciation and amortization	499,000	483,000
Transaction costs	19,000	19,000
RSA buy-out	1,374,000	1,482,000
Lease liability	174,000	81,000
Unrealized loss on securities	68,000	—
Total assets	14,751,000	12,860,000

Tax liabilities:
Unrealized gains on securities	—	(134,000)
NOLs, credits, and other carryforward items	(1,050,000)	(782,000)
Right-of-use asset	(172,000)	(81,000)
Total liabilities	(1,222,000)	(997,000)
Less: valuation allowance	(1,519,000)	(1,499,000)
Net deferred tax asset	$12,010,000	$10,364,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2021 and November 30, 2020 has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately $20,000 and ($147,000) during the years ended November 30, 2021 and 2020, respectively. The change for year ended November 30, 2021 was primarily due to changes in state statutory rates. The change for year ended November 30, 2020 was primarily due to the release of an RSA buyout.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2021	%	2020	%
Tax at federal statutory rate	548,358	21.00	1,061,885	21.00
State income tax effect	175,654	6.73	282,514	5.59
Change in valuation allowance	20,262	0.77	(147,528)	(2.92)
Tax compensation differences	212,217	8.13	6,870	0.14
Permanent disallowances	34,356	1.31	55,372	1.10
Deferred repricing	(334,874)	(12.82)	80,692	1.60
Other	(93,976)	(3.60)	74,922	1.47
Foreign tax credits	—	—	(68,102)	(1.35)
Foreign tax withholding	(34,287)	(1.31)	68,102	1.35
Total income taxes	$527,710	20.21	$1,414,727	27.98

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2021 and 2020, the Company had no material provisions for interest or penalties related to uncertain tax positions.

There was approximately $3,533,000 and $1,877,000 of U.S. income taxes paid for fiscal years ended November 30, 2021 and November 30, 2020, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2021:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2018 – 2020	N/A
United States – Various States	2017 - 2020	N/A

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended November 30, 2021, the Company issued 622,400 common shares to option holders who exercised options for $1,276,417. During the year ended November 30, 2020, the Company issued 20,000 common shares to option holders who exercised options for $41,000.

In March 2021, the Company issued 409,734 common shares to Duke University (“Duke”) per the terms of the Patent Option Agreement (the “Option”). See Note 19.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of November 30, 2021, and November 30, 2020, there were 75,000 and 305,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2021, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of November 30, 2021, there were 460,943 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2020, there were 868,443 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2021, there were 526,410 shares available for future issuance under the 2012 Plan.

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

There were 35,900 and 105,169 options granted during the twelve months ended November 30, 2021 and November 30, 2020, respectively.

Variables used to determine the fair value of the options granted for the years ended November 30, 2021 and November 30, 2020 are as follows:

	2021	2020
Weighted average values:
Expected dividends	0%	0%
Expected volatility	52.75%	59.32%
Risk free interest rate	1.48%	1.12%
Expected life	7.3 years	7.9 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2021 was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2020	1,174,943	$3.72	3.42	$4,502,324
Granted	35,900	10.89		57,600
Exercised	(673,400)	2.48		4,490,557
Expired/forfeited	—	—		—
Outstanding at November 30, 2021	537,443	$5.76	5.22	$3,564,067
Exercisable at November 30, 2021	474,409	$5.25	5.00	$3,381,779

The weighted average grant date fair value of options granted during the years ended November 30, 2021 and November 30, 2020 was $6.07 and $4.66, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2021 or November 30, 2020, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2021 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	15,000	1.63	$1.95	15,000	$1.95
$2.01 to $3.00	30,000	1.63	$2.22	30,000	$2.22
$3.01 to $4.00	197,229	4.25	$3.15	197,229	$3.15
$6.01 to $7.00	3,833	4.59	$6.52	3,833	$6.52
$7.01 to $8.00	248,481	6.24	$7.64	223,945	$7.60
$9.01 to $10.00	27,000	6.19	$9.40	1,750	$9.10
$12.01 to $13.00	15,900	9.89	$12.63	2,652	$12.63
	537,443	5.22	$5.76	474,409	$5.25

A summary of the status of the Company’s non-vested options as of November 30, 2021, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2020	93,380	$4.65
Granted	35,900	6.07
Vested	(66,246)	5.10
Forfeited	—	—
Non-vested at November 30, 2021	63,034	$4.99

As of November 30, 2021, there was approximately $236,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 2.38 years as of November 30, 2021. The total fair value of options vested during the fiscal year ended November 30, 2021 was approximately $338,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the twelve months ended November 30, 2021 and November 30, 2020 was approximately $113,000 and $119,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. As of November 30, 2021, there was $0 of total unrecognized compensation cost as the options are fully vested.

Performance vesting condition options

For performance-based vesting condition options, the Company estimates the fair value of qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of November 30, 2019, the Company granted David Portnoy and Mark Portnoy 26,243 and 22,222, respectively, of non-qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the 2018 Employment Agreements. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of these options as of November 30, 2021 and November 30, 2020 was approximately $0 and $172,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. As of November 30, 2021, there was $0 of total unrecognized compensation cost as the options are fully vested.

On May 18, 2018, the Company entered into an Amendment Agreement (the “Amendment Agreement”), effective December 1, 2017, amending certain terms of Oleg Mikulinsky’s Employment Agreement dated March 5, 2012, as previously amended. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and the per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair value of these options as of November 30, 2021 and November 30, 2020 was approximately $0 and $15,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of these options as of November 30, 2021 and November 30, 2020 was approximately $3,000 and $2,600, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. As of November 30, 2021, there was $0 of total unrecognized compensation cost as the options are fully vested.

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $9,700,000 as of November 30, 2021. The balance of approximately $300,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets. As of November 30, 2021, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

The initial license fees and processing and storage royalties are reflected in licensee income in the accompanying consolidated statements of comprehensive income. The processing and storage royalties earned for the technology agreements for fiscal years ended November 30, 2021 and November 30, 2020 were $0 and $629,702, respectively.

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

Leases

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended the main lease through December 31, 2021 for the 17,600 square foot space. On January 11, 2021, the Company extended the main lease through December 31, 2024 for the 17,600 square foot space.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2019. In April 2021, the Company extended the lease through April 30, 2023.

Rent charged to operations was $328,877 and $318,587 for the fiscal years ended November 30, 2020 and 2019, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of comprehensive income.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2022	$343,470
2023	$318,674
2024	$299,764
2025	$24,980

Legal Proceedings

From time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. The Company believes that the ultimate resolution of current matters should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable ultimate outcome for or resolution of any such claim, which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

NOTE 13 - RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2021 and November 30, 2020, the Company made matching contributions of approximately $206,000 and $179,000, respectively, to the 401(k) Plan.

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

Illinois. In 1996, the Company signed agreements with a group of investors (the “Erie Group”) entitling them to an on-going 50% share of the Company’s 75% share of the annual storage fees (“net storage revenues”) less a deduction for 50% of billing and collection expenses generated by specimens stored in the Illinois Masonic Medical Center for a price of $1,000,000. The agreements were modified in 1998 to broaden the covered specimens to those originating in Illinois and its contiguous states and stored in Oldsmar, Florida for a maximum of up to 33,000 storage spaces. Previously, the Company had repurchased 45% of the Illinois RSA.

The Company made total payments to all RSA holders of $909,829 and $974,276 for the fiscal years ended November 30, 2021 and November 30, 2020, respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $883,265 and $762,573 as of November 30, 2021 and November 30, 2020, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,030,521 and $1,148,592 for the fiscal years ended November 30, 2021 and 2020, respectively, which is reflected in interest expense on the accompanying consolidated statements of comprehensive income.

Cancellation of Revenue Sharing Agreements

On August 31, 2020, the Company entered into a termination of the RSA agreement with the Erie Group. As a result, the Company made a payment of $1,939,748 which was offset by the carrying amount of the long-term liability of the RSA in the amount of $550,000 and accrued expenses in the amount of $279,100 to reflect the extinguishment of revenue sharing agreement in the amount of $1,070,900 for the twelve months ended November 30, 2020.

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

As of November 30, 2021, the Company had repurchased an aggregate of 6,113,956 shares of the Company’s common stock at an average price of $3.40 per share through open market and privately negotiated transactions. The Company purchased 20,421 and 0 shares of the Company’s common stock during the twelve months ended November 30, 2021 and 2020, respectively, at an average price of $12.21 per share and $0.00 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2021 and November 30, 2020. As of November 30, 2021, and November 30, 2020, 6,113,956 and 6,093,535 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased 64,708 of additional shares of the Company’s common stock, at an average price of $11.10 per share.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of November 30, 2021:

	November 30, 2021	November 30, 2020
Assets
Operating lease right-of-use asset	$916,493	$299,089
Liabilities
Current portion of operating lease liabilities	$312,067	$275,570
Operating lease long term liabilities	610,989	23,632
Total lease liability	$923,056	$299,202

The maturity of the Company’s lease liabilities at November 30, 2021 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2022	$339,182
2023	313,996
2024	295,086
2025	24,591
Less: Imputed interest	(49,799)
Present value of lease liabilities	$923,056

The remaining lease term and discount rates are as follows:

	November 30, 2021	November 30, 2020
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.08	1.08
Discount rate (percentage)
Operating lease	3.5%	5.3%

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended	Twelve Months Ended
	November 30, 2021	November 30, 2020
Operating cash outflows from operating leases	$328,752	$278,790

NOTE 17 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. Due to the change in consumer buying patterns as a result of COVID-19, the Company has experienced a decline in new client sales resulting in a decrease in revenues in fiscal 2021 compared to fiscal 2020. While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales. We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

NOTE 19 – PATENT OPTION AGREEMENT

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

On February 23, 2021, pursuant to the Option, the Company entered into a Patent and Technology License Agreement (the “Agreement”) with Duke, pursuant to which Duke has granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes.

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
(3)
2.5% upon cumulative net sales of licensed product and licensed process of $75,000,000;
(4)
2.5% at each of the following market cap of the Company (based on a rolling 30-day average closing market cap) triggers:
o
Equal to or greater than $300,000,000, provided such trigger occurs within eighteen (18) months of February 23, 2021; and
o
Equal to or greater than $500,000,000, provided such trigger occurs within twenty-four (24) months of February 23, 2021.

On February 4, 2022, subsequent to the balance sheet date, the Company entered into a First Amendment to License Agreement ( the "Amendment") with Duke. The Amendment changes the requirements of the Company to now pay Duke minimum annual royalties beginning on the third anniversary of the effective date. The minimum annual royalties are as follows:

•
Year 3: $500,000
•
Year 4: $1,000,000
•
Year 5: $2,500,000
•
Year 6 and each year thereafter during the term of this Agreement: $5,000,000

The Amendment also changed the requirements of the Company to pay Duke certain milestone payments, as follows:

•
$2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising cord tissue derived MSC for an indication other than Autism Spectrum Disorder.

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the twelve months ended November 30, 2021, the Company recorded $720,580 in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures are fully effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2021. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

Management has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names, ages and background of the Board of Directors and Executive Officers of the Company, as well as the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company's business. The Board of Directors has determined that other than Messrs. Portnoy and Portnoy, who are officers of the Company, each of our directors is deemed to be independent under the Nasdaq standards.

David I. Portnoy, age 59, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 58, Co-Chief Executive Officer. Mr. Portnoy served as a director from August 2011 through September 2020 and has served as Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Harold D. Berger, age 58, has served as a director since August 2011. Mr. Berger is a certified public accountant and has served in that capacity at the accounting firm he established in 2005. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a master’s degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Daniel Mizrahi, age 47, has served as a director since September 2021. Since 2012, Mr. Mizrahi has served as CEO of Power Tech, S.A. an overseas company serving over 3,000 retail clients in the Central America region. From 2008-2012, Mr. Mizrahi was the Director of Purchasing for Cohesa, S.A. – Toolcraft, one of the largest tool companies in Mexico with a purchase budget of approximately $60 million per year. From 2003-2008, Mr. Mizrahi served as Property Manager for Maayan, LLC, which represented a group of foreign investors in the acquisition and management of real estate properties in Florida with over 500 residential units. Over the last 10 years, Mr. Mizrahi has, at times, provided consulting services to Cryo-Cell relating to its Central and South American affiliates and also with regard to the international outsourcing of medical products and marketing materials. We believe that Mr. Mizrahi’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not board of directors of the Company is set forth below:

Jill Taymans, age 52, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 49, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

Joanne Kurtzberg, M.D., is the Company's Medical Director. Dr. Kurtzberg has served as the Company's Medical Director since June 2018. Dr. Kurtzberg is a pioneer in the cord blood field, performing the first unrelated cord blood stem cell transplant, in 1993. She is an internationally renowned expert in pediatric hematology–oncology, pediatric blood and marrow transplantation, umbilical cord blood banking and transplantation, and the novel application of cord blood in the emerging fields of cellular therapy and regenerative medicine. Dr. Kurtzberg was awarded a lifetime achievement award from the PBMTC in 2012. She is the President of the Cord Blood Association. She previously served on the board of the Foundation for the Accreditation of Cellular Therapies and currently co-chairs their cord blood banking standards committee. She co-chairs the National Marrow Donor Program’s Cord Blood Advisory Group and is a past member of the Advisory Council for Blood Stem Cell Transplantation reporting to the Director of Health and Human Services. She is the Director of the Marcus Center for Cellular Cures at the Duke University School of Medicine. She served as an advisor on the Oncologic Drugs Advisory Committee (ODAC) meeting held for Mesoblast, Inc. in 2020.

Audit Committee Financial Expert

The audit committee is comprised entirely of non-employee, independent members of the board of directors. The purpose of the audit committee is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the Company’s internal control systems, audit functions, financial reporting processes, and methods of monitoring compliance with legal and regulatory matters and engaging the Company’s independent principal accountants. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements. In addition, the board of directors has determined that the chairman of the audit committee, Mr. Harold Berger, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Mr. Berger’s relevant experience includes his current position with his own accounting practice, as well as his prior position as an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2021, we believe that all such forms were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2021 and November 30, 2020 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of 2021 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Restricted Common Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Portnoy	2021	$620,080	$600,000	$61,267	$—	$—	$1,281,347
Co-Chief Executive Officer	2020	$602,085	$—	$151,472	$—	$—	$753,557
Mark Portnoy	2021	$493,344	$380,000	$51,839	$—	$—	$925,184
Co-Chief Executive Officer	2020	$478,995	$—	$128,243	$—	$—	$607,238
Jill M. Taymans	2021	$193,346	$12,075	$5,375	$—	$—	$210,796
Vice President Finance, Chief Financial Officer	2020	$190,000	$11,500	$1,012	$—	$—	$202,512
Oleg Mikulinsky	2021	$266,346	$60,000	$11,211	$—	$—	$337,557
Chief Information Officer	2020	$250,000	$11,524	$19,084	$—	$—	$280,608

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2021and 2020. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
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

At the end of fiscal 2021, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $600,000 and $380,000, respectively, and 25,000 and 20,000 stock options, respectively. One-third of each grant vested upon grant, one-third will vest on December 22, 2022 and one-third will vest on December 22, 2023. In addition, the David Portnoy and Mark Portnoy were granted 280,000 and 100,000 market-based stock options, respectively, which will vest immediately if the Company's common stock reaches $25.00 per share within the seven-year option term. In 2020, neither of the Co-CEOs received any performance-based stock options. In fiscal 2020, a cash bonus pool along with Company performance targets and individual performance objectives were established at the beginning of the fiscal year by the Compensation Committee. At the end of the fiscal year each performance target was measured and bonuses were paid based on the attainment of the set performance targets established at the beginning of the fiscal year. A percentage of the pre-determined cash bonus pool was paid to the named executive officer depending on the performance targets met by the Company and the individual. There were no cash bonuses paid to the Co-CEOs for fiscal 2020.

At the end of fiscal 2021, pursuant to Company's Chief Information Officer's Employment Agreement, the Compensation Committee evaluated the Chief Information Officers and the Company's performance for consideration of a subjective cash bonus of an amount not to exceed 25% of his annual salary. The Chief Information Officer received a cash bonus of $60,000. In addition the Chief Information Officer was granted 20,000 market-based stock options, which will vest immediately if the Company's common stock reaches $25.00 per share within the seven-year option term. In fiscal 2020, pursuant to his Employment Agreement, the Company’s Chief Information Officer was entitled to a cash bonus equal to a percentage up to 20% of his Base Salary (as subjectively determined by the Co-CEOs in their sole discretion). In fiscal 2020, the Company’s Chief Financial Officer received a cash bonus of $11,524.

In addition, the Company’s CIO, Oleg Mikulinsky, was granted 10,000 stock options during fiscal 2021. In fiscal 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement.

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

Stock options are granted to our executive officers and key personnel in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Compensation Committee. During fiscal 2021 and 2020, 20,000 and 29,000 stock options, respectively, were awarded to executive officers and key personnel in addition to the stock options mentioned above.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On June 24, 2021, the Company entered into new two-year employment agreements, effective December 1, 2020, with David Portnoy, Co-Chief Executive Officer of the Company, and Mark Portnoy, Co-Chief Executive Officer of the Company. The agreements superseded and replaced prior employment agreements with each of the executives.

The agreements provided for an annual base salary of $620,150 for David Portnoy and $493,400 for Mark Portnoy. In addition to base salary, the agreements also provided for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment is at the Company’s offices in Miami, Florida, but he is required to travel to the Company’s headquarters as necessary to fulfill his responsibilities. The Company paid reasonable legal and financial consulting fees and costs incurred in negotiating the employment agreements with the Co-CEOs and has agreed to reimburse each executive up to $75,000 in legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the Agreements); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the Agreements), the Agreements provide for severance pay equal to two times the Executive’s then-current annual base salary, paid within 90 days after the occurrence of the triggering event. In addition, the Company is required to provide, at no cost to the Co-CEOs, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executives prior to such termination for 24 months after the termination. If the termination of employment is due to disability (as defined in the Agreements), the Company shall pay the executive two times their then-current base salary in equal installments over three years no later than 30 days after such disability, reduced by any amount paid to them from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the Executives shall become fully vested upon their disability. If the termination of employment is due to death, the Company shall pay the Executives two times their then-current base salary as a cash lump sum within 30 days after their date of death, and the Company will continue to provide medical and dental coverage for the Executives family for two years after their death. The Agreements include a one-year non-competition restriction and an 18-month restriction on solicitation of employees or customers.

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2022. The Executive’s current base salary is $215,000.

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

Mikulinsky Employment Agreement. On July 29, 2021, the Company entered into a new two-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer effective August 1, 2021. Under the Mikulinksy Employment Agreement, the two-year term will automatically be extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

Pursuant to the new two-year agreement, the Executive’s base salary is $300,000 (the “Base Salary”). In addition to base salary, for the fiscal years ending November 30, 2021 and November 30, 2022, the Executive’s and Company’s performance will be evaluated for consideration of a subjective cash bonus of an amount not to exceed 25% of the Executive’s base salary.

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

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the Agreement); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the

Agreement), the Agreement provides for severance pay equal to one times the Executive’s then-current annual base salary, paid within 90 days after the occurrence of the triggering event. In addition, the Company shall provide, at no cost to the Executive, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executive prior to such termination for 24 months after the termination. If the termination of employment is due to disability (as defined in the Agreement), the Company shall pay the executive a sum equal to six months of the executive’s their then-current base salary in equal installments over three years no later than 30 days after such disability, reduced by any amount paid to them from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the Executives shall become fully vested upon their disability. If the termination of employment is due to death, the Company shall pay the Executive one times the Executive’s then-current base salary as a cash lump sum within 30 days after their date of death, and the Company will continue to provide medical and dental coverage for the Executives family for two years after their death. The Agreement includes a one-year non-competition restriction and an 18-month restriction on solicitation of employees or customers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2021:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

David Portnoy	April 15, 2016	70,270	$3.14	April 15, 2026
	March 8, 2018	23,636	$7.92	March 8, 2023
	August 30, 2019	26,243	$7.53	August 30, 2029
	December 20, 2019 (1)	23,636	$7.28	December 20, 2029
Mark Portnoy	April 15, 2016	59,459	$3.14	April 15, 2026
	March 8, 2018	20,000	$7.92	March 8, 2023
	August 30, 2019	22,222	$7.53	August 30, 2029
	December 20, 2019 (1)	20,000	$7.28	December 20, 2029
Jill Taymans	June 2, 2016	7,500	$3.10	June 3, 2026
	September 23, 2020 (2)	7,000	$8.00	September 23, 2027
Oleg Mikulinsky	April 18, 2016	40,000	$3.20	April 18, 2026
	May 21, 2018	8,000	$7.49	May 21, 2028
	September 4, 2019	4,444	$7.13	September 4, 2029
	February 27, 2020 (1)	1,333	$6.55	February 27, 2030
	September 23, 2020 (2)	10,000	$8.00	September 23, 2027

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2021:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$31,875	$29,418	$61,293
George Gaines	$25,500	$22,368	$47,868
Jonathan Wheeler	$25,500	$22,368	$47,868
Daniel Mizrahi	$6,375	$7,051	$13,426
Brian Sheehy	$31,875	$64,967	$96,842

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2021 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 16, 2022 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Mary J. Nyberg Trustee of the CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (3)	600,000	7.03%
Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (4)	509,000	5.98%
IsZo Capital, Inc. (5)	482,931	5.68%
Current directors, nominees and executive officers:
David Portnoy (6)	1,669,752	19.28%
Mark Portnoy (7)	997,990	11.55%
Daniel Mizrahi (8)	31,076	*

Harold Berger (10)	76,001	*
Jill Taymans (11)	55,229	*
Oleg Mikulinsky (12)	114,348	1.33%
All current directors and executive officers as a group (7 persons) (13)	3,334,760	38.83%

* Less than 1%.

(1)
Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 16, 2022 by (ii) the sum of (a) 8,502,618 which is the number of shares of common stock outstanding as February 16, 2022 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 16, 2022 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 16, 2022. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(3)
Based upon information provided by Mary J. Nyberg, as trustee of CDMJ Nyberg Family Trust, U/A/D June 9, 2005 filed a Schedule 13G/A filed with the SEC on January 17, 2018 (“the Schedule 13G”) reporting the following beneficial ownership: (i) 600,000 shares of common stock held by CDMJ Nyberg Family Trust U/A/D June 9, 2005, as to which this trust has the sole power to vote and dispose or direct the disposition. Beneficial ownership information is supplied per the Schedule 13G. The address for the CDMJ Nyberg Family Trust is 4555 E. Mayo Blvd., Phoenix, AZ 85050.
(4)
Based upon information provided by Adam Fleishman as trustee of Adam Fleishman Trust April 13, 2001 in the Schedule 13G filed with the SEC on January 5, 2015 (”the Schedule 13G”) reporting the following beneficial ownership: (i) 279,000 shares of common stock held by Adam Fleishman Trust dated April 13, 2001, as to which this trust has sole power to vote and dispose or direct the disposition, and (ii) 230,000 shares of common stock held by Adam Fleishman. Beneficial ownership information is supplied per the Schedule 13G. The address for Adam Fleishman is 775 Summit Drive, Deerfield, Illinois 60015.

(5)
Based upon information provided by IsZo Capital, Inc. (“IsZo”), in its Amendment No. 4 to its Schedule 13G filing with the SEC on February 14, 2022, includes 496,503 shares of Common Stock held by IsZo Capital L.P. (the “Fund”), IsZo Capital GP LLC (“IsZo GP”), IsZo Capital Management LP (“ICM”) and Brian Sheehy.
(6)
Includes 98,162 shares of Common Stock held directly through a 401(k) plan account, 199,080 shares of Common Stock held directly through IRA accounts of David Portnoy, 790,472 shares he owns individually, 152,882 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 102,586 shares of Common Stock held by spouse, 9,974 shares held by David Portnoy as custodian for his minor son; 10,783 shares held by David Portnoy as custodian for his minor son; 11,352 shares held by David Portnoy as custodian for his minor son; 11,352 shares held by David Portnoy as custodian for his minor son; 9,122 shares held by David Portnoy as custodian for his minor daughter; and 15,611 shares held by David Portnoy as custodian for his minor daughter. Includes 144,240 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.
(7)
Includes 42,266 shares of Common Stock held directly through a 401(k)-plan account, 762,514 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 121,681 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.
(8)
Includes 2,650 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.
(9)
Includes 50,750 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.
(10)
Includes 9,833 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.
(11)
Includes 59,999 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.
(12)
Includes 389,153 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 16, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Wipfli LLP ("Wipfli") for the audit of the Company’s financial statements for the fiscal year ended November 30, 2021 and November 30, 2020, audit related services rendered by Wipfli for the fiscal year ended November 30, 2021 and November 30, 2020, tax services rendered by Wipfli for fiscal year ended November 30, 2021 and November 30, 2020.

	2021	2020
Audit fees	$240,104	$235,000
Audit related fees	—	1,500
Tax fees	53,000	58,837
Other	—	—
Total	$293,104	$295,337

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2021 and November 30, 2020 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accountants during the fiscal years ended November 30, 2021 and November 30, 2020 related primarily to the accounting consultations.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2021 and November 30, 2020.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2021 and November 30, 2020.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013
10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012
10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.
10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015
10.39 (21)	Rights Agreement dated December 5, 2014
10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015
10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.
10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015
10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015
10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.
10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.
10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.

10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
10.55 (33)	Patent Option Agreement
10.56 (34)	2020 Employment Agreement for David Portnoy
10.57 (34)	2020 Employment Agreement for Mark Portnoy
10.58 (35)	2021 Employment Agreement for Oleg Mikulinsky
10.59	First Amendment to License Agreement
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
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

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2020.
(34)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2021.
(35)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2021.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 22, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 22, 2022

/s/ Mark Portnoy	Co-Chief Executive Officer	February 22, 2022
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial and accounting officer)	February 22, 2022

/s/ Harold Berger	Director	February 22, 2022
Harold Berger

/s/ Daniel Mizrahi	Director	February 22, 2022
Daniel Mizrahi