Form 10-Q
period 2022-02-28
CRYO CELL INTERNATIONAL INC
filed 2022-04-13
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 13, 2022, 8,460,380 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	November 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$2,144,631	$8,263,088
Marketable securities	472,369	75,412
Accounts receivable (net of allowance for
doubtful accounts of $3,126,474 and $3,078,439, respectively)	5,151,565	5,253,173
Prepaid expenses	537,726	558,413
Inventory, current portion	927,568	921,213
Other current assets	483,542	711,208
Total current assets	9,717,401	15,782,507
Property and Equipment-net	3,804,823	3,230,204
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	14,411,608	14,651,802
Intangible assets, net	1,535,597	1,559,693
Inventory, net of current portion	9,655,372	9,695,363
Goodwill	1,941,411	1,941,411
Deferred tax assets	12,010,133	12,010,133
Operating lease right-of-use asset	839,889	916,493
Deposits and other assets, net	584,064	566,470
Total other assets	41,286,074	41,649,365
Total assets	$54,808,298	$60,662,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,847,733	$1,489,774
Accrued expenses	2,103,953	3,057,386
Note payable	1,129,454	1,898,065
Current portion of operating lease liability	315,860	312,067
Current portion of Duke license agreement liability	1,933,004	4,957,591
Deferred revenue	9,057,085	9,358,696
Total current liabilities	16,387,089	21,073,579
Other Liabilities
Deferred revenue, net of current portion	32,153,053	31,274,214
Contingent consideration	610,938	727,371
Operating lease long-term liability	530,941	610,989
Duke license agreement liability	-	1,916,609
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	34,169,932	35,404,183
Total liabilities	50,557,021	56,477,762
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,675,772 issued and 8,490,898 outstanding as of February 28, 2022 and 14,665,772 issued and 8,557,326 outstanding as of November 30, 2021)	146,758	146,658
Additional paid-in capital	41,650,379	41,586,583
Treasury stock, at cost	(21,641,714)	(20,812,734)
Accumulated deficit	(15,904,146)	(16,736,193)
Total stockholders' equity	4,251,277	4,184,314
Total liabilities and stockholders' equity	$54,808,298	$60,662,076

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2022	2021
Revenue:
Processing and storage fees	$7,157,486	$6,738,631
Public banking revenue	82,845	83,986
Product revenue	18,200	38,000
Total revenue	7,258,531	6,860,617
Costs and Expenses:
Cost of sales	2,103,202	2,012,197
Selling, general and administrative expenses	3,375,954	3,433,312
Change in fair value of contingent consideration	(116,433)	152,394
Research, development and related engineering	147,220	6,190
Depreciation and amortization	278,166	21,263
Total costs and expenses	5,788,109	5,625,356
Operating Income	1,470,422	1,235,261
Other Expense:
Losses on marketable securities	(8,642)	(2,576)
Other income	9	25
Interest expense	(306,095)	(280,219)
Total other expense	(314,728)	(282,770)
Income before income tax expense	1,155,694	952,491
Income tax expense	(323,647)	(258,901)
Net Income	$832,047	$693,590
Net income per common share - basic	$0.10	$0.09
Weighted average common shares outstanding - basic	8,527,031	7,570,913
Net income per common share - diluted	$0.10	$0.08
Weighted average common shares outstanding - diluted	8,748,183	8,198,591

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2022	2021
Cash flows from operating activities:
Net income	$832,047	$693,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	396,112	72,489
Change in fair value of contingent consideration	(116,433)	152,394
Losses on marketable securities	8,642	2,576
Compensatory element of stock options	31,896	84,818
Provision for doubtful accounts	164,388	90,854
Amortization of debt issuance costs	6,389	19,682
Amortization of operating lease right-of-use asset	76,604	66,620
Changes in assets and liabilities:
Accounts receivable	(62,780)	593,114
Prepaid expenses	20,687	100,975
Inventory	33,636	109,928
Other current assets	227,666	(70,028)
Deposits and other assets, net	(17,594)	(98,675)
Accounts payable	357,959	(97,258)
Accrued expenses	(953,433)	559,087
Operating lease liability	(76,255)	(65,504)
Deferred revenue	577,228	447,380
Net cash provided by operating activities	1,506,759	2,662,042
Cash flows from investing activities:
Purchases of property and equipment	(647,637)	(11,978)
Purchase of patent option agreement	—	(150,000)
Payment of Duke license agreement	(5,000,000)	—
Purchases of marketable securities	(405,599)	—
Net cash used in investing activities	(6,053,236)	(161,978)
Cash flows from financing activities:
Treasury stock purchases	(828,980)	-
Repayments of note payable	(775,000)	(1,775,000)
Proceeds from the exercise of stock options	32,000	191,622
Net cash used in financing activities	(1,571,980)	(1,583,378)
(Decrease) increase in cash and cash equivalents	(6,118,457)	916,686
Cash and cash equivalents - beginning of period	8,263,088	10,361,125
Cash and cash equivalents - end of period	$2,144,631	$11,277,811

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$—	$780,070
Patent option agreement credit to purchase of patents and licenses	$—	$500,000
Liabilities incurred for the purchase of patents and licenses	$—	$15,242,161

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended February 28, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	10,000	100	31,900			32,000
Compensatory element of stock options			31,896			31,896
Treasury stock				(828,980)		(828,980)
Net income					832,047	832,047
Balance at February 28, 2022	14,675,772	$146,758	$41,650,379	$(21,641,714)	$(15,904,146)	$4,251,277

	For the Three Months Ended February 28, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Exercise of stock options	25,300	253	191,369			191,622
Compensatory element of stock options			84,818			84,818
Net income					693,590	693,590
Balance at February 28, 2021	13,658,938	$136,589	$36,857,787	$(20,563,357)	$(18,126,124)	$(1,695,105)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

Note 1 - Description of Business, Basis of Presentation and Significant Accounting Policies

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in three reportable segments: (1) cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use (2) the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells and (3) cryogenic storage of umbilical cord blood stem cells for public use. Revenues for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. Revenue for the cryogenic storage of umbilical cord blood stem cells for public use, stored at Duke University (see below), is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”), which distributes the cord blood units to transplant centers located in the United States and around the world. The Company’s headquarters facility in Oldsmar, Florida handles all aspects of its U.S.-based business operations including the processing and storage of specimens, including specimens obtained from certain of its licensees’ customers. The specimens are stored in commercially available cryogenic storage equipment.

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2022 and November 30, 2021, the related Consolidated Statements of Income for the three months ended February 28, 2022 and 2021, Cash Flows for the three months ended February 28, 2022 and 2021 and Stockholders’ Equity for the three months ended February 28, 2022 and 2021 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2022 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2022.

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

Significant financing component

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. For all plans being annual, twenty-one years and lifetime, the storage fee is billed at the beginning of the storage period (prepaid plans). The Company also offers payment plans (including a stated service fee) for customers to pay over time for a period of one to twenty-four plus months. The one-time plan includes the collection kit, processing and testing, return medical courier service and twenty-one years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the customer. The Company concluded that a significant financing component is not present within either the prepaid or overtime payment plans. The Company has determined that the twenty-one year and life-time prepayment options do not include a significant financing component as the payment terms were structured primarily for reasons other than the provision of financing and to maximize profitability.

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

As of February 28, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $41,210,138, which will be recognized ratably on a straight-line basis over the contractual period of which $9,057,085, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 28, 2022, the Company recorded $15,152 in commission payments to customers under the RAF program as a reduction to revenue. During the three months ended February 28, 2021, the Company recorded $13,507 in commission payments to customers under the RAF program as a reduction to revenue. For the three months ended February 28, 2022, the Company capitalized additional contract acquisition costs of $24,589, net of amortization. For the three months ended February 28, 2021, the Company capitalized additional contract acquisition costs of $18,262, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	February 28, 2022	November 30, 2021
Contract assets (sales commissions)	$553,116	$535,522
Accounts receivables	$5,151,565	$5,253,173
Short-term contract liabilities (deferred revenue)	$9,057,085	$9,358,696
Long-term contract liabilities (deferred revenue)	$32,153,053	$31,274,214

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 28, 2022 and 2021.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at February 28, 2022
Contract assets (sales commissions)	$535,522	$24,589	$(6,995)	$553,116
Accounts receivables	$5,253,173	$8,749,914	$(8,851,522)	$5,151,565
Contract liabilities (deferred revenue)	$40,632,910	$3,997,047	$(3,419,819)	$41,210,138

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at February 28, 2021
Contract assets (sales commissions)	$466,141	$18,262	$(6,033)	$478,370
Accounts receivables	$6,322,960	$8,402,508	$(9,086,476)	$5,638,992
Contract liabilities (deferred revenue)	$36,384,360	$3,711,251	$(3,263,871)	$36,831,740

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 28, 2022, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 was recognized during the fourth quarter of fiscal 2021 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2022 and 2021, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2022 and 2021.

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

Leases

The Company recognizes leases in accordance with ASU 2016-02, Leases (Topic 842). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and as short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases.

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

Stock Compensation

As of February 28, 2022, the Company has two stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements. The Company’s stock-based employee compensation plan became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting. The Company recognized approximately $32,000 and $85,000 for the three months ended February 28, 2022 and 2021 respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2022 and November 30, 2021, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at February 28, 2022 Using
Description	February 28, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$472,369	$472,369	$-	$-
Total	$472,369	$472,369	$-	$-
Liabilities:
Contingent consideration	$610,938	$-	$-	$610,938
Total	$610,938	$-	$-	$610,938

Contingent Consideration:
Beginning Balance as of November 30, 2021	$727,371
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of February 28, 2022	(116,433)
Ending balance as of February 28, 2022	$610,938

	Fair Value at	Fair Value Measurements at November 30, 2021 Using
Description	November 30, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$75,412	$75,412	$-	$-
Total	$75,412	$75,412	$-	$-
Liabilities:
Contingent consideration	$727,371	$-	$-	$727,371
Total	$727,371	$-	$-	$727,371

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($9,000) and ($3,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three months ended February 28, 2022 and 2021, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at February 28, 2022 and November 30, 2021. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has not yet adopted ASU 2016-13 and will continue to evaluate the impact of ASU 2016-13 on its consolidated financial statements.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months ended February 28, 2022 and 2021:

	For the three months ended February 28,
	2022	2021
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,157,486	$6,738,631
PrepaCyte CB	18,200	38,000
Public cord blood banking	82,845	83,986
Total net revenue	$7,258,531	$6,860,617
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,714,672	$1,640,015
PrepaCyte CB	30,658	34,880
Public cord blood banking	357,872	337,302
Total cost of sales	$2,103,202	$2,012,197
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,765,213	$1,492,353
PrepaCyte CB	(19,403)	(3,777)
Public cord blood banking	(275,388)	(253,315)
Total operating profit	$1,470,422	$1,235,261
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$270,862	$14,368
PrepaCyte CB	6,944	6,895
Public cord blood banking	360	—
Total depreciation and amortization	$278,166	$21,263
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$306,095	$280,219
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$306,095	$280,219

The following table shows the assets by segment as of February 28, 2022 and November 30, 2021:

	As of	As of
	February 28, 2022	November 30, 2021
Assets:
Umbilical cord blood and cord tissue stem cell service	$44,302,449	$50,170,887
PrepaCyte CB	272,372	250,591
Public cord blood banking	10,233,477	10,240,598
Total assets	$54,808,298	$60,662,076

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers Public Cord Blood Inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 was recognized during the fourth quarter of fiscal 2021 to reduce inventory from cost to net realizable value.

The components of inventory at February 28, 2022 and November 30, 2021 are as follows:

	As of February 28, 2022	As of November 30, 2021
Raw materials	$—	$—
Work-in-process	366,416	357,686
Work-in-process – Public Bank	—	—
Finished goods	40,347	29,821
Finished goods – Public Bank	10,154,517	10,193,789
Collection kits	29,378	42,998
Inventory reserve	(7,718)	(7,718)
Total inventory	$10,582,940	$10,616,576

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

Intangible assets were as follows as of February 28, 2022 and November 30, 2021:

	Useful lives	February 28, 2022	November 30, 2021
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(90,193)	(80,159)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(207,571)	(201,709)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(8,116)	(7,916)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(120,000)	(112,000)
Net Intangible Assets		$1,535,597	$1,559,693

Amortization expense of intangibles was approximately $24,000 and $17,000 for the three months ended February 28, 2022 and 2021, respectively.

Note 5 – Notes Payable

On August 20, 2016, the Company entered into a Credit Agreement (“Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Credit Agreement, on August 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated August 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 which was extended to June 2022 pursuant to the Second Amendment to Credit Agreement discussed below. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in the principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory

Note, in the principal amount of $15,500,000. As of the three months ended February 28, 2022 and 2021, the Company paid interest of $12,146 and $40,538, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2022 and 2021, $6,389 and $19,682, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of February 28, 2022 and November 30, 2021, the note payable obligation was as follows:

	February 28, 2022	November 30, 2021
Note payable	$1,133,433	$1,908,433
Unamortized debt issuance costs	(3,979)	(10,368)
Net note payable	$1,129,454	$1,898,065

Interest expense on the note payable for the three months ended February 28, 2022 and 2021 was as follows:

	February 28, 2022	February 28, 2021
Interest expense on notes payable	$12,146	$40,538
Debt issuance costs	6,389	19,682
Total interest expense	$18,535	$60,220

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	For the three months ended
	February 28, 2022	February 28, 2021
Numerator:
Net income	$832,047	$693,590
Denominator:
Weighted-average shares outstanding-basic	8,527,031	7,570,913
Dilutive common shares issuable upon exercise of stock options	221,152	627,678
Weighted-average shares-diluted	8,748,183	8,198,591
Income per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.08

For the three months ended February 28, 2022, the Company excluded the effect of 11,484 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2021, the Company excluded the effect of 39,000 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of February 28, 2022, and November 30, 2021, there were 45,000 and 75,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2022, there were no shares available for future issuance under the 2006 Plan. The 2006 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2006 Plan on or after the 10-year anniversary of the effective date of the Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In August 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of February 28, 2022, there were 428,427 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2021, there were 460,943 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2022, there were no shares available for future issuance under the 2012 Plan. The 2012 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2012 Plan on or after the 10-year anniversary of the effective date of the 2012 Plan, which is December 1, 2011.

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

There were no options granted during the three months ended February 28, 2022 and 2021.

Stock option activity for options with only service-based vesting conditions for the three months ended February 28, 2022, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2021	537,443	$5.76	5.22	$3,564,067
Granted	—	—		—
Exercised	(10,000)	3.20		87,000
Expired/forfeited	(52,516)	5.06		180,926
Outstanding at February 28, 2022	474,927	$5.89	4.58	$1,151,473
Exercisable at February 28, 2022	420,911	$5.46	4.37	$1,148,491

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2022 or November 30, 2021 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three months ended February 28, 2022, the Company issued 10,000 common shares to option holders who exercised options for $32,000.

During the three months ended February 28, 2021, the Company issued 25,300 common shares to option holders who exercised options for $191,622.

Significant option groups outstanding and exercisable at February 28, 2022 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	7,500	1.39	$1.95	7,500	$1.95
$2.01 to $3.00	15,000	1.38	$2.22	15,000	$2.22
$3.01 to $4.00	179,729	4.02	$3.14	179,729	$3.14
$6.01 to $7.00	3,833	4.35	$6.52	3,833	$6.52
$7.01 to $8.00	230,381	4.96	$7.63	207,445	$7.59
$9.01 to $10.00	27,000	5.95	$9.40	2,100	$9.10
$12.01 to $13.00	11,484	8.90	$12.63	5,304	$12.63
	474,927	4.58	$5.89	420,911	$5.46

A summary of the status of the Company’s non-vested options as of February 28, 2022, and changes during the three months ended February 28, 2022, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2021	63,034	$4.99
Granted	—	—
Vested	(4,602)	6.27
Forfeited	(4,416)	7.98
Non-vested at February 28, 2022	54,016	$4.63

As of February 28, 2022, there was approximately $171,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan and the 2012 Plan. The cost is expected to be recognized over a weighted-average period of 2.59 years as of February 28, 2022. The total fair value of shares vested during the three months ended February 28, 2022 was approximately $29,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the three months ended February 28, 2022 and 2021 was approximately $0 and $40,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of February 28, 2022, there was no unrecognized compensation cost related to the non-vested options of common stock.

Performance and market-based vesting condition options

There were no market-based vesting condition options for the three months ended February 28, 2022 and 2021.

On May 18, 2018, the Company entered into an Amendment Agreement (the "Amendment Agreement"), effective December 1, 2017, amending certain terms of Oleg Mikulinsky's Employment Agreement dated March 5, 2012, as previously amended. Per the Amendment Agreement, based upon certain performance criteria, the Company is required to grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair of these options that vested through the three months ended February

28, 2022 and February 28, 2021 was approximately $0 and $200 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of these options that vested through three months ended February 28, 2022 and February 28, 2021 was approximately $0 and $1,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of February 28, 2022, there was no unrecognized compensation cost related to the non-vested options of common stock.

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

Per the License and Royalty Agreement with LifeCell, there is a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company approximately $9,900,000 as of February 22, 2022. The balance of approximately $100,000 is reflected as Accounts Receivable on the accompanying consolidated balance sheets. As of November 30, 2020, the Company has recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama.

Note 9 – Commitments and Contingencies

Employment Agreements

The Company has employment agreements in place for certain members of management. These employment agreements are for periods ranging from one to two years and contain certain provisions for severance payments in the event of certain events, including termination or change of control.

Legal Proceedings

The Company is not currently a party to any legal proceedings. However, from time to time, the Company may be subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. It is possible, if the Company becomes subject to any such proceeding, that there could be an unfavorable ultimate outcome for or resolution of any such claim, which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

As of February 28, 2022, the Company had repurchased an aggregate of 6,190,384 shares of the Company’s common stock at an average price of $3.50 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 76,428 (at an average price of $10.85 per share) and no shares of the Company’s common stock during the three months ended February 28, 2022 and 2021, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2022 and November 30, 2021. As of February 28, 2022 and November 30, 2021, 6,190,384 and 6,113,956 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, February 28, 2022, the Company repurchased 33,518 of additional shares of the Company’s common stock, at an average price of $7.71 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 28, 2022 and November 30, 2021:

	February 28, 2022	November 30, 2021
Assets
Operating lease right-of-use asset	$839,889	$916,493
Liabilities
Current portion of operating lease liabilities	$315,860	$312,067
Operating lease long-term liabilities	530,941	610,989
Total lease liability	$846,801	$923,056

The maturity of the Company’s lease liabilities at February 28, 2022 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2022 (remaining 9 months)	$255,137
2023	313,996
2024	295,086
2025	24,591
Less: Imputed interest	(42,009)
Present value of lease liabilities	$846,801

The remaining lease term and discount rates are as follows:

	February 28, 2022	November 30, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.83	3.08
Discount rate (percentage)
Operating lease	3.5%	3.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	February 28, 2022	February 28, 2021
Operating cash outflows from operating leases	$85,964	$71,566

Note 12 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. The pandemic and government measures taken in response have had a significant adverse impact, both direct and indirect, on our business and the economy. The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales. We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

On February 23, 2021, pursuant to the Option, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke, pursuant to which Duke has granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes.

Duke has completed or in progress a total of 19 FDA approved clinical trials related to the Duke License Agreement. The Company intends to fund additional clinical trials, as necessary, to provide the proof of efficacy that is required by the FDA to issue BLAs for some or all of the indications mentioned above.

In addition, Duke has provided its manufactured MSCs for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. If the Duke MSCs prove to be the most efficacious, the Company intends to design and fund a Phase 3 registration trial for that indication. The readout from the Emory trial is expected in the summer of 2022.

The Company has purchased 8,800 square feet in a medical condominium building in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA has granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. The Company intends to file an IND to conduct a clinical trial for either cerebral palsy or autism and will ask for similar rights to treat pediatric patients with certain neurological disorders (such as CP or autism) at its clinic. There can be no assurance that the FDA will approve of this or any IND filed by the Company.

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

The Company is required to pay Duke a license fee equal to $12,000,000, of which $10,000,000 has been paid to date and an additional $2,000,000 is due on February 23, 2023. In addition, during the Royalty Term, subject to certain minimum royalties, the

Company is required to pay Duke royalties based on a portion of the net sales varying from 7%—12.5% based on volume. The Company is also obligated to pay certain legal fees and expenses associated with related patents.

Unless the Agreement is terminated or renegotiated as permitted per the Agreement, the Company is also required to pay Duke minimum annual royalties beginning on the second anniversary of the effective date as follows:

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

On February 4, 2022, the Company entered into a First Amendment to License Agreement ( the "Amendment") with Duke. The Amendment changes the requirements of the Company with regard to the minimum annual royalties payable to Duke. As amended, the minimum annual royalties are as follows:

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the three months ended February 28, 2022 and 2021, the Company recorded $240,193 and $0, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and

(3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. The Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients with autologous cord blood units during the fourth quarter of 2022.

Note 14 – Subsequent Event

On March 14, 2022, the Company entered into a $11.2 million purchase contract with Scannell Properties #502, LLC (“Scannell”) for a 56,000 square foot facility under construction located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). Scannell is constructing certain improvements upon the land, including but not limited to an approximately 56,000 square foot building to be utilized by Cryo-Cell. Pursuant to the Agreement, on March 16, 2022, the Company transferred an initial earnest deposit of $200,000. The Company intends to fund the purchase price with cash on hand, cash flow from operations and with future additional financing. Construction is expected to be completed by the time the Company acquires the New Facility in approximately 90 days. The consummation of the purchase is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. Although the Company believes that the acquisition is probable, there can be no assurance that the acquisition of this property will be consummated. If the New Facility is purchased, the Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs) and possibly the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof in the future.

The Company anticipates this New Facility will expand the Company’s cryopreservation and cold storage business by introducing a new service, ExtraVault (www.extravault.com). With over 30 years of experience in handling biological specimens for both research and clinical use, Cryo-Cell intends to leverage this expertise and offer these biorepository services to biopharmaceutical companies and healthcare institutions. The new facility is being constructed to offer state-of-the-art biologic, reagent and vaccine storage at cost effective prices. A robust inventory management system is planned to be implemented that Cryo-Cell believes will allow customers to view their own inventory through a customer portal and place distribution orders online. As a result, it is anticipated ExtraVault will provide expertise, experience, customer electronic access and cost sensitive solutions to the Company’s partners in the biopharma and healthcare industries.

On April 4, 2022, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a public offering of its common stock. The proposed maximum aggregate offering is $20,000,000 (exclusive of the underwriter's overallotment option). The Form S-1 has not yet been declared effective by the Securities and Exchange Commission. The Company can provide no assurance that it will consummate an offering under the Form S-1. The foregoing does not constitute an offer of any securities for sale.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan is subject to stockholder approval, which vote is expected to occur at the Company’s 2022 Annual Meeting. The 2022 Plan will reserve 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. The factors that might cause such differences include, among others:

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
(vi)
any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;
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
(xi)
any difficulties and increased expense in enforcing our international licensing agreements;
(xii)
any adverse performance by or relations with any of our licensees;
(xiii)
any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;
(xiv)
any inability to realize cost savings as a result of recent acquisitions;

(xv)
any inability to realize a return on an investment;
(xvi)
any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;
(xvii)
the success of our global expansion initiatives and product diversification;
(xviii)
our actual future ownership stake in future therapies emerging from our collaborative research partnerships;
(xix)
our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;
(xx)
any inability to successfully identify and consummate strategic acquisitions;
(xxi)
any inability to realize benefits from any strategic acquisitions;
(xxii)
the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;
(xxiii)
the Company’s ability to realize a profit on the acquisition of Cord:Use;
(xxiv)
the impact of the COVID-19 pandemic on our sales, operations and supply chain;
(xxv)
the Company's actual future competitive position in stem cell innovation;
(xxvi)
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
(xxvii)
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations and
(xxviii)
the other risk factors set forth in this Report under the heading "Risk Factors."

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Cryo-Cell International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Overview

The Company currently stores nearly 225,000 cord blood and cord tissue specimens for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company’s U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida.

Utilizing its infrastructure, experience and resources derived from its umbilical cord blood stem cell business, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. In 2011, the Company introduced its new cord tissue service, which stores a section of the umbilical cord tissue. The Company offers the cord tissue service in combination with the umbilical cord blood service.

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke University (“Duke”). The Duke Agreement grants the Company the rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. The Company plans to explore, test, and/or administer these treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Federal Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Pursuant to the Duke Agreement, the Company has been granted exclusive commercial rights to Duke’s granted exclusive commercial rights to Duke’s intellectual property assets, FDA regulatory data, clinical expertise and manufacturing protocols associated with various applications of cord blood and cord tissue stem cells. Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. The Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients with autologous cord blood units during the first quarter of 2023.

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

Hematopoietic stem cells are the building blocks of our blood and immune systems. They form the white blood cells that fight infection, red blood cells that carry oxygen throughout the body and platelets that promote healing. These cells are found in bone marrow where they continue to generate cells throughout our lives. Stem cells can be stored in a cryogenic environment, and upon thawing, infused into a patient. They can be returned to the individual from whom they were taken (autologous) or donated to someone else (allogeneic). An individual’s own bone marrow may be used for a transplant if the cancer has not entered the marrow system (metastasized). Otherwise, a marrow donor needs to be identified to provide the needed bone marrow. The availability of a marrow donor or matched stem cell specimen allows physicians to administer larger doses of chemotherapy or radiation in an effort to eradicate the disease. Stem cell therapies and transplants are used for both cancerous and non-cancerous diseases.

Stem cells are found in umbilical cord blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 40,000 cord blood stem cell transplants have been performed to date. The Company believes that many parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Today, stem cell transplants are known and accepted treatments for at least 78 diseases, we believe, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

Our Cord Blood Stem Cell Storage Services

The Company enters into storage agreements with its clients under which the Company charges a fee for the processing and testing and first year of storage of the umbilical cord blood. Thereafter, the client is charged an annual fee to store the specimen, unless the client entered into an 18-year pre-paid storage plan or a lifetime pre-paid storage plan.

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

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company is currently seeking a new building to house its stored specimens. If this facility is purchased, the Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions storage services, to set up a cellular therapy laboratory to manufacture MSCs and possibly the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof in the future.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores nearly 225,000 cord blood and cord tissue specimens,

•	Our facility’s status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kits,

•	7-day per week processing capability, and

•

a payment warranty under which the Company agrees to pay $50,000 (effective February 1, 2012 this payment was increased to $75,000 for new clients, effective June 1, 2017 this payment was increased to $100,000 for new clients that choose our premium cord blood processing method, PrepaCyte® CB Processing System (“PrepaCyte CB”)) to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions.

Cord Tissue

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of MSCs, which have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions.

In June 2018, the Company acquired substantially all of the assets of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use(the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”), which included both public (PHS 351) and private (PHS 361) banks. The Company closed the Cord:Use location and maintains its operations in Oldsmar, Florida. The new PHS 351 product is distributed under an IND (10-CBA) maintained by the National Marrow Donor Program (“NMDP”). The Company has continued the contract with Duke initiated by Cord:Use to manufacture, test, cryopreserve, store and distribute the public cord blood units. As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke, expiring on January 31, 2025, for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2021, the Company had approximately 6,000 cord blood units in inventory. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The public units are listed on the NMDP Single Point of Access Registry and are available to transplant centers worldwide. The Company is reimbursed via cost recovery for public cord blood units distributed for transplant through the NMDP.

Pursuant to the Purchase Agreement, Cord:Use is entitled to an earn out from the Company’s sale of the Public Cord Blood Inventory from and after closing. Each calendar year after the closing, the Company is required to pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000 up to an aggregate amount of $200,000,000. Such payments are to be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by the Company in excess of the initial $500,000 retained by the Company during such year, the Company is also required to deliver its common stock to Cord:Use, up to an aggregate total value of $5,000,000. As of November 30, 2021, the Company has delivered 465,426 shares at $7.52 per share of its common stock to Cord:Use.

The Public Cord Blood Inventory creates a large, ethnically diverse, high-quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in Florida, Arizona, California, Michigan and Washington. The Company’s public inventory is stored at Duke in North Carolina, and the cord blood units are sold through the NMDP located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

In connection with its acquisition of Cord:Use, the Company acquired 665,287 shares of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation (“Tianhe”). We believe these shares represent approximately 5% of the Tianhe capital stock. In addition to the other amounts payable to Cord:Use, pursuant to the Cord:Use Asset Purchase Agreement, the Company agreed to pay Cord:Use (1) the Tianhe Sales Earnout; (2) the Tianhe Valuation Earnout; and (3) the Tianhe Recap Earnout (collectively hereinafter referred to as the “Earnout Payments”), which are further discussed below.

If the Company generates more than $500,000 in gross profits from the sale of the Tianhe capital stock (whether in a single transaction or series of transactions) (each, a “Tianhe Sale Event”), the Company is obligated to pay Cord:Use 7% of the gross profits derived from such sale in excess of $500,000 in gross profits (collectively, the “Eligible Profits”), payable in a number of shares of common stock of the Company (the “Tianhe Sales Earnout”) equal to the quotient of the dollar amount of the Eligible Profits divided by the average of the closing sale prices of common stock during the 30 consecutive full trading days ending at the closing of trading on the trading day immediately prior to the date the Tianhe Sale Event. “Gross profit”, for these purposes, means the gross sale price of each share of Tianhe Stock sold pursuant to the Tianhe Sales Event minus (x) 0.43 per share and (y) all reasonable and documented transaction expenses (paid to third parties) directly related to the sale of the Tianhe Stock.

In the event a Tianhe Sale Event has not occurred on or before the five year anniversary of the Closing Date of the Cord:Use Asset Purchase Agreement, then the Company and Cord:Use will select an independent valuator to determine the fair market value of the Tianhe Stock owned by the Company and the Company will pay Cord:Use the Tianhe Valuation Earnout, which is 7% of the gross profits that would have been derived from a hypothetical sale of Tainhe capital stock, provided, that, notwithstanding the foregoing, in the Company’s sole discretion, the Company may, instead of issuing shares of its common stock, transfer 7% of its Tianhe Stock to Cord:Use in full payment of the Tianhe Valuation Earnout.

Additionally, if the Company, at any time after the Closing Date of the Cord:Use Asset Purchase Agreement, purchases additional shares of Tianhe Stock so that its aggregate holdings exceeds a majority percentage interest of the capital stock of Tianhe (the “Tianhe Recap Event”), the Company is required to pay to Cord:Use an additional amount equal to 10% of the value (based on the purchase price paid by the Company) of such additional shares of Tianhe Stock equal to the difference between the price paid for the shares as of the Closing Date and the additional shares of Tianhe Stock acquired thereafter, payable in shares of common stock of the Company.

ExtraVault

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company has been evaluating new sites to house its stored specimens. On March 14, 2022, the Company entered into a $11.2 million purchase contract with Scannell Properties #502, LLC (“Scannell”) for a 56,000 square foot facility under construction located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). Scannell is constructing certain improvements upon the land, including but not limited to an approximately 56,000 square foot building to be utilized by Cryo-Cell. Construction is expected to be completed by the time the Company acquires the New Facility in approximately 90 days. The consummation of the purchase is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. Although the Company believes that the acquisition is probable, there can be no assurance that the acquisition of this property will be consummated. If the New Facility is purchased, the Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs) and possibly the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof in the future.

The Company anticipates this New Facility will expand the Company’s cryopreservation and cold storage business by introducing a new service, ExtraVault (www.extravault.com). With over 30 years of experience in handling biological specimens for both research and clinical use, Cryo-Cell intends to leverage this expertise and offer these biorepository services to biopharmaceutical companies and healthcare institutions. The new facility is being constructed to offer state-of-the-art biologic, reagent and vaccine storage at cost effective prices. A robust inventory management system is planned to be implemented that Cryo-Cell believes will allow customers to view their own inventory through a customer portal and place distribution orders online. As a result, it is anticipated ExtraVault will provide expertise, experience, customer electronic access and cost sensitive solutions to the Company’s partners in the biopharma and healthcare industries.

Marketing

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

The Company has a national team of field cord blood educators who increase awareness of the benefits of storing cord blood and cord tissue to the Company’s clinical referral sources, including physicians, midwives and hospitals and to expectant parents. Other promotional activities include internet advertisements and telemarketing activities. In addition, the Company exhibits at conferences, trade shows and other meetings attended by pregnant women and/or medical professionals. Significant portions of client referrals to the Company are from medical caregiver professionals.

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

The Company intends to continue offering cord blood and cord tissue banking services to expectant parents and relying on both online advertising and its national team of field cord blood educators to enroll new clients. A significant portion of its new enrollments are generated from returning customers and referrals. Many of the Company’s clients choose to enter into either multiyear storage contracts, which results in deferred revenues that are recognized over the life the storage contracts.

Our public units are listed on the NMDP registry, which is connected to all other major international registries. NMDP has a contract with the Health Resources & Services Administration (HRSA), part of the Human Health Services Department of the US government, to be the single point of access for bone marrow, peripheral blood and cord blood for transplant centers needing stem cells for transplant.

Additionally, the Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama.

Corporate Information

We are a Delaware corporation that was incorporated in 1989. Our executive offices are located at 700 Brooker Creek Blvd, Suite 1800, Oldsmar, Florida 34677 and our telephone number at such office is (813) 749-2100. Our website address is https://www.cryo-cell.com. Information contained on our website is not deemed part of this prospectus.

Results of Operations – Three-Month Period Ended February 28, 2022 Compared to the Three-Month Period Ended February 28, 2021

Revenue. Revenue for the three months ended February 28, 2022 was $7,258,531 as compared to $6,860,617 for the same period in 2021. The increase in revenue was in part due to a 6% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 6% increase in recurring annual storage fee revenue and a 4% increase in the number of new domestic cord blood specimens processed in the first three months of fiscal 2022 versus the same period in 2021.

Product Revenue. For the three months ended February 28, 2022, revenue from the product sales was $18,200 compared to $38,000 for the three months ended February 28, 2021. The decrease in revenue is due to what the Company believes is a temporary change in customer demand.

Public Cord Blood Banking Revenue. For the three months ended February 28, 2022, revenue from the public cord blood banking sales was $82,845 compared to $83,986 for the three months ended February 28, 2021. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended February 28, 2022 was $2,103,202 as compared to $2,012,197 for the same period in 2021, representing a 5% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $51,000 for the three months ended February 28, 2022 and 2021, respectively. Cost of Sales also includes $30,658 and $34,880 for the three months ended February 28, 2022 and 2021, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $357,872 and $337,302 for the three months ended February 28, 2022 and 2021, respectively, related to the public banks. The increase in cost of sales for the three months ended February 28, 2022 versus February 28, 2021 is due to the increase in the number of new domestic cord blood specimens processed during the three months ended February 28, 2022 versus February 28, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2022 were $3,375,954 as compared to $3,433,312 for the 2021 period representing a 2% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2022 were $147,220 as compared to $6,190 for the 2020 period. The increase for the three months ended February 28, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 13).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended February 28, 2022 was $278,166 compared to $21,263 for the 2021 period. The increase in depreciation and amortization is the result of the Duke License Agreement as described above (see Note 13).

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended February 28, 2022 was a decrease of $116,433 compared to an increase of $152,394 for the 2021 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of February 28, 2022. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended February 28, 2022, was $306,095 compared to $280,219 during the comparable period in 2021, of which, $18,535 and $60,220, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5. Interest expense also includes of $228,756 and $219,999 as of the three months ended February 28, 2022 and 2021, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended February 28, 2022 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Income Taxes. U.S. income tax expense for the three months ended February 28, 2022 was $323,647 compared to $258,901 for the three months ended February 28, 2021.

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

Liquidity and Capital Resources

On May 20, 2016, the Company entered into a Credit Agreement (“Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Credit Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB.

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

The TCB loan bears interest at a rate of 3.75% per annum plus LIBOR, payable monthly, and matures on June 2022. See Note 5.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At February 28, 2022, the Company had cash and cash equivalents of $2,144,631 as compared to $8,263,088 at November 30, 2021. The decrease in cash and cash equivalents during the three months ended February 28, 2022 was primarily attributable to the following:

•
Net cash provided by operating activities for the three months ended February 28, 2022 was $1,506,759, which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the three months ended February 28, 2021 was $2,662,042, which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the three months ended February 28, 2022 was $6,053,236 which was primarily attributable to $647,637 used to purchase equipment, $405,599 used to purchase marketable securities and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).
•
Net cash used in investing activities for the three months ended February 28, 2021 was $161,978 which was primarily attributable $11,978 used to purchase property, equipment and software and $150,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).
•
Net cash used in financing activities for the three months ended February 28, 2022 was $1,571,980 which was primarily attributable to the payments of $775,000 to partially repay the TCB note payable described above and $828,980 used to repurchase the Company's common stock which was offset by the receipt of $32,000 from the exercise of stock options.
•
Net cash used in financing activities for the three months ended February 28, 2021 was $1,583,378 which was primarily attributable to the payments of $1,775,000 to repay the TCB note payable described above offset by the receipt of $191,622 from the exercise of stock options.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations, together with external sources of capital, will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, developing its infusion services at the Cryo-Cell Institute for Cellular Therapies and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. The Company is considering the possibility of seeking additional equity or debt financing. However, there can be no assurances the Company will be able to obtain additional financing on favorable terms or at all. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 13) and to develop its biopharmaceutical manufacturing capabilities related to mesenchymal stromal cells derived from umbilical cord tissue.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 22, 2022. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures were fully effective, and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

The information set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02(e) of Form 8-K.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan is subject to stockholder approval, which vote is expected to occur at the Company’s 2022 Annual Meeting. The 2022 Plan will reserve 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings. However, from time to time, the Company may be subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business. It is possible, if the Company becomes subject to any such proceeding, that there could be an unfavorable ultimate outcome for or resolution of any such claim, which could be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

Risk Related to our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made. You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations.

Our common stock may be delisted from Nasdaq if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from the exchange. These continued listing standards include specifically enumerated criteria, including compliance with Nasdaq’s corporate governance requirements. We currently are not in compliance with Nasdaq’s requirement that we have three independent directors on our audit committee.

On January 19, 2022, we received a written notice (the “Notice”) from Nasdaq that our audit committee is comprised of two independent board members, and no longer complies with Nasdaq's audit committee requirement that the audit committee be comprised of at least three independent board members as set forth in Listing Rule 5605. In accordance with Nasdaq's Listing Rule 5605(c)(4) (“the “Rule”), Nasdaq provides a cure period in order to regain compliance. The cure period is until the earlier of the Company's next annual shareholders' meeting or September 20, 2022 or if the next annual shareholders' meeting is held before March 21, 2022, then the Company must evidence compliance no later than March 21, 2022. The Company must submit documentation, including the biography of any new director, evidencing compliance of the Rule no later than the compliance date described above. The Company is working diligently to comply with Nasdaq's audit committee requirements as set for in the Rule within the cure period provided by Nasdaq, and expects to evidence compliance to Nasdaq no later than the compliance date, but there can be no assurance that we will be able to maintain compliance and remain in compliance in the future.

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted from Nasdaq. Delisting of the common stock could depress the price of our stock, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

We may need to raise additional capital.

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require additional capital to pay for capital improvements and expenses associated with the Company’s infusion clinic (the opening of which is subject to the submission of an IND and FDA approval), to fund its proposed

ExtraVault business clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs, for capital expenditures for software enhancements, purchases of property and equipment and obligations under the Duke Agreement. The Company will consider financing all or a portion of these capital expenditures through borrowings under a line of credit, vendor financing or other financing sources. There can be no assurance that such capital, if needed, will be available.

We may not be able to successfully grow or operate our business.

Our business may decline, may not grow or may grow more slowly than expected. There can be no assurance that we will be able to grow or effectively operate our business. To the extent we are unable to achieve growth in our business we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business. Our success will depend in large part on widespread market acceptance of cryopreservation of stem cells. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to increase sales and marketing or to develop our technology and cord blood processing and storage systems, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and if sustained could have a material adverse effect on our business.

The Company’s operations and performance depend significantly on global and regional economic conditions.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. A downturn in the economic environment could also lead to increased credit and collectability risk on the Company’s receivables, limitations on the Company’s ability to issue new debt and reduced liquidity. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.

The COVID-19 pandemic has adversely impacted and is expected to have prolonged adverse impacts on our business and results of operations.

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world. The pandemic and government measures taken in response have had a significant adverse impact, both direct and indirect, on our business and the economy. There can be no assurance that our ability to continue our operations will not be disrupted in the future in case of a resurgence of the pandemic or related public health crisis from new mutations of the virus. The COVID-19 pandemic continues to evolve. The extent to which the pandemic impacts our business, liquidity and financial results will depend on future developments, such as the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, new mutations of the virus, the availability, the adoption and effectiveness of vaccines and treatments against the virus and its variants, travel restrictions and social distancing in the United States, the European Union China and other countries. If we experience prolonged shutdowns or other business disruptions in the future, our ability to conduct our business in the manner and within planned timelines could be materially adversely impacted, and our business and financial results may continue to be adversely affected.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused volatility in financial and other capital markets. There is no assurance that future resurgence of COVID-19 infections and further economic downturns will not cause volatilities in the capital markets, which may adversely impact the price of our stock and our ability to access capital markets, such as what occurred in March and April 2020 and at various times in 2021 upon the discovery of new variants.

If our umbilical cord blood stem cell storage services do not achieve continued market acceptance we will not be able to generate revenue necessary to support our business.

We anticipate that service fees from the processing and storage of umbilical cord blood stem cells will continue to comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners, and the time and expense required to accomplish such education and awareness of our services and its potential benefits could adversely affect market acceptance. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to continue to gain market acceptance of our services, we will not be able to generate sufficient revenue to remain profitable.

We may fail to successfully manufacture MSCs.

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stromal cells (“MSCs”). MSCs have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions are currently being used in many clinical trials. While there is much promise related to MSCs, we may fail to successfully manufacture and store MSCs, including as a result of negative results in clinical trials for efficacy.

Clinical development is lengthy and uncertain.

Our public blood bank research involves clinical testing, which is expensive, complex and lengthy, and subject to various regulations, including the “Common Rule.” The Common Rule is a rule of ethics in the United States regarding biomedical and behavioral research involving human subjects. It governed Institutional Review Boards for oversight of human research. It is encapsulated in the 1991 revision to the U.S. Department of Health and Human Services Title 45 CFR 46 Subparts A, B, C and D. Subpart A. The outcome of clinical tries is inherently uncertain. There is a high rate of attrition for product candidates proceeding through clinical trials and most investigational medicines that commence clinical trials are never approved as products. We may not be able to initiate, may experience delays in, or may have to discontinue clinical trials for our investigational treatments. We and our strategic collaborators, including Duke, also may experience unforeseen events during, or as a result of, any clinical trials that we or they conduct that could delay or prevent us or them from successfully developing our investigational medicines and gaining approval from regulators. Delays or other events that might prevent us from proceeding with clinical trials include:

•
regulators, Institutional Review Boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the outcome of our preclinical studies and our early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;
•
we may be unable to establish or achieve clinically meaningful endpoints for our studies;
•
if we make changes to our investigational medicines after clinical trials have commenced (which we have done in the past), we may be required to repeat earlier stages or delay later stages of clinical testing;
•
clinical trials of any investigational medicines may fail to show safety or efficacy, or produce negative or inconclusive results, and we may decide, or regulators may require us to conduct additional nonclinical studies or clinical trials, or we may decide to abandon product development programs; and
•
regulators may impose a complete or partial clinical hold on a trial, or we or our investigators, IRBs, or ethics committees may elect to suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to an unacceptable benefit-risk ratio.

Any delay in developing assays that are acceptable to the FDA or other regulators could delay the start of future clinical trials. Further, the FDA or other regulators may change the requirements for approval even after they have reviewed and commented on the design for clinical trials. Significant preclinical or nonclinical testing and studies or clinical trial delays for our investigational treatments could allow our competitors to bring products to market before we do.

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, we will be unable to generate revenues.

Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally. If we fail to obtain regulatory approval for our product candidates, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

•
limitations directly caused by, or restrictions imposed in response to, the COVID-19 pandemic, including our ability to conduct research and development and clinical trials, to engage or continue to engage with third-party contractors and suppliers or to comply with regulatory obligations relating to our business;

•
an inability to raise sufficient capital to commence, conduct, or complete clinical trials;

•
findings in nonclinical trials;

•
difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•
difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory Clinical trials also may be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the board overseeing the trial, or other regulatory authorities due to a number of factors, including:

•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•
inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•
inspection of manufacturing and drug packaging operations by regulatory authorities;

•
unforeseen safety issues or lack of effectiveness; and

•
lack of adequate funding to continue the clinical trial.

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of any of our product candidates, or will otherwise satisfy regulatory requirements. Our nonclinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which FDA or other governmental regulatory approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals or ongoing clinical trials, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

We may encounter such delays and rejection of our product candidates by the FDA or other regulatory authority may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, or changes in regulatory policy during the period of product development. More stringent regulatory approval processes in product clearance and enforcement activities could result in our experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market products based on our licensed, patented product candidates for different indications or to market updated products that represent extensions of our basic product candidates. In addition, we may not receive FDA approval to export our products based on our licensed, patented product candidates in the future, and countries to which products are to be exported may not approve them for import.

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

A failure in the performance of our cryopreservation storage facility or systems, or those of Duke could harm our business and reputation.

To the extent our cryopreservation storage service, or the storage by Duke with regard to our public cord blood specimens, is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Company or loss of bulk shipments to its secondary storage site, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

Because our industry is subject to rapid technological and therapeutic changes and new developments, our future success will depend on the continued viability of the use of stem cells.

Our success depends to a significant extent upon our ability to enhance and expand the use of and utility of our services so that they gain increased market acceptance. There can be no assurance that expectant parents will use our services or that our services will provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on our business, financial condition and results of operations. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells and our equipment obsolete and unmarketable. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services we provide.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our future success depends upon our ability to retain our key management and other personnel and will also depend in large part on our ability to attract and retain additional qualified software developers, bioinformaticists, operations personnel, sales and marketing personnel, and business development personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Tampa Bay are of Florida, where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel, especially in the area of sales. Failure to attract, assimilate, and retain personnel would have a material adverse effect on our business and potential growth.

Risk Related to Government Regulation

If we do not obtain and maintain necessary domestic regulatory registrations, approvals and comply with ongoing regulations, we may not be able to market our services in the United States.

We are subject to substantial regulation. We are required to register with the FDA under the Public Health Service Act because of our ongoing cellular storage business and are subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, we are required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. The Company is in compliance with these requirements, but not assurances can be made that we will be able to meet future regulatory requirements. The division of FDA which regulates HCT/Ps is the Center for Biologics Evaluation and Research (“CBER”). Since 2004, the FDA has formulated a “Tissue Action Plan” which consists of these three rules:

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

Upon execution of the acquisition of all of the assets of Cord:Use, the Company acquired the cord blood operations which included both public (PHS 351) and private (PHS 361) banks. The new PHS 351 product is distributed under an IND (10-CBA) maintained by the NMDP. The Company has continued the contract with Duke initiated by Cord:Use to manufacture, test, cryopreserve, store and distribute the public cord blood units. The units are listed on the NMDP Single Point of Access Registry and are available to transplant centers worldwide. The Company is reimbursed via cost recovery for public cord blood units distributed for transplant through the NMDP. The donation of cord blood units in the public cord blood banking program functions under The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Company adheres to HIPAA rules. The FDA does not require establishments that manufacture drugs (including biological products) and devices that are HCT/Ps for use under an investigational new drug application (IND) (21 CFR Part 312) to register and list their HCT/Ps until the HCT/P is approved through a biologics license application (BLA), new drug application (NDA), or premarket approval application (PMA); or cleared through a premarket notification submission (510(k)).

The PrepaCyte CB (Cord Blood) Processing System is intended for use in cell processing laboratories to process and store total nucleated cells (TNC) from human umbilical cord blood, prior to banking. The device is composed of a bag with separation media. The system is 510(k) cleared as a Class II device. The division of the FDA which regulates this product is the Center of Biologics Evaluation and Research (“CBER”). Approval to market the device was determined by the Office of Cellular, Tissue and Gene Therapies. The section of FDA Code of Federal Regulations (“CFR”) pertaining to medical device is 21 CFR 800s. The requirements for compliance to this section include annual registration of the device, listing of devices with the FDA, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.

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

We are subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling and disposal of that material. There are inherent risks in connection with the handling, storage, disposal, distribution, and/or use of the specimens. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulation and regulations of foreign jurisdictions, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Individuals who use or come in contact with the specimens may file claims related to their use and these claims could result in litigation that could be expensive to defend or result in judgements that exceed our resources and our insurance coverage. Any such litigations and judgement could adversely affect our business, financial condition and results of operations. Although we believe we are in compliance with all applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that would have an adverse effect on us.

Risks Related to International Operations

Our international operations are subject to risk and we may not be able to successfully protect our intellectual property.

International licenses of our technology and services account for a portion of our income and our international growth may be limited if we are unable to successfully manage our international activities. We are subject to a number of challenges that relate to our international business activities. Our growth and future license income and return on investments from these sources will be impacted by these challenges, which include:

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

•
the expense of entering into licensing and investment arrangements in new foreign markets;

•
changes in local political, economic, social, and labor conditions, which may adversely affect our business;

•
risks associated with trade restrictions and foreign import requirements, including the importation and exportation of our solutions, as well as changes in trade, tariffs, restrictions or requirements;

•
heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies;

•
fluctuations in currency exchange rates, which may make doing business with us less appealing as our contracts are generally denominated in U.S. dollars;

•
greater difficulty in enforcing contracts;

•
lack of brand awareness that can make commercializing our products more difficult and expensive;

•
management communication and integration problems resulting from cultural differences and geographic dispersion;

•
the uncertainty and limitation of protection for intellectual property rights in some countries;

•
potentially different pricing environments, longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•
uncertainty regarding liability for products and services, including uncertainty as a result of local laws and lack of legal precedent;

•
different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions; and

•
compliance with complex foreign and U.S. laws and regulations applicable to international operations may increase the cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy requirements, research ethics and compliance laws, anti-corruption laws, and anti- competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

The occurrence of any one of these risks could harm our international business and, consequently, our results of operations. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.

We are subject to the Foreign Corrupt Practices Act.

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

The Company’s business may be impacted by political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.

Political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions, such as the current Ukrainian-Russian conflict could harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, cellular network carriers and other partners. International trade disputes could result in tariffs and other protectionist measures that could adversely affect the Company’s business.

Already the Ukrainian-Russian conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have not experienced any direct impact from the conflict and, as our business is conducted primarily in the United States, we are probably less vulnerable than companies with international operations. Nevertheless, we will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

Risks Related to Information Technology

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

If we experience a significant breach of data security or disruption in our information systems, our business could be adversely affected.

We rely on various information systems to manage our operations and to store information, including sensitive data such as confidential business information and personally identifiable information. These systems have been and continue to be vulnerable to interruption or malfunction, including due to events beyond our control, and to unauthorized access, computer hackers, ransomware, viruses, and other security problems. Failure of these systems or any significant breach of our data security could have an adverse effect on our business and may materially adversely affect our operating results and financial condition.

Data security breaches could result in loss or misuse of information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, compelled compliance with breach notification laws, interruption to our operations, damage to our reputation or could otherwise have a material adverse effect on our business, financial condition and operating results. Companies throughout our industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. While we have implemented and continue to implement cybersecurity safeguards and procedures, these safeguards have been vulnerable to attack. As cyber threats continue to evolve, we may be required to expend additional resources to enhance our cybersecurity measures or to investigate or remediate any vulnerabilities or breaches.

Although we maintain insurance to protect ourselves in the event of a breach or disruption of certain of our information systems, we cannot ensure that the coverage is adequate to compensate for any damages that may be incurred.

Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable laws and regulations. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.

Some of our products contain open source software, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could harm our business.

We use open source software in our products and anticipate using open source software in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates throughout the world could be expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. We do not have any registered patents. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, which could be costly, time consuming, and prevent the use of our technology solution.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. These claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, customers and suppliers may curtail or stop using our services, and we may incur significant legal and financial exposure.

Our storage systems and the network infrastructure that are hosted by third-party providers involve the storage and transmission of healthcare data as well as proprietary information about organizations and programs, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third-party hosting service that we rely upon, or any number of other reasons and, as a result, an unauthorized party may obtain access to our suppliers’ or customers’ data. Although we have never had any breach of data in our third-party provider’s environment, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose suppliers and customers and we may have difficulty obtaining merchant processors or insurance coverage essential for our operations.

Risks Related to being a Public Company

We incur significant costs and demands as a result of operating as a public company.

We incur significant legal, accounting and other expenses to meet our obligations as a publicly traded company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to maintain director and officer liability insurance coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also requires, subject to an exemption for so long as we remain a “smaller reporting company,” an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Increasing scrutiny and changing expectations from investors, customers, and governments with respect to Environmental, Social and Governance (“ESG”) policies and practices may cause us to incur additional costs or expose us to additional risks.

There has been increasing public focus and scrutiny from investors, governmental and nongovernmental organizations, and customers on corporate ESG practices. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to respond to expectations of all parties could cause harm to our business and reputation and have a negative impact on the market price of our securities. New government regulations could also result in new regulations and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based upon shares of common stock outstanding as of February 28, 2022, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 39% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We may become subject to securities class action litigation, which can be expensive, divert management attention, and, if resolved unfavorably, expose us to significant liabilities.

We may become subject to litigation in the future that could result in substantial costs and a diversion of management’s resources and attention. In addition, any adverse determination from future litigation could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company,” meaning that we have a public float of less than $250 million, have annual revenues of less than $100 million during the most recently completed fiscal year and the value of our voting and nonvoting common stock held by non-affiliates on the last business day of our second fiscal quarter in that fiscal year is less than $700.0 million. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation, as amended, and bylaws, as amended, also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Certain provision of our charter, bylaws and Delaware law may delay, defer or prevent a tender offer or takeover attempt that public stockholders might consider in their best interest.

Certain provisions of Delaware law, our certificate of incorporation and our bylaws could have the effect of delaying, deferring or discouraging another party from acquiring control of us. These provisions, which are summarized below, are expected to discourage certain types of coercive takeover practices and inadequate takeover bids. These provisions are also designed, in part, to encourage persons seeking to acquire control of us to first negotiate with our board of directors.

Certificate of Incorporation and Bylaws. Our certificate of incorporation and bylaws include provisions that:

•

authorize the board of directors to issue, without stockholder approval, blank-check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by the board of directors;

•	establish advance notice requirements for stockholder nominations of directors and for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	provide that the board may increase the size of our board of directors and authorize the board to fill any vacancies on our board of directors by a majority of directors then in office;

•

authorize us to indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures; and

•

establish the Court of Chancery of the State of Delaware, unless the Corporation consents to an alternative forum, as the sole and exclusive forum for certain for any current or former shareholder (including a current or former beneficial owner) to bring any claim relating to an internal matter, other than as to any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

Delaware anti-takeover statute. We are subject to the provisions of Section 203 of the DGCL regulating corporate takeovers. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder unless:

•

prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; or

•

upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding, but not the outstanding voting stock owned by the interested stockholder, (1) shares owned by persons who are directors and also officers and (2) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or at or subsequent to the date of the transaction, the business combination is approved by the board of directors of the corporation and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66-2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the “interested stockholder” and an “interested stockholder” is a person who, together with affiliates and associates, owns or, within three years prior to the determination of interested stockholder status, did own 15% or more of a corporation’s outstanding voting stock. We expect the existence of this provision to have an anti-takeover effect with respect to transactions our board of directors does not approve in advance. We also anticipate that Section 203 may discourage business combinations or other attempts that might result in a premium over the market price for the shares of common stock held by our stockholders. The provisions of DGCL, our certificate of incorporation and our bylaws could have the effect of discouraging others from attempting hostile takeovers and, as a consequence, they may also inhibit temporary fluctuations in the market price of our common stock that often result from actual or rumored hostile takeover attempts. These provisions may also have the effect of preventing changes in our management. It is possible that these provisions could make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2021	13,519	$11.69	—	1,872,525
January 1 - 31, 2022	40,719	$11.38	—	1,831,806
February 1 - 28, 2022	22,190	$9.35	—	1,809,616

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.1 (3)	Patent and License Technology Agreement
10.2 (4)	First Amendment to License Agreement
10.3 (5)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 *	2022 Equity Incentive Plan
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2021.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2022.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.

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

Date: April 13, 2022