Form 10-Q/A
period 2022-02-28
CRYO CELL INTERNATIONAL INC
filed 2022-04-27
CIK 862692

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form10-Q of Cryo-Cell International, Inc. (the “Company”) for the first quarter ended February 28, 2022, originally filed with the Securities and Exchange Commission on April 13, 2022 (the “Original Form10-Q”), is being filed solely to correct an error in the third paragraph of Note 14 (Subsequent Events) to the Company’s financial statements contained therein. Such third paragraph is replaced with the following:

On April 4, 2022, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a public offering of senior promissory notes. The proposed maximum aggregate offering is $20,000,000 (exclusive of the underwriter's overallotment option). The Form S-1 has not yet been declared effective by the Securities and Exchange Commission. The Company can provide no assurance that it will consummate an offering under the Form S-1. The foregoing does not constitute an offer of any securities for sale.

This Amendment should be read in conjunction with the Original Form 10-Q, is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, this Amendment does not update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

Item 6. Exhibits

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

Date: April 27, 2022