Form 10-Q
period 2022-05-31
CRYO CELL INTERNATIONAL INC
filed 2022-07-11
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2022

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
(Address of Principal Executive Offices) (Zip Code) (813) 749-2100

(Issuer's phone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 11, 2022, 8,388,290 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$2,804,452	$8,263,088
Marketable securities	63,125	75,412
Accounts receivable (net of allowance for
doubtful accounts of $3,233,575 and $3,078,439, respectively)	5,150,154	5,253,173
Prepaid expenses	569,630	558,413
Inventory, current portion	873,157	921,213
Other current assets	844,774	711,208
Total current assets	10,305,292	15,782,507
Property and Equipment-net	4,027,969	3,230,204
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	14,171,415	14,651,802
Intangible assets, net	1,511,502	1,559,693
Inventory, net of current portion	9,552,616	9,695,363
Goodwill	1,941,411	1,941,411
Deferred tax assets	12,010,133	12,010,133
Operating lease right-of-use asset	762,617	916,493
Deposits and other assets, net	803,991	566,470
Total other assets	41,061,685	41,649,365
Total assets	$55,394,946	$60,662,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,722,552	$1,489,774
Accrued expenses	2,074,987	3,057,386
Note payable	357,842	1,898,065
Current portion of operating lease liability	315,042	312,067
Current portion of Duke license agreement liability	1,949,539	4,957,591
Deferred revenue	9,291,530	9,358,696
Total current liabilities	15,711,492	21,073,579
Other Liabilities
Deferred revenue, net of current portion	33,372,659	31,274,214
Contingent consideration	574,833	727,371
Operating lease long-term liability	453,979	610,989
Duke license agreement liability	-	1,916,609
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	35,276,471	35,404,183
Total liabilities	50,987,963	56,477,762
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,675,772 issued and 8,399,490 outstanding as of May 31, 2022 and 14,665,772 issued and 8,551,816 outstanding as of November 30, 2021)	146,758	146,658
Additional paid-in capital	41,767,841	41,586,583
Treasury stock, at cost	(22,238,189)	(20,812,734)
Accumulated deficit	(15,269,427)	(16,736,193)
Total stockholders' equity	4,406,983	4,184,314
Total liabilities and stockholders' equity	$55,394,946	$60,662,076

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Revenue:
Processing and storage fees	$7,480,082	$7,158,886	$14,637,568	$13,897,517
Public banking revenue	116,735	46,309	199,580	130,295
Product revenue	36,400	-	54,600	38,000
Total revenue	7,633,217	7,205,195	14,891,748	14,065,812
Costs and Expenses:
Cost of sales	2,201,540	2,222,671	4,304,742	4,234,868
Selling, general and administrative expenses	3,912,586	3,148,396	7,288,540	6,581,708
Change in fair value of contingent consideration	(36,105)	(431,599)	(152,538)	(279,205)
Research, development and related engineering	80,896	3,237	228,116	9,427
Depreciation and amortization	279,926	267,422	558,092	288,685
Total costs and expenses	6,438,843	5,210,127	12,226,952	10,835,483
Operating Income	1,194,374	1,995,068	2,664,796	3,230,329
Other Expense:
Losses on marketable securities	(18,188)	(12,512)	(26,830)	(15,088)
Other income	118	25	127	50
Interest expense	(276,524)	(341,390)	(582,619)	(621,609)
Total other expense	(294,594)	(353,877)	(609,322)	(636,647)
Income before income tax expense	899,780	1,641,191	2,055,474	2,593,682
Income tax expense	(265,061)	(470,562)	(588,708)	(729,463)
Net Income	$634,719	$1,170,629	$1,466,766	$1,864,219
Net income per common share - basic	$0.08	$0.15	$0.17	$0.24
Weighted average common shares outstanding - basic	8,437,544	7,950,791	8,479,071	7,760,214
Net income per common share - diluted	$0.07	$0.14	$0.17	$0.23
Weighted average common shares outstanding - diluted	8,553,085	8,273,767	8,643,106	8,060,506

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,466,766	$1,864,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	760,759	391,218
Change in fair value of contingent consideration	(152,538)	(279,205)
Losses on marketable securities	26,830	15,088
Compensatory element of stock options	149,358	152,572
Provision for doubtful accounts	399,953	105,279
Amortization of debt issuance costs	9,777	35,072
Amortization of operating lease right-of-use asset	153,876	136,116
Changes in assets and liabilities:
Accounts receivable	(296,934)	1,002,125
Prepaid expenses	(11,217)	261,691
Inventory	190,803	108,414
Other current assets	(133,566)	(61,299)
Deposits and other assets, net	(237,521)	(113,564)
Accounts payable	232,778	278,800
Accrued expenses	(982,399)	(1,407,076)
Operating lease liability	(154,035)	(133,259)
Deferred revenue	2,031,279	1,842,959
Net cash provided by operating activities	3,453,969	4,199,150
Cash flows from investing activities:
Purchases of property and equipment	(954,607)	(22,272)
Payment of Duke license agreement	(5,000,000)	(5,106,224)
Purchases of marketable securities	(1,142,212)	—
Sale of marketable securities	1,127,669	—
Net cash used in investing activities	(5,969,150)	(5,128,496)
Cash flows from financing activities:
Treasury stock purchases	(1,425,455)	-
Repayments of note payable	(1,550,000)	(2,550,000)
Proceeds from the exercise of stock options	32,000	1,066,290
Net cash used in financing activities	(2,943,455)	(1,483,710)
Decrease in cash and cash equivalents	(5,458,636)	(2,413,056)
Cash and cash equivalents - beginning of period	8,263,088	10,361,125
Cash and cash equivalents - end of period	$2,804,452	$7,948,069

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$—	$904,691
Patent option agreement credit to purchase of patents and licenses	$—	$500,000
Liabilities incurred for the purchase of patents and licenses	$—	$11,258,083
Supplemental financing activities:
Stock issued for the purchase of patents and licenses	$—	$3,585,172
Supplemental cash flow information:
Cash paid during the year for:
Interest	$483,641	$516,000
Income taxes	$756,133	$1,901,025

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended May 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at February 28, 2022	14,675,772	$146,758	$41,650,379	$(21,641,714)	$(15,904,146)	$4,251,277
Exercise of stock options	-	-	-			-
Compensatory element of stock options			117,462			117,462
Treasury stock				(596,475)		(596,475)
Net income					634,719	634,719
Balance at May 31, 2022	14,675,772	$146,758	$41,767,841	$(22,238,189)	$(15,269,427)	$4,406,983

	For the Six Months Ended May 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	10,000	100	31,900			32,000
Compensatory element of stock options			149,358			149,358
Treasury stock				(1,425,455)		(1,425,455)
Net income					1,466,766	1,466,766
Balance at May 31, 2022	14,675,772	$146,758	$41,767,841	$(22,238,189)	$(15,269,427)	$4,406,983

	For the Three Months Ended May 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at February 28, 2021	13,658,938	$136,589	$36,857,787	$(20,563,357)	$(18,126,124)	$(1,695,105)
Exercise of stock options	874,102	8,741	4,451,099			4,459,840
Compensatory element of stock options			67,754			67,754
Net income					1,170,629	1,170,629
Balance at May 31, 2021	14,533,040	$145,330	$41,376,640	$(20,563,357)	$(16,955,495)	$4,003,118

	For the Six Months Ended May 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Exercise of stock options	899,402	8,994	4,642,468			4,651,462
Compensatory element of stock options			152,572			152,572
Net income					1,864,219	1,864,219
Balance at May 31, 2021	14,533,040	$145,330	$41,376,640	$(20,563,357)	$(16,955,495)	$4,003,118

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2022 and November 30, 2021, the related Consolidated Statements of Income for the three and six months ended May 31, 2022 and 2021, Cash Flows for the three and six months ended May 31, 2022 and 2021 and Stockholders’ Equity for the three and six months ended May 31, 2022 and 2021 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended May 31, 2022 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2022.

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

As of May 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $42,664,189, which will be recognized ratably on a straight-line basis over the contractual period of which $9,291,530, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2022, the Company recorded $12,169 and $27,321, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and six months ended May 31, 2021, the Company recorded $8,198 and $21,705, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and six months ended May 31, 2022 the Company capitalized additional contract acquisition costs of $27,170 and $51,759, respectively, net of amortization. For the three and six months ended May 31, 2021, the Company capitalized additional contract acquisition costs of $27,672 and $45,934, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2022	November 30, 2021
Contract assets (sales commissions)	$573,043	$535,522
Accounts receivables	$5,150,154	$5,253,173
Short-term contract liabilities (deferred revenue)	$9,291,530	$9,358,696
Long-term contract liabilities (deferred revenue)	$33,372,659	$31,274,214

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2022.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at May 31, 2022
Contract assets (sales commissions)	$535,522	$51,759	$(14,238)	$573,043
Accounts receivables	$5,253,173	$18,402,414	$(18,505,433)	$5,150,154
Contract liabilities (deferred revenue)	$40,632,910	$11,840,456	$(9,809,177)	$42,664,189

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at May 31, 2021
Contract assets (sales commissions)	$466,141	$45,934	$(12,447)	$499,628
Accounts receivables	$6,322,960	$18,178,409	$(19,285,813)	$5,215,556
Contract liabilities (deferred revenue)	$36,384,360	$8,430,850	$(6,587,891)	$38,227,319

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2022, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 was recognized during the fourth quarter of fiscal 2021 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six months ended May 31, 2022 and 2021, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2022 and 2021.

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

Stock Compensation

As of May 31, 2022, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plan will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under either plan. The 2022 Plan is subject to stockholder approval, which vote is expected to occur at the Company’s 2022 Annual Meeting. The Company recognized approximately $149,000 and $153,000 for the six months ended May 31, 2022 and 2021 respectively, of stock compensation expense. The Company recognized approximately $117,000 and $68,000 for the three months ended May 31, 2022 and 2021, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2022 and November 30, 2021, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2022 Using
Description	May 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$63,125	$63,125	$-	$-
Total	$63,125	$63,125	$-	$-
Liabilities:
Contingent consideration	$574,833	$-	$-	$574,833
Total	$574,833	$-	$-	$574,833

Contingent Consideration:
Beginning Balance as of November 30, 2021	$727,371
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of May 31, 2022	(152,538)
Ending balance as of May 31, 2022	$574,833

	Fair Value at	Fair Value Measurements at November 30, 2021 Using
Description	November 30, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$75,412	$75,412	$-	$-
Total	$75,412	$75,412	$-	$-
Liabilities:
Contingent consideration	$727,371	$-	$-	$727,371
Total	$727,371	$-	$-	$727,371

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($13,000) and ($15,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2021, respectively. There was approximately ($18,000) and ($27,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2022, respectively

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the Public Cord Blood Inventory from and after closing. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2022 and November 30, 2021. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and six months ended May 31, 2022 and 2021:

	For the three months ended May 31,
	2022	2021
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,480,082	$7,158,886
PrepaCyte CB	36,400	—
Public cord blood banking	116,735	46,309
Total net revenue	$7,633,217	$7,205,195
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,745,383	$1,869,769
PrepaCyte CB	22,654	41,203
Public cord blood banking	433,503	311,699
Total cost of sales	$2,201,540	$2,222,671
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,504,699	$2,308,856
PrepaCyte CB	6,802	(48,097)
Public cord blood banking	(317,127)	(265,691)
Total operating profit	$1,194,374	$1,995,068
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$272,621	$260,226
PrepaCyte CB	6,945	6,894
Public cord blood banking	360	302
Total depreciation and amortization	$279,926	$267,422
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$276,524	$341,390
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$276,524	$341,390

	For the six months ended May 31,
	2022	2021
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$14,637,568	$13,897,517
PrepaCyte CB	54,600	38,000
Public cord blood banking	199,580	130,295
Total net revenue	$14,891,748	$14,065,812
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$3,460,055	$3,509,784
PrepaCyte CB	53,312	76,084
Public cord blood banking	791,375	649,000
Total cost of sales	$4,304,742	$4,234,868
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$3,269,912	$3,801,209
PrepaCyte CB	(12,601)	(51,873)
Public cord blood banking	(592,515)	(519,007)
Total operating profit	$2,664,796	$3,230,329
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$543,483	$274,594
PrepaCyte CB	13,889	13,789
Public cord blood banking	720	302
Total depreciation and amortization	$558,092	$288,685
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$582,619	$621,609
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$582,619	$621,609

The following table shows the assets by segment as of May 31, 2022 and November 30, 2021:

	As of	As of
	May 31, 2022	November 30, 2021
Assets:
Umbilical cord blood and cord tissue stem cell service	$45,069,694	$50,170,887
PrepaCyte CB	198,177	250,591
Public cord blood banking	10,127,075	10,240,598
Total assets	$55,394,946	$60,662,076

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

The components of inventory at May 31, 2022 and November 30, 2021 are as follows:

	As of May 31, 2022	As of November 30, 2021
Raw materials	$—	$—
Work-in-process	332,589	357,686
Work-in-process – Public Bank	—	—
Finished goods	19,296	29,821
Finished goods – Public Bank	10,052,168	10,193,789
Collection kits	29,438	42,998
Inventory reserve	(7,718)	(7,718)
Total inventory	$10,425,773	$10,616,576

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

Intangible assets were as follows as of May 31, 2022 and November 30, 2021:

	Useful lives	May 31, 2022	November 30, 2021
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(100,228)	(80,159)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(213,433)	(201,709)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(8,314)	(7,916)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(128,000)	(112,000)
Net Intangible Assets		$1,511,502	$1,559,693

Amortization expense of intangibles was approximately $24,000 and $24,000 for the three months ended May 31, 2022 and 2021, respectively. Amortization expense of intangibles was approximately $48,000 and $41,000 for the six months ended May 31, 2022 and 2021.

Note 5 – Notes Payable

On August 20, 2016, the Company entered into a Credit Agreement (“Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Credit Agreement, on August 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated August 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 which was extended to June 2022 pursuant to the Second Amendment to Credit Agreement discussed below. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in the principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three and six months ended May 31, 2022, the Company paid interest of $5,969 and $18,115, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the three and six months ended May 31, 2021, the Company paid interest of $32,894 and $73,432, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and six months ended May 31, 2022, $3,388 and $9,777, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the three and six months ended May 31, 2021, $15,390 and $35,072, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of May 31, 2022 and November 30, 2021, the note payable obligation was as follows:

	May 31, 2022	November 30, 2021
Note payable	$358,433	$1,908,433
Unamortized debt issuance costs	(591)	(10,368)
Net note payable	$357,842	$1,898,065

Interest expense on the note payable for the three and six months ended May 31, 2022 and 2021 was as follows:

	For the three months ended	For the six months ended
	May 31, 2022	May 31, 2022
Interest expense on notes payable	$5,969	$18,115
Debt issuance costs	3,388	9,777
Total interest expense	$9,357	$27,892

	For the three months ended	For the six months ended
	May 31, 2021	May 31, 2021
Interest expense on notes payable	$32,894	$73,432
Debt issuance costs	15,390	35,072
Total interest expense	$48,284	$108,504

As of July 1, 2022, subsequent to the balance sheet date, the Company paid the term loan in full. The Company has no further obligations under the Credit Agreement. The Company currently is considering financing alternatives and expects to enter into a new credit facility in July 2022. See "Risk Factors."

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Numerator:
Net income	$634,719	$1,170,629	$1,466,766	$1,864,219
Denominator:
Weighted-average shares outstanding-basic	8,437,544	7,950,791	8,479,071	7,760,214
Dilutive common shares issuable upon exercise of stock options	115,541	322,976	164,035	300,292
Weighted-average shares-diluted	8,553,085	8,273,767	8,643,106	8,060,506
Income per share:
Basic	$0.08	$0.15	$0.17	$0.24
Diluted	$0.07	$0.14	$0.17	$0.23

For the three months ended May 31, 2022, the Company excluded the effect of 288,381 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2022, the Company excluded the effect of 90,100 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of May 31, 2022, and November

30, 2021, there were 45,000 and 75,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2022, there were no shares available for future issuance under the 2006 Plan. The 2006 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2006 Plan on or after the 10-year anniversary of the effective date of the Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In August 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of May 31, 2022, there were 396,943 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2021, there were 460,943 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2022, there were no shares available for future issuance under the 2012 Plan. The 2012 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2012 Plan on or after the 10-year anniversary of the effective date of the 2012 Plan, which is December 1, 2011.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan is subject to stockholder approval, which vote is expected to occur at the Company’s 2022 Annual Meeting. The 2022 Plan will reserve 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e. performance shares and performance units). As of May 31, 2022, there were 52,500 service-based options issued and 400,000 market-based restricted options granted. As of May 31, 2022, there were 1,047,500 shares available for future issuance under the 2022 Plan.

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

There were 52,500 and 52,500 options granted during the three and six months ended May 31, 2022, respectively.

There were 20,000 and 20,000 options granted during the three and six months ended May 31, 2021, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2022 and 2021, respectively, are as follows:

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	53.23%	49.85%	53.23%	49.85%
Risk free interest rate	2.74%	1.35%	2.74%	1.35%
Expected life	3 years	6 years	3 years	6 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2022, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2021	537,443	$5.76	5.22	$3,564,067
Granted	52,500	13.20		—
Exercised	(10,000)	3.20		87,000
Expired/forfeited	(84,000)	6.07		112,875
Outstanding at May 31, 2022	495,943	$6.54	4.49	$626,540
Exercisable at May 31, 2022	399,029	$5.39	4.52	$626,540

The weighted average grant date fair value of options granted during the six months ended May 31, 2022 and 2021 was $4.56 and $4.56, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2022 or November 30, 2021 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and six months ended May 31, 2022, the Company issued 0 and 10,000 common shares, respectively, to option holders who exercised options for $0 and $32,000, respectively.

During the three and six months ended May 31, 2021, the Company issued 464,368 and 489,668 common shares, respectively, to option holders who exercised options for $875,000 and $1,066,000, respectively

Significant option groups outstanding and exercisable at May 31, 2022 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$1.01 to $2.00	7,500	1.14	$1.95	7,500	$1.95
$2.01 to $3.00	15,000	1.13	$2.22	15,000	$2.22
$3.01 to $4.00	179,729	3.77	$3.14	179,729	$3.14
$6.01 to $7.00	3,833	4.09	$6.52	3,833	$6.52
$7.01 to $8.00	199,781	5.46	$7.64	178,445	$7.59
$9.01 to $10.00	29,000	5.76	$9.37	7,450	$9.37
$12.01 to $13.00	16,653	8.23	$12.54	7,072	$12.63
$13.01 to $14.00	44,447	2.57	$13.50	0	$0.00
	495,943	4.49	$6.54	399,029	$5.39

A summary of the status of the Company’s non-vested options as of May 31, 2022, and changes during the six months ended May 31, 2022, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2021	63,034	$4.99
Granted	52,500	4.56
Vested	(14,204)	5.67
Forfeited	(4,416)	7.98
Non-vested at May 31, 2022	96,914	$4.52

As of May 31, 2022, there was approximately $348,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 2.11 years as of May 31, 2022. The total fair value of shares vested during the six months ended May 31, 2022 was approximately $81,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the three and six months ended May 31, 2022 was $0. The fair value of the options that vested through the three and six months ended May 31, 2021 was approximately $17,000 and $56,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of May 31, 2022, there was no unrecognized compensation cost related to the non-vested options of common stock.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options is subject to the Company's shareholders approving the 2022 Plan, which vote is expected to occur at the Company’s 2022 Annual Meeting. There were no market-based vesting condition options for the six months ended May 31, 2021. For the six months ended May 31, 2022, the Company recognized approximately $58,000 in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2022, there was approximately $1,058,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 2.71 years.

On May 18, 2018, the Company entered into an Amendment Agreement (the "Amendment Agreement"), effective December 1, 2017, amending certain terms of Oleg Mikulinsky's Employment Agreement dated March 5, 2012, as previously amended. Per the Amendment Agreement, based upon certain performance criteria, the Company is required to grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair of these options that vested through the six months ended May 31, 2022 and May 31, 2021 was approximately $0 and $200 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of these options that vested through six months ended May 31, 2021 and May 31, 2021 was approximately $0 and $1,700, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of May 31, 2022, there was no unrecognized compensation cost related to the non-vested options of common stock.

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

Per the License and Royalty Agreement with LifeCell, there was a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company in full as of May 31, 2022. As of November 30, 2020, the Company had recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

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

Purchase Contract - New Property

On March 14, 2022, the Company entered into a $11.2 million purchase contract with Scannell Properties #502, LLC (“Scannell”) for a 56,000 square foot facility under construction located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). Scannell is constructing certain improvements upon the land, including but not limited to an approximately 56,000 square foot building to be utilized by Cryo-Cell. Pursuant to the Agreement, on March 16, 2022, the Company transferred an initial earnest deposit of $200,000. On June 10, 2022, the Company exercised its right to extend the closing date and transferred an additional deposit of $50,000 for a closing extension. The Company intends to fund the purchase price with cash on hand, cash flow from operations and with future additional financing. Construction is expected to be completed by the time the Company acquires the New Facility in approximately 90 days. The consummation of the purchase is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. Although the Company believes that the acquisition is probable, there can be no assurance that the acquisition of this property will be consummated. If the New Facility is purchased, the Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs) and the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

Contract to Sell Property

On June 10, 2022, the Company entered into a $1.85 million Agreement for Purchase and Sale of Improved Real Property with HFK Properties, LLC to sell the 8,800 square foot medical condominium building in Durham that was purchased by the Company in fiscal 2021. The building was originally purchased to become the Cryo-Cell Institute for Cellular Therapies which will now be in the new facility (see above). HFK Properties, LLC transferred the initial earnest deposit of $50,000 into escrow on June 15, 2022. The closing date is expected to be in the third quarter of fiscal 2022.

Form S-1

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

As of May 31, 2022, the Company had repurchased an aggregate of 6,276,282 shares of the Company’s common stock at an average price of $3.54 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 162,326 (at an average price of $8.78 per share) during the six months ended May 31, 2022 and the Company did not purchase any shares of the Company’s common stock during the six months ended May 31, 2021.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2022 and November 30, 2021. As of May 31, 2022 and November 30, 2021, 6,276,282 and 6,113,956 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, May 31, 2022, the Company repurchased 18,700 of additional shares of the Company’s common stock, at an average price of $6.10 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2022 and November 30, 2021:

	May 31, 2022	November 30, 2021
Assets
Operating lease right-of-use asset	$762,617	$916,493
Liabilities
Current portion of operating lease liabilities	$315,042	$312,067
Operating lease long-term liabilities	453,979	610,989
Total lease liability	$769,021	$923,056

The maturity of the Company’s lease liabilities at May 31, 2022 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2022 (remaining 6 months)	$170,235
2023	313,996
2024	295,086
2025	24,591
Less: Imputed interest	(34,887)
Present value of lease liabilities	$769,021

The remaining lease term and discount rates are as follows:

	May 31, 2022	November 30, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.58	3.08
Discount rate (percentage)
Operating lease	3.5%	3.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	May 31, 2022	May 31, 2021
Operating cash outflows from operating leases	$85,964	$75,564

	Six months ended
	May 31, 2022	May 31, 2021
Operating cash outflows from operating leases	$171,928	$147,130

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

The Company has signed a contract to purchase a 56,000 square feet facility in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA has granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. The Company intends to file an IND to conduct a clinical trial for either cerebral palsy or autism and will ask for similar rights to treat pediatric patients with certain neurological disorders (such as CP or autism) at its clinic. There can be no assurance that the FDA will approve of this or any IND filed by the Company.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the six months ended May 31, 2022 and 2021, the Company recorded $480,387 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income. As of the three months ended May 31, 2022 and 2021, the Company recorded $240,194 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. The Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients with autologous cord blood units during the first half of fiscal 2023.

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
(xxvii)
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations,
(xxviii)
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, Extravault and
(xxix)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

(2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. The Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients with autologous cord blood units during the first half of fiscal 2023.

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

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company is currently seeking a new building to house its stored specimens. If this facility is purchased, the Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions storage services, to set up a cellular therapy laboratory to manufacture MSCs and the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

In June 2018, the Company acquired substantially all of the assets of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”), which included both public (PHS 351) and private (PHS 361) banks. The Company closed the Cord:Use location and maintains its operations in Oldsmar, Florida. The new PHS 351 product is distributed under an IND (10-CBA) maintained by the National Marrow Donor Program (“NMDP”). The Company has continued the contract with Duke initiated by Cord:Use to manufacture, test, cryopreserve, store and distribute the public cord blood units. As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke, expiring on January 31, 2025, for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2022, the Company had approximately 6,000 cord blood units in inventory. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The public units are listed on the NMDP Single Point of Access Registry and are available to transplant centers worldwide. The Company is reimbursed via cost recovery for public cord blood units distributed for transplant through the NMDP.

Pursuant to the Purchase Agreement, Cord:Use is entitled to an earn out from the Company’s sale of the Public Cord Blood Inventory from and after closing. Each calendar year after the closing, the Company is required to pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000 up to an aggregate amount of $200,000,000. Such payments are to be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by the Company in excess of the initial $500,000 retained by the Company during such year, the Company is also required to deliver its common stock to Cord:Use, up to an aggregate total value of $5,000,000. As of May 31, 2022, the Company has delivered 465,426 shares at $7.52 per share of its common stock to Cord:Use.

The Public Cord Blood Inventory creates a large, ethnically diverse, high-quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in Florida, Arizona, California and Washington. The Company’s public inventory is stored at Duke in North Carolina, and the cord blood units are sold through the NMDP located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

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

ExtraVault

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company has been evaluating new sites to house its stored specimens. On March 14, 2022, the Company entered into a $11.2 million purchase contract with Scannell Properties #502, LLC (“Scannell”) for a 56,000 square foot facility under construction located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). Scannell is constructing certain improvements upon the land, including but not limited to an approximately 56,000 square foot building to be utilized by Cryo-Cell. Construction is expected to be completed by the time the Company acquires the New Facility in approximately 90 days. The consummation of the purchase is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. Although the Company believes that the acquisition is probable, there can be no assurance that the acquisition of this property will be consummated. If the New Facility is purchased, the Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs") and possibly the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof in the future.

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

Marketing

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2022 are provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Corporate Information

We are a Delaware corporation that was incorporated in 1989. Our executive offices are located at 700 Brooker Creek Blvd, Suite 1800, Oldsmar, Florida 34677 and our telephone number at such office is (813) 749-2100. Our website address is https://www.cryo-cell.com. Information contained on our website is not deemed part of this report.

Results of Operations – Six-Month Period Ended May 31, 2022 Compared to the Six-Month Period Ended May 31, 2021

Revenue. Revenue for the six months ended May 31, 2022 was $14,891,748 as compared to $14,065,812 for the same period in 2021. The increase in revenue was in part due to a 5% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 6% increase in recurring annual storage fee revenue offset by a slight decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2022 versus the same period in 2021.

Product Revenue. For the six months ended May 31, 2022, revenue from the product sales was $54,600 compared to $38,000 for the six months ended May 31, 2021.

Public Cord Blood Banking Revenue. For the six months ended May 31, 2022, revenue from the public cord blood banking sales was $199,580 compared to $130,295 for the six months ended May 31, 2021. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the six months ended May 31, 2022 was $4,304,742 as compared to $4,234,868 for the same period in 2021, representing a 2% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $102,000 and $103,000 for the six months ended May 31, 2022 and 2021, respectively. Cost of Sales also includes $53,312 and $76,084 for the six months ended May 31, 2022 and 2021, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $791,375 and $649,000 for the six months ended May 31, 2022 and 2021, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2022 were $7,288,540 as compared to $6,581,708 for the 2021 period representing a 11% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2022 were $228,116 as compared to $9,427 for the 2021 period. The increase for the six months ended May 31, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 13).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2022 was $558,092 compared to $288,685 for the 2021 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the six months ended May 31, 2022 was a decrease of $152,538 compared to a decrease of $279,205 for the 2021 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2022. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the six months ended May 31, 2022, was $582,619 compared to $621,609 during the comparable period in 2021, of which, $27,892 and $108,504, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5. Interest expense also includes of $479,389 and $455,785 as of the six months ended May 31, 2022 and 2021, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the six months ended May 31, 2022 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2022 was $588,708 compared to $729,463 for the six months ended May 31, 2021.

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

Results of Operations – Three-Month Period Ended May 31, 2022 Compared to the Three-Month Period Ended May 31, 2021

Revenue. Revenue for the three months ended May 31, 2022 was $7,633,217 as compared to $7,205,195 for the same period in 2021, a 6% increase. The increase in revenue for the three months ended May 31, 2022 versus 2021 was in part due to a 4% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 6% increase in recurring annual storage fee revenue offset by a 9% decrease in the number of new domestic cord blood specimens processed for three months ended May 31, 2022 versus the same period in 2021.

Product Revenue. For the three months ended May 31, 2022, revenue from the product sales was $36,400 compared to $0 for the three months ended May 31, 2021.

Public Cord Blood Banking Revenue. For the three months ended May 31, 2022, revenue from the public cord blood banking sales was $116,735 compared to $46,309 for the three months ended May 31, 2021. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended May 31, 2022 was $2,201,540 as compared to $2,222,671 for the same period in 2021, representing a 1% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $51,000 and $52,000 for the three months ended May 31, 2022 and 2021, respectively. Cost of Sales also includes $22,654 and $41,203 for the three months ended May 31, 2022 and 2021, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $433,503 and $311,699 for the three months ended May 31, 2022 and 2021, respectively, related to the public banks. The decrease in cost of sales for the three months ended May 31, 2022 versus May 31, 2021 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended May 31, 2022 versus May 31, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2022 were $3,912,586 as compared to $3,148,396 for the 2021 period representing a 24% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2022 were $80,896 as compared to $3,237 for the 2021 period. The increase for the three months ended May 31, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 13).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2022 was $279,926 compared to $267,422 for the 2021 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended May 31, 2022 was a decrease of $36,105 compared to a decrease of $431,599 for the 2021 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2022. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended May 31, 2022, was $276,524 compared to $341,390 during the comparable period in 2021, of which, $9,357 and $48,284, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association as described in Note 5. Interest expense also includes of $250,632 and $235,785 as of the three months ended May 31, 2022 and 2021, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended May 31, 2022 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 13.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2022 was $265,061 compared to $470,562 for the three months ended May 31, 2021.

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

As of July 1, 2022, subsequent to the balance sheet date, the Company paid the TCB term loan in full. The Company has no further obligations under the Credit Agreement. The Company currently is considering financing alternatives and expects to enter into a new credit facility in July 2022. See "Risk Factors."

Other than the foregoing loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At May 31, 2022, the Company had cash and cash equivalents of $2,804,452 as compared to $8,263,088 at November 30, 2021. The decrease in cash and cash equivalents during the six months ended May 31, 2022 was primarily attributable to the following:

•
Net cash provided by operating activities for the six months ended May 31, 2022 was $3,453,969 which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the six months ended May 31, 2021 was $4,199,150 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the six months ended May 31, 2022 was $5,969,150 which was primarily attributable to $954,607 used to purchase equipment and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).
•
Net cash used in investing activities for the six months ended May 31, 2021 was $5,128,496 which was primarily attributable to $22,272 used to purchase property, equipment and software and $5,106,224 used as part of the Patent Option and Technology License Agreement with Duke (See Note 13).
•
Net cash used in financing activities for the six months ended May 31, 2022 was $2,943,455 which was primarily attributable to the payments of $1,550,000 to partially repay the TCB note payable described above and $1,425,455 used to repurchase the Company's common stock which was offset by the receipt of $32,000 from the exercise of stock options.
•
Net cash used in financing activities for the six months ended May 31, 2021 was $1,483,710 which was primarily attributable to the payments of $2,550,000 to repay the TCB note payable described above offset by the receipt of $1,066,290 from the exercise of stock options.

The Company does not have a line of credit.

The Company anticipates making discretionary capital expenditures of approximately $14,000,000 over the next twelve months for software enhancements, purchases of property and equipment and obligations under the Patent and Technology License Agreement with Duke University. The Company anticipates funding future property and equipment purchases with cash-on-hand, cash flows from future operations and, potentially, with future additional financing. However, there can be no assurances the Company will be able to obtain additional financing on favorable terms or at all.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations, together with external sources of capital, which the Company currently is exploring, will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, developing its infusion services at the Cryo-Cell Institute for Cellular Therapies and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the

Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. The Company is considering the possibility of seeking additional equity or debt financing. However, there can be no assurances the Company will be able to obtain additional financing on favorable terms or at all. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 13) and to develop its biopharmaceutical manufacturing capabilities related to mesenchymal stromal cells derived from umbilical cord tissue.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require additional capital to pay for capital improvements and expenses associated with the Company’s infusion clinic (the opening of which is subject to the submission of an IND and FDA approval), to fund its proposed

ExtraVault business clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs, for capital expenditures for software enhancements, purchases of property and equipment and obligations under the Duke Agreement. The Company will consider financing all or a portion of these capital expenditures through borrowings under a line of credit, vendor financing or other financing sources. There can be no assurance that such capital, if needed, will be available. The Company's current credit facility with TCB has matured. The Company is currently exploring financing alternatives, but there can be no assurances such financing will be obtained on favorable terms or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2022	31,169	$7.73	—	1,778,447
April 1 - 30, 2022	39,772	$6.59	—	1,738,675
May 1 - 31, 2022	14,957	$6.23	—	1,723,718

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4) **	2022 Equity Incentive Plan.
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.

** Indicates executive management contract or compensatory plan or arrangement.

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

Date: July 11, 2022