Form 10-Q
period 2022-08-31
CRYO CELL INTERNATIONAL INC
filed 2022-10-18
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2022

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

(Issuer's phone number, including area code)

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CCEL	NYSE American LLC

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 17, 2022, 8,519,250 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$2,924,696	$8,263,088
Marketable securities	38,695	75,412
Accounts receivable (net of allowance for
doubtful accounts of $3,326,222 and $3,078,439, respectively)	5,346,673	5,253,173
Prepaid expenses	644,846	558,413
Inventory, current portion	919,271	921,213
Other current assets	1,266,799	711,208
Total current assets	11,140,980	15,782,507
Property and Equipment-net	15,178,753	3,230,204
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	13,931,221	14,651,802
Intangible assets, net	1,487,407	1,559,693
Inventory, net of current portion	9,394,143	9,695,363
Goodwill	1,941,411	1,941,411
Deferred tax assets	12,010,133	12,010,133
Operating lease right-of-use asset	684,668	916,493
Deposits and other assets, net	688,577	566,470
Total other assets	40,445,560	41,649,365
Total assets	$66,765,293	$60,662,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,792,650	$1,489,774
Accrued expenses	2,185,088	3,057,386
Note payable	154,252	1,898,065
Dividend payable	7,672,728	—
Current portion of operating lease liability	306,404	312,067
Current portion of Duke license agreement liability	1,966,216	4,957,591
Deferred revenue	9,546,386	9,358,696
Total current liabilities	23,623,724	21,073,579
Other Liabilities
Deferred revenue, net of current portion	34,671,785	31,274,214
Contingent consideration	987,140	727,371
Note payable, net of current portion and debt issuance costs	8,609,247	—
Operating lease long-term liability	383,943	610,989
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	45,527,115	35,404,183
Total liabilities	69,150,839	56,477,762
Commitments and contingencies (Note 9)	—	—
Stockholders' (Deficit) Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,848,001 issued and 8,525,255 outstanding as of August 31, 2022 and 14,665,772 issued and 8,551,816 outstanding as of November 30, 2021)	148,480	146,658
Additional paid-in capital	42,446,476	41,586,583
Treasury stock, at cost	(22,505,167)	(20,812,734)
Accumulated deficit	(22,475,335)	(16,736,193)
Total stockholders' (deficit) equity	(2,385,546)	4,184,314
Total liabilities and stockholders' (deficit) equity	$66,765,293	$60,662,076

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021
Revenue:
Processing and storage fees	$7,522,134	$7,326,516	$22,159,702	$21,224,033
Public banking revenue	137,825	158,936	337,405	289,231
Product revenue	21,000	18,200	75,600	56,200
Total revenue	7,680,959	7,503,652	22,572,707	21,569,464
Costs and Expenses:
Cost of sales	2,348,755	2,458,938	6,653,497	6,693,806
Selling, general and administrative expenses	3,603,411	3,493,794	10,891,951	10,075,502
Change in fair value of contingent consideration	412,307	(324,904)	259,769	(604,109)
Research, development and related engineering	80,272	10,004	308,388	19,431
Depreciation and amortization	281,903	269,482	839,995	558,167
Total costs and expenses	6,726,648	5,907,314	18,953,600	16,742,797
Operating Income	954,311	1,596,338	3,619,107	4,826,667
Other Expense:
(Losses) gains on marketable securities	(11,627)	736	(38,457)	(14,352)
Gain on interest rate swap	62,835	—	62,835	—
Other income	796	25	923	75
Interest expense	(365,349)	(335,870)	(947,968)	(957,479)
Total other expense	(313,345)	(335,109)	(922,667)	(971,756)
Income before income tax expense	640,966	1,261,229	2,696,440	3,854,911
Income tax expense	(174,146)	(404,735)	(762,854)	(1,134,198)
Net Income	$466,820	$856,494	$1,933,586	$2,720,713
Net income per common share - basic	$0.06	$0.10	$0.23	$0.34
Weighted average common shares outstanding - basic	8,390,335	8,452,374	8,449,277	7,996,278
Net income per common share - diluted	$0.06	$0.10	$0.23	$0.33
Weighted average common shares outstanding - diluted	8,404,485	8,692,331	8,475,661	8,217,454

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,933,586	$2,720,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,129,804	711,905
Change in fair value of contingent consideration	259,769	(604,109)
Losses on marketable securities	38,457	14,352
Compensatory element of stock options	310,441	233,869
Provision for doubtful accounts	634,405	271,460
Amortization of debt issuance costs	10,368	47,462
Amortization of operating lease right-of-use asset	231,825	211,434
Changes in assets and liabilities:
Accounts receivable	(727,905)	602,187
Prepaid expenses	(86,433)	98,618
Inventory	303,162	301,489
Other current assets	(555,591)	(104,999)
Deposits and other assets, net	(122,107)	(24,716)
Accounts payable	302,876	41,728
Accrued expenses	(872,298)	(1,393,462)
Operating lease liability	(232,709)	(206,729)
Deferred revenue	3,585,261	3,337,417
Net cash from operating activities	6,142,911	6,258,619
Cash flows from investing activities:
Purchases of property and equipment	(12,193,470)	(1,554,004)
Payment of Duke license agreement	(5,000,000)	(5,106,224)
Purchases of marketable securities	(1,142,212)	—
Sale of marketable securities	1,140,472	—
Net cash from investing activities	(17,195,210)	(6,660,228)
Cash flows from financing activities:
Treasury stock purchases	(1,692,433)	—
Repayments of note payable	(1,908,433)	(3,325,000)
Proceeds from the exercise of stock options	551,274	1,066,290
Proceeds from note payable	8,960,000	—
Issuance costs associated with the proceeds from the note payable	(196,501)	—
Net cash from financing activities	5,713,907	(2,258,710)
Decrease in cash and cash equivalents	(5,338,392)	(2,660,319)
Cash and cash equivalents - beginning of period	8,263,088	10,361,125
Cash and cash equivalents - end of period	$2,924,696	$7,700,806

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$—	$904,691
Patent option agreement credit to purchase of patents and licenses	$—	$500,000
Liabilities incurred for the purchase of patents and licenses	$—	$11,258,083
Supplemental financing activities:
Dividends declared but not yet paid	$7,672,728	$—
Stock issued for the purchase of patents and licenses	$—	$3,585,172
Supplemental cash flow information:
Cash paid during the year for:
Interest	$776,517	$516,000
Income taxes	$1,377,133	$1,901,025

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended August 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity

Balance at May 31, 2022	14,675,772	$146,758	$41,767,841	$(22,238,189)	$(15,269,427)	$4,406,983
Exercise of stock options	172,229	1,722	517,552			519,274
Compensatory element of stock options			161,083			161,083
Treasury stock				(266,978)		(266,978)
Dividends declared ($0.90 per share)					(7,672,728)	(7,672,728)
Net income					466,820	466,820
Balance at August 31, 2022	14,848,001	$148,480	$42,446,476	$(22,505,167)	$(22,475,335)	$(2,385,546)

	For the Nine Months Ended August 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	182,229	1,822	549,452			551,274
Compensatory element of stock options			310,441			310,441
Treasury stock				(1,692,433)		(1,692,433)
Dividends declared ($0.90 per share)					(7,672,728)	(7,672,728)
Net income					1,933,586	1,933,586
Balance at August 31, 2022	14,848,001	$148,480	$42,446,476	$(22,505,167)	$(22,475,335)	$(2,385,546)

	For the Three Months Ended August 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at May 31, 2021	14,533,040	$145,330	$41,376,640	$(20,563,357)	$(16,955,495)	$4,003,118
Exercise of stock options	84,632	847	(143,014)			(142,167)
Compensatory element of stock options			81,297			81,297
Net income					856,494	856,494
Balance at August 31, 2021	14,617,672	$146,177	$41,314,923	$(20,563,357)	$(16,099,001)	$4,798,742

	For the Nine Months Ended August 31, 2021
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Exercise of stock options	984,034	9,841	4,499,454			4,509,295
Compensatory element of stock options			233,869			233,869
Net income					2,720,713	2,720,713
Balance at August 31, 2021	14,617,672	$146,177	$41,314,923	$(20,563,357)	$(16,099,001)	$4,798,742

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2022 and November 30, 2021, the related Consolidated Statements of Income for the three and nine months ended August 31, 2022 and 2021, Cash Flows for the nine months ended August 31, 2022 and 2021 and Stockholders’ (Deficit) Equity for the three and nine months ended August 31, 2022 and 2021 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2022 and 2021 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2022.

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

As of August 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $44,218,171, which will be recognized ratably on a straight-line basis over the contractual period of which $9,546,386, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2022, the Company recorded $11,151 and $38,471, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and nine months ended August 31, 2021, the Company recorded $12,678 and $34,383, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and nine months ended August 31, 2022 the Company capitalized additional contract acquisition costs of $29,269 and $81,028, respectively, net of amortization. For the three and nine months ended August 31, 2021, the Company capitalized additional contract acquisition costs of $26,410 and $72,147, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2022	November 30, 2021
Contract assets (sales commissions)	$594,794	$535,522
Accounts receivables	$5,346,673	$5,253,173
Short-term contract liabilities (deferred revenue)	$9,546,386	$9,358,696
Long-term contract liabilities (deferred revenue)	$34,671,785	$31,274,214

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2022.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at August 31, 2022
Contract assets (sales commissions)	$535,522	$81,028	$(21,756)	$594,794
Accounts receivables	$5,253,173	$28,203,957	$(28,110,457)	$5,346,673
Contract liabilities (deferred revenue)	$40,632,910	$18,481,419	$(14,896,158)	$44,218,171

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at August 31, 2021
Contract assets (sales commissions)	$466,141	$72,421	$(19,021)	$519,541
Accounts receivables	$6,322,960	$28,066,214	$(28,939,861)	$5,449,313
Contract liabilities (deferred revenue)	$36,384,360	$13,482,055	$(10,144,638)	$39,721,777

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2022, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 144 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 was recognized during the fourth quarter of fiscal 2021 to reduce inventory from cost to net realizable value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended August 31, 2022 and 2021, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2022 and 2021.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use over the estimated fair value of the net tangible, intangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the two-step goodwill impairment test is not required. If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the two-step goodwill impairment test is required. Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value, then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

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

Stock Compensation

As of August 31, 2022, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plan will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $311,000 and $234,000 for the nine months ended August 31, 2022 and 2021 respectively, of stock compensation expense. The Company recognized approximately $161,000 and $81,000 for the three months ended August 31, 2022 and 2021, respectively, of stock option compensation expense.

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

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units).

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates. The Company believes that the fair value of its Revenue Sharing Agreements (”RSAs”) liability recorded on the balance sheet is between the recorded book value and up to the Company’s previous settlement experience, due to the various terms and conditions associated with each RSA.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2022 and November 30, 2021, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at August 31, 2022 Using
Description	August 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$38,695	$38,695	$—	$—
Interest rate swap	$62,835	$—	$62,835	$—
Total	$101,530	$38,695	$62,835	$—
Liabilities:
Contingent consideration	$987,140	$—	$—	$987,140
Total	$987,140	$—	$—	$987,140

Contingent Consideration:
Beginning Balance as of November 30, 2021	$727,371
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of August 31, 2022	259,769
Ending balance as of August 31, 2022	$987,140

	Fair Value at	Fair Value Measurements at November 30, 2021 Using
Description	November 30, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$75,412	$75,412	$-	$-
Total	$75,412	$75,412	$-	$-
Liabilities:
Contingent consideration	$727,371	$-	$-	$727,371
Total	$727,371	$-	$-	$727,371

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately $1,000 and ($14,000) in unrealized holding gain (loss), respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2021, respectively. There was approximately ($11,000) and ($38,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2022, respectively

Interest rate swap - The Company has entered into an interest rate swap arrangement with a notional amount of $8,960,000 to fix the interest rate to 6.09% on its term loan with Susser Bank, as described in Note 5, to better manage its exposure to movements in interest rates. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. As of the three and nine months ended August 31, 2022, there was a $62,835 gain on a derivative recorded on the accompanying consolidated statements of income.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2022 and November 30, 2021. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and nine months ended August 31, 2022 and 2021:

	For the three months ended August 31,
	2022	2021
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,522,134	$7,326,516
PrepaCyte CB	21,000	18,200
Public cord blood banking	137,825	158,936
Total net revenue	$7,680,959	$7,503,652
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,883,400	$1,943,419
PrepaCyte CB	10,622	53,498
Public cord blood banking	454,733	462,021
Total cost of sales	$2,348,755	$2,458,938
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,268,146	$1,941,976
PrepaCyte CB	3,433	(42,193)
Public cord blood banking	(317,268)	(303,445)
Total operating profit	$954,311	$1,596,338
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$274,598	$262,229
PrepaCyte CB	6,945	6,894
Public cord blood banking	360	359
Total depreciation and amortization	$281,903	$269,482
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$365,349	$335,870
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$365,349	$335,870

	For the nine months ended August 31,
	2022	2021
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$22,159,702	$21,224,033
PrepaCyte CB	75,600	56,200
Public cord blood banking	337,405	289,231
Total net revenue	$22,572,707	$21,569,464
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$5,343,455	$5,453,203
PrepaCyte CB	63,934	129,581
Public cord blood banking	1,246,108	1,111,022
Total cost of sales	$6,653,497	$6,693,806
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$4,538,058	$5,743,184
PrepaCyte CB	(9,168)	(94,065)
Public cord blood banking	(909,783)	(822,452)
Total operating profit	$3,619,107	$4,826,667
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$818,081	$536,823
PrepaCyte CB	20,834	20,683
Public cord blood banking	1,080	661
Total depreciation and amortization	$839,995	$558,167
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$947,968	$957,479
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$947,968	$957,479

The following table shows the assets by segment as of August 31, 2022 and November 30, 2021:

	As of	As of
	August 31, 2022	November 30, 2021
Assets:
Umbilical cord blood and cord tissue stem cell service	$56,548,260	$50,170,887
PrepaCyte CB	238,636	250,591
Public cord blood banking	9,978,397	10,240,598
Total assets	$66,765,293	$60,662,076

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

The components of inventory at August 31, 2022 and November 30, 2021 are as follows:

	As of August 31, 2022	As of November 30, 2021
Raw materials	$—	$—
Work-in-process	278,609	357,686
Work-in-process – Public Bank	—	—
Finished goods	107,100	29,821
Finished goods – Public Bank	9,893,465	10,193,789
Collection kits	41,958	42,998
Inventory reserve	(7,718)	(7,718)
Total inventory	$10,313,414	$10,616,576

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

Intangible assets were as follows as of August 31, 2022 and November 30, 2021:

	Useful lives	August 31, 2022	November 30, 2021
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(110,262)	(80,159)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(219,295)	(201,709)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(8,513)	(7,916)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(136,000)	(112,000)
Net Intangible Assets		$1,487,407	$1,559,693

Amortization expense of intangibles was approximately $24,000 and $24,000 for the three months ended August 31, 2022 and 2021, respectively. Amortization expense of intangibles was approximately $72,000 and $65,000 for the nine months ended August 31, 2022 and 2021.

Note 5 – Notes Payable

On August 20, 2016, the Company entered into a Credit Agreement (“Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Credit Agreement, on August 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated August 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 which was extended to June 2022 pursuant to the Second Amendment to Credit Agreement discussed below. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in the principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three and nine months ended August 31, 2022, the Company paid interest of $370 and $18,485, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the three and nine months ended August 31, 2021, the Company paid interest of $25,862 and $99,294, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three and nine months ended August 31, 2022, $592 and $10,368, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the three and nine months ended August 31, 2021, $12,390 and $47,462, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of July 1, 2022, the Company paid the term loan in full. The Company has no further obligations under the Credit Agreement.

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) a revolving credit facility in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Note, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”).

The Loans bear interest at the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF Note matures on July 18, 2025 and the Term Note matures on July 18, 2032.

On July 29, 2022, the Company entered into an Amendment to Credit Agreement (“Amendment”) with Susser on behalf of itself and the lenders. The Company is exposed to interest rate risk related to its variable rate debt obligation under the Term Note. In July 2022, the Company entered into an interest rate swap agreement with Susser to manage exposure arising from this risk. The swap agreement has a notional amount equal to the Term Note. The agreement pays the Company monthly SOFR plus 3.25% on the notional amount and the Company pays a fixed rate of interest equal to 6.09%. The effective date of the amended term loan was July 29, 2022 with a maturity date of July 29, 2032. As of August 31, 2022, the fair value of the derivative was recorded in deposits and other assets on the accompanying consolidated balance sheet in the amount of $62,835. Changes in the fair value of the derivative are recorded as a gain or loss on a derivative on the accompanying consolidated statements of income. For the three and nine months ended August 31, 2022, the Company recorded $62,835 and $62,835, respectively, as a gain on a derivative.

The proceeds of the Term Loan Susser were used by the Company to purchase a commercial office building and associated property in Durham, North Carolina, as described in Note 9. On September 2, 2022, subsequent to the balance sheet date, the Company used $7,672,728 of the RCF to distribute a Special Dividend to the Company’s stockholders as described in Note 9. The Company may also use the proceeds of the RCF, if needed, for general working capital needs and/or share repurchases.

The Company incurred debt issuance costs related to the loans in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the Term Loan Susser and amortized over the life of the loans.

As of August 31, 2022 and November 30, 2021, the note payable obligation was as follows:

	August 31, 2022	November 30, 2021
Note payable - TCB	$—	$1,908,433
Note payable - Susser	8,960,000
Unamortized debt issuance costs - TCB	—	(10,368)
Unamortized debt issuance costs - Susser	(196,501)	—
Net note payable	$8,763,499	$1,898,065
Current portion of note payable	$154,252	$1,898,065
Long-term note payable, net of debt issuance costs	8,609,247	—
Total	$8,763,499	$1,898,065

Interest expense on the note payable for the three and nine months ended August 31, 2022 and 2021 was as follows:

	For the three months ended	For the nine months ended
	August 31, 2022	August 31, 2022
Interest expense on notes payable - TCB	$370	$18,485
Interest expense on notes payable - Susser	89,585	89,585
Debt issuance costs - TCB	592	10,368
Total interest expense	$90,547	$118,438

	For the three months ended	For the nine months ended
	August 31, 2021	August 31, 2021
Interest expense on notes payable - TCB	$25,862	$99,294
Debt issuance costs - TCB	12,390	47,462
Total interest expense	$38,252	$146,756

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Numerator:
Net income	$466,820	$856,494	$1,933,586	$2,720,713
Denominator:
Weighted-average shares outstanding-basic	8,390,335	8,452,374	8,449,277	7,996,278
Dilutive common shares issuable upon exercise of stock options	14,150	239,957	26,384	221,176
Weighted-average shares-diluted	8,404,485	8,692,331	8,475,661	8,217,454
Income per share:
Basic	$0.06	$0.10	$0.23	$0.34
Diluted	$0.06	$0.10	$0.23	$0.33

For the three months ended August 31, 2022, the Company excluded the effect of 690,464 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2022, the Company excluded the effect of 518,850 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of August 31, 2022, and November 30, 2021, there were 22,500 and 75,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2022, there were no shares available for future issuance under the 2006 Plan. The 2006 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2006 Plan on or after the 10-year anniversary of the effective date of the Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In August 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of August 31, 2022, there were 243,964 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2021, there were 460,943 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2022, there were no shares available for future issuance under the 2012 Plan. The 2012 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2012 Plan on or after the 10-year anniversary of the effective date of the 2012 Plan, which is December 1, 2011.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan will reserve 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of August 31, 2022, there were 52,500 service-based options issued and 400,000 market-based restricted options granted. As of August 31, 2022, there were 1,047,500 shares available for future issuance under the 2022 Plan.

Service-based vesting condition options

The fair value of each option award is estimated on the date of the grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted to employees is based upon historical exercise data. Expected dividends are based on the historical trend of the Company not issuing dividends other than the one-time, special cash dividend declared by the Board of Directors on August 19, 2022.

There were 0 and 52,500 options granted during the three and nine months ended August 31, 2022, respectively.

There were 0 and 20,000 options granted during the three and nine months ended August 31, 2021, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2022 and 2021, respectively, are as follows:

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Weighted average values:
Expected dividends	—	—	0%	0%
Expected volatility	—	—	53.23%	49.85%
Risk free interest rate	—	—	2.74%	1.35%
Expected life	—	—	3 years	6 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2022, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2021	537,443	$5.76	5.22	$3,564,067
Granted	52,500	13.20		—
Exercised	(182,229)	3.03		645,304
Expired/forfeited	(87,250)	6.15		150,075
Outstanding at August 31, 2022	320,464	$8.42	4.73	$136,007
Exercisable at August 31, 2022	231,230	$7.27	5.04	$136,007

The weighted average grant date fair value of options granted during the nine months ended August 31, 2022 and 2021 was $4.56 and $4.56, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2022 or November 30, 2021 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2022, the Company issued 172,229 and 182,229 common shares, respectively, to option holders who exercised options for $519,274 and $551,274, respectively.

During the three and nine months ended August 31, 2021, the Company issued 84,632 and 574,300 common shares, respectively, to option holders who exercised options for $0 and $1,066,000, respectively

Significant option groups outstanding and exercisable at August 31, 2022 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	30,000	2.99	$3.13	30,000	$3.13
$6.01 to $7.00	3,833	3.84	$6.52	3,833	$6.52
$7.01 to $8.00	196,531	5.16	$7.63	179,879	$7.60
$9.01 to $10.00	29,000	5.51	$9.37	7,800	$9.36
$12.01 to $13.00	16,653	7.98	$12.54	9,718	$12.63
$13.01 to $14.00	44,447	2.31	$13.50	0	$0.00
	320,464	4.73	$8.42	231,230	$7.27

A summary of the status of the Company’s non-vested options as of August 31, 2022, and changes during the nine months ended August 31, 2022, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2021	63,034	$4.99
Granted	52,500	4.56
Vested	(18,634)	5.83
Forfeited	(7,666)	6.23
Non-vested at August 31, 2022	89,234	$4.45

As of August 31, 2022, there was approximately $279,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.97 years as of August 31, 2022. The total fair value of shares vested during the nine months ended August 31, 2022 was approximately $109,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the three and nine months ended August 31, 2022 was $0. The fair value of the options that vested through the three and nine months ended August 31, 2021 was approximately $29,000 and $85,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of August 31, 2022, there was no unrecognized compensation cost related to the non-vested options of common stock.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options is subject to the Company's shareholders approving the 2022 Plan, which vote is expected to occur at the Company’s 2022 Annual Meeting. There were no market-based vesting condition options for the nine months ended August 31, 2021. For the nine months ended August 31, 2022, the Company recognized approximately $156,000 in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2022, there was approximately $960,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 2.5 years.

On May 18, 2018, the Company entered into an Amendment Agreement (the "Amendment Agreement"), effective December 1, 2017, amending certain terms of Oleg Mikulinsky's Employment Agreement dated March 5, 2012, as previously amended. Per the Amendment Agreement, based upon certain performance criteria, the Company is required to grant Oleg Mikulinsky a percentage of up to 8,000 of qualified stock options of the Company’s common stock. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the requisite service period using a Black-Scholes valuation model. As of September 4, 2019, the Company granted Oleg Mikulinsky 4,444 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2018 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2019 and 1/3 on November 30, 2020. The fair of these options that vested through the nine months ended August 31, 2022 and August 31, 2021 was approximately $0 and $200 and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and vested 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of these options that vested through the nine months ended August 31, 2022 and August 31, 2021 was approximately $0 and $2,500, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statement of income. As of August 31, 2022, there was no unrecognized compensation cost related to the non-vested options of common stock.

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

Per the License and Royalty Agreement with LifeCell, there was a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company in full as of August 31, 2022. As of November 30, 2020, the Company had recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

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

Purchase Contract - New Property

On March 14, 2022, the Company entered into a $11.2 million purchase contract with Scannell Properties #502, LLC (“Scannell”) for a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). Pursuant to the Agreement, on March 16, 2022, the Company transferred an initial earnest deposit of $200,000. On June 10, 2022, the Company exercised its right to extend the closing date and transferred an additional deposit of $50,000 for a closing extension. On July 18, 2022, the Company completed the purchase of the property. The Company transferred $2,240,000 from cash on hand and financed the remaining balance of $8,960,000 with a term loan from Susser Bank (see Note 5). The New Facility has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs) and the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

Contract to Sell Property

On June 10, 2022, the Company entered into a $1.85 million Agreement for Purchase and Sale of Improved Real Property with HFK Properties, LLC to sell the 8,800 square foot medical condominium building in Durham that was purchased by the Company in fiscal 2021. The building was originally purchased to become the Cryo-Cell Institute for Cellular Therapies which will now be in the new facility (see above). HFK Properties, LLC transferred the initial earnest deposit of $50,000 into escrow on June 15, 2022. The closing date is expected to be in the fourth quarter of fiscal 2022.

Special Dividend

On August 19, 2022, the Board of Directors of the Company declared a one-time, special cash dividend of $0.90 per share of common stock to be paid to its stockholders of record as of the close of business on September 2, 2022. The total paid by the Company was $7,672,728. The special dividend was funded by a revolving line of credit from Susser Bank (see Note 5).

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

As of August 31, 2022, the Company had repurchased an aggregate of 6,322,746 shares of the Company’s common stock at an average price of $3.56 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 208,790 (at an average price of $8.11 per share) during the nine months ended August 31, 2022 and the Company did not purchase any shares of the Company’s common stock during the nine months ended August 31, 2021.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2022 and November 30, 2021. As of August 31, 2022 and November 30, 2021, 6,322,746 and 6,113,956 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, August 31, 2022, the Company repurchased 6,005 of additional shares of the Company’s common stock, at an average price of $5.57 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2022 and November 30, 2021:

	August 31, 2022	November 30, 2021
Assets
Operating lease right-of-use asset	$684,668	$916,493
Liabilities
Current portion of operating lease liabilities	$306,404	$312,067
Operating lease long-term liabilities	383,943	610,989
Total lease liability	$690,347	$923,056

The maturity of the Company’s lease liabilities at August 31, 2022 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2022 (remaining 3 months)	$85,118
2023	313,996
2024	295,086
2025	24,591
Less: Imputed interest	(28,444)
Present value of lease liabilities	$690,347

The remaining lease term and discount rates are as follows:

	August 31, 2022	November 30, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.33	3.08
Discount rate (percentage)
Operating lease	3.5%	3.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	August 31, 2022	August 31, 2021
Operating cash outflows from operating leases	$83,378	$82,545

	Nine months ended
	August 31, 2022	August 31, 2021
Operating cash outflows from operating leases	$255,306	$229,675

Note 12 – Patent Option and Technology License Agreement

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

In addition, Duke has provided its manufactured MSCs for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. If the Duke MSCs prove to be the most efficacious, the Company intends to design and fund a Phase 3 registration trial for that indication. The readout from the Emory trial is expected in the first quarter 2023.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the nine months ended August 31, 2022 and 2021, the Company recorded $720,580 and $480,387, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income. As of the three months ended August 31, 2022 and 2021, the Company recorded $240,193 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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
(xxvii)
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations,
(xxviii)
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, ExtraVault, and
(xxix)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company purchased a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina ("New Facility"). The Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions storage services, to set up a cellular therapy laboratory to manufacture MSCs and the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

In June 2018, the Company acquired substantially all of the assets of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”), which included both public (PHS 351) and private (PHS 361) banks. The Company closed the Cord:Use location and maintains its operations in Oldsmar, Florida. The new PHS 351 product is distributed under an IND (10-CBA) maintained by the National Marrow Donor Program (“NMDP”). The Company has continued the contract with Duke initiated by Cord:Use to manufacture, test, cryopreserve, store and distribute the public cord blood units. As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke, expiring on January 31, 2025, for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2022, the Company had approximately 6,000 cord blood units in inventory. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 12 blood units per month. The public units are listed on the NMDP Single Point of Access Registry and are available to transplant centers worldwide. The Company is reimbursed via cost recovery for public cord blood units distributed for transplant through the NMDP.

Pursuant to the Purchase Agreement, Cord:Use is entitled to an earn out from the Company’s sale of the Public Cord Blood Inventory from and after closing. Each calendar year after the closing, the Company is required to pay to Cord:Use 75% of all gross revenues, net of any returns, received from the sale of public cord blood inventory in excess of $500,000 up to an aggregate amount of $200,000,000. Such payments are to be made quarterly, within 30 days of the end of the last month of each calendar quarter, until the public cord blood inventory is exhausted. In addition, each calendar year after closing, until the public cord blood inventory is exhausted, for every $500,000 of retained gross revenues, net of any returns, received and retained by the Company in excess of the initial $500,000 retained by the Company during such year, the Company is also required to deliver its common stock to Cord:Use, up to an aggregate total value of $5,000,000. As of August 31, 2022, the Company has delivered 465,426 shares at $7.52 per share of its common stock to Cord:Use.

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

In the event a Tianhe Sale Event has not occurred on or before the five year anniversary of the Closing Date of the Cord:Use Asset Purchase Agreement, then the Company and Cord:Use will select an independent valuator to determine the fair market value of the Tianhe Stock owned by the Company and the Company will pay Cord:Use the Tianhe Valuation Earnout, which is 7% of the gross profits that would have been derived from a hypothetical sale of Tianhe capital stock, provided, that, notwithstanding the foregoing, in the Company’s sole discretion, the Company may, instead of issuing shares of its common stock, transfer 7% of its Tianhe Stock to Cord:Use in full payment of the Tianhe Valuation Earnout.

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

ExtraVault

On March 14, 2022, the Company entered into a $11.2 million purchase contract with Scannell Properties #502, LLC (“Scannell”) for a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). Pursuant to the Agreement, on March 16, 2022, the Company transferred an initial earnest deposit of $200,000. On June 10, 2022, the Company exercised its right to extend the closing date and transferred an additional deposit of $50,000 for a closing extension. On July 18, 2022, the Company completed the purchase of the property. The Company transferred $2,240,000 from cash on hand and financed the remaining balance of $8,960,000 with a term loan from Susser Bank (see Note 5). The New Facility has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs”) and the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

Results of Operations – Nine-Month Period Ended August 31, 2022 Compared to the Nine-Month Period Ended August 31, 2021

Revenue. Revenue for the nine months ended August 31, 2022 was $22,572,707 as compared to $21,569,464 for the same period in 2021. The increase in revenue was in part due to a 4% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 6% increase in recurring annual storage fee revenue offset by a decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2022 versus the same period in 2021.

Product Revenue. For the nine months ended August 31, 2022, revenue from the product sales was $75,600 compared to $56,200 for the nine months ended August 31, 2021.

Public Cord Blood Banking Revenue. For the nine months ended August 31, 2022, revenue from the public cord blood banking sales was $337,405 compared to $289,231 for the nine months ended August 31, 2021. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the nine months ended August 31, 2022 was $6,653,497 as compared to $6,693,806 for the same period in 2021, representing a 1% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $155,000 and $154,000 for the nine months ended August 31, 2022 and 2021, respectively. Cost of Sales also includes $63,934 and $129,581 for the nine months ended August 31, 2022 and 2021, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $1,246,108 and $1,111,022 for the nine months ended August 31, 2022 and 2021, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2022 were $10,891,951 as compared to $10,075,502 for the 2021 period representing an 8% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2022 were $308,388 as compared to $19,431 for the 2021 period. The increase for the nine months ended August 31, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2022 was $839,995 compared to $558,167 for the 2021 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the nine months ended August 31, 2022 was an increase of $259,769 compared to a decrease of $604,109 for the 2021 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2022. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the nine months ended August 31, 2022, was $947,968 compared to $957,479 during the comparable period in 2021, of which, $118,438 and $146,756, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $737,514 and $695,591 as of the nine months ended August 31, 2022 and 2021, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the nine months ended August 31, 2022 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Gain (Loss) on Change in Fair Value of Derivative. Gain (loss) on the change in the fair value of a derivative for the nine months ended August 31, 2022 was $62,835. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2022 was $762,854 compared to $1,134,198 for the nine months ended August 31, 2021.

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

Results of Operations – Three-Month Period Ended August 31, 2022 Compared to the Three-Month Period Ended August 31, 2021

Revenue. Revenue for the three months ended August 31, 2022 was $7,680,959 as compared to $7,503,652 for the same period in 2021, a 2% increase. The increase in revenue for the three months ended August 31, 2022 versus 2021 was in part due to a 3% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 6% increase in recurring annual storage fee revenue offset by an 11% decrease in the number of new domestic cord blood specimens processed for three months ended August 31, 2022 versus the same period in 2021.

Product Revenue. For the three months ended August 31, 2022, revenue from the product sales was $21,000 compared to $18,200 for the three months ended August 31, 2021.

Public Cord Blood Banking Revenue. For the three months ended August 31, 2022, revenue from the public cord blood banking sales was $137,825 compared to $158,936 for the three months ended August 31, 2021. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended August 31, 2022 was $2,348,755 as compared to $2,458,938 for the same period in 2021, representing a 4% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $53,000 and $51,000 for the three months ended August 31, 2022 and 2021, respectively. Cost of Sales also includes $10,622 and $53,498 for the three months ended August 31, 2022 and 2021, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $454,733 and $462,021 for the three months ended August 31, 2022 and 2021, respectively, related to the public banks. The decrease in cost of sales for the three months ended August 31, 2022 versus August 31, 2021 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended August 31, 2022 versus August 31, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2022 were $3,603,411 as compared to $3,493,794 for the 2021 period representing a 3% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2022 were $80,272 as compared to $10,004 for the 2021 period. The increase for the three months ended August 31, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2022 was $281,903 compared to $269,482 for the 2021 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended August 31, 2022 was an increase of $412,307 compared to a decrease of $324,904 for the 2021 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2022. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended August 31, 2022, was $365,349 compared to $335,870 during the comparable period in 2021, of which, $90,547 and $38,252, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $258,125 and $239,806 as of the three months ended August 31, 2022 and 2021, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended August 31, 2022 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Gain (Loss) on Change in Fair Value of Derivative. Gain (loss) on the change in the fair value of a derivative for the three months ended August 31, 2022 was $62,835. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2022 was $174,146 compared to $404,735 for the three months ended August 31, 2021.

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

As of July 1, 2022, the Company paid the TCB term loan in full. The Company has no further obligations under the Credit Agreement.

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) a revolving credit facility in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Note, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”).

On July 29, 2022, the Company entered into an Amendment to Credit Agreement (“Amendment”) with Susser on behalf of itself and the lenders. The Company is exposed to interest rate risk related to its variable rate debt obligation under the Term Note. In July 2022, the Company entered into an interest rate swap agreement with Susser to manage exposure arising from this risk. The swap agreement has a notional amount equal to the Term Note. The agreement pays the Company monthly SOFR plus 3.25% on the notional amount and the Company pays a fixed rate of interest equal to 6.09%. The effective date of the amended term loan was July 29, 2022 with a maturity date of July 29, 2032.

Other than the foregoing loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At August 31, 2022, the Company had cash and cash equivalents of $2,924,696 as compared to $8,263,088 at November 30, 2021. The decrease in cash and cash equivalents during the nine months ended August 31, 2022 was primarily attributable to the following:

•
Net cash from operating activities for the nine months ended August 31, 2022 was $6,142,911 which was attributable to the Company’s operating activities.
•
Net cash from operating activities for the nine months ended August 31, 2021 was $6,258,619 which was attributable to the Company’s operating activities.

•
Net cash from investing activities for the nine months ended August 31, 2022 was $17,195,210 which was primarily attributable to $12,193,470 used to purchase property and equipment including a new facility (See Note 9) and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 12).
•
Net cash from investing activities for the nine months ended August 31, 2021 was $6,660,228 which was primarily attributable to $1,554,004 used to purchase property, equipment and software and $5,106,224 used as part of the Patent Option and Technology License Agreement with Duke (See Note 12).
•
Net cash from financing activities for the nine months ended August 31, 2022 was $5,713,907 which was primarily attributable to the payments of $1,908,433 to partially repay the TCB note payable described above and $1,692,433 used to repurchase the Company's common stock which was partially offset by the receipt of $551,274 from the exercise of stock options and $8,960,000 received per a Credit Agreement with Susser Bank described above.
•
Net cash from financing activities for the nine months ended August 31, 2021 was $2,258,710 which was primarily attributable to the payments of $3,325,000 to repay the TCB note payable described above offset by the receipt of $1,066,290 from the exercise of stock options.

The Company anticipates making discretionary capital expenditures of approximately $10,000,000 over the next twelve months for property build out, purchases of property and equipment, obligations under the Patent and Technology License Agreement with Duke University and software enhancements. The Company anticipates funding future property build out, equipment purchases, obligations under the Patent Technology License Agreement with Duke University and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, developing its infusion services at the Cryo-Cell Institute for Cellular Therapies and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 12) and to develop its biopharmaceutical manufacturing capabilities related to mesenchymal stromal cells derived from umbilical cord tissue.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our common stock may be delisted from NYSE American LLC ("NYSE") if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of the NYSE, our common stock could be delisted from the exchange. These continued listing standards include specifically enumerated criteria, including compliance with the NYSE's corporate governance requirements.

If we fail to comply with the NYSE's continued listing standards, we may be delisted from the NYSE. Delisting of the common stock could depress the price of our stock, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

We may need to raise additional capital.

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. The Company has attempted to focus its capital resources on its core business of cellular storage services by de-emphasizing certain non-core business activities. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require capital to pay for the build out of the new property purchased in July 2022, business clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs, for capital expenditures for software enhancements, purchases of equipment and obligations under the Duke Agreement. The Company anticipates funding these capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing.

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

If our umbilical cord blood stem cell storage services do not achieve continued market acceptance, we will not be able to generate revenue necessary to support our business.

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

Our future success depends upon our ability to retain our key management and other personnel and will also depend in large part on our ability to attract and retain additional qualified software developers, bioinformaticists, operations personnel, sales and marketing personnel, and business development personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Tampa Bay area of Florida, where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel, especially in the area of sales. Failure to attract, assimilate, and retain personnel would have a material adverse effect on our business and potential growth.

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

Based upon shares of common stock outstanding as of August 31, 2022, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 39% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2022	18,700	$6.10	—	1,705,018
July 1 - 31, 2022	-	$-	—	1,705,018
August 1 - 31, 2022	27,764	$5.51	—	1,677,254

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4) **	2022 Equity Incentive Plan.
10.5	Credit Agreement between Cryo-Cell International, Inc and Susser Bank
10.6	Amendment to the Credit Agreement between Cryo-Cell International and Susser Bank
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.

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

Date: October 17, 2022