Form 10-K
period 2022-11-30
CRYO CELL INTERNATIONAL INC
filed 2023-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2022

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒		Smaller reporting company	☑
Emerging growth company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of thos error corrections are restatements that required a recovery anlysis of incentive-based compensation received by any registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2022) was $35,449,091.

As of February 18, 2023, there were 8,443,316 shares of Common Stock outstanding.

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

Stem cells are found in umbilical cord blood ("cord blood stem cells") and can be collected and stored after a baby is born. Over 50,000 cord blood stem cell transplants have been performed to date. The Company believes that parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

ExtraVault

On July 18, 2022, the Company completed the purchase of a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). The New Facility has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs”) and the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2022 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Some of these competitors may have access to greater financial resources. Nevertheless, the Company believes it is currently well positioned to compete in the industry. Importantly, the Company believes that some competitors charge more for comparable (or even inferior) quality service. In addition, the Company possesses an industry-recognized AABB accreditation, and believes that it was the first private cord blood bank to process in a cGMP- and cGTP-compliant facility exceeding current FDA requirements. During 2014, the Company was granted FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation. These achievements position Cryo-Cell as an industry quality leader as a cGMP- and cGTP-compliant private cord blood bank with AABB and FACT accreditations.

The Company believes that its longevity and experience; value-based pricing strategy; superior customer service; premier technical and operational expertise; state-of-the-art facilities; innovative marketing programs and its expansive client base will continue to provide a competitive advantage.

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2022 and November 30, 2021, the Company was in compliance with these requirements.

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

License Agreement with Duke University

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

In addition, Duke has provided its manufactured MSCs for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. If the Duke MSCs prove to be the most efficacious, the Company intends to design and fund a Phase 3 registration trial for that indication. The readout from the Emory trial is expected in 2023.

The Company purchased a 56,000 square feet facility in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA has granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. The Company intends to file an IND to conduct a clinical trial for either cerebral palsy or autism and will ask for similar rights to treat pediatric patients with certain neurological disorders (such as CP or autism) at its clinic. There can be no assurance that the FDA will approve of this or any IND filed by the Company.

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

In accordance with the original Duke License Agreement, the Company is required to pay Duke a license fee equal to $12,000,000, of which $10,000,000 has been paid to date and an additional $2,000,000 was due on February 23, 2023. In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of the net sales varying from 7% - 12.5% based on volume. The Company is also obligated to pay certain legal fees and expenses associated with related patents.

On February 17, 2023, subsequent to the balance sheet date, the Company entered into a Second Amendment to the License Agreement (the “Second Amendment”) with Duke. The Second Amendment changes the license fee due to Duke. The final $2,000,000 payment that was due on February 23, 2023 was removed and the license fee is paid in full. The Second Amendment added a new milestone payment of $1,000,000 upon FDA approval of the first licensed product comprising cord tissue derived MSC (“ctMSC”) for autism spectrum disorder. The Second Amendment also added a new ctMSC milestone that the Company will open a manufacturing facility for the licensed product prior to the first initiation of a Phase III clinical trial using ctMSC’s. As part of the Second Amendment, the Company also agreed to enter into a sponsored research agreement (the “Research Agreement”) with Duke to provide funding to complete the Duke IMPACT Study. If the Research Agreement is not entered into by March 1, 2023, the Second Amendment will be voided and the License Agreement will be unchanged. The Company has executed the sponsored research agreement and is waiting for Duke’s signature. If fully executed, in consideration for the work to be performed under the Research Agreement, the Company will be obligated to make 14 equal monthly payments of $187,407 commencing in March or April, 2023 and a final payment of $187,400 upon the submission of a draft proposed publication for peer review and delivered to the Company of the completed IMPACT Study. Duke agrees this will be no later than September 30, 2024.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the twelve months ended November 30, 2022 and 2021, the Company recorded $960,774 and $720,580, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

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

The Company made total payments to all RSA holders of $970,037 and $909,829 for the fiscal years ended November 30, 2022 and November 30, 2021 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,005,598 and $883,265 as of November 30, 2022 and November 30, 2021, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,092,370 and $1,030,521 for the fiscal years ended November 30, 2022 and 2021, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

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

Per the License and Royalty Agreement with LifeCell, there was a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement, of which, LifeCell has paid the Company in full as of November 30, 2022. As of November 30, 2020, the Company had recognized all of the licensee income due under the License and Royalty Agreement with LifeCell.

Marketing Agreements

The Company has definitive license agreements to market the Company's umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Pakistan.

Employees

At November 30, 2022, the Company had 80 full-time employees and 8 part-time employees on the staff of the Company. Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require capital to pay for the build out of the new property purchased in July 2022 and start up expenses relating to the planned infusion clinic, to finance clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke Agreement. The Company anticipates funding these capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4) and potential additional debt financing.

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

We anticipate that service fees from the processing and storage of umbilical cord blood stem cells will continue to comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires that we incur marketing expenditures and devote time in connection with education and awareness of consumers and medical practitioners. Additionally, negative publicity regarding the uses of stem cells, including negative results in clinical trials for efficacy regarding the uses of stem cells could adversely affect market acceptance. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to continue to gain market acceptance of our services, we will not be able to generate sufficient revenue to remain profitable.

We may fail to successfully manufacture MSCs.

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of mesenchymal stromal cells (“MSCs”). It is believed that MSCs have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions are currently being used in many clinical trials. While there is much promise related to MSCs, we may fail to successfully or profitably manufacture and store MSCs, including as a result of negative results in clinical trials for efficacy. The outcome of clinical trials is inherently uncertain.

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

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, our ability to generate revenues related to such product candidate will be negatively impacted.

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

The Company believes that the resolution of these matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of claims currently asserted and those which may be asserted in the future, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. See, Item 3 Legal Proceedings.

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

We incur significant legal, accounting and other expenses to meet our obligations as a publicly traded company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE American LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to maintain director and officer liability insurance coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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

Based upon shares of common stock outstanding as of November 30, 2022, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 47% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On July 18, 2022, the Company completed the purchase of a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina. The Company transferred $2,240,000 from cash on hand and financed the remaining balance of $8,960,000 with a term loan from Susser Bank (see Note 4).

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

Rent charged to operations was $346,097 and $328,877 for the fiscal years ended November 30, 2022 and 2021, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of income.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2023	$330,129
2024	$309,282
2025	$24,980

ITEM 3. LEGAL PROCEEDINGS.

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May, 2018. The complaint alleges that the Company’s advertising does not accurately represent the value and efficacy of its services and asserts claims (and seeks unspecified damages) under Florida law. The Company has not yet responded to the complaint. The Company believes the plaintiff’s claims are without merit and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NYSE American LLC under the symbol “CCEL”. The following table shows, for the fiscal quarters indicated, the high and low closing bid quotations for the Company's common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Low Closing Bid	High Closing Bid
February 28, 2021	7.33	10.00
May 31, 2021	8.40	10.00
August 31, 2021	8.30	11.31
November 30, 2021	11.21	14.16

February 28, 2022	8.21	13.90
May 31, 2022	6.00	8.90
August 31, 2022	5.20	7.25
November 30, 2022	4.54	7.53

On August 19, 2022, the Board of Directors of the Company declared a one-time, special cash dividend of $0.90 per share of common stock to be paid to its stockholders of record as of the close of business on September 2, 2022. The total paid by the Company was $7,672,728. The special dividend was funded by a revolving line of credit from Susser Bank (see Note 4).

As of November 30, 2022, the Company had 144 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

The following table sets forth as of November 30, 2022, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	22,500	$3.47	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	242,214	$7.86	—
Cryo-Cell International, Inc. 2022 Stock Incentive Plan	463,100	$4.05	1,036,900
Total	727,814	$5.30	1,036,900

ITEM 6. RESERVED.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2022, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This Form 10-K press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," “anticipate,” "believe," "goal," “strategy,” "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

1.
our future performance and operating results;
2.
our future operating plans;
3.
our liquidity and capital resources; and
4.
our financial condition, accounting policies and management judgments.

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

a.
any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;
b.
any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;
c.
any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;
d.
any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of new types of stem cells;
e.
any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;
f.
any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;
g.
any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;
h.
any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;
i.
the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;
j.
the success of our licensing agreements and their ability to provide us with royalty fees;
k.
any difficulties and increased expense in enforcing our international licensing agreements;
l.
any adverse performance by or relations with any of our licensees;
m.
any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;
n.
any inability to realize cost savings as a result of recent acquisitions;
o.
any inability to realize a return on an investment;

p.
any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;
q.
the success of our global expansion initiatives and product diversification;
r.
our actual future ownership stake in future therapies emerging from our collaborative research partnerships;
s.
our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;
t.
any inability to successfully identify and consummate strategic acquisitions;
u.
any inability to realize benefits from any strategic acquisitions;
v.
the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;
w.
the Company’s ability to realize a profit on the acquisition of Cord:Use;
x.
the impact of the COVID-19 pandemic on our sales, operations and supply chain;
y.
the Company's actual future competitive position in stem cell innovation;
z.
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
aa.
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations,
bb.
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, ExtraVault, and
cc.
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

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke University (“Duke”). The Duke Agreement grants the Company the rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. The Company plans to explore, test, and/or administer these treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Federal Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Pursuant to the Duke Agreement, the Company has been granted exclusive commercial rights to Duke’s granted exclusive commercial rights to Duke’s intellectual property assets, FDA regulatory data, clinical expertise and manufacturing protocols associated with various applications of cord blood and cord tissue stem cells. Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA’s

Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2022, the Company had revenue of $30,336,749 compared to $28,884,902 for the fiscal year ended November 30, 2021, an increase of 5% as a result of the reasons discussed below.

Processing and Storage Fees. For the fiscal year ended November 30, 2022, processing and storage fees were $29,771,123 compared to $28,397,401 for the fiscal year ended November 30, 2021. Processing and storage fee revenue is attributable to an 6% increase in recurring annual storage fee revenue offset by a 6% decrease in the number of new domestic cord blood specimens processed in Fiscal Year 2022 to Fiscal Year 2021.

Product Revenue. For the twelve months ended November 30, 2022, revenue from the product sales was $104,000 compared to $111,400 for the twelve months ended November 30, 2021.

Public Cord Blood Banking Revenue. For the twelve months ended November 30, 2022, revenue from the public cord blood banking sales was $461,626 compared to $376,101 for the twelve months ended November 30, 2021.

Cost of Sales. For the fiscal year ended November 30, 2022, cost of sales was $8,792,358 as compared to $8,989,736 for the fiscal year ended November 30, 2021, representing a 2% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $208,482 for the year ended November 30, 2022 compared to $203,892 for the 2021 period. Also, included in Cost of Sales is $100,715 and $154,140 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2022 and November 30, 2021, respectively. Also included in Cost of Sales is $1,596,530 and $1,484,186 for the twelve months ended November 30, 2022 and November 30, 2021, respectively. The decrease in cost of sales for the twelve months ended November 30, 2022 versus November 30, 2021 is due to the decrease in the number of new domestic cord blood specimens processed during the twelve months ended November 30, 2022 versus November 30, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2022 were $15,580,274 as compared to $14,610,200 for the fiscal year ended November 30, 2021 representing a 7% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2022, were $384,789 as compared to $49,870 in 2021. The increase for the twelve months ended November 30, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 18).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2022 was $1,119,528 compared to $834,845 for fiscal 2021.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2022 was an increase of $435,333 compared to a decrease of $782,481 for fiscal 2021. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of November 30, 2022. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the twelve months ended November 30, 2022 was $0 compared to $1,164,499 for the 2021 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $0 and $1,164,499 was recognized during the twelve months ended November 30, 2022 and November 30, 2021, respectively, to reduce inventory from cost to net realizable value.

Interest Expense. Interest expense during the fiscal year ended November 30, 2022 was $1,521,767 compared to $1,378,926 in fiscal 2021, of which $320,561 and $174,968, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 4. Interest Expense is also comprised of $1,092,370 and $1,030,521 as of the twelve months ended November 30, 2022 and November 30, 2021, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the twelve months ended November 30, 2022 and November 30, 2021 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 18.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the fiscal year ended November 30, 2022 was $446,200. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the twelve months ended November 30, 2022 was $547,540 compared to $527,710 for the twelve months ended November 30, 2021.

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

There was approximately $1,573,000 and $3,533,000 of U.S. income taxes paid for fiscal years ended November 30, 2022 and November 30, 2021, respectively.

Liquidity and Capital Resources

During fiscal 2016 through fiscal 2018, the Company entered into Credit Agreements (“Credit Agreements”) with Texas Capital Bank, National Association (“TCB”) totaling $15,500,00. As of July 1, 2022, the Company paid the TCB term loan in full. The Company has no further obligations under the Credit Agreement.

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

On July 29, 2022, the Company entered into an Amendment to Credit Agreement (“Amendment”) with Susser on behalf of itself and the lenders. The Company is exposed to interest rate risk related to its variable rate debt obligation under the Term Note. In July 2022, the Company entered into an interest rate swap agreement with Susser to manage exposure arising from this risk. The swap agreement had a notional amount equal to the Term Note. The agreement pays the Company monthly SOFR plus 3.25% on the notional amount and the Company pays a fixed rate of interest equal to 6.09%. The effective date of the amended term loan was July 29, 2022 with a maturity date of July 29, 2032. On November 18, 2022, the Company terminated the interest rate swap agreement recording a gain on interest rate swap of $446,200 for the fiscal year ended November 30, 2022. A variable interest rate will be paid on the outstanding balance of the Term Note.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At November 30, 2022, the Company had cash and cash equivalents of $1,703,958 as compared to $8,263,088 at November 30, 2021. The decrease in cash and cash equivalents during the twelve months ended November 30, 2022 was primarily attributable to the following:

•
Net cash provided by operating activities in fiscal 2022 was $8,572,647 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.
•
Net cash provided by operating activities in fiscal 2021 was $7,926,094 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.
•
Net cash used in investing activities in fiscal 2022 was $15,279,639 which was primarily attributable to $12,168,459 used to purchase property and equipment including a new facility (See Note 18) and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 18).
•
Net cash used in investing activities in fiscal 2021 was $6,951,171 which was primarily attributable $1,510,150 used to purchase real estate for the Company’s Institute of Cellular Therapies in North Carolina, $323,847 used to the purchase equipment and software and $5,106,224 used as part of the Patent Option and Technology License Agreement with Duke (See Note 18).
•
Net cash from financing activities in fiscal 2022 was $147,862 which was primarily attributable to the payments of $1,908,433 to partially repay the TCB and Susser Bank notes payable described above, $1,819,915 used to repurchase the Company's common stock, $7,672,728 used to pay a dividend to the Company's shareholders and $5,400,000 to repay the RCF which was partially offset by the receipt of $551,274 from the exercise of stock options, $8,960,000 received per a Credit Agreement with Susser Bank described above and $7,672,728 received per a RCF from Susser Bank described above.
•
Net cash used in financing activities in fiscal 2021 was $3,072,960 which was primarily attributable to the payments of $4,100,000 to repay the note payable described above, offset by the receipt of $1,276,417 from the exercise of stock options.

The Company has a revolving line of credit, described above. The balance as of November 30, 2022 is $2,272,728 and is reflected on the accompanying balance sheet.

The Company anticipates making discretionary capital expenditures of approximately $10,000,000 over the next twelve months for property build out, purchases of property and equipment, obligations under the Patent and Technology License Agreement with Duke University and software enhancements. The Company anticipates funding future property build out, equipment purchases, obligations under the Patent Technology License Agreement with Duke University and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4) and potential additional debt financing.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from future operations, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. Cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, developing its infusion services at the Cryo-Cell Institute for Cellular Therapies and managing discretionary expenses. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 18) and to develop its biopharmaceutical manufacturing capabilities related to mesenchymal stromal cells derived from umbilical cord tissue.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2022 and November 30, 2021.

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

Stock Compensation

As of November 30, 2022, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.

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

Inventories

As part of the Asset Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2022, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $0 and $1,164,499 was recognized during fiscal 2022 and 2021, respectively, to reduce inventory from cost to net realizable value.

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
Atlanta, GA 30303

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2022 and 2021, and the related consolidated statements of income, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of Public Inventory Valuation and Contingent Consideration – valuation related to the amount of public inventory sales

As described in Notes 1 and 2 to the financial statements, the Company’s inventory of finished goods related to public inventory totaled $9,775,322 and contingent consideration related to sales of public inventory totaled $1,162,704.

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

Atlanta, Georgia

February 28, 2023

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,703,958	$8,263,088
Marketable securities	17,620	75,412
Accounts receivable (net of allowance for
doubtful accounts of $3,528,119 and $3,078,439, respectively)	6,043,941	5,253,173
Prepaid expenses	566,557	558,413
Inventory, current portion	851,230	921,213
Other current assets	426,879	711,208
Total current assets	9,610,185	15,782,507
Property and Equipment-net	13,603,115	3,230,204
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	13,691,028	14,651,802
Intangible assets, net	1,463,312	1,559,693
Inventory, net of current portion	9,275,344	9,695,363
Goodwill	1,941,411	1,941,411
Deferred tax assets	13,742,399	12,010,133
Operating lease right-of-use asset	606,034	916,493
Deposits and other assets, net	647,226	566,470
Total other assets	41,674,754	41,649,365
Total assets	$64,888,054	$60,662,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,605,301	$1,489,774
Accrued expenses	3,585,810	3,057,386
Note payable	150,527	1,898,065
Line of credit	2,272,728	—
Current portion of operating lease liability	297,691	312,067
Current portion of Duke license agreement liability	1,983,036	4,957,591
Deferred revenue	9,586,327	9,358,696
Total current liabilities	19,481,420	21,073,579
Other Liabilities
Deferred revenue, net of current portion	36,000,059	31,274,214
Contingent consideration	1,162,704	727,371
Note payable, net of current portion and debt issuance costs	8,579,875	—
Operating lease long-term liability	313,298	610,989
Duke license agreement liability	—	1,916,609
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	46,930,936	35,404,183
Total liabilities	66,412,356	56,477,762
Commitments and contingencies (Note 12)	—	—
Stockholders' (Deficit) Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,848,001 issued and 8,500,511 outstanding as of November 30, 2022 and 14,665,772 issued and 8,551,816 outstanding as of November 30, 2021)	148,480	146,658
Additional paid-in capital	42,597,380	41,586,583
Treasury stock, at cost	(22,632,649)	(20,812,734)
Accumulated deficit	(21,637,513)	(16,736,193)
Total stockholders' (deficit) equity	(1,524,302)	4,184,314
Total liabilities and stockholders' (deficit) equity	$64,888,054	$60,662,076

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	November 30,	November 30,
	2022	2021
Revenue:
Processing and storage fees	$29,771,123	$28,397,401
Public banking revenue	461,626	376,101
Product revenue	104,000	111,400
Total revenue	30,336,749	28,884,902
Costs and Expenses:
Cost of sales	8,792,358	8,989,736
Selling, general and administrative expenses	15,580,274	14,610,200
Impairment of public inventory	—	1,164,499
Change in fair value of contingent consideration	435,333	(782,481)
Research, development and related engineering	384,789	49,870
Depreciation and amortization	1,119,528	834,845
Total costs and expenses	26,312,282	24,866,669
Operating Income	4,024,467	4,018,233
Other Income (Expense):
Losses on marketable securities	(38,972)	(13,064)
Gain on interest rate swap	446,200	—
Gain (loss) on sale of property and equipment	407,344	(15,111)
Other income	1,676	99
Interest expense	(1,521,767)	(1,378,926)
Total other income (expense)	(705,519)	(1,407,002)
Income before income tax expense	3,318,948	2,611,231
Income tax expense	(547,540)	(527,710)
Net Income	$2,771,408	$2,083,521
Net income per common share - basic	$0.33	$0.26
Weighted average common shares outstanding - basic	8,465,568	8,137,342
Net income per common share - diluted	$0.33	$0.25
Weighted average common shares outstanding - diluted	8,483,994	8,361,720

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,771,408	$2,083,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,498,883	1,039,105
Impairment of public inventory	—	1,164,499
(Gain) loss on sale of property and equipment	(407,344)	15,111
Change in fair value of contingent consideration	435,333	(782,481)
Losses on marketable securities	38,972	13,064
Compensatory element of stock options	461,345	301,616
Provision for doubtful accounts	929,618	536,999
Deferred income tax expense	(1,732,266)	(1,646,166)
Amortization of debt issuance costs	15,834	56,851
Amortization of operating lease right-of-use asset	310,459	287,287
Changes in assets and liabilities:
Accounts receivable	(1,720,386)	532,788
Prepaid expenses	(8,144)	53,214
Inventory	490,002	210,277
Other current assets	284,329	(466,512)
Deposits and other assets, net	(80,756)	15,549
Accounts payable	115,527	532,384
Accrued expenses	528,424	11,275
Operating lease liability	(312,067)	(280,837)
Deferred revenue	4,953,476	4,248,550
Net cash from operating activities	8,572,647	7,926,094
Cash flows from investing activities:
Purchases of property and equipment	(12,168,459)	(1,833,997)
Sale of property and equipment	1,870,000	—
Payment of Duke license agreement	(5,000,000)	(5,106,224)
Purchase of intangible asset	—	(10,950)
Purchases of marketable securities	(1,142,212)	—
Sale of marketable securities	1,161,032	—
Net cash used in investing activities	(15,279,639)	(6,951,171)
Cash flows from financing activities:
Treasury stock purchases	(1,819,915)	(249,377)
Repayments of note payable	(1,946,996)	(4,100,000)
Repayment of line of credit	(5,400,000)	—
Proceeds from the exercise of stock options	551,274	1,276,417
Proceeds from line of credit	7,672,728	—
Proceeds from note payable	8,960,000	—
Dividends paid	(7,672,728)	—
Issuance costs associated with the proceeds from the note payable	(196,501)	—
Net cash from (used in) financing activities	147,862	(3,072,960)
Decrease in cash and cash equivalents	(6,559,130)	(2,098,037)
Cash and cash equivalents - beginning of period	8,263,088	10,361,125
Cash and cash equivalents - end of period	$1,703,958	$8,263,088

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$—	$904,691
Patent option agreement credit to purchase of patents and licenses	$—	$500,000
Liabilities incurred for the purchase of patents and licenses	$—	$11,374,200
Taxes payable upon net exercise of stock options	$—	$147,900
Supplemental financing activities:
Stock issued for the purchase of patents and licenses	$—	$3,585,172
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,259,884	$1,039,350
Income taxes	$1,572,602	$3,532,921

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2020	13,633,638	$136,336	$36,581,600	$(20,563,357)	$(18,819,714)	$(2,665,135)
Exercise of stock options	622,400	6,224	1,122,293			1,128,517
Common stock issued to Duke	409,734	4,098	3,581,074			3,585,172
Compensatory element of stock options			301,616			301,616
Treasury stock				(249,377)		(249,377)
Net income					2,083,521	2,083,521
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	182,229	1,822	549,452			551,274
Compensatory element of stock options			461,345			461,345
Treasury stock				(1,819,915)		(1,819,915)
Dividends declared ($0.90 per share)					(7,672,728)	(7,672,728)
Net income					2,771,408	2,771,408
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022 and 2021

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

The accompanying consolidated financial statements as of November 30, 2022 and November 30, 2021 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

During fiscal 2022 and 2021, there were no concentration of risks.

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

As of November 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $45,586,386, which will be recognized ratably on a straight-line basis over the contractual period of which $9,586,327 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the twelve months ended November 30, 2022 and November 30, 2021, the Company recorded $50,977 and $49,378, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the twelve months ended November 30, 2022 and November 30, 2021, the Company capitalized additional contract acquisition costs of $109,673 and $95,168, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2022	November 30, 2021
Contract assets (sales commissions)	$615,628	$535,522
Accounts receivables	$6,043,941	$5,253,173
Short-term contract liabilities (deferred revenue)	$9,586,327	$9,358,696
Long-term contract liabilities (deferred revenue)	$36,000,059	$31,274,214

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2022 and November 30, 2021.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at November 30, 2022
Contract assets (sales commissions)	$535,522	$109,673	$(29,567)	$615,628
Accounts receivables	$5,253,173	$38,342,307	$(37,551,539)	$6,043,941
Contract liabilities (deferred revenue)	$40,632,910	$25,069,323	$(20,115,847)	$45,586,386

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2021:

	Balance at December 1, 2020	Additions	Deductions	Balance at November 30, 2021
Contract assets (sales commissions)	$466,141	$95,168	$(25,787)	$535,522
Accounts receivables	$6,322,960	$36,814,240	$(37,884,027)	$5,253,173
Contract liabilities (deferred revenue)	$36,384,360	$17,685,646	$(13,437,096)	$40,632,910

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2022, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $0 and $1,164,499 was recognized during the twelve months ended November 30, 2022 and November 30, 2021, respectively, to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of property and equipment are as follows:

Building	39 years
Vehicle	5 years
Furniture and equipment	3-10 years
Leasehold improvements	Lesser of 8-10 years or the lives of the leases
Computer software – internal use	1-5 years

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any indicators of impairment as of November 30, 2022 and November 30, 2021, respectively.

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

Leases

At the inception of a lease arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and as short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2022 and 2021 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of ncome. Total advertising expense for the fiscal years ended November 30, 2022 and 2021 was approximately $755,921 and $841,514, respectively.

Rent Expense

Rent is expensed on a straight-line basis over the term of the lease and is included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of income. All leases include provisions for escalations and related costs.

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2022 and November 30, 2021, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at November 30, 2022 Using
Description	November 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$17,620	$17,620	$—	$—
Total	$17,620	$17,620	$—	$—
Liabilities:
Contingent consideration	$1,162,704	$—	$—	$1,162,704
Total	$1,162,704	$—	$—	$1,162,704

Contingent Consideration:
Beginning Balance as of November 30, 2021	$727,371
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of November 30, 2022	435,333
Ending balance as of November 30, 2022	$1,162,704

	Fair Value at	Fair Value Measurements at November 30, 2021 Using
Description	November 30, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$75,412	$75,412	$-	$-
Total	$75,412	$75,412	$-	$-
Liabilities:
Contingent consideration	$727,371	$-	$-	$727,371
Total	$727,371	$-	$-	$727,371

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($39,000) and ($13,000) in losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the twelve months ended November 30, 2022 and 2021.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at November 30, 2022 and November 30, 2021. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Income per Common Share

Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net income per share is as follows:

	November 30, 2022	November 30, 2021
Numerator:
Net income	$2,771,408	$2,083,521
Denominator:
Weighted-average shares outstanding-basic	8,465,568	8,137,342
Dilutive common shares issuable upon exercise of stock options	18,426	224,378
Weighted-average shares-diluted	8,483,994	8,361,720
Income per share:
Basic	$0.33	$0.26
Diluted	$0.33	$0.25

For the year ended November 30, 2022, the Company excluded the effect of 635,301 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2021 the Company excluded the effect of 15,900 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2022, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $461,000 and $302,000 for the fiscal years ended November 30, 2022 and November 30, 2021, respectively, of stock compensation expense.

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

NOTE 2 – INVENTORY

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $1,164,499 was recognized during the fourth quarter of fiscal 2021 to reduce inventory from cost to net realizable value and is included in the accompanying consolidated statements of income.

The components of inventory at November 30, 2022 and November 30, 2021 are as follows:

	As of November 30, 2022	As of November 30, 2021
Raw materials	$—	$—
Work-in-process	254,953	357,686
Work-in-process – Public Bank	—	—
Finished goods	62,554	29,821
Finished goods – Public Bank	9,775,322	10,193,789
Collection kits	41,463	42,998
Inventory reserve	(7,718)	(7,718)
Total inventory	$10,126,574	$10,616,576

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

Intangible assets were as follows as of November 30, 2022 and 2021:

	Useful lives	November 30, 2022	November 30, 2021
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(120,297)	(80,159)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(225,157)	(201,709)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(8,711)	(7,916)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(144,000)	(112,000)
Net Intangible Assets		$1,463,312	$1,559,693

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:
2023	$96,381
2024	$96,381
2025	$86,694
2026	$73,132
2027	$73,132
Thereafter	$1,037,592
Total	$1,463,312

Amortization expense of intangibles was approximately $96,000 and $89,000 for the twelve months ended November 30, 2022 and November 30, 2021, respectively.

NOTE 4 – NOTE PAYABLE

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 extended to June 2022 with Second Amendment. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of November 30, 2022, and November 30, 2021, the Company paid interest of $18,485 and $118,117, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term and subordinated loans in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2022, and November 30, 2021, $10,367 and $56,851, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of July 1, 2022, the Company paid the TCB term loan in full. The Company has no further obligations under the Credit Agreement.

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032.As of November 30, 2022, and November 30, 2021, the Company paid interest of $286,242 and $0, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of November 30, 2022 were 6.98% and 7.11%, respectively.

The average outstanding balance during the year ended November 30, 2022 for the revolving line of credit was $3,578,207. The revolving line of credit balance as of November 30, 2022 is $2,272,728 and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2022, and November 30, 2021, $5,467 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

On July 29, 2022, the Company entered into an Amendment to Credit Agreement (“Amendment”) with Susser on behalf of itself and the lenders. The Company is exposed to interest rate risk related to its variable rate debt obligation under the Term Note. In July 2022, the Company entered into an interest rate swap agreement with Susser to manage exposure arising from this risk. The swap agreement had a notional amount equal to the Term Loan. The agreement pays the Company monthly SOFR plus 3.25% on the notional amount and the Company pays a fixed rate of interest equal to 6.09%. The effective date of the amended term loan was July 29, 2022 with a maturity date of July

29, 2032. On November 18, 2022, the Company terminated the interest rate swap agreement recording a gain on interest rate swap of $446,200 for the fiscal year ended November 30, 2022. A variable interest rate will be paid on the outstanding balance of the Term Loan.

The Company is required to pay a commitment fee equal to 0.5% times the daily average unused portion of the RCF.

The Agreement requires the Company to maintain a Leverage Ratio, determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 3.50 to 1.00. The Agreement also requires the Company to maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination.

As of November 30, 2022, and November 30, 2021, the note payable obligation was as follows:

	November 30, 2022	November 30, 2021
Note payable - TCB	$—	$1,908,433
Note payable - Susser	8,921,437
Unamortized debt issuance costs - TCB	—	(10,368)
Unamortized debt issuance costs - Susser	(191,035)	—
Net note payable	$8,730,402	$1,898,065
Current portion of note payable	$150,527	$1,898,065
Long-term note payable, net of debt issuance costs	8,579,875	—
Total	$8,730,402	$1,898,065

Interest expense on the note payable for the years ended November 30, 2022 and November 30, 2021 was as follows:

	November 30, 2022	November 30, 2021
Interest expense on notes payable - TCB	$18,485	$118,117
Interest expense on notes payable - Susser	286,242	—
Debt issuance costs - TCB	10,367	56,851
Debt issuance costs - Susser	5,467	—
Total interest expense	$320,561	$174,968

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, and assets for the years ended November 30, 2022 and November 30, 2021:

	For the years ended November 30,
	2022	2021
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$29,771,123	$28,397,401
PrepaCyte CB	104,000	111,400
Public cord blood banking	461,626	376,101
Total net revenue	$30,336,749	$28,884,902
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$7,095,113	$7,351,410
PrepaCyte CB	100,715	154,140
Public cord blood banking	1,596,530	1,484,186
Total cost of sales	$8,792,358	$8,989,736
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$5,185,305	$6,362,172
PrepaCyte CB	(24,493)	(70,335)
Public cord blood banking	(1,136,345)	(2,273,604)
Total operating profit	$4,024,467	$4,018,233
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$1,090,309	$806,230
PrepaCyte CB	27,778	27,595
Public cord blood banking	1,441	1,020
Total depreciation and amortization	$1,119,528	$834,845
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,521,767	$1,378,926
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,521,767	$1,378,926

The following table shows the assets by segment as of November 30, 2022 and November 30, 2021:

	2022	2021
Assets:
Umbilical cord blood and cord tissue stem cell service	$54,849,697	$50,170,887
PrepaCyte CB	176,546	250,591
Public cord blood banking	9,861,811	10,240,598
Total assets	$64,888,054	$60,662,076

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2022 and 2021:

December 1, 2020	$2,781,668
Bad debt expense	536,999
Write-offs	(564,957)
Recoveries	324,729
November 30, 2021	$3,078,439
Bad debt expense	929,618
Write-offs	(709,053)
Recoveries	229,115
November 30, 2022	$3,528,119

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2022	2021
Building	$11,215,134	$1,510,150
Vehicle	172,697	—
Furniture and equipment	7,570,067	6,842,282
Leasehold improvements	1,258,738	1,205,893
Computer software – internal use	1,194,038	1,194,039
	21,410,674	10,752,364
Less: accumulated depreciation	(7,807,559)	(7,522,160)
Total property and equipment	$13,603,115	$3,230,204

Depreciation expense was approximately $333,000 in fiscal 2022 and approximately $229,000 in fiscal 2021, of which approximately $208,000 and $204,000 is included in cost of sales, respectively, in the accompanying consolidated statements of income.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2022	2021
Professional fees	$238,188	$68,959
Payroll and payroll taxes (1)	1,515,680	1,673,693
Interest expense	1,038,799	888,732
General expenses	451,037	426,002
Federal and state taxes	342,106	—
	$3,585,810	$3,057,386

(1)
– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2022 and November 30, 2021.

NOTE 9 - INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2022 and 2021.

	2022	2021
Current:
Federal	$1,714,000	$1,468,000
State	566,000	740,000
Foreign	—	(34,000)
Subtotal	2,280,000	2,174,000
Deferred:
Federal	(1,218,000)	(1,024,000)
State	(514,000)	(622,000)
Foreign	—	—
Subtotal	(1,732,000)	(1,646,000)
Income tax expense	$548,000	$528,000

As of November 30, 2022 and 2021, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2022	2021
Tax assets:
Deferred income (net of discounts)	$10,081,000	$8,507,000
Tax over book basis in unconsolidated affiliate	1,252,000	1,246,000
Accrued payroll	335,000	109,000
Reserves and other accruals	2,524,000	2,341,000
Stock compensation	475,000	414,000
Depreciation and amortization	213,000	499,000
Transaction costs	20,000	19,000
RSA buy-out	1,236,000	1,374,000
Lease liability	171,000	174,000
Unrealized loss on securities	69,000	68,000
Total Assets:	16,376,000	14,751,000
Tax Liabilities:
NOLs, credits, and other carryforward items	(955,000)	(1,050,000)
Right-of-use asset	(169,000)	(172,000)
Total liabilities	(1,124,000)	(1,222,000)
Less: valuation allowance	(1,510,000)	(1,519,000)
Net deferred tax asset	$13,742,000	$12,010,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2022 and November 30, 2021 has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($9,000) and $20,000 during the years ended November 30, 2022 and 2021, respectively. The change for year ended November 30, 2022 and 2021 was primarily due to changes in state statutory rates and expiration of capital loss carryovers.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2022	%	2021	%
Tax at federal statutory rate	696,979	21.00	548,358	21.00
State income tax effect	50,556	1.52	175,654	6.73
Change in valuation allowance	(8,865)	(0.27)	20,262	0.77
Tax compensation differences	15,313	0.46	212,217	8.13
Permanent disallowances	8,266	0.25	34,356	1.31
Deferred repricing	(126,306)	(3.81)	(334,874)	(12.82)
Other	(8,376)	(0.24)	(93,976)	(3.60)
Foreign tax credits	(80,027)	(2.41)	—	—
Foreign tax withholding	—	—	(34,287)	(1.31)
Total income taxes	$547,540	16.50	$527,710	20.21

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

There was approximately $1,573,000 and $3,533,000 of U.S. income taxes paid for fiscal years ended November 30, 2022 and November 30, 2021, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2022:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2019 – 2021	N/A
United States – Various States	2018 - 2021	N/A

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended November 30, 2022, the Company issued 182,229 common shares to option holders who exercised options for $551,274. During the year ended November 30, 2021, the Company issued 622,400 common shares to option holders who exercised options for $1,128,517.

In March 2021, the Company issued 409,734 common shares to Duke University (“Duke”) per the terms of the Patent Option Agreement (the “Option”). See Note 18.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of November 30, 2022, and November 30, 2021, there were 22,500 and 75,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2022, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of November 30, 2022, there were 242,214 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2021, there were 460,943 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2022, there were 0 shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of November 30, 2022, there were 63,100 service-based options issued and 400,000 market-based restricted options granted. As of November 30, 2022, there were 1,036,900 shares available for future issuance under the 2022 Plan.

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

There were 63,100 and 35,900 options granted during the twelve months ended November 30, 2022 and November 30, 2021, respectively.

Variables used to determine the fair value of the options granted for the years ended November 30, 2022 and November 30, 2021 are as follows:

	2022	2021
Weighted average values:
Expected dividends	0%	0%
Expected volatility	54.07%	52.75%
Risk free interest rate	2.90%	1.48%
Expected life	4.4 years	7.3 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2022 was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2021	537,443	$5.76	5.22	$3,564,067
Granted	63,100	12.07		—
Exercised	(182,229)	3.03		645,304
Expired/forfeited	(89,000)	6.18		60,075
Outstanding at November 30, 2022	329,314	$8.36	4.68	$37,250
Exercisable at November 30, 2022	233,828	$7.28	4.88	$37,250

The weighted average grant date fair value of options granted during the years ended November 30, 2022 and November 30, 2021 was $4.53 and $6.07, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2022 or November 30, 2021, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2022 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	30,000	2.74	$3.13	30,000	$3.13
$6.01 to $7.00	14,433	8.19	$6.50	5,599	$6.51
$7.01 to $8.00	194,781	4.96	$7.63	179,479	$7.59
$9.01 to $10.00	29,000	5.26	$9.37	8,150	$9.35
$12.01 to $13.00	16,653	7.73	$12.54	10,600	$12.63
$13.01 to $14.00	44,447	2.06	$13.50	0	$0.00
	329,314	4.68	$8.36	233,828	$7.28

A summary of the status of the Company’s non-vested options as of November 30, 2022, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2021	63,034	$4.99
Granted	63,100	4.53
Vested	(22,982)	5.67
Forfeited	(7,666)	6.23
Non-vested at November 30, 2022	95,486	$4.42

As of November 30, 2022, there was approximately $274,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.65 years as of November 30, 2022. The total fair value of options vested during the fiscal year ended November 30, 2022 was approximately $130,000.

During the second fiscal quarter of 2018, the Company entered into Amended and Restated Employment Agreements (“2018 Employment Agreements”) with each of the Company’s Co-CEOs. Per the Employment Agreements, each of the Co-CEOs is to receive base grant equity awards in the form of qualified stock options of the Company’s common stock. As of December 20, 2019, David Portnoy and Mark Portnoy were granted 23,636 and 20,000 stock options of the Company’s common stock, respectively. The options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon grant, 1/3 on December 1, 2020 and the remaining 1/3 on November 30, 2021. The fair value of the options that vested through the twelve months ended November 30, 2022 and November 30, 2021 was approximately $0 and $113,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income. As of November 30, 2022, there was $0 of total unrecognized compensation cost as the options are fully vested.

Performance and market-based vesting condition options

On May 18, 2018, the Company entered into an Amendment Agreement (the “Amendment Agreement”), effective December 1, 2017, amending certain terms of Oleg Mikulinsky’s Employment Agreement dated March 5, 2012, as previously amended. For performance-based vesting condition options, the Company estimated the fair value of the qualified stock options that met certain performance targets by the end of the fiscal 2018 requisite service period using a Black-Scholes valuation model. As of February 27, 2020, the Company granted Oleg Mikulinsky 1,333 of qualified stock options of the Company’s common stock based upon certain performance criteria met by the end of the fiscal 2019 service period and per the Amendment Agreement. These options were issued under the Company’s 2012 Stock Plan and will vest 1/3 upon date of grant, 1/3 on December 1, 2020 and 1/3 on November 30, 2021. The fair value of these options as of November 30, 2021 and November 30, 2020 was approximately $0 and $3,000, respectively, and is reflected as selling, general and administrative expenses in the accompanying consolidated statements of income. As of November 30, 2022, there was $0 of total unrecognized compensation cost as the options are fully vested.

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of November 30, 2022 and November 30, 2021, the Company recognized approximately $253,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of November 30, 2022, there was approximately $863,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 2.25 years.

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

Per the License and Royalty Agreement with LifeCell, there was a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement. The balance of approximately $300,000 is reflected as Accounts Receivable as of November 30, 2021 and is reflected on the accompanying balance sheets. LifeCell has paid the Company in full as of November 30, 2022.

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

Rent charged to operations was $346,098 and $328,877 for the fiscal years ended November 30, 2022 and 2021, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of income.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2023	$330,129
2024	$309,282
2025	$24,980

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May, 2018. The complaint alleges that the Company’s advertising does not accurately represent the value and efficacy of its services and asserts claims (and seeks unspecified damages) under Florida law. The Company has not yet responded to the complaint. The Company believes the plaintiff’s claims are without merit and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

NOTE 13 - RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2022 and November 30, 2021, the Company made matching contributions of approximately $202,000 and $206,000, respectively, to the 401(k) Plan.

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

The Company made total payments to all RSA holders of $970,037 and $909,829 for the fiscal years ended November 30, 2022 and November 30, 2021 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,005,598 and $883,265 as of November 30, 2022 and November 30, 2021, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,092,370 and $1,030,521 for the fiscal years ended November 30, 2022 and 2021, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

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

As of November 30, 2022, the Company had repurchased an aggregate of 6,347,490 shares of the Company’s common stock at an average price of $3.57 per share through open market and privately negotiated transactions. The Company purchased 233,534 and 20,421 shares of the Company’s common stock during the twelve months ended November 30, 2022 and 2021, respectively, at an average price of $7.79 per share and $12.21 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2022 and November 30, 2021. As of November 30, 2022, and November 30, 2021, 6,347,490 and 6,113,956 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased 57,195 of additional shares of the Company’s common stock, at an average price of $4.25 per share.

NOTE 16 - LEASES

At the inception of a lease arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as a right-of-use (ROU) assets and as short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of November 30, 2022 and November 30, 2021:

	November 30, 2022	November 30, 2021
Assets
Operating lease right-of-use asset	$606,034	$916,493
Liabilities
Current portion of operating lease liabilities	$297,691	$312,067
Operating lease long-term liabilities	313,298	610,989
Total lease liability	$610,989	$923,056

The maturity of the Company’s lease liabilities at November 30, 2022 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2023	$313,996
2024	295,086
2025	24,591
Less: Imputed interest	(22,684)
Present value of lease liabilities	$610,989

The remaining lease term and discount rates are as follows:

	November 30, 2022	November 30, 2021
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.08	3.08
Discount rate (percentage)
Operating lease	3.5%	3.5%

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended November 30, 2022	Twelve Months Ended November 30, 2021
Operating cash outflows from operating leases	$342,132	$328,752

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

NOTE 18 – LICENSE AGREEMENT WITH DUKE

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

In addition, Duke has provided its manufactured MSCs for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. If the Duke MSCs prove to be the most efficacious, the Company intends to design and fund a Phase 3 registration trial for that indication. The readout from the Emory trial is expected in 2023.

The Company purchased a 56,000 square feet facility in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA has granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. The Company intends to file an IND to conduct a clinical trial for either cerebral palsy or autism and will ask for similar rights to treat pediatric patients with certain neurological disorders (such as CP or autism) at its clinic. There can be no assurance that the FDA will approve of this or any IND filed by the Company.

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

In accordance with the original Duke License Agreement, the Company is required to pay Duke a license fee equal to $12,000,000, of which $10,000,000 has been paid to date and an additional $2,000,000 was due on February 23, 2023. In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of the net sales varying from 7% - 12.5% based on volume. The Company is also obligated to pay certain legal fees and expenses associated with related patents.

On February 17, 2023, subsequent to the balance sheet date, the Company entered into a Second Amendment to the License Agreement (the “Second Amendment”) with Duke. The Second Amendment changes the license fee due to Duke. The final $2,000,000 payment that was due on February 23, 2023 was removed and the license fee is paid in full. The Second Amendment added a new milestone payment of $1,000,000 upon FDA approval of the first licensed product comprising cord tissue derived MSC (“ctMSC”) for autism spectrum disorder. The Second Amendment also added a new ctMSC milestone that the Company will open a manufacturing facility for the licensed product prior to the first initiation of a Phase III clinical trial using ctMSC’s. As part of the Second Amendment, the Company also agreed to enter into a sponsored research agreement (the “Research Agreement”) with Duke to provide funding to complete the Duke IMPACT Study. If the Research Agreement is not entered into by March 1, 2023, the Second Amendment will be voided and the License Agreement will be unchanged. The Company has executed the sponsored research agreement and is waiting for Duke’s signature. If fully executed, in consideration for the work to be performed under the Research Agreement, the Company will be obligated to make 14 equal monthly payments of $187,407 commencing in March or April, 2023 and a final payment of $187,400 upon the submission of a draft proposed publication for peer review and delivered to the Company of the completed IMPACT Study. Duke agrees this will be no later than September 30, 2024.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the twelve months ended November 20, 2022 and November 30, 2021, the Company recorded $960,774 and $720,580, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

NOTE 19 – COVID-19

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company believes it has taken appropriate steps to minimize the risk to our employees and to maintain normal business operations and continues to actively monitor the global outbreak and spread of COVID-19 and continues to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. Due to the change in consumer buying patterns as a result of COVID-19, the Company experienced a decline in new client sales resulting in a decrease in revenues in fiscal 2022 compared to fiscal 2021. While the ultimate health and economic impact of COVID-19 remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may continue to be impacted by decreases in new client sales. We cannot predict the timing and speed of the recovery, and any delay in the recovery could significantly impact our future results.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2022. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

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

David I. Portnoy, age 60, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 59, Co-Chief Executive Officer. Mr. Portnoy served as a director from August 2011 through September 2020 and has served as Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Harold D. Berger, age 59, has served as a director since August 2011. Mr. Berger is a certified public accountant and has served in that capacity at the accounting firm he established in 2005. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a master’s degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Daniel Mizrahi, age 48, has served as a director since September 2021. Since 2012, Mr. Mizrahi has served as CEO of Power Tech, S.A. an overseas company serving over 3,000 retail clients in the Central America region. From 2008-2012, Mr. Mizrahi was the Director of Purchasing for Cohesa, S.A. – Toolcraft, one of the largest tool companies in Mexico with a purchase budget of approximately $60 million per year. From 2003-2008, Mr. Mizrahi served as Property Manager for Maayan, LLC, which represented a group of foreign investors in the acquisition and management of real estate properties in Florida with over 500 residential units. Over the last 10 years, Mr. Mizrahi has, at times, provided consulting services to Cryo-Cell relating to its Central and South American affiliates and also with regard to the international outsourcing of medical products and marketing materials. We believe that Mr. Mizrahi’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not board of directors of the Company is set forth below:

Jill Taymans, age 53, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 20 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 50, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2022, we believe that all such forms were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2022 and November 30, 2021 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of 2022 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Restricted Common Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Portnoy	2022	$620,150	$450,000	$216,607	$—	$—	$1,286,757
Co-Chief Executive Officer	2021	$620,080	$600,000	$61,267	$—	$—	$1,281,347
Mark Portnoy	2022	$494,000	$270,000	$94,656	$—	$—	$858,656
Co-Chief Executive Officer	2021	$493,344	$380,000	$51,839	$—	$—	$925,183
Jill M. Taymans	2022	$215,000	$12,985	$5,383	$—	$—	$233,368
Vice President Finance, Chief Financial Officer	2021	$193,346	$12,075	$5,375	$—	$—	$210,796
Oleg Mikulinsky	2022	$300,000	$60,000	$20,363	$—	$—	$380,363
Chief Information Officer	2021	$266,346	$60,000	$11,211	$—	$—	$337,557

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2022 and 2021. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
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

At the end of fiscal 2022, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $450,000 and $270,000, respectively, and 50,000 and 25,000 stock options, respectively, which vested immediately upon issuance. At the end of fiscal 2021, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $600,000 and $380,000, respectively, and 25,000 and 20,000 stock options, respectively. One-third of each grant vested upon grant, one-third vested on December 22, 2022 and one-third will vest on December 22, 2023. In addition, the David Portnoy and Mark Portnoy were granted 280,000 and 100,000 market-based stock options, respectively, which will vest immediately if the Company's common stock reaches $25.00 per share within the seven-year option term.

At the end of fiscal 2022 and 2021, pursuant to Company's Chief Information Officer's Employment Agreement, the Compensation Committee evaluated the Chief Information Officers and the Company's performance for consideration of a subjective cash bonus of an amount not to exceed 25% of his annual salary. The Chief Information Officer received a cash bonus of $60,000 and $60,000 for fiscal 2022 and fiscal 2021, respectively. In addition in fiscal 2022, the Chief Information Officer was granted 10,000 stock options, which vested immediately upon issuance. In fiscal 2021, the Chief Information Officer was granted 20,000 market-based stock options, which will vest immediately if the Company's common stock reaches $25.00 per share within the seven-year option term. In addition, the Company’s CIO, Oleg Mikulinsky, was granted 10,000 stock options during fiscal 2021.

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

Stock options are granted to our executive officers and key personnel in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Compensation Committee. During fiscal 2022 and 2021, 7,500 and 20,000 stock options, respectively, were awarded to executive officers and key personnel in addition to the stock options mentioned above.

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

Employment Agreements and Change in Control Arrangements

David Portnoy and Mark Portnoy Employment Agreements. On December 23, 2022, the Company entered into new two year employment agreements, effective December 1, 2022, with David Portnoy, Co-Chief Executive Officer of the Company, and Mark Portnoy, Co-Chief Executive Officer of the Company. The agreements superseded and replaced prior employment agreements with each of the executives.

The agreements provided for an annual base salary of $700,000 for David Portnoy and $540,000 for Mark Portnoy. Also as an incentive for Executive to enter into this Employment Agreement, the Committee agrees to award David Portnoy and Mark Portnoy a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company’s common stock, exercisable only if the Company’s stock has a closing price at least once during the life of the option above $8.00. In addition to base salary, the agreements also provided for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment is at the Company’s offices in Miami, Florida, but he is required to travel to the Company’s headquarters as necessary to fulfill his responsibilities. The Company paid reasonable legal and financial consulting fees and costs incurred in negotiating the employment agreements with the Co-CEOs and has agreed to pay legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the Agreements); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the Agreements), the Agreements provide for severance pay equal to two times the Executive’s then-current annual base salary, plus, if the termination is during the first year of the Initial Term the average of the three most recent Bonuses earned by the Executives, and if after the second year of the Initial Term then the amount of the most recent Bonuses earned by the Executives. The first payment shall be made within 90 days after the occurrence of the triggering event, the second and third payments shall be made no later than March 15th of each year subsequent to the date of termination. In addition, the Company shall provide, at no cost to the Executives, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executives prior to such termination for 24 months after the termination. If the termination of employment is due to disability (as defined in the Agreements), the Company shall pay the executive two times their then-current base salary in equal installments over three years no later than 30 days after such disability, reduced by any amount paid to them from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the Executives shall become fully vested upon their disability. If the termination of employment is due to death, the Company shall pay the Executives two times their then-current base salary as a cash lump sum within 30 days after their date of death, and the Company will continue to provide medical and dental coverage for the Executives family for two years after their death. The Agreements include a one-year non-competition restriction and a 12-month restriction on solicitation of employees or customers.

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2023. The Executive’s current base salary is $235,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2022:

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
David Portnoy	March 8, 2018 (1)	23,636	$7.92	March 8, 2023
	August 30, 2019 (1)	26,243	$7.53	August 30, 2029
	December 20, 2019 (1)	23,636	$7.28	December 20, 2029
	April 8, 2022 (3)	24,447	$13.50	December 22, 2024
	April 8, 2022 (3)	553	$12.27	December 22, 2024
	April 8, 2022 (4)	200,000	$12.27	December 22, 2028
Mark Portnoy	March 8, 2018	20,000	$7.92	March 8, 2023
	August 30, 2019 (1)	22,222	$7.53	August 30, 2029
	December 20, 2019 (1)	20,000	$7.28	December 20, 2029
	April 8, 2022 (3)	20,000	$13.50	December 22, 2024
	April 8, 2022 (4)	100,000	$12.27	December 22, 2028
Jill Taymans	June 2, 2016	7,500	$3.10	June 3, 2026
	September 23, 2020 (2)	7,000	$8.00	September 23, 2027
Oleg Mikulinsky	March 5, 2012	20,000	$2.05	March 5, 2022
	April 18, 2016	10,000	$3.20	April 18, 2026
	May 21, 2018	8,000	$7.49	May 21, 2028
	September 4, 2019 (1)	4,444	$7.13	September 4, 2029
	February 27, 2020 (1)	1,333	$6.55	February 27, 2030
	September 23, 2020 (5)	10,000	$8.00	September 23, 2027
	April 8, 2022 (4)	20,000	$12.27	December 22, 2028

(1)
1/3 of the options vest immediately on the date of grant, 1/3 of the options vest one-year from the date of grant and 1/3 of the options vest two-years from the date of grant.
(2)
1/3 of options vest one-year from the date of grant, 1/3 of the options vest two-years from the date of grant and 1/3 of the options vest three years from the date of grant.
(3)
1/3 of the options vested on December 22, 2022, one-third will vest on December 22, 2023 and one-third on December 22, 2024.
(4)
Stock options vest immediately if the price of the Company's common stock reaches $25.00 per share during the seven year option term.
(5)
Stock options vest at a rate of 1/5 per year commencing on September 23, 2021.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$19,125	$39,325	$58,450
Daniel Mizrahi	$19,125	$39,325	$58,450

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2022 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2023 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Mary J. Nyberg Trustee of the CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (3)	600,000	7.10%
Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (4)	509,000	6.02%

Current directors, nominees and executive officers:
David Portnoy (5)	1,661,667	19.45%
Mark Portnoy (6)	1,015,900	11.90%
Harold Berger (7)	84,393	*
Daniel Mizrahi (8)	39,026	*
Jill Taymans (9)	77,563	*
Oleg Mikulinsky (10)	122,126	1.44%
All current directors and executive officers as a group (6 persons) (11)	3,000,675	34.35

* Less than 1%.

(1)
Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 28, 2023 by (ii) the sum of (a) 8,453,717 which is the number of shares of common stock outstanding as February 28, 2023 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 28, 2023 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 28, 2023. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
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
(5)
Includes 117,012 shares of Common Stock held directly through a 401(k) plan account, 230.621 shares of Common Stock held directly through IRA accounts of David Portnoy, 804,742 shares he owns individually,

152,882 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 102,586 shares of Common Stock held by spouse, 11,352 shares held by David Portnoy as custodian for his minor son; 11,242 shares held by David Portnoy as custodian for his minor son; 15,611 shares held by David Portnoy as custodian for his minor daughter; and 10,783 shares held by David Portnoy as custodian for his minor son. Includes 90,590 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.
(6)
Includes 42,266 shares of Common Stock held directly through a 401(k)-plan account, 821,973 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 80,132 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.
(7)
Includes 33,992 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.
(8)
Includes 8,392 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.
(9)
Includes 32,167 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.
(10)
Includes 37,777 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.
(11)
Includes 283,049 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Wipfli LLP ("Wipfli") for the audit of the Company’s financial statements for the fiscal year ended November 30, 2022 and November 30, 2021, audit related services rendered by Wipfli for the fiscal year ended November 30, 2022 and November 30, 2021, tax services rendered by Wipfli for fiscal year ended November 30, 2022 and November 30, 2021.

	2022	2021
Audit Fees	$254,459	$240,104
Audit Related Fees	17,200	-
Tax Fees	63,611	53,000
Other	—	—
Total	$335,270	$293,104

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2022 and November 30, 2021 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accountants during the fiscal years ended November 30, 2022 and November 30, 2021 related primarily to the Company's registration statement.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2022 and November 30, 2021.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2022 and November 30, 2021.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. All of the fees described above under the captions “Audit-Related Fees”, “Tax Fees” and “Other Fees” and paid to Wipfli were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Wipfli. Furthermore, no work of Wipfli with respect to its services rendered to the Company was performed by anyone other than Wipfli.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013
10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012
10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.
10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015
10.39 (21)	Rights Agreement dated December 5, 2014
10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015
10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.
10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015
10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015
10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.
10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.
10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.

10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
10.55 (33)	Patent Option Agreement
10.56 (34)	2020 Employment Agreement for David Portnoy
10.57 (34)	2020 Employment Agreement for Mark Portnoy
10.58 (35)	2021 Employment Agreement for Oleg Mikulinsky
10.59 (36) 10.60 (37) 10.61 (38) 10.62 (38)	First Amendment to License Agreement 2022 Equity Incentive Plan Credit Agreement among Cryo-Cell International, Inc. and Susser Bank Amendment to the Credit Agreement with Susser Bank
10.63 (39)	2022 Employment Agreement for David Portnoy
10.64 (39)	2022 Employment Agreement for Mark Portnoy
10.65	Second Amendment yo License Agreement
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
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
(35) (36) (37) (38) (39)

Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2021.

Incorporated by reference to the Company's Current Report on Form 10-K for the year ended November 30, 2021.

Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended February 28, 2022.

Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended August 31, 2022.

Incorporated reference to the Company's Current Report on Form 8-K filed December 29, 2022.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2023

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

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 28, 2023

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2023
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial and accounting officer)	February 28, 2023

/s/ Harold Berger	Director	February 28, 2023
Harold Berger

/s/ Daniel Mizrahi	Director	February 28, 2023
Daniel Mizrahi