Form 10-Q
period 2023-02-28
CRYO CELL INTERNATIONAL INC
filed 2023-04-21
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 21, 2023, 8,303,604 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	November 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,373,099	$1,703,958
Marketable securities	840,277	17,620
Accounts receivable (net of allowance for
doubtful accounts of $3,580,233 and $3,528,119, respectively)	6,522,456	6,043,941
Prepaid expenses	580,144	566,557
Inventory, current portion	900,052	851,230
Other current assets	421,083	426,879
Total current assets	10,637,111	9,610,185
Property and Equipment-net	14,426,725	13,603,115
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	13,450,834	13,691,028
Intangible assets, net	1,439,217	1,463,312
Inventory, net of current portion	8,996,063	9,275,344
Goodwill	1,941,411	1,941,411
Deferred tax assets	13,742,399	13,742,399
Operating lease right-of-use asset	526,710	606,034
Deposits and other assets, net	665,565	647,226
Total other assets	41,070,199	41,674,754
Total assets	$66,134,035	$64,888,054
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,363,757	$1,605,301
Accrued expenses	3,074,903	3,585,810
Note payable	158,456	150,527
Line of credit	1,772,728	2,272,728
Current portion of operating lease liability	288,902	297,691
Current portion of Duke license agreement liability	2,000,000	1,983,036
Deferred revenue	9,253,131	9,586,327
Total current liabilities	18,911,877	19,481,420
Other Liabilities
Deferred revenue, net of current portion	37,246,889	36,000,059
Contingent consideration	998,003	1,162,704
Note payable, net of current portion and debt issuance costs	8,547,744	8,579,875
Operating lease long-term liability	242,039	313,298
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	47,909,675	46,930,936
Total liabilities	66,821,552	66,412,356
Commitments and contingencies (Note 9)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,848,001 issued and 8,443,230 outstanding as of February 28, 2023 and 14,848,001 issued and 8,500,511 outstanding as of November 30, 2022)	148,480	148,480
Additional paid-in capital	42,910,554	42,597,380
Treasury stock, at cost	(22,875,850)	(22,632,649)
Accumulated deficit	(20,870,701)	(21,637,513)
Total stockholders' deficit	(687,517)	(1,524,302)
Total liabilities and stockholders' deficit	$66,134,035	$64,888,054

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2023	2022
Revenue:
Processing and storage fees	$7,561,518	$7,157,486
Public banking revenue	230,697	82,845
Product revenue	32,200	18,200
Total revenue	7,824,415	7,258,531
Costs and Expenses:
Cost of sales	2,067,364	2,103,202
Selling, general and administrative expenses	3,878,903	3,375,954
Change in fair value of contingent consideration	(164,701)	(116,433)
Research, development and related engineering	78,834	147,220
Depreciation and amortization	280,844	278,166
Total costs and expenses	6,141,244	5,788,109
Operating Income	1,683,171	1,470,422
Other Income (Expense):
Losses on marketable securities	(3,681)	(8,642)
Other income	1,268	9
Interest expense	(466,231)	(306,095)
Total other income (expense)	(468,644)	(314,728)
Income before income tax expense	1,214,527	1,155,694
Income tax expense	(447,715)	(323,647)
Net Income	$766,812	$832,047
Net income per common share - basic	$0.09	$0.10
Weighted average common shares outstanding - basic	8,467,074	8,527,031
Net income per common share - diluted	$0.09	$0.10
Weighted average common shares outstanding - diluted	8,474,737	8,748,183

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2023	2022
Cash flows from operating activities:
Net income	$766,812	$832,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	369,950	396,112
Change in fair value of contingent consideration	(164,701)	(116,433)
Losses on marketable securities	3,681	8,642
Compensatory element of stock options	313,174	31,896
Provision for doubtful accounts	186,904	164,388
Amortization of debt issuance costs	5,444	6,389
Amortization of operating lease right-of-use asset	79,324	76,604
Changes in assets and liabilities:
Accounts receivable	(665,419)	(62,780)
Prepaid expenses	(13,587)	20,687
Inventory	230,459	33,636
Other current assets	5,796	227,666
Deposits and other assets, net	(18,339)	(17,594)
Accounts payable	221,749	357,959
Accrued expenses	(510,907)	(953,433)
Operating lease liability	(80,048)	(76,255)
Deferred revenue	913,634	577,228
Net cash from operating activities	1,643,926	1,506,759
Cash flows from investing activities:
Purchases of property and equipment	(375,600)	(647,637)
Payment of Duke license agreement	—	(5,000,000)
Purchases of marketable securities	(1,017,738)	(405,599)
Sale of marketable securities	191,400	—
Net cash used in investing activities	(1,201,938)	(6,053,236)
Cash flows from financing activities:
Treasury stock purchases	(243,201)	(828,980)
Repayments of note payable	(29,646)	(775,000)
Repayment of line of credit	(500,000)	—
Proceeds from the exercise of stock options	—	32,000
Net cash used in financing activities	(772,847)	(1,571,980)
Decrease in cash and cash equivalents	(330,859)	(6,118,457)
Cash and cash equivalents - beginning of period	1,703,958	8,263,088
Cash and cash equivalents - end of period	$1,373,099	$2,144,631

Supplemental investing activities:
Construction costs payable	$536,707	$—
Supplemental cash flow information:
Cash paid during the year for:
Interest	$441,336	$247,081
Income taxes	$33,072	$644

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended February 28, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Compensatory element of stock options			313,174			313,174
Treasury stock				(243,201)		(243,201)
Net income					766,812	766,812
Balance at February 28, 2023	14,848,001	$148,480	$42,910,554	$(22,875,850)	$(20,870,701)	$(687,517)

	For the Three Months Ended February 28, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	10,000	100	31,900			32,000
Compensatory element of stock options			31,896			31,896
Treasury stock				(828,980)		(828,980)
Net income					832,047	832,047
Balance at February 28, 2022	14,675,772	$146,758	$41,650,379	$(21,641,714)	$(15,904,146)	$4,251,277

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2023 and November 30, 2022, the related Consolidated Statements of Income for the three months ended February 28, 2023 and 2022, Cash Flows for the three months ended February 28, 2023 and 2022 and Stockholders’ (Deficit) Equity for the three months ended February 28, 2023 and 2022 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2023 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2023.

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

As of February 28, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $46,500,020, which will be recognized ratably on a straight-line basis over the contractual period of which $9,253,131, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 28, 2023, the Company recorded $10,432 in commission payments to customers under the RAF program as a reduction to revenue. During the three months ended February 28, 2022, the Company recorded $15,152 in commission payments to customers under the RAF program as a reduction to revenue. For the three months ended February 28, 2023, the Company capitalized additional contract acquisition costs of $26,436, net of amortization. For the three months ended February 28, 2022, the Company capitalized additional contract acquisition costs of $24,589, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	February 28, 2023	November 30, 2022
Contract assets (sales commissions)	$633,966	$615,628
Accounts receivable	$6,522,456	$6,043,941
Short-term contract liabilities (deferred revenue)	$9,253,131	$9,586,327
Long-term contract liabilities (deferred revenue)	$37,246,889	$36,000,059

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 28, 2023 and 2022.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at February 28, 2023
Contract assets (sales commissions)	$615,628	$26,436	$(8,098)	$633,966
Accounts receivable	$6,043,941	$10,373,235	$(9,894,720)	$6,522,456
Contract liabilities (deferred revenue)	$45,586,386	$6,404,429	$(5,490,795)	$46,500,020

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at February 28, 2022
Contract assets (sales commissions)	$535,522	$24,589	$(6,995)	$553,116
Accounts receivable	$5,253,173	$8,749,914	$(8,851,522)	$5,151,565
Contract liabilities (deferred revenue)	$40,632,910	$3,997,047	$(3,419,819)	$41,210,138

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 28, 2023, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2023 and 2022, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2023 and 2022.

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

Stock Compensation

As of February 28, 2023, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $313,000 and $32,000 for the three months ended February 28, 2023 and 2022 respectively, of stock compensation expense.

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

Fair Value of Financial Instruments

Management uses a fair value hierarchy, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company believes that the fair value of its Revenue Sharing Agreements (“RSAs”) liability recorded on the balance sheet is between the recorded book value and up to the Company’s previous settlement experience, due to the various terms and conditions associated with each RSA.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2023 and November 30, 2022, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at February 28, 2023 Using
Description	February 28, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$840,277	$840,277	$—	$—
Total	$840,277	$840,277	$—	$—
Liabilities:
Contingent consideration	$998,003	$—	$—	$998,003
Total	$998,003	$—	$—	$998,003

Contingent Consideration:
Beginning Balance as of November 30, 2022	$1,162,704
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of February 28, 2023	(164,701)
Ending balance as of February 28, 2023	$998,003

	Fair Value at	Fair Value Measurements at November 30, 2022 Using
Description	November 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$17,620	$17,620	$-	$-
Total	$17,620	$17,620	$-	$-
Liabilities:
Contingent consideration	$1,162,704	$-	$-	$1,162,704
Total	$1,162,704	$-	$-	$1,162,704

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($4,000) and ($9,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three months ended February 28, 2023 and 2022, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at February 28, 2023 and November 30, 2022. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months ended February 28, 2023 and 2022:

	For the three months ended February 28,
	2023	2022
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,561,518	$7,157,486
PrepaCyte CB	32,200	18,200
Public cord blood banking	230,697	82,845
Total net revenue	$7,824,415	$7,258,531
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,687,250	$1,714,672
PrepaCyte CB	17,122	30,658
Public cord blood banking	362,992	357,872
Total cost of sales	$2,067,364	$2,103,202
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,807,693	$1,765,213
PrepaCyte CB	8,133	(19,403)
Public cord blood banking	(132,655)	(275,388)
Total operating profit	$1,683,171	$1,470,422
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$273,539	$270,862
PrepaCyte CB	6,945	6,944
Public cord blood banking	360	360
Total depreciation and amortization	$280,844	$278,166
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$466,231	$306,095
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$466,231	$306,095

The following table shows the assets by segment as of February 28, 2023 and November 30, 2022:

	As of	As of
	February 28, 2023	November 30, 2022
Assets:
Umbilical cord blood and cord tissue stem cell service	$56,298,385	$54,849,697
PrepaCyte CB	140,439	176,546
Public cord blood banking	9,695,211	9,861,811
Total assets	$66,134,035	$64,888,054

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

The components of inventory at February 28, 2023 and November 30, 2022 are as follows:

	As of February 28, 2023	As of November 30, 2022
Raw materials	$—	$—
Work-in-process	246,838	254,953
Work-in-process – Public Bank	—	—
Finished goods	42,992	62,554
Finished goods – Public Bank	9,574,265	9,775,322
Collection kits	39,738	41,463
Inventory reserve	(7,718)	(7,718)
Total inventory	$9,896,115	$10,126,574

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

Intangible assets were as follows as of February 28, 2023 and November 30, 2022:

	Useful lives	February 28, 2023	November 30, 2022
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(130,331)	(120,297)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(231,020)	(225,157)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(8,909)	(8,711)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(152,000)	(144,000)
Net Intangible Assets		$1,439,217	$1,463,312

Amortization expense of intangibles was approximately $24,000 and $24,000 for the three months ended February 28, 2023 and 2022, respectively.

Note 5 – Notes Payable

On May 20, 2016, the Company entered into a Credit Agreement (“Agreement”) with Texas Capital Bank, National Association (“TCB”) for a term loan of $8.0 million in senior credit facilities. The proceeds of the term loan were used by the Company to fund repurchases of the Company’s common stock. Subject to the terms of the Agreement, on May 20, 2016, TCB advanced the Company $100.00. On July 1, 2016, TCB advanced the remaining principal amount of $7,999,900 per a promissory note dated May 20, 2016 between the Company and TCB, at a rate of 3.75% per annum plus LIBOR, payable monthly with a maturity date of July 2021 extended to June 2022 with Second Amendment. On August 26, 2016, the Company entered into a First Amendment to Credit Agreement with TCB. Pursuant to terms of the First Amendment to Credit Agreement, on August 26, 2016, TCB made an additional advance to the Company in principal amount of $2,133,433 per an Amended and Restated Promissory Note dated August 26, 2016 between the Company and TCB. The additional proceeds of the term loan were used by the Company to fund the extinguishment of revenue sharing agreements. On June 11, 2018, the Company entered into a Second Amendment to Credit Agreement with TCB. Pursuant to the terms of the Second Amendment to Credit Agreement, TCB increased the current outstanding principal amount of the loan from TCB by $9,000,000 to finance a portion of the purchase price of the Cord:Use Purchase. In connection therewith, Cryo-Cell executed and delivered to TCB a Second Amended and Restated Promissory Note, in the principal amount of $15,500,000. As of the three months ended February 28, 2023 and 2022, the Company paid interest of $0 and $12,146, respectively, which is reflected in interest expense on the accompanying consolidated statements of income.

Collateral of the term and subordinated loans includes all money, securities and property of the Company.

The Company incurred debt issuance costs related to the term loan in the amount of $548,085 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2023 and 2022, $0 and $6,389, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

As of July 1, 2022, the Company paid the TCB term loan in full. The Company has no further obligations under the Credit Agreement.

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended February 28, 2023 and 2022, the Company paid interest of $202,475 and $0, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of February 28, 2023 were 7.79% and 7.81%, respectively.

The average outstanding balance during the three months ended February 28, 2023 for the revolving line of credit was $1,772,728. The average outstanding balance during the twelve months ended November 30, 2022 for the revolving line of credit was $3,578,207. The revolving line of credit balance as of February 28, 2023 and November 30, 2022 was $1,772,728 and $2,272,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2023 and 2022, $5,444 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

On March 27, 2023, the Company entered into an interest rate swap agreement with Susser to manage exposure to interest rate risk related to its variable rate debt obligation under the Term Note. The swap agreement had a notional amount equal to the Term Loan. The agreement is to pay the Company monthly SOFR plus 3.25% on the notional amount and the Company is to pay a fixed rate of interest equal to 6.96%. The effective date of the amended term loan was March 27, 2023 with a maturity date of July 29, 2032.

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

As of February 28, 2023 and November 30, 2022, the note payable obligation was as follows:

	February 28, 2023	November 30, 2022
Note payable - Susser	$8,891,792	$8,921,437
Unamortized debt issuance costs - Susser	(185,592)	(191,035)
Net note payable	$8,706,200	$8,730,402
Current portion of note payable	$158,456	$150,527
Long-term note payable, net of debt issuance costs	8,547,744	8,579,875
Total	$8,706,200	$8,730,402

Interest expense on the note payable for the three months ended February 28, 2023 and 2022 was as follows:

	February 28, 2023	February 28, 2022
Interest expense on notes payable - TCB	$—	$12,146
Interest expense on notes payable - Susser	202,475	—
Debt issuance costs - TCB	—	6,389
Debt issuance costs - Susser	5,444	—
Total interest expense	$207,919	$18,535

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	February 28, 2023	February 28, 2022
Numerator:
Net income	$766,812	$832,047
Denominator:
Weighted-average shares outstanding-basic	8,467,074	8,527,031
Dilutive common shares issuable upon exercise of stock options	7,663	221,152
Weighted-average shares-diluted	8,474,737	8,748,183
Income per share:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

For the three months ended February 28, 2023, the Company excluded the effect of 887,314 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2022, the Company excluded the effect of 11,484 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of February 28, 2023, and November 30, 2022, there were 22,500 and 22,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2023, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of February 28, 2023, there were 242,214 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2022, there were 242,214 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2023, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of February 28, 2023, there were 176,100 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2022, there were 63,100 service-based options issues and 400,000 market-based restricted options granted. As of February 28, 2023, there were 848,900 shares available for future issuance under the 2022 Plan.

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

There were 113,000 and 0 options granted during the three months ended February 28, 2023 and 2022, respectively.

Variables used to determine the fair value of the options granted for the three months ended February 28, 2023 are as follows:

Three months ended
February 28,
2023
Weighted average values:
Expected dividends	0%
Expected volatility	55.00%
Risk free interest rate	3.87%
Expected life	5 years

Stock option activity for options with only service-based vesting conditions for the three months ended February 28, 2023, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2022	329,314	$8.36	4.68	$37,250
Granted	113,000	4.68		—
Exercised	—	—		—
Expired/forfeited	—	—		—
Outstanding at February 28, 2023	442,314	$7.42	4.54	$20,750
Exercisable at February 28, 2023	320,671	$7.48	4.46	$20,750

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2023 or November 30, 2022 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three months ended February 28, 2023, the Company did not issue any common shares to option holders.

During the three months ended February 28, 2022, the Company issued 10,000 common shares to option holders who exercised options for $32,000.

Significant option groups outstanding and exercisable at February 28, 2023 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	30,000	2.50	$3.13	30,000	$3.13
$4.01 to $5.00	113,000	4.85	$4.68	50,000	$4.62
$6.01 to $7.00	14,433	7.94	$6.50	8,249	$6.51
$7.01 to $8.00	194,781	4.71	$7.63	180,829	$7.60
$9.01 to $10.00	29,000	5.02	$9.37	9,166	$9.31
$12.01 to $13.00	16,653	7.48	$12.54	12,799	$12.58
$13.01 to $14.00	44,447	1.82	$13.50	29,628	$13.50
	442,314	4.54	$7.42	320,671	$7.48

A summary of the status of the Company’s non-vested options as of February 28, 2023, and changes during the three months ended February 28, 2023, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2022	95,486	$4.42
Granted	113,000	2.19
Vested	(86,843)	3.17
Forfeited	—	—
Non-vested at February 28, 2023	121,643	$3.24

As of February 28, 2023, there was approximately $316,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 2.05 years as of February 28, 2023. The total fair value of shares vested during the three months ended February 28, 2023 was approximately $275,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of February 28, 2023 and February 28, 2022, the Company recognized approximately $96,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2023 and November 30, 2022, there was approximately $767,000 and $863,000, respectively, of unrecognized compensation cost to be recognized over the remaining requisite service period of 1.96 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of February 28, 2023, the Company recognized approximately $15,000 in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2023 and November 30, 2022, there was approximately $117,000 and $0, respectively, of unrecognized compensation cost to be recognized over the remaining service period of 1.36 years.

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

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleges that the Company’s advertising does not accurately represent the value and efficacy of its services and asserts claims (and seeks unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. The Company has not yet responded to the complaint. The Company believes the plaintiff’s claims are without merit and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

As of February 28, 2023, the Company had repurchased an aggregate of 6,404,771 shares of the Company’s common stock at an average price of $3.57 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 57,281 and 76,428, (at an average price of $4.25 and $10.85 per share) of the Company’s common stock during the three months ended February 28, 2023 and 2022, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2023 and November 30, 2022. As of February 28, 2023 and November 30, 2022, 6,404,771 and 6,347,490 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date of February 28, 2023, the Company repurchased 139,626 of additional shares of the Company’s common stock, at an average price of $3.37 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 28, 2023 and November 30, 2022:

	February 28, 2023	November 30, 2022
Assets
Operating lease right-of-use asset	$526,710	$606,034
Liabilities
Current portion of operating lease liabilities	$288,902	$297,691
Operating lease long-term liabilities	242,039	313,298
Total lease liability	$530,941	$610,989

The maturity of the Company’s lease liabilities at February 28, 2023 were as follows:

Future Operating
Fiscal Year Ending February 28,	Lease Payments
2023	$228,878
2024	295,086
2025	24,591
Less: Imputed interest	(17,614)
Present value of lease liabilities	$530,941

The remaining lease term and discount rates are as follows:

	February 28, 2023	November 30, 2022
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.83	2.08
Discount rate (percentage)
Operating lease	3.5%	3.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	February 28, 2023	February 28, 2022
Operating cash outflows from operating leases	$88,395	$85,964

Note 12 – License Agreement with Duke

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

On February 17, 2023, Company entered into a Second Amendment to the License Agreement (the “Second Amendment”) with Duke, as previously disclosed in the Company’s Form 10-K filed on February 28, 2023. The Second Amendment changes the license fee due to Duke. The final payment of $2,000,000 was due on February 23, 2023. The Second Amendment added a new milestone payment upon FDA approval of the first licensed product comprising cord tissue derived MSC (“ctMSC”) for autism spectrum disorder. The Second Amendment also added a new ctMSC milestone that the Company will open a manufacturing facility for the licensed product prior to the initiation of a Phase III clinical trial using ctMSC’s. As part of the Second Amendment, on March 3, 2023, the Company entered into the Clinical Study and Research Agreement (the “Research Agreement”) with Duke to provide funding to complete the Duke IMPACT Study ("the Study"). The Second Amendment allocated the $2,000,000 required payment toward the funding and completion of the Study. In consideration for the work to be performed under the Research Agreement, the Company will be obligated to make 14 equal monthly payments of $187,407 commencing in March 2023 and a final payment of $187,400 upon the submission of a draft proposed publication for peer review and delivered to the Company of the completed IMPACT Study. Duke agrees this will be no later than September 30, 2024. The additional costs to be incurred above $2 million represent additional consideration payable to Duke under the Research Agreement. The nature of these costs are the outsourcing of funding for research and development (R&D) of the licensed product. The Data Safety Monitoring Board for the IMPACT Study recently has determined that the trial’s targeted accrual has been reached and consists of 137 patients.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the three months ended February 28, 2023 and 2022, the Company recorded $240,193 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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
(xxiv)
the Company's actual future competitive position in stem cell innovation;
(xxv)
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
(xxvi)
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations and
(xxvii)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

Overview

The Company in combination with its global affiliates currently stores over 500,000 cord blood and cord tissue specimens for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company’s U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida.

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

Stem cells are found in umbilical cord blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 50,000 cord blood stem cell transplants have been performed to date. The Company believes that many parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Today, stem cell transplants are known and accepted treatments for approximately 80 diseases, we believe, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 500,000 cord blood and cord tissue specimens,

•	Our facility’s status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kits,

•	7-day per week processing capability, and

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

Public Banking

In June 2018, the Company acquired substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). The Public Cord Blood Inventory creates a large, ethnically diverse, high quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in Florida, Arizona, and California. The Company’s public inventory is stored in North Carolina, and the cord blood units are sold through the National Marrow Donor Program (“NMDP”) located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

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

Marketing

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals are provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Results of Operations – Three-Month Period Ended February 28, 2023 Compared to the Three-Month Period Ended February 28, 2022

Revenue. Revenue for the three months ended February 28, 2023 was $7,824,415 as compared to $7,258,531 for the same period in 2022. The increase in revenue was in part due to a 6% increase in processing and storage fees.

Processing and Storage Fees. For the three months ended February 28, 2023, processing and storage fees were $7,561,518 compared to $7,157,486 for the three months ended February 28, 2022. Processing and storage fee revenue is attributable to an 6%

increase in recurring annual storage fee revenue offset by a 7% decrease in the number of new domestic cord blood specimens processed for the three months ended February 28, 2023 versus the three months ended February 28, 2022.

Product Revenue. For the three months ended February 28, 2023, revenue from the product sales was $32,200 compared to $18,200 for the three months ended February 28, 2022.

Public Cord Blood Banking Revenue. For the three months ended February 28, 2023, revenue from the public cord blood banking sales was $230,697 compared to $82,845 for the three months ended February 28, 2022.

Cost of Sales. Cost of sales for the three months ended February 28, 2023 was $2,067,364 as compared to $2,103,202 for the same period in 2022, representing a 2% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $53,000 and $51,000 for the three months ended February 28, 2023 and 2022, respectively. Cost of Sales also includes $17,122 and $30,658 for the three months ended February 28, 2023 and 2022, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $362,992 and $357,872 for the three months ended February 28, 2023 and 2022, respectively, related to the public banks. The decrease in cost of sales for the three months ended February 28, 2023 versus February 28, 2022 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended February 28, 2023 versus February 28, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2023 were $3,878,903 as compared to $3,375,954 for the 2022 period representing a 15% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. A large part of the increase in selling, general and administrative expenses for the three months ended February 28, 2023 was a $281,000 increase in stock compensation expense over the same period in 2022.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2023 were $78,834 as compared to $147,220 for the 2022 period. The expenses are related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended February 28, 2023 was $280,844 compared to $278,166 for the 2022 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended February 28, 2023 was a decrease of $164,701 compared to a decrease of $116,433 for the 2022 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of February 28, 2023. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended February 28, 2023, was $466,231 compared to $306,095 during the comparable period in 2022, of which, $207,919 and $18,535, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $241,348 and $228,756 as of the three months ended February 28, 2023 and 2022, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended February 28, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Income Taxes. U.S. income tax expense for the three months ended February 28, 2023 was $447,715 compared to $323,647 for the three months ended February 28, 2022.

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

On July 29, 2022, the Company entered into an Amendment to Credit Agreement (“Amendment”) with Susser on behalf of itself and the lenders. The Company is exposed to interest rate risk related to its variable rate debt obligation under the Term Note. In July 2022, the Company entered into an interest rate swap agreement with Susser to manage exposure arising from this risk. The swap agreement had a notional amount equal to the Term Note. The agreement pays the Company monthly SOFR plus 3.25% on the notional amount and the Company pays a fixed rate of interest equal to 6.09%. The effective date of the amended term loan was July 29, 2022 with a maturity date of July 29, 2032. On November 18, 2022, the Company terminated the interest rate swap agreement recording a gain on interest rate swap of $446,200 for the fiscal year ended November 30, 2022. A variable interest rate will be paid on the outstanding balance of the Term Note. On March 27, 2023, the Company entered into an interest rate swap agreement with Susser to manage exposure to interest rate risk related to its variable rate debt obligation under the Term Note. The swap agreement had a notional amount equal to the Term Loan. The agreement is to pay the Company monthly SOFR plus 3.25% on the notional amount and the Company is to pay a fixed rate of interest equal to 6.96%. The effective date of the amended term loan was March 27, 2023 with a maturity date of July 29, 2032.

Prior to the loans, the Company’s principal source of cash has been from sales of its umbilical cord blood program to customers and royalties from licensees.

At February 28, 2023, the Company had cash and cash equivalents of $1,373,099 as compared to $1,703,958 at November 30, 2022. The decrease in cash and cash equivalents during the three months ended February 28, 2023 was primarily attributable to the following:

•
Net cash provided by operating activities for the three months ended February 28, 2023 was $1,643,926, which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the three months ended February 28, 2022 was $1,506,759, which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the three months ended February 28, 2023 was $1,201,938 which was primarily attributable to $375,600 used to purchase equipment and $1,017,738 used to purchase marketable securities.
•
Net cash used in investing activities for the three months ended February 28, 2022 was $6,053,236 which was primarily attributable to $647,637 used to purchase equipment, $405,599 used to purchase marketable securities and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 12).
•
Net cash used in financing activities for the three months ended February 28, 2023 was $772,847 which was primarily attributable to the payments of $529,646 to partially repay the Susser note payable and line of credit described above and $243,201 used to repurchase the Company's common stock.
•
Net cash used in financing activities for the three months ended February 28, 2022 was $1,571,980 which was primarily attributable to the payments of $775,000 to partially repay the TCB note payable described above and $828,980 used to repurchase the Company's common stock which was offset by the receipt of $32,000 from the exercise of stock options.

The Company has a revolving line of credit, described above. The balance as of February 28, 2023 is $1,772,728 and is reflected on the accompanying balance sheet.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the three months ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleges that the Company’s advertising does not accurately represent the value and efficacy of its services and asserts claims (and seeks unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. The Company has not yet responded to the complaint. The Company believes the plaintiff’s claims are without merit and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require capital to pay for the build out of the new property purchased in July 2022 and startup expenses relating to the planned infusion clinic, to finance clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke Agreement. The Company anticipates funding these capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing.

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

The Company believes that the resolution of these matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of claims currently asserted and those which may be asserted in the future, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. See, Item 1 Legal Proceedings.

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

Based upon shares of common stock outstanding as of February 28, 2023, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 47% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2022	27,502	$4.34	—	1,625,008
January 1 - 31, 2023	18,405	$4.31	—	1,606,603
February 1 - 28, 2023	11,374	$3.93	—	1,595,229

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.1 (3)	Patent and License Technology Agreement
10.2 (4)	First Amendment to License Agreement
10.3 (5)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (6)	2022 Equity Incentive Plan
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2021.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2022.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022.

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

Date: April 21, 2023