Form 10-Q
period 2023-05-31
CRYO CELL INTERNATIONAL INC
filed 2023-07-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 14, 2023, 8,288,414 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,123,998	$1,703,958
Marketable securities	568,181	17,620
Accounts receivable (net of allowance for
doubtful accounts of $3,633,617 and $3,528,119, respectively)	6,682,479	6,043,941
Prepaid expenses	650,466	566,557
Inventory, current portion	879,294	851,230
Other current assets	409,059	426,879
Total current assets	10,313,477	9,610,185
Property and Equipment-net	17,098,064	13,603,115
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	13,210,641	13,691,028
Intangible assets, net	1,415,121	1,463,312
Inventory, net of current portion	8,836,287	9,275,344
Goodwill	1,941,411	1,941,411
Deferred tax assets	13,742,399	13,742,399
Operating lease right-of-use asset	1,188,284	606,034
Deposits and other assets, net	704,024	647,226
Total other assets	41,346,167	41,674,754
Total assets	$68,757,708	$64,888,054
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$4,056,242	$1,605,301
Accrued expenses	2,216,727	3,585,810
Note payable	158,456	150,527
Line of credit	1,772,728	2,272,728
Swap contract liability	223,974	—
Current portion of operating lease liability	224,729	297,691
Current portion of Duke license agreement liability	1,600,000	1,983,036
Deferred revenue	9,455,539	9,586,327
Total current liabilities	19,708,395	19,481,420
Other Liabilities
Deferred revenue, net of current portion	38,652,511	36,000,059
Contingent consideration	907,379	1,162,704
Note payable, net of current portion and debt issuance costs	8,505,682	8,579,875
Operating lease long-term liability	967,116	313,298
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	49,907,688	46,930,936
Total liabilities	69,616,083	66,412,356
Commitments and contingencies (Note 9)	—	—
Stockholders' (Deficit) Equity
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,848,001 issued and 8,287,169 outstanding as of May 31, 2023 and 14,848,001 issued and 8,500,511 outstanding as of November 30, 2022)	148,480	148,480
Additional paid-in capital	43,066,971	42,597,380
Treasury stock, at cost	(23,424,101)	(22,632,649)
Accumulated (deficit) equity	(20,649,725)	(21,637,513)
Total stockholders' (deficit) equity	(858,375)	(1,524,302)
Total liabilities and stockholders' (deficit) equity	$68,757,708	$64,888,054

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Revenue:
Processing and storage fees	$7,581,697	$7,480,082	$15,143,215	$14,637,568
Public banking revenue	163,816	116,735	394,513	199,580
Product revenue	27,177	36,400	59,377	54,600
Total revenue	7,772,690	7,633,217	15,597,105	14,891,748
Costs and Expenses:
Cost of sales	2,143,186	2,201,540	4,210,550	4,304,742
Selling, general and administrative expenses	4,038,968	3,912,586	7,917,871	7,288,540
Change in fair value of contingent consideration	(23,124)	(36,105)	(187,825)	(152,538)
Research, development and related engineering	304,682	80,896	383,516	228,116
Depreciation and amortization	281,080	279,926	561,924	558,092
Total costs and expenses	6,744,792	6,438,843	12,886,036	12,226,952
Operating Income	1,027,898	1,194,374	2,711,069	2,664,796
Other Income (Expense):
Gains (losses) on marketable securities	10,377	(18,188)	6,696	(26,830)
Loss on interest rate swap	(223,974)	—	(223,974)	—
Other income	2,066	118	3,334	127
Interest expense	(469,952)	(276,524)	(936,183)	(582,619)
Total other income (expense)	(681,483)	(294,594)	(1,150,127)	(609,322)
Income before income tax expense	346,415	899,780	1,560,942	2,055,474
Income tax expense	(125,439)	(265,061)	(573,154)	(588,708)
Net Income	$220,976	$634,719	$987,788	$1,466,766
Net income per common share - basic	$0.03	$0.08	$0.12	$0.17
Weighted average common shares outstanding - basic	8,325,101	8,437,544	8,395,307	8,479,071
Net income per common share - diluted	$0.03	$0.07	$0.12	$0.17
Weighted average common shares outstanding - diluted	8,331,911	8,553,085	8,402,538	8,643,106

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2023	2022
Cash flows from operating activities:
Net income	$987,788	$1,466,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	724,890	760,759
Change in fair value of contingent consideration	(187,825)	(152,538)
Unrealized (gains) losses on marketable securities	(6,696)	26,830
Unrealized loss on interest rate swap contract	223,974	—
Compensatory element of stock options	469,591	149,358
Provision for doubtful accounts	403,040	399,953
Amortization of debt issuance costs	10,862	9,777
Amortization of operating lease right-of-use asset	155,617	153,876
Changes in assets and liabilities:
Accounts receivable	(1,041,578)	(296,934)
Prepaid expenses	(83,909)	(11,217)
Inventory	410,993	190,803
Other current assets	17,820	(133,566)
Deposits and other assets, net	(56,798)	(237,521)
Accounts payable	609,687	232,778
Accrued expenses	(1,369,083)	(982,399)
Operating lease liability	(157,011)	(154,035)
Deferred revenue	2,521,664	2,031,279
Net cash from operating activities	3,633,026	3,453,969
Cash flows from investing activities:
Purchases of property and equipment	(1,833,043)	(954,607)
Payment of Duke license agreement	(400,000)	(5,000,000)
Proceeds from liquidation of marketable securities	179,306	—
Purchases of marketable securities	(1,082,923)	(1,142,212)
Sale of marketable securities	359,752	1,127,669
Net cash used in investing activities	(2,776,908)	(5,969,150)
Cash flows from financing activities:
Treasury stock purchases	(791,452)	(1,425,455)
Repayments of note payable	(77,126)	(1,550,000)
Repayment of line of credit	(500,000)	—
Proceeds from the exercise of stock options	—	32,000
Payment of Cord:Use earnout	(67,500)	—
Net cash used in financing activities	(1,436,078)	(2,943,455)
Decrease in cash and cash equivalents	(579,960)	(5,458,636)
Cash and cash equivalents - beginning of period	1,703,958	8,263,088
Cash and cash equivalents - end of period	$1,123,998	$2,804,452

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$737,867	$—
Supplemental investing activities:
Construction costs payable	$1,841,254	$—
Supplemental cash flow information:
Cash paid during the year for:
Interest	$869,076	$483,641
Income taxes	$983,647	$756,133

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended May 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity

Balance at February 28, 2023	14,848,001	$148,480	$42,910,554	$(22,875,850)	$(20,870,701)	$(687,517)
Compensatory element of stock options			156,417			156,417
Treasury stock				(548,251)		(548,251)
Net income					220,976	220,976
Balance at May 31, 2023	14,848,001	$148,480	$43,066,971	$(23,424,101)	$(20,649,725)	$(858,375)

	For the Six Months Ended May 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Compensatory element of stock options			469,591			469,591
Treasury stock				(791,452)		(791,452)
Net income					987,788	987,788
Balance at May 31, 2023	14,848,001	$148,480	$43,066,971	$(23,424,101)	$(20,649,725)	$(858,375)

	For the Three Months Ended May 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at February 28, 2022	14,675,772	$146,758	$41,650,379	$(21,641,714)	$(15,904,146)	$4,251,277
Compensatory element of stock options			117,462			117,462
Treasury stock				(596,475)		(596,475)
Net income					634,719	634,719
Balance at May 31, 2022	14,675,772	$146,758	$41,767,841	$(22,238,189)	$(15,269,427)	$4,406,983

	For the Six Months Ended May 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	10,000	100	31,900			32,000
Compensatory element of stock options			149,358			149,358
Treasury stock				(1,425,455)		(1,425,455)
Net income					1,466,766	1,466,766
Balance at May 31, 2022	14,675,772	$146,758	$41,767,841	$(22,238,189)	$(15,269,427)	$4,406,983

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2023 and November 30, 2022, the related Consolidated Statements of Income for the three and six months ended May 31, 2023 and 2022, Cash Flows for the three and six months ended May 31, 2023 and 2022 and Stockholders’ (Deficit) Equity for the three and six months ended May 31, 2023 and 2022 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2023 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2023.

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

As of May 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $48,108,050, which will be recognized ratably on a straight-line basis over the contractual period of which $9,455,539, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2023, the Company recorded $10,958 and $21,390, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and six months ended May 31, 2022, the Company recorded $12,169 and $27,321, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and six months ended May 31, 2023 the Company capitalized additional contract acquisition costs of $28,512 and $54,948, respectively, net of amortization. For the three and six months ended May 31, 2022, the Company capitalized additional contract acquisition costs of $27,170 and $51,759, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2023	November 30, 2022
Contract assets (sales commissions)	$654,116	$615,628
Accounts receivable	$6,682,479	$6,043,941
Short-term contract liabilities (deferred revenue)	$9,455,539	$9,586,327
Long-term contract liabilities (deferred revenue)	$38,652,511	$36,000,059

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2023.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at May 31, 2023
Contract assets (sales commissions)	$615,628	$54,948	$(16,460)	$654,116
Accounts receivable	$6,043,941	$21,299,426	$(20,660,888)	$6,682,479
Contract liabilities (deferred revenue)	$45,586,386	$13,557,161	$(11,035,497)	$48,108,050

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at May 31, 2022
Contract assets (sales commissions)	$535,522	$51,759	$(14,238)	$573,043
Accounts receivable	$5,253,173	$18,402,414	$(18,505,433)	$5,150,154
Contract liabilities (deferred revenue)	$40,632,910	$11,840,456	$(9,809,177)	$42,664,189

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2023, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six months ended May 31, 2023 and 2022, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2023 and 2022.

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

Stock Compensation

As of May 31, 2023, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $470,000 and $149,000 for the six months ended May 31, 2023 and 2022 respectively, of stock compensation expense. The Company recognized approximately $157,000 and $117,000 for the three months ended May 31, 2023 and 2022, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2023 and November 30, 2022, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2023 Using
Description	May 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$568,181	$568,181	$—	$—
Total	$568,181	$568,181	$—	$—
Liabilities:
Contingent consideration	$907,379	$—	$—	$907,379
Interest rate swap	223,974	—	223,974	—
Total	$1,131,353	$—	$223,974	$907,379

Contingent Consideration:
Beginning Balance as of November 30, 2022	$1,162,704
Subtractions – Cord:Use earnout payment	(67,500)
Fair value adjustment as of May 31, 2023	(187,825)
Ending balance as of May 31, 2023	$907,379

	Fair Value at	Fair Value Measurements at November 30, 2022 Using
Description	November 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$17,620	$17,620	$—	$—
Total	$17,620	$17,620	$—	$—
Liabilities:
Contingent consideration	$1,162,704	$—	$—	$1,162,704
Interest rate swap	—	—	—	—
Total	$1,162,704	$—	$—	$1,162,704

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($18,000) and ($27,000) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2022, respectively. There was approximately $11,000 and $7,000 in unrealized holding gains, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2023, respectively

Contingent consideration - The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the Public Cord Blood Inventory from and after closing. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. As of the three and six months ended May 31, 2023, there was a $223,974 loss on a derivative recorded on the accompanying consolidated statements of income.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2023 and November 30, 2022. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and six months ended May 31, 2023 and 2022:

	For the three months ended May 31,
	2023	2022
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,581,697	$7,480,082
PrepaCyte CB	27,177	36,400
Public cord blood banking	163,816	116,735
Total net revenue	$7,772,690	$7,633,217
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,802,882	$1,745,383
PrepaCyte CB	9,328	22,654
Public cord blood banking	330,976	433,503
Total cost of sales	$2,143,186	$2,201,540
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,184,513	$1,504,699
PrepaCyte CB	10,905	6,802
Public cord blood banking	(167,520)	(317,127)
Total operating profit	$1,027,898	$1,194,374
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$273,776	$272,621
PrepaCyte CB	6,944	6,945
Public cord blood banking	360	360
Total depreciation and amortization	$281,080	$279,926
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$469,952	$276,524
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$469,952	$276,524

	For the six months ended May 31,
	2023	2022
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$15,143,215	$14,637,568
PrepaCyte CB	59,377	54,600
Public cord blood banking	394,513	199,580
Total net revenue	$15,597,105	$14,891,748
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$3,490,132	$3,460,055
PrepaCyte CB	26,450	53,312
Public cord blood banking	693,968	791,375
Total cost of sales	$4,210,550	$4,304,742
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,992,206	$3,269,912
PrepaCyte CB	19,038	(12,601)
Public cord blood banking	(300,175)	(592,515)
Total operating profit	$2,711,069	$2,664,796
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$547,315	$543,483
PrepaCyte CB	13,889	13,889
Public cord blood banking	720	720
Total depreciation and amortization	$561,924	$558,092
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$936,183	$582,619
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$936,183	$582,619

The following table shows the assets by segment as of May 31, 2023 and November 30, 2022:

	As of	As of
	May 31, 2023	November 30, 2022
Assets:
Umbilical cord blood and cord tissue stem cell service	$59,201,874	$54,849,697
PrepaCyte CB	138,541	176,546
Public cord blood banking	9,417,293	9,861,811
Total assets	$68,757,708	$64,888,054

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

The components of inventory at May 31, 2023 and November 30, 2022 are as follows:

	As of May 31, 2023	As of November 30, 2022
Raw materials	$—	$—
Work-in-process	228,574	254,953
Work-in-process – Public Bank	—	—
Finished goods	30,713	62,554
Finished goods – Public Bank	9,414,383	9,775,322
Collection kits	49,629	41,463
Inventory reserve	(7,718)	(7,718)
Total inventory	$9,715,581	$10,126,574

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

Intangible assets were as follows as of May 31, 2023 and November 30, 2022:

	Useful lives	May 31, 2023	November 30, 2022
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(140,366)	(120,297)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(236,882)	(225,157)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(9,108)	(8,711)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(160,000)	(144,000)
Net Intangible Assets		$1,415,121	$1,463,312

Amortization expense of intangibles was approximately $24,000 and $24,000 for the three months ended May 31, 2023 and 2022, respectively. Amortization expense of intangibles was approximately $48,000 and $48,000 for the six months ended May 31, 2023 and 2022.

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

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended May 31, 2023 and 2022, the Company paid interest of $204,206 and $0, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2023 and 2022, the Company paid interest of $406,681 and $0, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of May 31, 2023 were 8.31% and 6.96%, respectively.

The average outstanding balance during the six months ended May 31, 2023 for the revolving line of credit was $1,772,728. The average outstanding balance during the twelve months ended November 30, 2022 for the revolving line of credit was $3,578,207. The revolving line of credit balance as of May 31, 2023 and November 30, 2022 was $1,772,728 and $2,272,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended May 31, 2023 and 2022, $5,418 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2023 and 2022, $10,862 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

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

As of May 31, 2023 and November 30, 2022, the note payable obligation was as follows:

	May 31, 2023	November 30, 2022
Note payable - Susser	$8,844,310	$8,921,437
Unamortized debt issuance costs - Susser	(180,172)	(191,035)
Net note payable	$8,664,138	$8,730,402
Current portion of note payable	$158,456	$150,527
Long-term note payable, net of debt issuance costs	8,505,682	8,579,875
Total	$8,664,138	$8,730,402

Interest expense on the note payable for the three and six months ended May 31, 2023 and 2022 was as follows:

	For the three months ended	For the six months ended
	May 31, 2023	May 31, 2023
Interest expense on notes payable - Susser	$204,206	$406,681
Debt issuance costs - Susser	5,418	10,862
Total interest expense	$209,624	$417,543

	For the three months ended	For the six months ended
	May 31, 2022	May 31, 2022
Interest expense on notes payable - TCB	$5,969	$18,115
Debt issuance costs - TCB	3,388	9,777
Total interest expense	$9,357	$27,892

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Numerator:
Net income	$220,976	$634,719	$987,788	$1,466,766
Denominator:
Weighted-average shares outstanding-basic	8,325,101	8,437,544	8,395,307	8,479,071
Dilutive common shares issuable upon exercise of stock options	6,810	115,541	7,231	164,035
Weighted-average shares-diluted	8,331,911	8,553,085	8,402,538	8,643,106
Income per share:
Basic	$0.03	$0.08	$0.12	$0.17
Diluted	$0.03	$0.07	$0.12	$0.17

For the three months ended May 31, 2023, the Company excluded the effect of 843,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2023, the Company excluded the effect of 843,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of May 31, 2023, and November 30, 2022, there were 22,500 and 22,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2023, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of May 31, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2022, there were 242,214 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2023, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of May 31, 2023, there were 176,100 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2022, there were 63,100 service-based options issued and 400,000 market-based restricted options granted. As of May 31, 2023, there were 848,900 shares available for future issuance under the 2022 Plan.

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

There were 0 and 113,000 options granted during the three and six months ended May 31, 2023, respectively.

There were 52,500 and 52,500 options granted during the three and six months ended May 31, 2022, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2023 and 2022, respectively, are as follows:

	Three months ended		Six months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	—	53.23%	55.00%	53.23%
Risk free interest rate	—	2.74%	3.87%	2.74%
Expected life	—	3 years%	5 years	3 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2023, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2022	329,314	$8.36	4.68	$37,250
Granted	113,000	4.68		18,660
Exercised	—	—		—
Expired/forfeited	(43,636)	7.92		—
Outstanding at May 31, 2023	398,678	$7.37	4.78	$70,310
Exercisable at May 31, 2023	286,385	$7.44	4.94	$62,950

The weighted average grant date fair value of options granted during the six months ended May 31, 2023 and 2022 was $2.19 and $4.56, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2023 or November 30, 2022 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and six months ended May 31, 2023, the Company did not issue any common shares to option holders.

During the three and six months ended May 31, 2022, the Company issued 0 and 10,000 common shares, respectively, to option holders who exercised options for $0 and $32,000, respectively

Significant option groups outstanding and exercisable at May 31, 2023 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	30,000	2.24	$3.13	30,000	$3.13
$4.01 to $5.00	113,000	4.60	$4.68	50,000	$4.62
$6.01 to $7.00	14,433	7.69	$6.50	10,899	$6.51
$7.01 to $8.00	151,145	5.82	$7.54	138,543	$7.50
$9.01 to $10.00	29,000	4.77	$9.37	14,516	$9.37
$12.01 to $13.00	16,653	7.23	$12.54	12,799	$12.58
$13.01 to $14.00	44,447	1.57	$13.50	29,628	$13.50
	398,678	4.78	$7.37	286,385	$7.44

A summary of the status of the Company’s non-vested options as of May 31, 2023, and changes during the six months ended May 31, 2023, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2022	95,486	$4.42
Granted	113,000	2.19
Vested	(96,193)	3.29
Forfeited	—	—
Non-vested at May 31, 2023	112,293	$3.14

As of May 31, 2023, there was approximately $292,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.85 years as of May 31, 2023. The total fair value of shares vested during the six months ended May 31, 2023 was approximately $316,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the six months ended May 31, 2023 and 2022, the Company recognized approximately $195,000 and $58,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2023, there was approximately $668,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 1.71 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of the six months ended May 31, 2023 and 2022, the Company recognized approximately $37,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2023, there was approximately $95,000 of unrecognized compensation cost to be recognized over the remaining service period of 1.11 years.

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

As of May 31, 2023, the Company had repurchased an aggregate of 6,560,832 shares of the Company’s common stock at an average price of $3.57 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 213,342 shares (at an average price of $3.71 per share) during the six months ended May 31, 2023 and the Company purchased 162,326 shares (at an average price of $8.78 per share) of the Company’s common stock during the six months ended May 31, 2022.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2023 and November 30, 2022. As of May 31, 2023 and November 30, 2022, 6,560,832 and 6,347,490 shares, respectively, were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2023 and November 30, 2022:

	May 31, 2023	November 30, 2022
Assets
Operating lease right-of-use asset	$1,188,284	$606,034
Liabilities
Current portion of operating lease liabilities	$224,729	$297,691
Operating lease long-term liabilities	967,116	313,298
Total lease liability	$1,191,845	$610,989

The maturity of the Company’s lease liabilities at May 31, 2023 were as follows:

Future Operating
Fiscal Year Ending May 31,	Lease Payments
2023 (remaining 6 months)	$153,381
2024	306,762
2025	435,970
2026	458,026
2027	38,247
Less: Imputed interest	(200,541)
Present value of lease liabilities	$1,191,845

The remaining lease term and discount rates are as follows:

	May 31, 2023	November 30, 2022
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.58	2.08
Discount rate (percentage)
Operating lease	8.3%	3.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	May 31, 2023	May 31, 2022
Operating cash outflows from operating leases	$88,918	$85,964

	Six months ended
	May 31, 2023	May 31, 2022
Operating cash outflows from operating leases	$177,313	$171,928

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

On February 17, 2023, Company entered into a Second Amendment to the License Agreement (the “Second Amendment”) with Duke, as previously disclosed in the Company’s Form 10-K filed on February 28, 2023. The Second Amendment changes the license fee due to Duke. The final payment of $2,000,000 was due on February 23, 2023. The Second Amendment added a new milestone payment upon FDA approval of the first licensed product comprising cord tissue derived MSC (“ctMSC”) for autism spectrum disorder. The Second Amendment also added a new ctMSC milestone that the Company will open a manufacturing facility for the licensed product prior to the initiation of a Phase III clinical trial using ctMSC’s. As part of the Second Amendment, on March 3, 2023, the Company entered into the Clinical Study and Research Agreement (the “Research Agreement”) with Duke to provide funding to complete the Duke IMPACT Study ("the Study"). The Second Amendment allocated the $2,000,000 required payment toward the funding and completion of the Study. In consideration for the work to be performed under the Research Agreement, the Company will be obligated to make 14 equal monthly payments of $187,407 commencing in March 2023 and a final payment of $187,400 upon the submission of a draft proposed publication for peer review and delivered to the Company of the completed IMPACT Study. Duke agrees this will be no later than September 30, 2024. The additional costs to be incurred above $2 million represent additional consideration payable to Duke under the Research Agreement. The nature of these costs is the outsourcing of funding for research and development (R&D) of the licensed product. The Data Safety Monitoring Board for the IMPACT Study recently has determined that the trial’s targeted accrual has been reached and consists of 137 patients.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the six months ended May 31, 2023 and 2022, the Company recorded $480,387 and $480,387, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income. As of the three months ended May 31, 2023 and 2022, the Company recorded $240,194 and $240,194, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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
(xxvi)
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations,
(xxvii)
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, Extravault and
(xxviii)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

Overview

The Company currently stores over 225,000 cord blood and cord tissue specimens for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company’s U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida.

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 225,000 cord blood and cord tissue specimens,

•	Our facility’s status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kits,

•	7-day per week processing capability, and

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

Results of Operations – Six-Month Period Ended May 31, 2023 Compared to the Six-Month Period Ended May 31, 2022

Revenue. Revenue for the six months ended May 31, 2023 was $15,597,105 as compared to $14,891,748 for the same period in 2022. The increase in revenue was in part due to a 3% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by a 10% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2023 versus the same period in 2022.

Product Revenue. For the six months ended May 31, 2023, revenue from the product sales was $59,377 compared to $54,600 for the six months ended May 31, 2022.

Public Cord Blood Banking Revenue. For the six months ended May 31, 2023, revenue from the public cord blood banking sales was $394,513 compared to $199,580 for the six months ended May 31, 2022. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the six months ended May 31, 2023 was $4,210,550 as compared to $4,304,742 for the same period in 2022, representing a 2% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $106,000 and $102,000 for the six months ended May 31, 2023 and 2022, respectively. Cost of Sales also includes $26,450 and $53,312 for the six months ended May 31, 2023 and 2022, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $693,968 and $791,375 for the six months ended May 31, 2023 and 2022, respectively, related to the public banks. The decrease in cost of sales for the six months ended May 31, 2023 versus May 31, 2022 is due to the decrease in the number of new domestic cord blood specimens processed during the six months ended May 31, 2023 versus May 31, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2023 were $7,917,871 as compared to $7,288,540 for the 2022 period representing a 9% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2023 were $383,516 as compared to $228,116 for the 2022 period, of which $162,221 and $0, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2023 was $561,924 compared to $558,092 for the 2022 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the six months ended May 31, 2023 was a decrease of $187,825 compared to a decrease of $152,538 for the 2022 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2023. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the six months ended May 31, 2023, was $936,183 compared to $582,619 during the comparable period in 2022, of which, $417,543 and $27,892, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $501,674 and $479,389 as of the six months ended May 31, 2023 and 2022, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the six months ended May 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Loss on Interest Rate Swap. Loss on the change in the fair value of a derivative for the six months ended May 31, 2023 was $223,974. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2023 was $573,154 compared to $588,708 for the six months ended May 31, 2022.

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

Results of Operations – Three-Month Period Ended May 31, 2023 Compared to the Three-Month Period Ended May 31, 2022

Revenue. Revenue for the three months ended May 31, 2023 was $7,772,690 as compared to $7,633,217 for the same period in 2022, a 2% increase. The increase in revenue for the three months ended May 31, 2023 versus 2022 was in part due to a 1% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by a 13% decrease in the number of new domestic cord blood specimens processed for three months ended May 31, 2023 versus the same period in 2022.

Product Revenue. For the three months ended May 31, 2023, revenue from the product sales was $27,177 compared to $36,400 for the three months ended May 31, 2022.

Public Cord Blood Banking Revenue. For the three months ended May 31, 2023, revenue from the public cord blood banking sales was $163,816 compared to $116,735 for the three months ended May 31, 2022. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended May 31, 2023 was $2,143,186 as compared to $2,201,540 for the same period in 2022, representing a 3% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $53,000 and $51,000 for the three months ended May 31, 2023 and 2022, respectively. Cost of Sales also includes $9,328 and $22,654 for the three months ended May 31, 2023 and 2022, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $330,976 and $433,503 for the three months ended May 31, 2023 and 2022, respectively, related to the public banks. The decrease in cost of sales for the three months ended May 31, 2023 versus May 31, 2022 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended May 31, 2023 versus May 31, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2023 were $4,038,968 as compared to $3,912,586 for the 2022 period representing a 3% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2023 were $304,682 as compared to $80,896 for the 2022 period. The increase for the three months ended May 31, 2023 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2023 was $281,080 compared to $279,926 for the 2022 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended May 31, 2023 was a decrease of $23,124 compared to a decrease of $36,105 for the 2022 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2023. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended May 31, 2023, was $469,952 compared to $276,524 during the comparable period in 2022, of which, $209,624 and $9,357, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $260,327 and $250,632 as of the three months ended May 31, 2023 and 2022, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended May 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Loss on Interest Rate Swap. Loss on the change in the fair value of a derivative for the three months ended May 31, 2023 was $223,974. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2023 was $125,439 compared to $265,061 for the three months ended May 31, 2022.

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

At May 31, 2023, the Company had cash and cash equivalents of $1,123,998 as compared to $1,703,958 at November 30, 2022. The decrease in cash and cash equivalents during the six months ended May 31, 2023 was primarily attributable to the following:

•
Net cash provided by operating activities for the six months ended May 31, 2023 was $3,633,026 which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the six months ended May 31, 2022 was $3,453,969 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the six months ended May 31, 2023 was $2,776,908 which was primarily attributable to $1,833,043 used to purchase equipment and $1,082,923 used to purchase marketable securities.
•
Net cash used in investing activities for the six months ended May 31, 2022 was $5,969,150 which was primarily attributable to $954,607 used to purchase equipment and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 12).
•
Net cash used in financing activities for the six months ended May 31, 2023 was $1,436,078 which was primarily attributable to the payments of $577,126 to partially repay the TCB and Susser Bank note payable and revolving line of credit described above and $791,452 used to repurchase the Company's common stock.
•
Net cash used in financing activities for the six months ended May 31, 2022 was $2,943,455 which was primarily attributable to the payments of $1,550,000 to partially repay the TCB note payable described above and $1,425,455 used to repurchase the Company's common stock which was offset by the receipt of $32,000 from the exercise of stock options.

The Company has a revolving line of credit, described above. The balance as of May 31, 2023 is $1,772,728 and is reflected on the accompanying balance sheet.

The Company anticipates making discretionary capital expenditures of approximately $10,000,000 over the next twelve months for property build out, purchases of property and equipment, obligations under the Patent and Technology License Agreement with Duke University, software enhancements and clinical trial expenses. The Company anticipates funding future property build out, equipment purchases, obligations under the Patent Technology License Agreement with Duke University and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We incur significant legal, accounting and other expenses to meet our obligations as a publicly traded company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to maintain director and officer liability insurance coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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

Based upon shares of common stock outstanding as of May 31, 2023, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 48% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2023	125,375	$3.41	—	1,469,854
April 1 - 30, 2023	20,186	$3.34	—	1,449,668
May 1 - 31, 2023	10,500	$5.13	—	1,439,168

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

Date: July 14, 2023