Form 10-Q
period 2023-08-31
CRYO CELL INTERNATIONAL INC
filed 2023-10-12
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 12, 2023, 8,286,785 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$583,996	$1,703,958
Marketable securities	623,489	17,620
Accounts receivable (net of allowance for
doubtful accounts of $3,757,884 and $3,528,119, respectively)	6,437,644	6,043,941
Prepaid expenses	719,007	566,557
Inventory, current portion	1,062,859	851,230
Swap contract	58,757	—
Other current assets	450,617	426,879
Total current assets	9,936,369	9,610,185
Property and Equipment-net	18,836,456	13,603,115
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	12,970,447	13,691,028
Intangible assets, net	1,391,026	1,463,312
Inventory, net of current portion	8,836,287	9,275,344
Goodwill	1,941,411	1,941,411
Deferred tax assets	13,742,399	13,742,399
Operating lease right-of-use asset	1,107,171	606,034
Deposits and other assets, net	726,800	647,226
Total other assets	41,023,541	41,674,754
Total assets	$69,796,366	$64,888,054
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$2,785,459	$1,605,301
Accrued expenses	1,774,456	3,585,810
Note payable	162,659	150,527
Line of credit	2,722,728	2,272,728
Current portion of operating lease liability	221,062	297,691
Current portion of Duke license agreement liability	1,200,000	1,983,036
Deferred revenue	9,696,530	9,586,327
Total current liabilities	18,562,894	19,481,420
Other Liabilities
Deferred revenue, net of current portion	39,966,150	36,000,059
Contingent consideration	1,030,050	1,162,704
Note payable, net of current portion and debt issuance costs	8,468,312	8,579,875
Operating lease long-term liability	910,123	313,298
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	51,249,635	46,930,936
Total liabilities	69,812,529	66,412,356
Commitments and contingencies (Note 9)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,849,246 issued and 8,286,785 outstanding as of August 31, 2023 and 14,848,001 issued and 8,500,511 outstanding as of November 30, 2022)	148,492	148,480
Additional paid-in capital	43,236,194	42,597,380
Treasury stock, at cost	(23,431,685)	(22,632,649)
Accumulated deficit	(19,969,164)	(21,637,513)
Total stockholders' deficit	(16,163)	(1,524,302)
Total liabilities and stockholders' deficit	$69,796,366	$64,888,054

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2023	2022	2023	2022
Revenue:
Processing and storage fees	$7,862,949	$7,522,134	$23,006,164	$22,159,702
Public banking revenue	4,383	137,825	398,896	337,405
Product revenue	2,543	21,000	61,920	75,600
Total revenue	7,869,875	7,680,959	23,466,980	22,572,707
Costs and Expenses:
Cost of sales	2,156,187	2,348,755	6,366,737	6,653,497
Selling, general and administrative expenses	3,804,564	3,603,411	11,722,435	10,891,951
Change in fair value of contingent consideration	122,671	412,307	(65,154)	259,769
Research, development and related engineering	344,132	80,272	727,648	308,388
Depreciation and amortization	281,277	281,903	843,201	839,995
Total costs and expenses	6,708,831	6,726,648	19,594,867	18,953,600
Operating Income	1,161,044	954,311	3,872,113	3,619,107
Other Income (Expense):
Gains (losses) on marketable securities	93,386	(11,627)	100,082	(38,457)
Gain on interest rate swap	282,731	62,835	58,757	62,835
Other income	102	796	3,436	923
Interest expense	(469,642)	(365,349)	(1,405,825)	(947,968)
Total other income (expense)	(93,423)	(313,345)	(1,243,550)	(922,667)
Income before income tax expense	1,067,621	640,966	2,628,563	2,696,440
Income tax expense	(387,060)	(174,146)	(960,214)	(762,854)
Net Income	$680,561	$466,820	$1,668,349	$1,933,586
Net income per common share - basic	$0.08	$0.06	$0.20	$0.23
Weighted average common shares outstanding - basic	8,286,555	8,390,335	8,358,792	8,449,277
Net income per common share - diluted	$0.08	$0.06	$0.20	$0.23
Weighted average common shares outstanding - diluted	8,342,067	8,404,485	8,374,939	8,475,661

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,668,349	$1,933,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,063,771	1,129,804
Change in fair value of contingent consideration	(65,154)	259,769
Unrealized (gains) losses on marketable securities	(100,082)	38,457
Unrealized gain on interest rate swap contract	(58,757)	(62,835)
Compensatory element of stock options	641,690	310,441
Provision for doubtful accounts	717,052	634,405
Amortization of debt issuance costs	16,259	10,368
Amortization of operating lease right-of-use asset	236,730	231,825
Changes in assets and liabilities:
Accounts receivable	(1,110,755)	(727,905)
Prepaid expenses	(152,450)	(86,433)
Inventory	227,428	303,162
Other current assets	(23,738)	(555,591)
Deposits and other assets, net	(79,574)	(59,272)
Accounts payable	550,266	302,876
Accrued expenses	(1,814,218)	(872,298)
Operating lease liability	(217,671)	(232,709)
Deferred revenue	4,076,294	3,585,261
Net cash from operating activities	5,575,440	6,142,911
Cash flows from investing activities:
Purchases of property and equipment	(5,124,056)	(12,193,470)
Payment of Duke license agreement	(533,333)	(5,000,000)
Proceeds from liquidation of marketable securities	179,306	—
Purchases of marketable securities	(1,082,924)	(1,142,212)
Sale of marketable securities	397,831	1,140,472
Net cash used in investing activities	(6,163,176)	(17,195,210)
Cash flows from financing activities:
Treasury stock purchases	(799,036)	(1,692,433)
Repayments of note payable	(115,690)	(1,908,433)
Repayment of line of credit	(500,000)	—
Proceeds from the exercise of stock options	—	551,274
Proceeds from line of credit	950,000	—
Proceeds from note payable	—	8,960,000
Issuance costs associated with the proceeds from the note payable	—	(196,501)
Payment of Cord:Use earnout	(67,500)	—
Net cash (used in) provided by financing activities	(532,226)	5,713,907
Decrease in cash and cash equivalents	(1,119,962)	(5,338,392)
Cash and cash equivalents - beginning of period	1,703,958	8,263,088
Cash and cash equivalents - end of period	$583,996	$2,924,696

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$737,867	$—
Supplemental investing activities:
Construction costs payable	$363,225	$—
Duke license agreement payable	$266,667	$—
Supplemental financing activities:
Dividends declared but not yet paid	$—	$7,672,728
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,363,934	$776,517
Income taxes	$1,504,647	$1,377,133

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended August 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at May 31, 2023	14,848,001	$148,480	$43,066,971	$(23,424,101)	$(20,649,725)	$(858,375)
Exercise of stock options	1,245	12	(2,876)			(2,864)
Compensatory element of stock options			172,099			172,099
Treasury stock				(7,584)		(7,584)
Net income					680,561	680,561
Balance at August 31, 2023	14,849,246	$148,492	$43,236,194	$(23,431,685)	$(19,969,164)	$(16,163)

	For the Nine Months Ended August 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Exercise of stock options	1,245	12	(2,876)			(2,864)
Compensatory element of stock options			641,690			641,690
Treasury stock				(799,036)		(799,036)
Net income					1,668,349	1,668,349
Balance at August 31, 2023	14,849,246	$148,492	$43,236,194	$(23,431,685)	$(19,969,164)	$(16,163)

	For the Three Months Ended August 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at May 31, 2022	14,675,772	$146,758	$41,767,841	$(22,238,189)	$(15,269,427)	$4,406,983
Exercise of stock options	172,229	1,722	517,552			519,274
Compensatory element of stock options			161,083			161,083
Treasury stock				(266,978)		(266,978)
Dividends declared ($0.90 per share)					(7,672,728)	(7,672,728)
Net income					466,820	466,820
Balance at August 31, 2022	14,848,001	$148,480	$42,446,476	$(22,505,167)	$(22,475,335)	$(2,385,546)

	For the Nine Months Ended August 31, 2022
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	182,229	1,822	549,452			551,274
Compensatory element of stock options			310,441			310,441
Treasury stock				(1,692,433)		(1,692,433)
Dividends declared ($0.90 per share)					(7,672,728)	(7,672,728)
Net income					1,933,586	1,933,586
Balance at August 31, 2022	14,848,001	$148,480	$42,446,476	$(22,505,167)	$(22,475,335)	$(2,385,546)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2023 and November 30, 2022, the related Consolidated Statements of Income for the three and nine months ended August 31, 2023 and 2022, Cash Flows for the nine months ended August 31, 2023 and 2022 and Stockholders’ Deficit for the three and nine months ended August 31, 2023 and 2022 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2023 and 2022 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2023.

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

As of August 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $49,662,680, which will be recognized ratably on a straight-line basis over the contractual period of which $9,696,530, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2023, the Company recorded $10,061 and $31,451, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and nine months ended August 31, 2022, the Company recorded $11,151 and $38,471, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and nine months ended August 31, 2023 the Company capitalized additional contract acquisition costs of $30,185 and $85,133, respectively, net of amortization. For the three and nine months ended August 31, 2022, the Company capitalized additional contract acquisition costs of $29,269 and $81,028, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2023	November 30, 2022
Contract assets (sales commissions)	$675,652	$615,628
Accounts receivable	$6,437,644	$6,043,941
Short-term contract liabilities (deferred revenue)	$9,696,530	$9,586,327
Long-term contract liabilities (deferred revenue)	$39,966,150	$36,000,059

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2023.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at August 31, 2023
Contract assets (sales commissions)	$615,628	$85,133	$(25,109)	$675,652
Accounts receivable	$6,043,941	$31,533,062	$(31,139,359)	$6,437,644
Contract liabilities (deferred revenue)	$45,586,386	$20,676,740	$(16,600,446)	$49,662,680

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at August 31, 2022
Contract assets (sales commissions)	$535,522	$81,028	$(21,756)	$594,794
Accounts receivable	$5,253,173	$28,203,957	$(28,110,457)	$5,346,673
Contract liabilities (deferred revenue)	$40,632,910	$18,481,419	$(14,896,158)	$44,218,171

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

Inventories

On June 11, 2018, Cryo-Cell completed its acquisition of substantially all of the assets of Cord:Use Cord Blood Bank, Inc. a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s cord blood operations and its inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2023, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended August 31, 2023 and 2022, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2023 and 2022.

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

Stock Compensation

As of August 31, 2023, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized $641,690 and $310,441 for the nine months ended August 31, 2023 and 2022 respectively, of stock compensation expense. The Company recognized $172,099 and $161,083 for the three months ended August 31, 2023 and 2022, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2023 and November 30, 2022, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at August 31, 2023 Using
Description	August 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$623,489	$623,489	$—	$—
Interest rate swap	$58,757	$—	$58,757	$—
Total	$682,246	$623,489	$58,757	$—
Liabilities:
Contingent consideration	$1,030,050	$—	$—	$1,030,050
Total	$1,030,050	$—	$—	$1,030,050

Contingent Consideration:
Beginning Balance as of November 30, 2022	$1,162,704
Subtractions – Cord:Use earnout payment	(67,500)
Fair value adjustment as of August 31, 2023	(65,154)
Ending balance as of August 31, 2023	$1,030,050

	Fair Value at	Fair Value Measurements at November 30, 2022 Using
Description	November 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$17,620	$17,620	$—	$—
Total	$17,620	$17,620	$—	$—
Liabilities:
Contingent consideration	$1,162,704	$—	$—	$1,162,704
Interest rate swap	—	—	—	—
Total	$1,162,704	$—	$—	$1,162,704

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was $93,386 and $100,082 in unrealized holding gain, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2023, respectively. There was ($11,627) and ($38,457) in unrealized holding loss, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2022, respectively.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. As of the three and nine months ended August 31, 2023 there was a $282,731 and $58,757 gain on a derivative recorded on the accompanying consolidated statements of income. As of the three and nine months ended August 31, 2022, there was a $62,835 gain on a derivative recorded on the accompanying consolidated statements of income.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2023 and November 30, 2022. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and nine months ended August 31, 2023 and 2022:

	For the three months ended August 31,
	2023	2022
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,862,949	$7,522,134
PrepaCyte CB	2,543	21,000
Public cord blood banking	4,383	137,825
Total net revenue	$7,869,875	$7,680,959
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,976,278	$1,883,400
PrepaCyte CB	982	10,622
Public cord blood banking	178,927	454,733
Total cost of sales	$2,156,187	$2,348,755
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,341,332	$1,268,146
PrepaCyte CB	(5,384)	3,433
Public cord blood banking	(174,904)	(317,268)
Total operating profit	$1,161,044	$954,311
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$273,972	$274,598
PrepaCyte CB	6,945	6,945
Public cord blood banking	360	360
Total depreciation and amortization	$281,277	$281,903
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$469,642	$365,349
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$469,642	$365,349

	For the nine months ended August 31,
	2023	2022
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$23,006,164	$22,159,702
PrepaCyte CB	61,920	75,600
Public cord blood banking	398,896	337,405
Total net revenue	$23,466,980	$22,572,707
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$5,466,410	$5,343,455
PrepaCyte CB	27,432	63,934
Public cord blood banking	872,895	1,246,108
Total cost of sales	$6,366,737	$6,653,497
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$4,333,538	$4,538,058
PrepaCyte CB	13,654	(9,168)
Public cord blood banking	(475,079)	(909,783)
Total operating profit	$3,872,113	$3,619,107
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$821,287	$818,081
PrepaCyte CB	20,834	20,834
Public cord blood banking	1,080	1,080
Total depreciation and amortization	$843,201	$839,995
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,405,825	$947,968
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,405,825	$947,968

The following table shows the assets by segment as of August 31, 2023 and November 30, 2022:

	As of	As of
	August 31, 2023	November 30, 2022
Assets:
Umbilical cord blood and cord tissue stem cell service	$60,226,085	$54,849,697
PrepaCyte CB	150,869	176,546
Public cord blood banking	9,419,412	9,861,811
Total assets	$69,796,366	$64,888,054

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

The components of inventory at August 31, 2023 and November 30, 2022 are as follows:

	As of August 31, 2023	As of November 30, 2022
Raw materials	$—	$—
Work-in-process	392,734	254,953
Work-in-process – Public Bank	—	—
Finished goods	57,693	62,554
Finished goods – Public Bank	9,414,000	9,775,322
Collection kits	42,437	41,463
Inventory reserve	(7,718)	(7,718)
Total inventory	$9,899,146	$10,126,574

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

Intangible assets were as follows as of August 31, 2023 and November 30, 2022:

	Useful lives	August 31, 2023	November 30, 2022
Patents	10-20 years	$697,744	$697,744
Less: Accumulated amortization		(150,400)	(120,297)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(242,744)	(225,157)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(9,307)	(8,711)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(168,000)	(144,000)
Net Intangible Assets		$1,391,026	$1,463,312

Amortization expense of intangibles was approximately $24,000 and $24,000 for the three months ended August 31, 2023 and 2022, respectively. Amortization expense of intangibles was approximately $72,000 and $72,000 for the nine months ended August 31, 2023 and 2022.

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

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended August 31, 2023 and 2022, the Company paid interest of $200,638 and $89,585, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2023 and 2022 the Company paid interest of $607,319 and $89,585, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of August 31, 2023 were 8.56% and 6.96%, respectively.

The average outstanding balance during the nine months ended August 31, 2023 for the revolving line of credit was $1,840,794. The average outstanding balance during the twelve months ended November 30, 2022 for the revolving line of credit was $3,578,207. The revolving line of credit balance as of August 31, 2023 and November 30, 2022 was $2,722,728 and $2,272,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended August 31, 2023 and 2022, $5,396 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2023 and 2022, $16,258 and $0, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

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

As of August 31, 2023 and November 30, 2022, the note payable obligation was as follows:

	August 31, 2023	November 30, 2022
Note payable - Susser	$8,805,747	$8,921,437
Unamortized debt issuance costs - Susser	(174,776)	(191,035)
Net note payable	$8,630,971	$8,730,402
Current portion of note payable	$162,659	$150,527
Long-term note payable, net of debt issuance costs	8,468,312	8,579,875
Total	$8,630,971	$8,730,402

Interest expense on the note payable for the three and nine months ended August 31, 2023 and 2022 was as follows:

	For the three months ended	For the nine months ended
	August 31, 2023	August 31, 2023
Interest expense on notes payable - Susser	$200,638	$607,319
Debt issuance costs - Susser	5,396	16,258
Total interest expense	$206,034	$623,577

	For the three months ended	For the nine months ended
	August 31, 2022	August 31, 2022
Interest expense on notes payable - TCB	$370	$18,485
Interest expense on notes payable - Susser	$89,585	$89,585
Debt issuance costs - TCB	592	10,368
Total interest expense	$90,547	$118,438

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Numerator:
Net income	$680,561	$466,820	$1,668,349	$1,933,586
Denominator:
Weighted-average shares outstanding-basic	8,286,555	8,390,335	8,358,792	8,449,277
Dilutive common shares issuable upon exercise of stock options	55,512	14,150	16,147	26,384
Weighted-average shares-diluted	8,342,067	8,404,485	8,374,939	8,475,661
Income per share:
Basic	$0.08	$0.06	$0.20	$0.23
Diluted	$0.08	$0.06	$0.20	$0.23

For the three months ended August 31, 2023, the Company excluded the effect of 655,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2023, the Company excluded the effect of 730,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of August 31, 2023, and November 30, 2022, there were 17,500 and 22,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2023, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of August 31, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2022, there were 242,214 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2023, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of August 31, 2023, there were 176,100 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2022, there were 63,100 service-based options issued and 400,000 market-based restricted options granted. As of August 31, 2023, there were 848,900 shares available for future issuance under the 2022 Plan.

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

There were 0 and 113,000 options granted during the three and nine months ended August 31, 2023, respectively.

There were 0 and 52,500 options granted during the three and nine months ended August 31, 2022, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2023 and 2022, respectively, are as follows:

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	—	—	55.00%	53.23%
Risk free interest rate	—	—	3.87%	2.74%
Expected life	—	—	5 years	3 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2023, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2022	329,314	$8.36	4.68	$37,250
Granted	113,000	4.68		148,610
Exercised	(5,000)	3.10		8,950
Expired/forfeited	(43,636)	7.92		—
Outstanding at August 31, 2023	393,678	$7.42	4.59	$220,260
Exercisable at August 31, 2023	285,735	$7.52	4.81	$140,450

The weighted average grant date fair value of options granted during the nine months ended August 31, 2023 and 2022 was $2.19 and $4.56, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2023 or November 30, 2022 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2023, the Company issued 1,245 and 1,245 common shares, respectively, to option holders who exercised options for $0 and $0, respectively.

During the three and nine months ended August 31, 2022, the Company issued 172,229 and 182,229 common shares, respectively, to option holders who exercised options for $519,274 and $551,274, respectively.

Significant option groups outstanding and exercisable at August 31, 2023 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	25,000	2.44	$3.13	25,000	$3.13
$4.01 to $5.00	113,000	4.35	$4.68	50,000	$4.62
$6.01 to $7.00	14,433	7.43	$6.50	13,549	$6.50
$7.01 to $8.00	151,145	5.56	$7.54	139,893	$7.50
$9.01 to $10.00	29,000	4.51	$9.37	14,866	$9.37
$12.01 to $13.00	16,653	6.98	$12.54	12,799	$12.58
$13.01 to $14.00	44,447	1.31	$13.50	29,628	$13.50
	393,678	4.59	$7.42	285,735	$7.52

A summary of the status of the Company’s non-vested options as of August 31, 2023, and changes during the nine months ended August 31, 2023, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2022	95,486	$4.42
Granted	113,000	2.19
Vested	(100,543)	3.33
Forfeited	—	—
Non-vested at August 31, 2023	107,943	$3.10

As of August 31, 2023, there was approximately $241,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.76 years as of August 31, 2023. The total fair value of shares vested during the nine months ended August 31, 2023 was approximately $335,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the three and nine months ended August 31, 2023, the Company recognized approximately $98,000 and $293,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. For the three and nine months ended August 31, 2022, the Company recognized approximately $98,000 and $156,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2023, there was approximately $570,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 1.5 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of the three and nine months ended August 31, 2023, the Company recognized approximately $21,000 and $59,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2023, there was approximately $74,000 of unrecognized compensation cost to be recognized over the remaining service period of 0.85 years.

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

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleges that the Company’s advertising does not accurately represent the value and efficacy of its services and asserts claims (and seeks unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. The Company has not yet responded to the complaint. The Company believes the plaintiff’s claims are without merit and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

As of August 31, 2023, the Company had repurchased an aggregate of 6,562,461 shares of the Company’s common stock at an average price of $3.57 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 214,971 (at an average price of $3.72 per share) during the nine months ended August 31, 2023 and the Company purchased 208,790 (at an average price of $8.11 per share) of the Company’s common stock during the nine months ended August 31, 2022.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2023 and November 30, 2022. As of August 31, 2023 and November 30, 2022, 6,562,461 and 6,347,490 shares, respectively, were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2023 and November 30, 2022:

	August 31, 2023	November 30, 2022
Assets
Operating lease right-of-use asset	$1,107,171	$606,034
Liabilities
Current portion of operating lease liabilities	$221,062	$297,691
Operating lease long-term liabilities	910,123	313,298
Total lease liability	$1,131,185	$610,989

The maturity of the Company’s lease liabilities at August 31, 2023 were as follows:

Future Operating
Fiscal Year Ending August 31,	Lease Payments
2023 (remaining 3 months)	$76,690
2024	306,762
2025	435,970
2026	458,026
2027	38,247
Less: Imputed interest	(184,510)
Present value of lease liabilities	$1,131,185

The remaining lease term and discount rates are as follows:

	August 31, 2023	November 30, 2022
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.33	2.08
Discount rate (percentage)
Operating lease	8.3%	3.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	August 31, 2023	August 31, 2022
Operating cash outflows from operating leases	$76,690	$83,378

	Nine months ended
	August 31, 2023	August 31, 2022
Operating cash outflows from operating leases	$254,003	$255,306

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the nine months ended August 31, 2023 and 2022, the Company recorded $720,580 and $720,580, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income. As of the three months ended August 31, 2023 and 2022, the Company recorded $240,193 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

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

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke University (“Duke”). The Duke Agreement grants the Company the rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. The Company plans to explore, test, and/or administer these treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Federal Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Pursuant to the Duke Agreement, the Company has been granted exclusive commercial rights to Duke’s intellectual property assets, FDA regulatory data, clinical expertise and manufacturing protocols associated with various applications of cord blood and cord tissue stem cells. Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024 if granted such rights by the FDA under IND(s).

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

Results of Operations – Nine-Month Period Ended August 31, 2023 Compared to the Nine-Month Period Ended August 31, 2022

Revenue. Revenue for the nine months ended August 31, 2023 was $23,466,980 as compared to $22,572,707 for the same period in 2022. The increase in revenue was in part due to a 4% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by a decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2023 versus the same period in 2022.

Product Revenue. For the nine months ended August 31, 2023, revenue from the product sales was $61,920 compared to $75,600 for the nine months ended August 31, 2022.

Public Cord Blood Banking Revenue. For the nine months ended August 31, 2023, revenue from the public cord blood banking sales was $398,896 compared to $337,405 for the nine months ended August 31, 2022. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the nine months ended August 31, 2023 was $6,366,737 as compared to $6,653,497 for the same period in 2022, representing a 4% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $140,203 and $155,169 for the nine months ended August 31, 2023 and 2022, respectively. Cost of Sales also includes $27,432 and $63,934 for the nine months ended August 31, 2023 and 2022, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $872,895 and $1,246,108 for the nine months ended August 31, 2023 and 2022, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2023 were $11,722,435 as compared to $10,891,951 for the 2022 period representing an 8% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2023 were $727,648 as compared to $308,388 for the 2022 period, of which $324,442 and $0, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2023 was $843,201 compared to $839,995 for the 2022 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the nine months ended August 31, 2023 was a decrease of $65,154 compared to an increase of $259,769 for the 2022 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2023. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the nine months ended August 31, 2023, was $1,405,825 compared to $947,968 during the comparable period in 2022, of which, $623,577 and $118,438, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $765,283 and $737,514 as of the nine months ended August 31, 2023 and 2022, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the nine months ended August 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Gain on Change in Fair Value of Derivative. Gain on the change in the fair value of a derivative for the nine months ended August 31, 2023 was $58,757 compared to $62,835 for the 2022 period. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2023 was $960,214 compared to $762,854 for the nine months ended August 31, 2022.

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

Results of Operations – Three-Month Period Ended August 31, 2023 Compared to the Three-Month Period Ended August 31, 2022

Revenue. Revenue for the three months ended August 31, 2023 was $7,869,875 as compared to $7,680,959 for the same period in 2022, a 2% increase. The increase in revenue for the three months ended August 31, 2023 versus 2022 was in part due to a 5% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by an 3% decrease in the number of new domestic cord blood specimens processed for three months ended August 31, 2023 versus the same period in 2022.

Product Revenue. For the three months ended August 31, 2023, revenue from the product sales was $2,543 compared to $21,000 for the three months ended August 31, 2022.

Public Cord Blood Banking Revenue. For the three months ended August 31, 2023, revenue from the public cord blood banking sales was $4,383 compared to $137,825 for the three months ended August 31, 2022. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended August 31, 2023 was $2,156,187 as compared to $2,348,755 for the same period in 2022, representing an 8% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $35,000 and $53,000 for the three months ended August 31, 2023 and 2022, respectively. Cost of Sales also includes $982 and $10,622 for the three months ended August 31, 2023 and 2022, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $178,927 and $454,733 for the three months ended August 31, 2023 and 2022, respectively, related to the public banks. The decrease in cost of sales for the three months ended August 31, 2023 versus August 31, 2022 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended August 31, 2023 versus August 31, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2023 were $3,804,564 as compared to $3,603,411 for the 2022 period representing a 6% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2023 were $344,132 as compared to $80,272 for the 2022 period, of $162,221 and $0, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2023 was $281,277 compared to $281,903 for the 2022 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended August 31, 2023 was an increase of $122,671 compared to an increase of $412,307 for the 2022 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2023. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended August 31, 2023, was $469,642 compared to $365,349 during the comparable period in 2022, of which, $206,034 and $90,547, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $263,609 and $258,125 as of the three months ended August 31, 2023 and 2022, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended August 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12.

Gain on Change in Fair Value of Derivative. Gain on the change in the fair value of a derivative for the three months ended August 31, 2023 was $282,731 compared to $62,835 in the 2022 period. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2023 was $387,060 compared to $174,146 for the three months ended August 31, 2022.

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

At August 31, 2023, the Company had cash and cash equivalents of $583,996 as compared to $1,703,958 at November 30, 2022. The decrease in cash and cash equivalents during the nine months ended August 31, 2023 was primarily attributable to the following:

•
Net cash from operating activities for the nine months ended August 31, 2023 was $5,575,440 which was attributable to the Company’s operating activities.
•
Net cash from operating activities for the nine months ended August 31, 2022 was $6,142,911 which was attributable to the Company’s operating activities.
•
Net cash from investing activities for the nine months ended August 31, 2023 was $6,163,176 which was primarily attributable to $5,124,056 used to purchase equipment and $1,082,924 used to purchase marketable securities.
•
Net cash from investing activities for the nine months ended August 31, 2022 was $17,195,210 which was primarily attributable to $12,193,470 used to purchase property and equipment including a new facility and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 12).

•
Net cash used in financing activities for the nine months ended August 31, 2023 was $532,226 which was primarily attributable to the payments of $615,690 to partially repay the TCB and Susser Bank note payable and revolving line of credit described above and $799,036 used to repurchase the Company's common stock.
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

The Company has a revolving line of credit, described above. The balance as of August 31, 2023 was $2,722,728 and is reflected on the accompanying balance sheet.

The Company anticipates making discretionary capital expenditures of approximately $10,000,000 over the next twelve months for property build out, purchases of property and equipment, obligations under the Patent and Technology License Agreement with Duke University, software enhancements and clinical trial expenses. The Company anticipates funding future property build out, equipment purchases, obligations under the Patent Technology License Agreement with Duke University and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing and potential equity sales.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleges that the Company’s advertising does not accurately represent the value and efficacy of its services and asserts claims (and seeks unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. The Company has not yet responded to the complaint. The Company believes the plaintiff’s claims are without merit and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

Risk related to our business.

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

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require capital to pay for the build out of the new property purchased in July 2022 and startup expenses relating to the planned infusion clinic, to finance clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke Agreement. We currently anticipate that over $50 million will be needed over the next 5 years to fund these activities. The Company anticipates funding these capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales.

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

Our future success depends upon our ability to retain our key management and other personnel and will also depend in large part on our ability to attract and retain additional qualified doctors, nurses, scientists, software developers, bioinformaticists, operations personnel, sales and marketing personnel, and business development personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Tampa Bay are of Florida, where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel, especially in the area of sales. Failure to attract, assimilate, and retain personnel would have a material adverse effect on our business and potential growth.

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

Based upon shares of common stock outstanding as of August 31, 2023, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 52% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

•	establish advance notice requirements for stockholder nominations of directors and for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings;

•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;

•	provide that the board may increase the size of our board of directors and authorize the board to fill any vacancies on our board of directors by a majority of directors then in office;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2023	1,629	$4.66	—	1,437,539
July 1 - 31, 2023	—	$—	—	1,437,539
August 1 - 31, 2023	—	$—	—	1,437,539

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4) **	2022 Equity Incentive Plan.
10.5 (5)	Credit Agreement between Cryo-Cell International, Inc and Susser Bank
10.6 (5)	Amendment to the Credit Agreement between Cryo-Cell International and Susser Bank
31.1*	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on October 18, 2022.

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

Date: October 12, 2023