Form 10-K
period 2023-11-30
CRYO CELL INTERNATIONAL INC
filed 2024-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of the error corrections are restatements that required a recovery analysis of incentive-based compensation received by any registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2023) was $27,010,426.

As of February 28, 2024, there were 8,286,785 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 344 Auditor Name: Wipfli LLP Auditor Location: Atlanta, Georgia

Forward-Looking Statements

This Form 10‑K, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward‑looking statements as a result of various factors. These uncertainties and other factors include the success product diversification, the Company’s actual future ownership stake in future therapies emerging from its collaborative research partnerships, the success related to its IP portfolio, the Company’s future competitive position in stem cell innovation, future success of its core business and the competitive impact of public cord blood banking on the Company’s business, the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations, the success and enforceability of the Company’s umbilical cord blood and cord tissue license agreements, together with the associated intellectual property and their ability to provide the Company with royalty fees.

ITEM 1. BUSINESS.

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in three reportable segments; 1.) cellular processing and cryogenic storage for family use, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells, 2.) the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells, and 3.) cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. The Company, in combination with its global affiliates, currently stores over 235,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company's U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are stored in commercially available cryogenic storage units at this technologically and operationally advanced facility.

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

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company purchased a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North

Carolina ("New Facility"). The Company believes it will have space for not only its existing and future internal storage needs, but also will have the capacity to offer third party pharmaceutical companies and medical institutions storage services, to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells ("MSCs") and the Cryo-Cell Institute for Cellular Therapies under the same roof.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•
The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 235,000 cord blood and cord tissue specimens worldwide,
•
our facility's status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,
•
a state-of-the-art laboratory processing facility,
•
utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,
•
a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,
•
a safe, secure and monitored storage environment,
•
since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,
•
a state-of the-art, insulated collection kits,
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

ExtraVault

On July 18, 2022, the Company completed the purchase of a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “New Facility”). The New Facility has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture MSCs from cord tissue and the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof.

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

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2023 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2023 and November 30, 2022, the Company was in compliance with these requirements.

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

Duke has completed or has in progress a total of 19 FDA approved clinical trials related to the Duke License Agreement. The Company intends to fund additional clinical trials, as necessary, to provide the proof of efficacy that is required by the FDA to issue BLAs for some or all of the indications mentioned above.

In addition, Duke has provided its manufactured MSCs from cord tissue for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. The results did not show any benefit from any of the sources compared to the current standard of care.

The Company purchased a 56,000 square feet facility in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA has granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. In November 2023, Duke University transferred to the Company an IND relating to the use of umbilical cord blood to treat children with cerebral palsy. In February 2024, the Company submitted the protocol related to a Phase 3 clinical trial under this IND utilizing allogeneic umbilical cord blood to treat children with cerebral palsy and requested RMAT designation.

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

On February 17, 2023, Company entered into a Second Amendment to the License Agreement (the “Second Amendment”) with Duke. The Second Amendment changes the license fee due to Duke. The final payment of $2,000,000 was due on February 23, 2023. The Second Amendment added a new milestone payment upon FDA approval of the first licensed product comprising cord tissue derived MSC (“ctMSC”) for autism spectrum disorder. The Second Amendment also added a new ctMSC milestone that the Company will open a manufacturing facility for the licensed product prior to the initiation of a Phase III clinical trial using ctMSC’s. As part of the Second Amendment, on March 3, 2023, the Company entered into the Clinical Study and Research Agreement (the “Research Agreement”) with Duke to provide funding to complete the Duke IMPACT Study ("the Study"). The Second Amendment allocated the $2,000,000 required payment toward the funding and completion of the Study. In consideration for the work to be performed under the Research Agreement, the Company is obligated to make a total of 14 monthly payments of $187,407 commencing in March 2023 and a final payment of $187,400 upon the submission of a draft proposed publication for peer review and delivered to the Company of the completed IMPACT Study. Duke agreed this will be no later than September 30, 2024. The additional costs to be incurred above $2 million represent additional consideration payable to Duke under the Research Agreement. The nature of these costs is the outsourcing of funding for research and development (R&D) of the licensed product. The Data Safety Monitoring Board for the IMPACT Study recently has determined that the trial’s targeted accrual has been reached and consists of 137 patients.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the twelve months ended November 30, 2023 and 2022, the Company recorded $960,774 and $960,774, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of operations.

During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke license agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. During the fourth quarter of fiscal 2023, the results received from a phase 2/3 trial to treat osteoarthritis of the knee conducted to compare the effectiveness of an injection of a corticosteroid control to mesenchymal stem cell (MSC) preparations from autologous bone marrow concentrate (BMAC), adipose derived stem cells in the form of Stromal Vascular Fraction (SVF), and third-party human mesenchymal stem cells manufactured from umbilical cord tissue at Duke University for the treatment of unilateral Knee Osteoarthritis (OA). No benefit was shown from any of the sources compared to the current standard of care. Given these results (that included the Duke MSCs to which the Company licensed the exclusive rights) and other factors, it was determined that the uncertain future cash flows from the Duke license agreement may not be enough to recover the carrying value of the asset resulting in a fully impaired asset.

Through the Duke License Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays and delays in FDA filings, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

On August 10, 2023, the Company entered into a Master Services Agreement with Emmes Biopharma Services LLC ("Emmes") serving as the Company's contract research organization, to conduct a phase 3 clinical trial infusing allogeneic umbilical cord blood into children with cerebral palsy. In consideration for the services to be rendered by Emmes, the Company will make payments in accordance with the budget and payment scheduled outlined in the work order. The period of performance is November 1, 2023 through April 6, 2028. The total fees will be $6,352,291. Included in the total fees is a $100,000 payment due upon execution and a monthly management fee of $21,862 per month payable for 53 months commencing during the first quarter of 2024. The total cost of the trial is currently estimated at $20 million.

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

The Company made total payments to all RSA holders of $1,009,813 and $970,037 for the fiscal years ended November 30, 2023 and November 30, 2022 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,076,411 and $1,005,598 as of November 30, 2023 and November 30, 2022, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,077,967 and $1,092,370 for the fiscal years ended November 30, 2023 and 2022, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations.

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

Employees

At November 30, 2023, the Company had 82 full-time employees and 6 part-time employees on the staff of the Company. Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We believe we have sufficient capital to fund our operations for at least the next 12 to 18 months. However, cash flows from operations will depend primarily upon revenues from sales of our umbilical cord blood cellular storage services and controlling expenses. There can be no assurance that sales will continue to increase or even maintain current levels. Additionally, the Company will require capital to pay for the startup expenses relating to the planned infusion clinic, to finance clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke Agreement. We currently anticipate that over $50 million will be needed over the next 5 years to fund these activities. The Company anticipates funding these capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4), potential additional debt financing and potential equity sales.

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

In August 2011, the Company introduced its advanced new cord tissue service, which stores a section of the umbilical cord tissue. Approximately six inches of the cord tissue is procured and transported to the Company’s laboratory for processing, testing and cryopreservation for future potential use. Umbilical cord tissue is a rich source of MSCs. It is believed that MSCs have many unique functions including the ability to inhibit inflammation following tissue damage, to secrete growth factors that aid in tissue repair, and to differentiate into many cell types including neural cells, bone cells, fat cells and cartilage. MSCs are increasingly being researched in regenerative medicine for a wide range of conditions are currently being used in many clinical trials. While there is much promise related to MSCs, we may fail to successfully or profitably manufacture and store MSCs, including as a result of negative results in clinical trials for efficacy. The outcome of clinical trials is inherently uncertain.

Clinical development is lengthy and uncertain.

Our public blood bank research involves clinical testing, which is expensive, complex and lengthy, and subject to various regulations, including the “Common Rule.” The Common Rule is a rule of ethics in the United

States regarding biomedical and behavioral research involving human subjects. It governed Institutional Review Boards for oversight of human research. It is encapsulated in the 1991 revision to the U.S. Department of Health and Human Services Title 45 CFR 46 Subparts A, B, C and D. Subpart A. The outcome of clinical trials is inherently uncertain. There is a high rate of attrition for product candidates proceeding through clinical trials and most investigational medicines that commence clinical trials are never approved as products. We may not be able to initiate, may experience delays in, or may have to discontinue clinical trials for our investigational treatments. We and our strategic collaborators, including Duke, also may experience unforeseen events during, or as a result of, any clinical trials that we or they conduct that could delay or prevent us or them from successfully developing our investigational medicines and gaining approval from regulators. Delays or other events that might prevent us from proceeding with clinical trials include:

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

We are subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling and disposal of that material. There are inherent risks in connection with the handling, storage, disposal, distribution, and/or use of the specimens. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulation and regulations of foreign jurisdictions, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Individuals who use or come in contact with the specimens may file claims related to their use and these claims could result in litigation that could be expensive to defend or result in judgments that exceed our resources and our insurance coverage. Any such litigations and judgment could adversely affect our business, financial condition and results of operations. Although we believe we are in compliance with all applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that would have an adverse effect on us.

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

Based upon shares of common stock outstanding as of November 30, 2023, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 51% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended this lease through December 31, 2021. On January 11, 2021, the Company extended this lease through December 31, 2024. On May 2, 2023, the Company extended this lease through December 31, 2026.

The Company entered into a one-year lease in July 2023 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $48,000. The lease commenced during July 2023.

Rent charged to operations was $400,716 and $346,097 for the fiscal years ended November 30, 2023 and 2022, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2024	$337,282
2025	$435,970
2026	$458,026
2027	$38,247

ITEM 3. LEGAL PROCEEDINGS.

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. The Company has not yet responded to the plaintiff’s claims. The Company believes the plaintiff’s claims are unlikely to prevail and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NYSE American LLC under the symbol “CCEL”. The last price of our common stock as reported on the NYSE American on February 20, 2024 was $5.34 per share. As of November 30, 2023, the Company had 144 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

On August 19, 2022, the Board of Directors of the Company declared a one-time, special cash dividend of $0.90 per share of common stock to be paid to its stockholders of record as of the close of business on September 2, 2022. The total paid by the Company was $7,672,728. The special dividend was funded by a revolving line of credit from Susser Bank (see Note 4).

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of the Company's common stock during the three months ended November 30, 2023.

The following table sets forth as of November 30, 2023, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	17,500	$3.58	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	198,578	$7.84	—
Cryo-Cell International, Inc. 2022 Stock Incentive Plan	661,700	$9.93	838,300
Total	877,778	$9.33	838,300

ITEM 6. RESERVED.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2023, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This Form 10-K press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.,"

“Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," “anticipate,” "believe," "goal," “strategy,” "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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
x.
the Company's actual future competitive position in stem cell innovation;
y.
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
z.
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations,
aa.
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, ExtraVault, and
bb.
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

Overview

The Company currently stores over 235,000 cord blood and cord tissue specimens for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company’s U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2023, the Company had revenue of $31,343,695 compared to $30,336,749 for the fiscal year ended November 30, 2022, an increase of 3% as a result of the reasons discussed below.

Processing and Storage Fees. For the fiscal year ended November 30, 2023, processing and storage fees were $30,796,091 compared to $29,771,123 for the fiscal year ended November 30, 2022. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by an 8% decrease in the number of new domestic cord blood specimens processed in fiscal year 2023 to fiscal year 2022.

Product Revenue. For the twelve months ended November 30, 2023, revenue from the product sales was $66,456 compared to $104,000 for the twelve months ended November 30, 2022.

Public Cord Blood Banking Revenue. For the twelve months ended November 30, 2023, revenue from the public cord blood banking sales was $481,148 compared to $461,626 for the twelve months ended November 30, 2022.

Cost of Sales. For the fiscal year ended November 30, 2023, cost of sales was $8,442,310 as compared to $8,792,358 for the fiscal year ended November 30, 2022, representing a 4% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $171,697 for the year ended November 30, 2023 compared to $208,482 for the 2022 period. Also, included in Cost of Sales is $35,490 and $100,715 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2023 and November 30, 2022, respectively. Also included in Cost of Sales is $1,138,096 and $1,596,530 related to public cord blood banking for the twelve months ended November 30, 2023 and November 30, 2022, respectively. The decrease in cost of sales for the twelve months ended November 30, 2023 versus November 30, 2022 is due to the decrease in the number of new domestic cord blood specimens processed during the twelve months ended November 30, 2023 versus November 30, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2023 were $17,115,514 as compared to $15,580,274 for the fiscal year ended November 30, 2022 representing a 10% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2023, were $1,171,456 as compared to $384,789 in 2022. The increase for the twelve months ended November 30, 2022 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 18).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2023 was $1,124,228 compared to $1,119,528 for fiscal 2022.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2023 was a decrease of $1,050,978 compared to an increase of $435,333 for fiscal 2022. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of November 30, 2023. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the twelve months ended November 30, 2023 was $3,737,133 compared to $0 for the 2022 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $3,737,133 and $0 was recognized during the fourth quarter of November 30, 2023 and November 30, 2022, respectively, to reduce inventory from cost to net realizable value.

Impairment of Duke Assets. The impairment of Duke assets for the twelve months ended November 30, 2023 was $13,108,064 compared to $0 for the 2022 period. During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke license agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. During the fourth quarter of fiscal 2023, the results received from a phase 2/3 trial to treat osteoarthritis of the knee conducted to compare the effectiveness of an injection of a corticosteroid control to mesenchymal stem cell (MSC) preparations from autologous bone marrow concentrate (BMAC), adipose derived stem cells in the form of Stromal Vascular Fraction (SVF), and third-party human mesenchymal stem cells manufactured from umbilical cord tissue at Duke University for the treatment of unilateral Knee Osteoarthritis (OA). No benefit was shown from any of the sources compared to the current standard of care. Given these results (that included the Duke MSCs to which the Company licensed the exclusive rights) and other factors, it was determined that the uncertain future cash flows from the Duke license agreement may not be enough to recover the carrying value of the asset resulting in a fully impaired asset.

Interest Expense. Interest expense during the fiscal year ended November 30, 2023 was $1,236,794 compared to $1,521,767 in fiscal 2022, of which $140,589 and $320,561, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 4. Interest Expense is also comprised of $1,077,967 and $1,092,370 as of the twelve months ended November 30, 2023 and November 30, 2022, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the twelve months ended November 30, 2023 and November 30, 2022 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 18. During fiscal 2023, the Company capitalized $683,524 of interest related to the construction of the Company's new facility in North Carolina.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the fiscal year ended November 30, 2023 was $122,113. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax benefit for the twelve months ended November 30, 2023 was $3,842,826 compared to an income tax expense of $547,540 for the twelve months ended November 30, 2022.

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

There was approximately $1,821,000 and $1,573,000 of U.S. income taxes paid for fiscal years ended November 30, 2023 and November 30, 2022, respectively.

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

At November 30, 2023, the Company had cash and cash equivalents of $406,067 as compared to $1,703,958 at November 30, 2022. The decrease in cash and cash equivalents during the twelve months ended November 30, 2023 was primarily attributable to the following:

•
Net cash provided by operating activities in fiscal 2023 was $8,919,754 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.
•
Net cash provided by operating activities in fiscal 2022 was $8,572,647 which was attributable to the Company’s operating activities and a portion of the Company’s new clients choosing the prepaid storage plans versus the annual storage fee plan.
•
Net cash used in investing activities in fiscal 2023 was $8,144,754 which was primarily attributable to $6,838,969 used to purchase property and equipment related to the new facility (See Note 18), $799,999 used as part of the Patent Option and Technology License Agreement with Duke (See Note 18), and $1,082,924 for the purchase of marketable securities.
•
Net cash used in investing activities in fiscal 2022 was $15,279,639 which was primarily attributable to $12,168,459 used to purchase property and equipment including a new facility (See Note 18) and $5,000,000 used as part of the Patent Option and Technology License Agreement with Duke (See Note 18).
•
Net cash used in financing activities in fiscal 2023 was $2,072,891 which was primarily attributable to the payments of $156,355 to partially repay the Susser Bank notes payable described above, $799,036 used to repurchase the Company's common stock, and $2,000,000 to repay the RCF which was partially offset by the receipt of $950,000 received per a RCF from Susser Bank described above.
•
Net cash from financing activities in fiscal 2022 was $147,862 which was primarily attributable to the payments of $1,946,996 to partially repay the TCB and Susser Bank notes payable described above, $1,819,915 used to repurchase the Company's common stock, $7,672,728 used to pay a dividend to the Company's shareholders and $5,400,000 to repay the RCF. These payments were partially offset by the receipt of $551,274 from the exercise of stock options, $8,960,000 received per a Credit Agreement with Susser Bank described above and $7,672,728 received per a RCF from Susser Bank described above.

The Company has a revolving line of credit, described above. The balance as of November 30, 2023 is $1,222,728 and is reflected on the accompanying balance sheet.

The Company anticipates making discretionary capital expenditures of approximately $5,000,000 over the next twelve months for property build out, purchases of equipment, obligations under the Patent and Technology License Agreement with Duke University and software enhancements. The Company anticipates funding future property build out, equipment purchases, obligations under the Patent Technology License Agreement with Duke University and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4) and potential additional debt financing. The Company intends to transfer the assets related to the Patent and Technology License Agreement with Duke University and certain other assets into a newly formed, wholly-owned subsidiary to provide more financial flexibility to fund future projects. Once such transfer is completed, the Company also intends to explore spinning off this subsidiary to the Company’s shareholders.

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2023 and November 30, 2022.

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

Stock Compensation

As of November 30, 2023, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.

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

Inventories

As part of the Asset Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2023, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $3,737,133 and $0 was recognized during the fourth quarter of 2023 and 2022, respectively, to reduce inventory from cost to net realizable value.

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
Atlanta, GA 30303

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Public Inventory Valuation and Contingent Consideration – valuation related to the amount of public inventory sales

As described in Notes 1 and 2 to the financial statements, the Company’s inventory of finished goods related to public inventory totaled $5,599,238 and contingent consideration related to sales of public inventory totaled $44,226.

Inventories are recorded at the lower of cost or net realizable value. Management periodically evaluates the carrying value of public inventories in relation to the forecasts of demand and sales trends. When sales trends indicate cost capitalized into public inventories will not be recoverable, an impairment is recorded for excess inventories. Changes in assumptions of demand could have a significant impact on the amount of impairment recorded. An impairment charge of $3,737,133 was made during the year.

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

Evaluation of Duke License Agreement for Impairment

As described in Notes 1 and 18 to the financial statements, the Company had recorded a long-lived asset related to a Patent and Technology License Agreement with Duke.

The Duke License Agreement was initially recorded at the present value of cash flow of the total purchase price. The asset was to be amortized over the expected life of the agreement. When indicators of possible impairment are apparent, an impairment analysis is performed to determine the likely realizable amount of the asset. If the realizable amount is less than what is recorded, an impairment is recorded. Due to events that transpired in the fourth quarter of fiscal 2023, management performed an impairment analysis, and an impairment charge of $13,108,064 was recorded.

Given the inherent uncertainty in forecasting future cash flows, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. Our procedures related to management’s forecasts of future cash flows used to record an impairment for the Duke License Agreement asset included the following, among others:

•
We assessed the methodologies used to estimate future cash flows and estimate fair values.
•
We tested the significant assumptions used to develop the estimates of future cash flows and fair values.
•
We tested the completeness and accuracy of the underlying data used by the Company in its analysis.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

February 28, 2024

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$406,067	$1,703,958
Marketable securities	574,183	17,620
Accounts receivable (net of allowance for
doubtful accounts of $3,822,300 and $3,528,119, respectively)	6,576,240	6,043,941
Prepaid expenses	615,407	566,557
Inventory, current portion	768,877	851,230
Swap contract	122,113	—
Other current assets	389,950	426,879
Total current assets	9,452,837	9,610,185
Property and Equipment-net	20,996,883	13,603,115
Other Assets
Investment - Tianhe stock	308,000	308,000
Duke license agreement	—	13,691,028
Intangible assets, net	989,121	1,463,312
Inventory, net of current portion	5,260,119	9,275,344
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,492,749	13,742,399
Operating lease right-of-use asset	1,033,157	606,034
Deposits and other assets, net	746,493	647,226
Total other assets	30,771,050	41,674,754
Total assets	$61,220,770	$64,888,054
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$3,174,584	$1,605,301
Accrued expenses	5,170,809	3,585,810
Note payable	165,641	150,527
Line of credit	1,222,728	2,272,728
Current portion of operating lease liability	225,686	297,691
Duke license agreement liability	1,200,000	1,983,036
Deferred revenue	9,704,553	9,586,327
Total current liabilities	20,864,001	19,481,420
Other Liabilities
Deferred revenue, net of current portion	41,186,800	36,000,059
Contingent consideration	44,226	1,162,704
Note payable, net of current portion and debt issuance costs	8,430,037	8,579,875
Operating lease long-term liability	851,938	313,298
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	51,388,001	46,930,936
Total liabilities	72,252,002	66,412,356
Commitments and contingencies (Note 12)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,849,246 issued and 8,286,785 outstanding as of November 30, 2023 and 14,848,001 issued and 8,500,511 outstanding as of November 30, 2022)	148,492	148,480
Additional paid-in capital	43,411,143	42,597,380
Treasury stock, at cost	(23,431,685)	(22,632,649)
Accumulated deficit	(31,159,182)	(21,637,513)
Total stockholders' deficit	(11,031,232)	(1,524,302)
Total liabilities and stockholders' deficit	$61,220,770	$64,888,054

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	November 30,	November 30,
	2023	2022
Revenue:
Processing and storage fees	$30,796,091	$29,771,123
Public banking revenue	481,148	461,626
Product revenue	66,456	104,000
Total revenue	31,343,695	30,336,749
Costs and Expenses:
Cost of sales	8,442,310	8,792,358
Selling, general and administrative expenses	17,115,514	15,580,274
Impairment of public inventory	3,737,133	—
Impairment of Duke assets	13,108,064	—
Change in fair value of contingent consideration	(1,050,978)	435,333
Research, development and related engineering	1,171,456	384,789
Depreciation and amortization	1,124,228	1,119,528
Total costs and expenses	43,647,727	26,312,282
Operating (Loss) Income	(12,304,032)	4,024,467
Other Income (Expense):
Gains (losses) on marketable securities	50,777	(38,972)
Gain on interest rate swap	122,113	446,200
Gain on sale of property and equipment	—	407,344
Other income	3,441	1,676
Interest expense	(1,236,794)	(1,521,767)
Total other income (expense)	(1,060,463)	(705,519)
(Loss) income before income tax expense	(13,364,495)	3,318,948
Income tax benefit (expense)	3,842,826	(547,540)
Net (loss) income	$(9,521,669)	$2,771,408
Net (loss) income per common share - basic	$(1.14)	$0.33
Weighted average common shares outstanding - basic	8,340,839	8,465,568
Net (loss) income per common share - diluted	$(1.14)	$0.33
Weighted average common shares outstanding - diluted	8,340,839	8,483,994

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	November 30,	November 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(9,521,669)	$2,771,408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	1,399,667	1,498,883
Impairment of public inventory	3,737,133	—
Impairment of Duke assets	13,108,064	—
Gain on sale of property and equipment	—	(407,344)
Change in fair value of contingent consideration	(1,050,978)	435,333
Unrealized (gains) losses on marketable securities	(50,777)	38,972
Unrealized gain on interest rate swap contract	(122,113)	—
Compensatory element of stock options	816,639	461,345
Provision for doubtful accounts	1,036,390	929,618
Deferred income tax expense	(6,750,350)	(1,732,266)
Amortization of debt issuance costs	21,631	15,834
Amortization of operating lease right-of-use asset	310,744	310,459
Changes in assets and liabilities:
Accounts receivable	(1,568,689)	(1,720,386)
Prepaid expenses	(48,850)	(8,144)
Inventory	360,445	490,002
Other current assets	36,929	284,329
Deposits and other assets, net	(99,267)	(80,756)
Accounts payable	688,935	115,527
Accrued expenses	1,582,135	528,424
Operating lease liability	(271,232)	(312,067)
Deferred revenue	5,304,967	4,953,476
Net cash from operating activities	8,919,754	8,572,647
Cash flows from investing activities:
Purchases of property and equipment	(6,838,969)	(12,168,459)
Sale of property and equipment	—	1,870,000
Payment of Duke license agreement	(799,999)	(5,000,000)
Proceeds from liquidation of marketable securities	179,306	—
Purchases of marketable securities	(1,082,923)	(1,142,212)
Sale of marketable securities	397,831	1,161,032
Net cash used in investing activities	(8,144,754)	(15,279,639)
Cash flows from financing activities:
Treasury stock purchases	(799,036)	(1,819,915)
Repayments of note payable	(156,355)	(1,946,996)
Repayment of line of credit	(2,000,000)	(5,400,000)
Proceeds from the exercise of stock options	—	551,274
Proceeds from line of credit	950,000	7,672,728
Proceeds from note payable	—	8,960,000
Dividends paid	—	(7,672,728)
Issuance costs associated with the proceeds from the note payable	—	(196,501)
Payment of Cord:Use earnout	(67,500)	—
Net cash (used in) provided by financing activities	(2,072,891)	147,862
Decrease in cash and cash equivalents	(1,297,891)	(6,559,130)
Cash and cash equivalents - beginning of period	1,703,958	8,263,088
Cash and cash equivalents - end of period	$406,067	$1,703,958

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$737,867	$—
Supplemental investing activities:
Construction costs payable	$880,348	$—
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,808,751	$1,259,884
Income taxes	$1,820,802	$1,572,602

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2021	14,665,772	$146,658	$41,586,583	$(20,812,734)	$(16,736,193)	$4,184,314
Exercise of stock options	182,229	1,822	549,452			551,274
Compensatory element of stock options			461,345			461,345
Treasury stock				(1,819,915)		(1,819,915)
Dividends declared ($0.90 per share)					(7,672,728)	(7,672,728)
Net income					2,771,408	2,771,408
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Exercise of stock options	1,245	12	(2,876)			(2,864)
Compensatory element of stock options			816,639			816,639
Treasury stock				(799,036)		(799,036)
Net loss					(9,521,669)	(9,521,669)
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023 and 2022

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

The accompanying consolidated financial statements as of November 30, 2023 and November 30, 2022 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

During fiscal 2023 and 2022, there were no concentration of risks.

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

As of November 30, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $50,891,353, which will be recognized ratably on a straight-line basis over the contractual period of which $9,704,553 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the twelve months ended November 30, 2023 and November 30, 2022, the Company recorded $41,056 and $50,977, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the twelve months ended November 30, 2023 and November 30, 2022, the Company capitalized additional contract acquisition costs of $114,139 and $109,673, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of operations is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2023	November 30, 2022
Contract assets (sales commissions)	$695,695	$615,628
Accounts receivable	$6,576,240	$6,043,941
Short-term contract liabilities (deferred revenue)	$9,704,553	$9,586,327
Long-term contract liabilities (deferred revenue)	$41,186,800	$36,000,059

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2023 and November 30, 2022.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at November 30, 2023
Contract assets (sales commissions)	$615,628	$114,139	$(34,072)	$695,695
Accounts receivable	$6,043,941	$34,592,477	$(34,060,178)	$6,576,240
Contract liabilities (deferred revenue)	$45,586,386	$24,738,156	$(19,433,189)	$50,891,353

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2022:

	Balance at December 1, 2021	Additions	Deductions	Balance at November 30, 2022
Contract assets (sales commissions)	$535,522	$109,673	$(29,567)	$615,628
Accounts receivable	$5,253,173	$38,342,307	$(37,551,539)	$6,043,941
Contract liabilities (deferred revenue)	$40,632,910	$25,069,323	$(20,115,847)	$45,586,386

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2023, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2).

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

The Company capitalizes interest expense incurred during the construction of a long-term asset as the interest expense is considered a part of the total cost of the asset as it represents the financing cost associated with the asset’s construction. Once the construction or development of the asset is completed and the asset is placed into service, the capitalized interest becomes a part of the asset’s depreciable base. The interest to be capitalized is determined by applying a capitalization rate to the weighted-average carrying amount of the expenditures for the asset during the period. The amount of interest expense capitalized should not exceed the amount of interest expense incurred by the Company in that period.

Investments

As part of the Cord:Use Purchase Agreement, the Company acquired the shares of common stock of Tianhe Stem Cell Biotechnologies, Inc. As there is no readily determinable fair value for this stock, the Company periodically reviews the value for impairment.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any indicators of impairment as of November 30, 2023 and November 30, 2022, respectively, except for the Duke License Agreement as of November 30, 2023.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2023 and 2022 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expense for the fiscal years ended November 30, 2023 and 2022 was approximately $952,586 and $755,921, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2023 and November 30, 2022, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at November 30, 2023 Using
Description	November 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$574,183	$574,183	$—	$—
Interest rate swap	$122,113	$—	$122,113	$—
Total	$696,296	$574,183	$122,113	$—
Liabilities:
Contingent consideration	$44,226	$—	$—	$44,226
Total	$44,226	$—	$—	$44,226

Contingent Consideration:
Beginning Balance as of November 30, 2022	$1,162,704
Subtractions – Cord:Use earnout payment	(67,500)
Fair value adjustment as of November 30, 2023	(1,050,978)
Ending balance as of November 30, 2023	$44,226

	Fair Value at	Fair Value Measurements at November 30, 2022 Using
Description	November 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$17,620	$17,620	$—	$—
Total	$17,620	$17,620	$—	$—
Liabilities:
Contingent consideration	$1,162,704	$—	$—	$1,162,704
Interest rate swap	—	—	—	—
Total	$1,162,704	$—	$—	$1,162,704

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately $51,000 and ($39,000) in gains and losses, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2023 and 2022.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. There was $122,113 and $446,200 gain on interest rate swap recorded on the accompanying consolidated statements of operations for the twelve months ended November 30, 2023 and 2022.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at November 30, 2023 and November 30, 2022. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Income per Common Share

Basic income per common share was computed by dividing net (loss) income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net (loss) income per share is as follows:

	Twelve Months Ended
	November 30, 2023	November 30, 2022
Numerator:
Net (loss) income	$(9,521,669)	$2,771,408
Denominator:
Weighted-average shares outstanding-basic	8,340,839	8,465,568
Dilutive common shares issuable upon exercise of stock options	—	18,426
Weighted-average shares-diluted	8,340,839	8,483,994
Income per share:
Basic	$(1.14)	$0.33
Diluted	$(1.14)	$0.33

For the year ended November 30, 2023, the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2022 the Company excluded the effect of 635,301 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2023, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $817,000 and $461,000 for the fiscal years ended November 30, 2023 and November 30, 2022, respectively, of stock compensation expense.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has been evaluating the impacts this new standard will have on its consolidated financial statements, and there is expected to be no material impact at adoption. The actual impact, if any, from the adoption of this accounting standard will be recognized as a cumulative effect adjustment to the December 1, 2023 accumulated deficit balance.

NOTE 2 – INVENTORY

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $3,737,133 and $0 was recognized during the fourth quarter of fiscal 2023 and 2022, respectively, to reduce inventory to net realizable value and is included in the accompanying consolidated statements of operations.

The components of inventory at November 30, 2023 and November 30, 2022 are as follows:

	As of November 30, 2023	As of November 30, 2022
Raw materials	$—	$—
Work-in-process	341,692	254,953
Work-in-process – Public Bank	—	—
Finished goods	48,045	62,554
Finished goods – Public Bank	5,599,238	9,775,322
Collection kits	47,739	41,463
Inventory reserve	(7,718)	(7,718)
Total inventory	$6,028,996	$10,126,574

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

Intangible assets were as follows as of November 30, 2023 and 2022:

	Useful lives	November 30, 2023	November 30, 2022
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	—
Less: Accumulated amortization		(160,434)	(120,297)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(248,607)	(225,157)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(9,505)	(8,711)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(176,000)	(144,000)
Net Intangible Assets		$989,121	$1,463,312

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:
2024	$67,867
2025	$58,180
2026	$44,618
2027	$44,618
2028	$44,618
Thereafter	$729,220
Total	$989,121

Amortization expense of intangibles was approximately $96,000 and $96,000 for the twelve months ended November 30, 2023 and November 30, 2022, respectively.

As of the twelve months ended November 30, 2023 and November 30, 2022, the Company recorded an impairment of $377,810 and $0, respectively, related to the patents associated with the Duke assets which is reflected as impairment of Duke assets on the accompanying consolidated statements of operations.

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

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of November 30, 2023, and November 30, 2022, the Company paid interest of $802,482 and $286,242, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations. The interest rates for the RCF and Term Note as of November 30, 2023 were 6.96% and 8.57%, respectively. The interest rates for the RCF and Term Note as of November 30, 2022 were 6.98% and 7.11%, respectively.

The average outstanding balance during the year ended November 30, 2023 and November 30, 2022 for the revolving line of credit was $1,848,344 and $3,578,207, respectively. The revolving line of credit balance as of November 30, 2023 and November 30, 2022 is $1,222,728 and $2,272,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2023, and November 30, 2022, $21,631 and $5,467, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of operations.

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

As of November 30, 2023, and November 30, 2022, the note payable obligation was as follows:

	November 30, 2023	November 30, 2022
Note payable - Susser	$8,765,082	$8,921,437
Unamortized debt issuance costs - Susser	(169,404)	(191,035)
Net note payable	$8,595,678	$8,730,402
Current portion of note payable	$165,641	$150,527
Long-term note payable, net of debt issuance costs	8,430,037	8,579,875
Total	$8,595,678	$8,730,402

Interest expense on the note payable for the years ended November 30, 2023 and November 30, 2022 was as follows:

	November 30, 2023	November 30, 2022
Interest expense on notes payable - TCB	$—	$18,485
Interest expense on notes payable - Susser	136,958	286,242
Debt issuance costs - TCB	—	10,367
Debt issuance costs - Susser	3,631	5,467
Total interest expense	$140,589	$320,561

During fiscal 2023, the Company recorded gross interest expense of $824,113. The Company capitalized $683,524 of interest expense related to the construction of the Company's new facility in North Carolina. The net interest expense recorded for fiscal 2023 was $140,589.

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, and assets for the years ended November 30, 2023 and November 30, 2022:

	For the years ended November 30,
	2023	2022
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$30,796,091	$29,771,123
PrepaCyte CB	66,456	104,000
Public cord blood banking	481,148	461,626
Total net revenue	$31,343,695	$30,336,749
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$7,268,724	$7,095,113
PrepaCyte CB	35,490	100,715
Public cord blood banking	1,138,096	1,596,530
Total cost of sales	$8,442,310	$8,792,358
Operating (loss) profit:
Umbilical cord blood and cord tissue stem cell service	$(7,911,698)	$5,185,305
PrepaCyte CB	3,188	(24,493)
Public cord blood banking	(4,395,522)	(1,136,345)
Total operating (loss) profit	$(12,304,032)	$4,024,467
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$1,095,009	$1,090,309
PrepaCyte CB	27,778	27,778
Public cord blood banking	1,441	1,441
Total depreciation and amortization	$1,124,228	$1,119,528
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,236,794	$1,521,767
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,236,794	$1,521,767

The following table shows the assets by segment as of November 30, 2023 and November 30, 2022:

	As of	As of
	November 30, 2023	November 30, 2022
Assets:
Umbilical cord blood and cord tissue stem cell service	$55,471,149	$54,849,697
PrepaCyte CB	148,040	176,546
Public cord blood banking	5,601,581	9,861,811
Total assets	$61,220,770	$64,888,054

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2023 and 2022:

December 1, 2021	$3,078,439
Bad debt expense	929,618
Write-offs	(709,053)
Recoveries	229,115
November 30, 2022	$3,528,119
Bad debt expense	1,036,390
Write-offs	(954,467)
Recoveries	212,258
November 30, 2023	$3,822,300

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2023	2022
Land and building	$11,215,134	$11,215,134
Vehicle	172,697	172,697
Furniture and equipment	8,573,555	7,570,067
Leasehold improvements	1,262,238	1,258,738
Computer software – internal use	1,194,038	1,194,038
Construction in process	6,712,329	—
	29,129,991	21,410,674
Less: accumulated depreciation	(8,133,108)	(7,807,559)
Total property and equipment	$20,996,883	$13,603,115

Depreciation expense was approximately $326,000 in fiscal 2023 and approximately $333,000 in fiscal 2022, of which approximately $172,000 and $208,000 is included in cost of sales, respectively, in the accompanying consolidated statements of operations.

During fiscal 2023, the Company capitalized $683,524 of interest related to the construction of the Company's new facility in North Carolina.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2023	2022
Professional fees	$78,964	$238,188
Payroll and payroll taxes (1)	2,061,595	1,515,680
Interest expense	1,111,853	1,038,799
General expenses	491,920	451,037
Federal and state taxes	1,426,477	342,106
	$5,170,809	$3,585,810

(1)
– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2023 and November 30, 2022.

NOTE 9 - INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2023 and 2022.

	2023	2022
Current:
Federal	$1,862,000	$1,714,000
State	1,046,000	566,000
Subtotal	2,908,000	2,280,000
Deferred:
Federal	(4,945,000)	(1,218,000)
State	(1,806,000)	(514,000)
Subtotal	(6,751,000)	(1,732,000)
Income tax (benefit) expense	$(3,843,000)	$548,000

As of November 30, 2023 and 2022, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2023	2022
Tax assets:
Deferred income (net of discounts)	$11,945,000	$10,081,000
Tax over book basis in unconsolidated affiliate	1,268,000	1,252,000
Accrued payroll	465,000	335,000
Reserves and other accruals	3,585,000	2,524,000
Stock compensation	578,000	475,000
Depreciation and amortization	3,938,000	213,000
Transaction costs	20,000	20,000
RSA buy-out	1,097,000	1,236,000
Lease liability	305,000	171,000
Unrealized loss on securities	105,000	69,000
Section 174 costs	268,000	—
Total Assets:	23,574,000	16,376,000
Tax Liabilities:
Other	(1,273,000)	(955,000)
Right-of-use asset	(292,000)	(169,000)
Total liabilities	(1,565,000)	(1,124,000)
Less: valuation allowance	(1,516,000)	(1,510,000)
Net deferred tax asset	$20,493,000	$13,742,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2023 and November 30, 2022 has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($6,000) and $9,000 during the years ended November 30, 2023 and 2022, respectively. The change for year ended November 30, 2023 and 2022 was primarily due to changes in state statutory rates and expiration of capital loss carryovers.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2023	%	2022	%
Tax at federal statutory rate	(2,806,544)	21.00	696,979	21.00
State income tax effect	(924,411)	6.92	50,556	1.52
Change in valuation allowance	5,869	(0.04)	(8,865)	(0.27)
Tax compensation differences	94,115	(0.70)	15,313	0.46
Permanent disallowances	50,322	(0.38)	8,266	0.25
Deferred repricing	(98,419)	0.74	(126,306)	(3.81)
Other	41,220	(0.32)	(8,376)	(0.24)
Uncertain tax position	(204,978)	1.53	(80,027)	(2.41)
Total income taxes	$(3,842,826)	28.75	$547,540	16.50

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

There was approximately $1,821,000 and $1,573,000 of U.S. income taxes paid for fiscal years ended November 30, 2023 and November 30, 2022, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2023:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2020 – 2022	N/A
United States – Various States	2019 - 2022	N/A

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended November 30, 2023, the Company issued 1245 common shares to option holders who exercised options for $0. During the year ended November 30, 2022, the Company issued 182,229 common shares to option holders who exercised options for $551,274.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of November 30, 2023, and November 30, 2022, there were 17,500 and 22,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2023, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of November 30, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2022, there were 242,214 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2023, there were 0 shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of November 30, 2023, there were 186,700 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2022, there were 63,100 service-based options issued and 400,000 market-based restricted options granted. As of November 30, 2023, there were 838,300 shares available for future issuance under the 2022 Plan.

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

There were 123,600 and 63,100 options granted during the twelve months ended November 30, 2023 and November 30, 2022, respectively.

Variables used to determine the fair value of the options granted for the years ended November 30, 2023 and November 30, 2022 are as follows:

	2023	2022
Weighted average values:
Expected dividends	0%	0%
Expected volatility	55.44%	54.07%
Risk free interest rate	3.94%	2.90%
Expected life	5.3 years	4.4 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2023 was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2022	329,314	$8.36	4.68	$37,250
Granted	123,600	4.70		79,930
Exercised	(5,000)	3.10		8,950
Expired/forfeited	(43,636)	7.92		—
Outstanding at November 30, 2023	404,278	$7.36	4.49	$135,330
Exercisable at November 30, 2023	290,085	$7.50	4.60	$92,495

The weighted average grant date fair value of options granted during the years ended November 30, 2023 and November 30, 2022 was $2.29 and $4.53, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2023 or November 30, 2022, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2023 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	25,000	2.19	$3.13	25,000	$3.13
$4.01 to $5.00	123,600	4.60	$4.70	51,766	$4.63
$6.01 to $7.00	14,433	7.19	$6.50	14,433	$6.50
$7.01 to $8.00	151,145	5.31	$7.54	141,243	$7.51
$9.01 to $10.00	29,000	4.26	$9.37	15,216	$9.36
$12.01 to $13.00	16,653	6.73	$12.54	12,799	$12.58
$13.01 to $14.00	44,447	1.07	$13.50	29,628	$13.50
	404,278	4.48	$7.36	290,085	$7.50

A summary of the status of the Company’s non-vested options as of November 30, 2023, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2022	95,486	$4.42
Granted	123,600	2.29
Vested	(104,893)	3.35
Forfeited	—	—
Non-vested at November 30, 2023	114,193	$3.10

As of November 30, 2023, there was approximately $224,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.56 years as of November 30, 2023. The total fair value of options vested during the fiscal year ended November 30, 2023 was approximately $352,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of November 30, 2023 and November 30, 2022, the Company recognized approximately $390,000 and $253,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. As of November 30, 2023, there was approximately $472,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 1.25 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of November 30, 2023 and November 30, 2022, the Company recognized approximately $80,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. As of November 30, 2023, there was approximately $52,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of 0.61 years.

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

Per the License and Royalty Agreement with LifeCell, there was a $1,000,000 cap on the amount of royalty due to the Company per year and a $10,000,000 cap on the amount of royalties due to the Company for the term of the License and Royalty Agreement. Since inception of the License and Royalty Agreement, the Company has recorded approximately $10,000,000 in royalty income due under the terms of the License and Royalty Agreement. LifeCell has paid the Company in full as of November 30, 2023 and November 30, 2022.

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

Leases

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended the main lease through December 31, 2021 for the 17,600 square foot space. On January 11, 2021, the Company extended the main lease through December 31, 2024 for the 17,600 square foot space. On May 2, 2023, the Company extended this lease through December 31, 2026.

The Company entered into a one-year lease in November 2013 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $38,000. The lease commenced during December 2013. In December 2016, the Company extended the lease through December 31, 2019. In April 2021, the Company extended the lease through April 30, 2023.

The Company entered into a one-year lease in July 2023 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $48,000. The lease commenced during July 2023.

Rent charged to operations was $400,716 and $346,097 for the fiscal years ended November 30, 2023 and 2022, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2024	$337,282
2025	$435,970
2026	$458,026
2027	$38,247

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. The Company has not yet responded to the plaintiff’s claims. The Company believes the plaintiff’s claims are unlikely to prevail and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

NOTE 13 - RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2023 and November 30, 2022, the Company made matching contributions of approximately $212,000 and $202,000, respectively, to the 401(k) Plan.

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

The Company made total payments to all RSA holders of $1,009,813 and $970,037 for the fiscal years ended November 30, 2023 and November 30, 2022 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,076,411 and $1,005,598 as of November 30, 2023 and November 30, 2022, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,077,967 and $1,092,370 for the fiscal years ended November 30, 2023 and 2022, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations.

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

As of November 30, 2023, the Company had repurchased an aggregate of 6,562,461 shares of the Company’s common stock at an average price of $3.57 per share through open market and privately negotiated transactions. The Company purchased 214,971 and 233,534 shares of the Company’s common stock during the twelve months ended November 30, 2023 and 2022, respectively, at an average price of $3.72 per share and $7.79 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2023 and November 30, 2022. As of November 30, 2023, and November 30, 2022, 6,562,461 and 6,347,490 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date, the Company repurchased 28,077 of additional shares of the Company’s common stock, at an average price of $5.35 per share.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of November 30, 2023 and November 30, 2022:

	November 30, 2023	November 30, 2022
Assets
Operating lease right-of-use asset	$1,033,157	$606,034
Liabilities
Current portion of operating lease liabilities	$225,686	$297,691
Operating lease long-term liabilities	851,938	313,298
Total lease liability	$1,077,624	$610,989

The maturity of the Company’s lease liabilities at November 30, 2023 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2024	$306,762
2025	435,970
2026	458,026
2027	38,247
Less: Imputed interest	(161,381)
Present value of lease liabilities	$1,077,624

The remaining lease term and discount rates are as follows:

	November 30, 2023	November 30, 2022
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	3.08	2.08
Discount rate (percentage)
Operating lease	8.3%	3.5%

Supplemental cash flow information related to leases is as follows:

	Twelve months ended
	November 30, 2023	November 30, 2022
Operating cash outflows from operating leases	$330,455	$342,132

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

In addition, Duke has provided its manufactured MSCs for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. If the Duke MSCs prove to be the most efficacious, the Company intends to design and fund a Phase 3 registration trial for that indication. The results did not show any benefit from any of the sources compared to the current standard of care.

The Company purchased a 56,000 square feet facility in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA has granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. In November 2023, Duke University transferred to the Company an IND relating to the use of umbilical cord blood to treat children with cerebral palsy. In February 2024, the Company submitted the protocol related to a Phase 3 clinical trial under this IND utilizing allogeneic umbilical cord blood to treat children with cerebral palsy and requested RMAT designation.

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

On February 17, 2023, Company entered into a Second Amendment to the License Agreement (the “Second Amendment”) with Duke, as previously disclosed in the Company’s Form 10-K filed on February 28, 2023. The Second Amendment changes the license fee due to Duke. The final payment of $2,000,000 was due on February 23, 2023. The Second Amendment added a new milestone payment upon FDA approval of the first licensed product comprising cord tissue derived MSC (“ctMSC”) for autism spectrum disorder. The Second Amendment also added a new ctMSC milestone that the Company will open a manufacturing facility for the licensed product prior to the initiation of a Phase III clinical trial using ctMSC’s. As part of the Second Amendment, on March 3, 2023, the Company entered into the Clinical Study and Research Agreement (the “Research Agreement”) with Duke to provide funding to complete the Duke IMPACT Study ("the Study"). The Second Amendment allocated the $2,000,000 required payment toward the funding and completion of the Study. In consideration for the work to be performed under the Research Agreement, the Company is obligated to make a total of 14 payments of $187,407 commencing in March 2023 and a final payment of $187,400 upon the submission of a draft proposed publication for peer review and delivered to the Company of the completed IMPACT Study. Duke agreed this will be no later than September 30, 2024. The additional costs to be incurred above $2 million represent additional consideration payable to Duke under the Research Agreement. The nature of these costs is the outsourcing of funding for research and development (R&D) of the licensed product. The Data Safety Monitoring Board for the IMPACT Study recently has determined that the trial’s targeted accrual has been reached and consists of 137 patients.

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke license agreement which represented the costs to obtain the Agreement and also recorded a corresponding liability to Duke for the license agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the twelve months ended November 30, 2023 and November 30, 2022, the Company recorded $960,774 and $960,774, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of operations.

During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke license agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. During the fourth quarter of fiscal 2023, the results received from a phase 2/3 trial to treat osteoarthritis of the knee conducted to compare the effectiveness of an injection of a corticosteroid control to mesenchymal stem cell (MSC) preparations from autologous bone marrow concentrate (BMAC), adipose derived stem cells in the form of Stromal Vascular Fraction (SVF), and third-party human mesenchymal stem cells manufactured from umbilical cord tissue at Duke University for the treatment of unilateral Knee Osteoarthritis (OA). No benefit was shown from any of the sources compared to the current standard of care. Given these results (that included the Duke MSCs to which the Company licensed the exclusive rights) and other factors, it was determined that the uncertain future cash flows from the Duke license agreement may not be enough to recover the carrying value of the asset resulting in a fully impaired asset. As of the twelve months ended November 30, 2023 and November 30, 2022, the Company recorded an impairment of $13,108,064 and $0, respectively, which is reflected as impairment of Duke assets on the accompanying consolidated statements of operations.

Through this Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is now projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

The Company entered into a Master Services Agreement with Emmes Biopharma Services LLC ("Emmes") serving as the Company's contract research organization, to conduct a phase 3 clinical trial infusing allogeneic umbilical cord blood into children with cerebral palsy. In consideration for the services to be rendered by Emmes, the Company will make payments in accordance with the budget and payment scheduled outlined in the work order. The period of performance is November 1, 2023 through April 6, 2028. The total fees will be $6,352,291. Included in the total fees is a $100,000 payment due upon execution and a month management fee of $21,862 per month payable for 53 months commencing during the first quarter of 2024. The total cost of the trial is currently estimated at $20 million.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2023. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions. The Company’s control over non-routine transactions was not conducive to identify certain items with sufficient precision.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended November 30, 2023 and continue to be remediated during the quarter ended February 29, 2024.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

David I. Portnoy, age 61, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 60, Co-Chief Executive Officer. Mr. Portnoy served as a director from August 2011 through September 2020 and has served as Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Harold D. Berger, age 60, has served as a director since August 2011. Mr. Berger is a certified public accountant and has served in that capacity at the accounting firm he established in 2005. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a master’s degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Daniel Mizrahi, age 49, has served as a director since September 2021. Since 2012, Mr. Mizrahi has served as CEO of Power Tech, S.A. an overseas company serving over 3,000 retail clients in the Central America region. From 2008-2012, Mr. Mizrahi was the Director of Purchasing for Cohesa, S.A. – Toolcraft, one of the largest tool companies in Mexico with a purchase budget of approximately $60 million per year. From 2003-2008, Mr. Mizrahi served as Property Manager for Maayan, LLC, which represented a group of foreign investors in the acquisition and management of real estate properties in Florida with over 500 residential units. Over the last 10 years, Mr. Mizrahi has, at times, provided consulting services to Cryo-Cell relating to its Central and South American affiliates and also with regard to the international outsourcing of medical products and marketing materials. We believe that Mr. Mizrahi’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not board of directors of the Company is set forth below:

Jill Taymans, age 54, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 30 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 51, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2023, we believe that all such forms were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2023 and November 30, 2022 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of 2023 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Restricted Common Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Portnoy	2023	$700,000	$750,000	$419,397	$—	$—	$1,869,397
Co-Chief Executive Officer	2022	$620,150	$450,000	$216,607	$—	$—	$1,286,757
Mark Portnoy	2023	$540,000	$450,000	$196,712	$—	$—	$1,186,712
Co-Chief Executive Officer	2022	$494,000	$270,000	$94,656	$—	$—	$858,656
Jill M. Taymans	2023	$234,769	$20,000	$52,535	$—	$—	$307,304
Vice President Finance, Chief Financial Officer	2022	$215,000	$12,985	$5,383	$—	$—	$233,368
Oleg Mikulinsky	2023	$319,769	$63,000	$49,511	$—	$—	$432,279
Chief Information Officer	2022	$266,346	$60,000	$20,363	$—	$—	$346,709

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2023 and 2022. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
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

At the end of fiscal 2023, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $750,000 and $450,000, respectively, and 50,000 and 25,000 stock options, respectively. One-third of each grant vested upon grant, one-third vested on December 23, 2024 and one-third will vest on December 23, 2025. At the end of fiscal 2022, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $450,000 and $270,000, respectively, and 50,000 and 25,000 stock options, respectively, which vested immediately upon issuance.

At the end of fiscal 2023 and 2022, pursuant to Company's Chief Information Officer's Employment Agreement, the Compensation Committee evaluated the Chief Information Officers and the Company's performance for consideration of a subjective cash bonus of an amount not to exceed 25% of his annual salary. The Chief Information Officer received a cash bonus of $63,000 and $60,000 for fiscal 2023 and fiscal 2022, respectively. In addition in fiscal 2023, the Chief Information Officer was granted 10,000 stock options. One-third of each grant vested upon grant, one-third vested on December 22, 2024 and one-third will vest on December 22, 2025. In fiscal 2022, the Chief Information Officer was granted 10,000 stock options, which vested immediately upon issuance.

With respect to the subjective performance reviews, in addition to evaluating the Company’s overall financial performance, the Compensation Committee considers the performance of each named executive officer’s business line or area of responsibility. Several key management competencies and behaviors are assessed, including the named executive officer’s effectiveness as a leader and his or her role in building a cohesive executive team, as well as other strategic core competencies such as accountability, analytical ability and decision making, communication, cooperation and teamwork, creativity and problem-solving, and integrity. The named executive officer’s performance relating to these competencies forms the basis of a performance review discussion with the named executive officer that reinforces his or her role in achieving the Company’s business plan and short and long-term strategies.

Stock options are granted to our executive officers and key personnel in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Compensation Committee. During fiscal 2023 and 2022, 28,000 and 7,500 stock options, respectively, were awarded to executive officers and key personnel in addition to the stock options mentioned above.

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

The agreements provided for an annual base salary of $700,000 for David Portnoy and $540,000 for Mark Portnoy. David Portnoy and Mark Portnoy's current base salary is $722,000 and $557,000 , respectively. Also as an incentive for Executive to enter into this Employment Agreement, the Committee agrees to award David Portnoy and Mark Portnoy a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company’s common stock, exercisable only if the Company’s stock has a closing price at least once during the life of the option above $8.00. In addition to base salary, the agreements also provided for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment is at the Company’s offices in Miami, Florida, but he is required to travel to the Company’s headquarters as necessary to fulfill his responsibilities. The Company paid reasonable legal and financial consulting fees and costs incurred in negotiating the employment agreements with the Co-CEOs and has agreed to pay legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

Upon the occurrence of (i) an involuntary termination of employment; (ii) a voluntary termination of employment for “Good Reason” (as defined in the Agreements); or (iii) an involuntary termination of employment or voluntary termination of employment for “Good Reason” at any time following a change in control (as defined in the Agreements), the Agreements provide for severance pay equal to two times the Executive’s then-current annual base salary, plus, if the termination is during the first year of the Initial Term the average of the three most recent Bonuses earned by the Executives, and if after the second year of the Initial Term then the amount of the most recent Bonuses earned by the Executives. The first payment shall be made within 90 days after the occurrence of the triggering event, the second and third payments shall be made no later than March 15thof each year subsequent to the date of termination. In addition, the Company shall provide, at no cost to the Executives, continued life insurance coverage and nontaxable medical, dental and disability insurance coverage substantially similar to the coverage maintained by the Company for the executives prior to such termination for 24 months after the termination. If the termination of employment is due to disability (as defined in the Agreements), the Company shall pay the executive two times their then-current base salary in equal installments over three years no later than 30 days after such disability, reduced by any amount paid to them from any disability insurance, Social Security, workman’s compensation or other disability program. In addition, all unvested shares and options held by the Executives shall become fully vested upon their disability. If the termination of employment is due to death, the Company shall pay the Executives two times their then-current base salary as a cash lump sum within 30 days after their date of death, and the Company will continue to provide medical and dental coverage for the Executives family for two years after their death. The Agreements include a one-year non-competition restriction and a 12-month restriction on solicitation of employees or customers.

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2023. The Executive’s current base salary is $280,000.

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

Mikulinsky Employment Agreement. On July 29, 2021, the Company entered into a new two-year employment agreement (the “Mikulinsky Employment Agreement”) with Oleg Mikulinsky, as the Company’s Chief Information Officer effective August 1, 2021. Under the Mikulinsky Employment Agreement, the two-year term will automatically be extended for additional one-year periods unless, at least 30 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement.

Pursuant to the new two-year agreement, the Executive’s base salary is $300,000 (the “Base Salary”). In addition to base salary, for the fiscal years ending November 30, 2023 and November 30, 2022, the Executive’s and Company’s performance will be evaluated for consideration of a subjective cash bonus of an amount not to exceed 25% of the Executive’s base salary. The Executive’s current base salary is $330,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2023:

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
David Portnoy	August 30, 2019 (1)	26,243	$7.53	August 30, 2029
	December 20, 2019 (1)	23,636	$7.28	December 20, 2029
	April 8, 2022 (3)	24,447	$13.50	December 22, 2024
	April 8, 2022 (3)	553	$12.27	December 22, 2024
	April 8, 2022 (4)	280,000	$12.27	December 22, 2028
	December 23, 2022 (6)	50,000	$4.30	December 23, 2027
	January 3, 2023 (1)	50,000	$4.77	January 3, 2028
Mark Portnoy	August 30, 2019 (1)	22,222	$7.53	August 30, 2029
	December 20, 2019 (1)	20,000	$7.28	December 20, 2029
	April 8, 2022 (3)	20,000	$13.50	December 22, 2024
	April 8, 2022 (4)	100,000	$12.27	December 22, 2028
	December 23, 2022 (6)	25,000	$4.30	December 23, 2027
	January 3, 2023 (1)	25,000	$4.77	January 3, 2028
Jill Taymans	June 2, 2016	7,500	$3.10	June 3, 2026
	September 23, 2020 (2)	7,000	$8.00	September 23, 2027
	January 13, 2023 (6)	20,000	$4.62	January 13, 2028
Oleg Mikulinsky	April 18, 2016	10,000	$3.20	April 18, 2026
	May 21, 2018	8,000	$7.49	May 21, 2028
	September 4, 2019 (1)	4,444	$7.13	September 4, 2029
	February 27, 2020 (1)	1,333	$6.55	February 27, 2030
	September 23, 2020 (5)	10,000	$8.00	September 23, 2027
	April 8, 2022 (4)	20,000	$11.90	December 22, 2028
	January 3, 2023 (6)	10,000	$4.34	January 3, 2028

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
(6)
Stock options vest immediately upon issuance.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$50,000	$22,342	$72,342
Daniel Mizrahi	$50,000	$22,342	$72,342

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2023 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2024 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Mary J. Nyberg Trustee of the CDMJ Nyberg Family Trust, U/A/D June 9, 2005 (3)	600,000	7.10%
Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (4)	509,000	6.02%

Current directors, nominees and executive officers:
David Portnoy (5)	1,720,956	20.40%
Mark Portnoy (6)	1,032,990	12.32%
Harold Berger (7)	89,693	1.08%
Daniel Mizrahi (8)	41,234	*
Jill Taymans (9)	79,896	*
Oleg Mikulinsky (10)	124,126	1.49%
All current directors and executive officers as a group (6 persons) (11)	3,088,895	34.35

* Less than 1%.

(1)
Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 28, 2024 by (ii) the sum of (a) 8,286,785 which is the number of shares of common stock outstanding as February 28, 2024 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 28, 2024 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 28, 2024. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
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

(5)
Includes 117,012 shares of Common Stock held directly through a 401(k) plan account, 230.621 shares of Common Stock held directly through IRA accounts of David Portnoy, 804,742 shares he owns individually, 152,882 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 102,586 shares of Common Stock held by spouse, 11,352 shares held by David Portnoy as custodian for his minor son; 11,242 shares held by David Portnoy as custodian for his minor son; 15,611 shares held by David Portnoy as custodian for his minor daughter; and 10,783 shares held by David Portnoy as custodian for his minor son. Includes 149,879 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.
(6)
Includes 42,266 shares of Common Stock held directly through a 401(k)-plan account, 821,973 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 97,222 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.
(7)
Includes 39,292 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.
(8)
Includes 10,600 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.
(9)
Includes 34,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.
(10)
Includes 39,777 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.
(11)
Includes 371,270 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Wipfli LLP ("Wipfli") for the audit of the Company’s financial statements for the fiscal year ended November 30, 2023 and November 30, 2022, audit related services rendered by Wipfli for the fiscal year ended November 30, 2023 and November 30, 2022, tax services rendered by Wipfli for fiscal year ended November 30, 2023 and November 30, 2022.

	2023	2022
Audit Fees	$270,632	$254,459
Audit Related Fees	—	17,200
Tax Fees	65,209	63,611
Other	—	—
Total	$335,841	$335,270

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2023 and November 30, 2022 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accountants during the fiscal years ended November 30, 2023 and November 30, 2022 related primarily to the Company's registration statement.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2023 and November 30, 2022.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2023 and November 30, 2022.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013
10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012
10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.
10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015
10.39 (21)	Rights Agreement dated December 5, 2014
10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015
10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.
10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015
10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015
10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.
10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.

10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.
10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
10.55 (33)	Patent Option Agreement
10.56 (34)	2020 Employment Agreement for David Portnoy
10.57 (34)	2020 Employment Agreement for Mark Portnoy
10.58 (35)	2021 Employment Agreement for Oleg Mikulinsky
10.59 (36) 10.60 (37) 10.61 (38) 10.62 (38)	First Amendment to License Agreement 2022 Equity Incentive Plan Credit Agreement among Cryo-Cell International, Inc. and Susser Bank Amendment to the Credit Agreement with Susser Bank
10.63 (39)	2022 Employment Agreement for David Portnoy
10.64 (39)	2022 Employment Agreement for Mark Portnoy
10.65 (40)	Second Amendment to License Agreement
10.66	Third Amendment to Credit Agreement
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
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
(35) (36) (37) (38) (39) (40)

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

Incorporated reference to the Company's Current Report on Form 10-K filed February 28, 2023.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 28, 2024

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2024
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial and accounting officer)	February 28, 2024

/s/ Harold Berger	Director	February 28, 2024
Harold Berger

/s/ Daniel Mizrahi	Director	February 28, 2024
Daniel Mizrahi