Form 10-Q
period 2024-02-29
CRYO CELL INTERNATIONAL INC
filed 2024-04-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 15, 2024, 8,104,477 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 29,	November 30,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$247,112	$406,067
Marketable securities	732,481	574,183
Accounts receivable (net of allowance for
doubtful accounts of $3,939,638 and $3,822,300, respectively)	6,726,893	6,576,240
Prepaid expenses	535,295	615,407
Inventory, current portion	755,160	768,877
Swap contract	76,825	122,113
Other current assets	378,310	389,950
Total current assets	9,452,076	9,452,837
Property and Equipment-net	21,605,273	20,996,883
Other Assets
Investment - Tianhe stock	308,000	308,000
Intangible assets, net	972,154	989,121
Inventory, net of current portion	5,223,980	5,260,119
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,492,749	20,492,749
Operating lease right-of-use asset	958,022	1,033,157
Deposits and other assets, net	757,109	746,493
Total other assets	30,653,425	30,771,050
Total assets	$61,710,774	$61,220,770
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$2,996,658	$3,174,584
Accrued expenses	3,916,898	5,170,809
Note payable	168,623	165,641
Line of credit	1,972,728	1,222,728
Current portion of operating lease liability	253,981	225,686
Duke license agreement liability	666,667	1,200,000
Deferred revenue	9,394,821	9,704,553
Total current liabilities	19,370,376	20,864,001
Other Liabilities
Deferred revenue, net of current portion	42,603,661	41,186,800
Contingent consideration	39,050	44,226
Note payable, net of current portion and debt issuance costs	8,391,738	8,430,037
Operating lease long-term liability	768,961	851,938
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	52,678,410	51,388,001
Total liabilities	72,048,786	72,252,002
Commitments and contingencies (Note 9)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,849,246 issued and 8,254,977 outstanding as of February 29, 2024 and 14,849,246 issued and 8,286,785 outstanding as of November 30, 2023)	148,492	148,492
Additional paid-in capital	43,718,498	43,411,143
Treasury stock, at cost	(23,602,061)	(23,431,685)
Accumulated deficit	(30,602,941)	(31,159,182)
Total stockholders' deficit	(10,338,012)	(11,031,232)
Total liabilities and stockholders' deficit	$61,710,774	$61,220,770

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Revenue:
Processing and storage fees	$7,805,522	$7,561,518
Public banking revenue	43,713	230,697
Product revenue	3,000	32,200
Total revenue	7,852,235	7,824,415
Costs and Expenses:
Cost of sales	2,160,468	2,067,364
Selling, general and administrative expenses	4,339,645	3,878,903
Change in fair value of contingent consideration	(5,176)	(164,701)
Research, development and related engineering	502,889	78,834
Depreciation and amortization	33,186	280,844
Total costs and expenses	7,031,012	6,141,244
Operating Income	821,223	1,683,171
Other Income (Expense):
Gains (losses) on marketable securities	274,971	(3,681)
Loss on interest rate swap	(45,288)	—
Other income	63	1,268
Interest expense	(256,459)	(466,231)
Total other income (expense)	(26,713)	(468,644)
Income before income tax expense	794,510	1,214,527
Income tax expense	(238,269)	(447,715)
Net income	$556,241	$766,812
Net income per common share - basic	$0.07	$0.09
Weighted average common shares outstanding - basic	8,277,844	8,467,074
Net income per common share - diluted	$0.07	$0.09
Weighted average common shares outstanding - diluted	8,325,027	8,474,737

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities:
Net income	$556,241	$766,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,047	369,950
Change in fair value of contingent consideration	(5,176)	(164,701)
Unrealized (gains) losses on marketable securities	(274,971)	3,681
Unrealized loss on interest rate swap contract	45,288	—
Compensatory element of stock options	307,355	313,174
Provision for doubtful accounts	288,760	186,904
Amortization of debt issuance costs	5,348	5,444
Amortization of operating lease right-of-use asset	75,135	79,324
Changes in assets and liabilities:
Accounts receivable	(439,413)	(665,419)
Prepaid expenses	80,112	(13,587)
Inventory	49,856	230,459
Other current assets	11,640	5,796
Deposits and other assets, net	(10,616)	(18,339)
Accounts payable	(931,007)	221,749
Accrued expenses	(1,253,911)	(510,907)
Operating lease liability	(54,682)	(80,048)
Deferred revenue	1,107,129	913,634
Net cash (used in) from operating activities	(356,865)	1,643,926
Cash flows from investing activities:
Purchases of property and equipment	(457,722)	(375,600)
Purchases of marketable securities	(743,811)	(1,017,738)
Sale of marketable securities	860,484	191,400
Net cash used in investing activities	(341,049)	(1,201,938)
Cash flows from financing activities:
Treasury stock purchases	(170,376)	(243,201)
Repayments of note payable	(40,665)	(29,646)
Repayment of line of credit	(200,000)	(500,000)
Proceeds from line of credit	950,000	—
Net cash provided by (used in) financing activities	538,959	(772,847)
Decrease in cash and cash equivalents	(158,955)	(330,859)
Cash and cash equivalents - beginning of period	406,067	1,703,958
Cash and cash equivalents - end of period	$247,112	$1,373,099

Supplemental investing activities:
Construction costs payable	$219,748	$536,707
Duke license agreement payable	$533,333	$—
Supplemental cash flow information:
Cash paid during the year for:
Interest	$443,829	$441,336
Income taxes	$57,630	$33,072

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended February 29, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Compensatory element of stock options			307,355			307,355
Treasury stock				(170,376)		(170,376)
Net income					556,241	556,241
Balance at February 29, 2024	14,849,246	$148,492	$43,718,498	$(23,602,061)	$(30,602,941)	$(10,338,012)

	For the Three Months Ended February 28, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Compensatory element of stock options			313,174			313,174
Treasury stock				(243,201)		(243,201)
Net income					766,812	766,812
Balance at February 28, 2023	14,848,001	$148,480	$42,910,554	$(22,875,850)	$(20,870,701)	$(687,517)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 29, 2024 and November 30, 2023, the related Consolidated Statements of Income, Cash Flows and Stockholders' Deficit for the three months ended February 29, 2024 and February 28, 2023 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 29, 2024 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2024.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp. As of February 29, 2024, no shares had been issued to the subsidiary. Celle Corp. was created to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Patent and Technology License Agreement with Duke University and Amendments have been transferred to Celle Corp. and other assets and liabilities are expected to be transferred in the near future.

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

As of February 29, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $51,998,482, which will be recognized ratably on a straight-line basis over the contractual period of which $9,394,821, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 29, 2024, the Company recorded $11,052 in commission payments to customers under the RAF program as a reduction to revenue. During the three months ended February 28, 2023, the Company recorded $10,432 in commission payments to customers under the RAF program as a reduction to revenue. For the three months ended February 29, 2024, the Company capitalized additional contract acquisition costs of $30,179, net of amortization. For the three months ended February 28, 2023, the Company capitalized additional contract acquisition costs of $26,436, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	February 29, 2024	November 30, 2023
Contract assets (sales commissions)	$716,621	$695,695
Accounts receivable	$6,726,893	$6,576,240
Short-term contract liabilities (deferred revenue)	$9,394,821	$9,704,553
Long-term contract liabilities (deferred revenue)	$42,603,661	$41,186,800

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 29, 2024 and February 28, 2023.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 29, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at February 29, 2024
Contract assets (sales commissions)	$695,695	$30,179	$(9,253)	$716,621
Accounts receivable	$6,576,240	$10,250,022	$(10,099,369)	$6,726,893
Contract liabilities (deferred revenue)	$50,891,353	$5,297,596	$(4,190,467)	$51,998,482

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at February 28, 2023
Contract assets (sales commissions)	$615,628	$26,436	$(8,098)	$633,966
Accounts receivable	$6,043,941	$10,373,235	$(9,894,720)	$6,522,456
Contract liabilities (deferred revenue)	$45,586,386	$6,404,429	$(5,490,795)	$46,500,020

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

Inventories

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 29, 2024, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 29, 2024 and February 28, 2023, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 29, 2024 and February 28, 2023.

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

Stock Compensation

As of February 29, 2024, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $307,000 and $313,000 for the three months ended February 29, 2024 and February 28, 2023 respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2024 and November 30, 2023, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at February 29, 2024 Using
Description	February 29, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$732,481	$732,481	$—	$—
Interest rate swap	$76,825	$—	$76,825	$—
Total	$809,306	$732,481	$76,825	$—
Liabilities:
Contingent consideration	$39,050	$—	$—	$39,050
Total	$39,050	$—	$—	$39,050

Contingent Consideration:
Beginning Balance as of November 30, 2023	$44,226
Subtractions – Cord:Use earnout payment	—
Fair value adjustment as of February 29, 2024	(5,176)
Ending balance as of February 29, 2024	$39,050

	Fair Value at	Fair Value Measurements at November 30, 2023 Using
Description	November 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$574,183	$574,183	$—	$—
Interest rate swap	$122,113	$—	$122,113	$—
Total	$696,296	$574,183	$122,113	$—
Liabilities:
Contingent consideration	$44,226	$—	$—	$44,226
Total	$44,226	$—	$—	$44,226

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately $275,000 and ($4,000) in unrealized holding gains and losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three months ended February 29, 2024 and February 28, 2023, respectively.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. There was $45,288 and $0 loss on interest rate swap recorded on the accompanying statements of income for the three months ended February 29, 2024 and February 28, 2023, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at February 29, 2024 and November 30, 2023. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company adopted ASU 2016-13 as of December 1, 2023 with no material impact to its consolidated financial statements.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months ended February 29, 2024 and February 28, 2023:

	For the three months ended
	February 29, 2024	February 28, 2023
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,805,522	$7,561,518
PrepaCyte CB	3,000	32,200
Public cord blood banking	43,713	230,697
Total net revenue	$7,852,235	$7,824,415
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,884,566	$1,687,250
PrepaCyte CB	25,483	17,122
Public cord blood banking	250,419	362,992
Total cost of sales	$2,160,468	$2,067,364
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,057,719	$1,807,693
PrepaCyte CB	(29,428)	8,133
Public cord blood banking	(207,068)	(132,655)
Total operating profit	$821,223	$1,683,171
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$25,879	$273,539
PrepaCyte CB	6,945	6,945
Public cord blood banking	362	360
Total depreciation and amortization	$33,186	$280,844
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$256,459	$466,231
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$256,459	$466,231

The following table shows the assets by segment as of February 29, 2024 and November 30, 2023:

	As of	As of
	February 29, 2024	November 30, 2023
Assets:
Umbilical cord blood and cord tissue stem cell service	$56,017,726	$55,471,149
PrepaCyte CB	125,757	148,040
Public cord blood banking	5,567,291	5,601,581
Total assets	$61,710,774	$61,220,770

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

The components of inventory at February 29, 2024 and November 30, 2023 are as follows:

	As of February 29, 2024	As of November 30, 2023
Raw materials	$—	$—
Work-in-process	331,417	341,692
Work-in-process – Public Bank	—	—
Finished goods	38,397	48,045
Finished goods – Public Bank	5,562,305	5,599,238
Collection kits	54,739	47,739
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,979,140	$6,028,996

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

Intangible assets were as follows as of February 29, 2024 and November 30, 2023:

	Useful lives	February 29, 2024	November 30, 2023
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		$(377,810)	$(377,810)
Less: Accumulated amortization		(163,340)	(160,434)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(254,469)	(248,607)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(9,704)	(9,505)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(184,000)	(176,000)
Net Intangible Assets		$972,154	$989,121

Amortization expense of intangibles was approximately $17,000 and $24,000 for the three months ended February 29, 2024 and February 28, 2023, respectively.

Note 5 – Notes Payable

On July 18, 2022, the Company entered into a Credit Agreement (“Susser Agreement ”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”), which was amended pursuant to an Amendment to Credit Agreement dated July 29, 2022, for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended February 29, 2024 and February 28, 2023, the Company paid interest of $193,259 and $202,475, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of February 29, 2024 were 6.96% and 8.57%, respectively. The interest rates for the RCF and Term Note as of February 28, 2023 were 7.79% and 7.81%, respectively.

The average outstanding balance during the three months ended February 29, 2024 for the revolving line of credit was $1,797,453. The average outstanding balance during the twelve months ended November 30, 2023 for the revolving line of credit was $1,848,344. The revolving line of credit balance as of February 29, 2024 and November 30, 2023 was $1,972,728 and $1,222,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 29, 2024 and February 28, 2023, $5,348 and $5,444, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

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

As of February 29, 2024 and November 30, 2023, the note payable obligation was as follows:

	February 29, 2024	November 30, 2023
Note payable - Susser	$8,724,417	$8,765,082
Unamortized debt issuance costs - Susser	(164,056)	(169,404)
Net note payable	$8,560,361	$8,595,678
Current portion of note payable	$168,623	$165,641
Long-term note payable, net of debt issuance costs	8,391,738	8,430,037
Total	$8,560,361	$8,595,678

Interest expense on the note payable for the three months ended February 29, 2024 and February 28, 2023 was as follows:

	February 29, 2024	February 28, 2023
Interest expense on notes payable - Susser	$—	$202,475
Debt issuance costs - Susser	—	5,444
Total interest expense	$—	$207,919

During the three months ended February 29, 2024, the Company capitalized interest expense of $198,607 related to the construction of the Company's new facility in North Carolina.

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	February 29, 2024	February 28, 2023
Numerator:
Net income	$556,241	$766,812
Denominator:
Weighted-average shares outstanding-basic	8,277,844	8,467,074
Dilutive common shares issuable upon exercise of stock options	47,183	7,663
Weighted-average shares-diluted	8,325,027	8,474,737
Income per share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

For the three months ended February 29, 2024, the Company excluded the effect of 758,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2023, the Company excluded the effect of 887,314 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of February 29, 2024, and November 30, 2023, there were 17,500 and 17,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 29, 2024, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of February 29, 2024, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of February 29, 2024, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of February 29, 2024, there were 289,700 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2023, there were 186,700 service-based options issues and 475,000 market-based restricted options granted. As of February 29, 2024, there were 735,300 shares available for future issuance under the 2022 Plan.

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

There were 103,000 and 113,000 options granted during the three months ended February 29, 2024 and February 28, 2023, respectively.

Variables used to determine the fair value of the options granted for the three months ended February 29, 2024 and February 28, 2023 are as follows:

	Three months ended
	February 29,	February 28,
	2024	2023
Weighted average values:
Expected dividends	0%	0%
Expected volatility	60.52%	55.00%
Risk free interest rate	3.87%	3.87%
Expected life	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the three months ended February 29, 2024, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2023	404,278	$7.36	4.49	$135,330
Granted	103,000	6.31		—
Exercised	—	—		—
Expired/forfeited	—	—		—
Outstanding at February 29, 2024	507,278	$7.14	4.35	$113,040
Exercisable at February 29, 2024	367,868	$7.48	4.26	$91,526

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 29, 2024 or November 30, 2023 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three months ended February 29, 2024 and February 28, 2023, the Company did not issue any common shares to option holders.

Significant option groups outstanding and exercisable at February 29, 2024 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	25,000	1.94	$3.13	25,000	$3.13
$4.01 to $5.00	123,600	4.35	$4.70	76,015	$4.68
$5.01 to $6.00	28,000	4.82	$5.88	9,332	$5.88
$6.01 to $7.00	89,433	5.16	$6.48	39,430	$6.48
$7.01 to $8.00	151,145	5.07	$7.54	142,593	$7.51
$9.01 to $10.00	29,000	4.01	$9.37	16,233	$9.34
$12.01 to $13.00	16,653	6.48	$12.54	14,818	$12.55
$13.01 to $14.00	44,447	0.82	$13.50	44,447	$13.50
	507,278	4.35	$7.14	367,868	$7.48

A summary of the status of the Company’s non-vested options as of February 29, 2024, and changes during the three months ended February 29, 2024, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2023	114,193	$3.10
Granted	103,000	3.13
Vested	(77,783)	3.20
Forfeited	—	—
Non-vested at February 29, 2024	139,410	$3.07

As of February 29, 2024, there was approximately $360,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 2.12 years as of February 29, 2024. The total fair value of shares vested during the three months ended February 29, 2024 was approximately $249,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of February 29, 2024 and February 28, 2023, the Company recognized approximately $97,000 and $96,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 29, 2024 and November 30, 2023, there was approximately $375,000 and $472,000, respectively, of unrecognized compensation cost to be recognized over the remaining requisite service period of .97 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is

$4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of February 29, 2024 and February 28, 2023, the Company recognized approximately $21,000 and $15,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 29, 2024 and November 30, 2023, there was approximately $31,000 and $52,000, respectively, of unrecognized compensation cost to be recognized over the remaining service period of .36 years.

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

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. The Company believes the plaintiff’s claims are unlikely to prevail and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

As of February 29, 2024, the Company had repurchased an aggregate of 6,594,269 shares of the Company’s common stock at an average price of $3.58 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 31,808 and 57,281, (at an average price of $5.36 and $4.25 per share) of the Company’s common stock during the three months ended February 29, 2024 and February 28, 2023, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 29, 2024 and November 30, 2023. As of February 29, 2024 and November 30, 2023, 6,594,269 and 6,562,461 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date of February 29, 2024, the Company repurchased 150,500 of additional shares of the Company’s common stock, at an average price of $6.16 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 29, 2024 and November 30, 2023:

	February 29, 2024	November 30, 2023
Assets
Operating lease right-of-use asset	$958,022	$1,033,157
Liabilities
Current portion of operating lease liabilities	$253,981	$225,686
Operating lease long-term liabilities	768,961	851,938
Total lease liability	$1,022,942	$1,077,624

The maturity of the Company’s lease liabilities at February 29, 2024 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2024 (9 months remaining)	$230,071
2025	435,970
2026	458,026
2027	38,247
Less: Imputed interest	(139,372)
Present value of lease liabilities	$1,022,942

The remaining lease term and discount rates are as follows:

	February 29, 2024	November 30, 2023
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.83	3.08
Discount rate (percentage)
Operating lease	8.3%	8.3%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	February 29, 2024	February 28, 2023
Operating cash outflows from operating leases	$89,354	$88,395

Note 12 – License Agreement with Duke

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke University ("Duke"), pursuant to which Duke has granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. The Duke Agreement was amended pursuant to the First Amendment to License Agreement dated February 4, 2022 (the “First Duke Amendment”) and the Second Amendment to License Agreement dated February 17, 2023 (the “Second Duke Amendment”).

Duke has completed or is in the progress of completing a total of 19 FDA approved clinical trials related to the Duke License Agreement. The Company intends to fund additional clinical trials, as necessary, to provide the proof of efficacy that is required by the FDA to issue BLAs for some or all of the indications mentioned above.

In addition, Duke has provided its manufactured mesenchymal stem cells (MSCs) for one arm of a four arm, placebo controlled, multi-site, double blinded Phase 3 clinical trial, run by Emory University to treat osteoarthritis of the knee, in which cells from three different sources are compared to the current standard of care. The results did not show any benefit from any of the sources compared to the current standard of care.

The Company purchased a 56,000 square feet facility in Durham in which it plans to open the Cryo-Cell Institute for Cellular Therapies. Previously, the FDA granted Duke the right to treat certain patients with infusions of cord blood under its Expanded Access Program. In November 2023, Duke University transferred to the Company an Investigational New Drug (IND) relating to the use of umbilical cord blood to treat children with cerebral palsy. In February 2024, the Company submitted the protocol related to a Phase 3 clinical trial under this IND utilizing allogeneic umbilical cord blood to treat children with cerebral palsy and requested Regenerative Medicine Advanced Therapy (RMAT) designation.

The Duke Agreement extends until expiration of the last Royalty Term, unless sooner terminated as provided in the Agreement. Royalty Term generally means the period beginning on the first commercial sale of each licensed product or licensed process and ending fifteen (15) years thereafter. Upon expiration of the applicable Royalty Term with respect to a particular licensed product or licensed processes, the licenses and rights granted by Duke to the Company under the Agreement with respect to such product or process become fully paid-up, royalty-free, perpetual and irrevocable.

In accordance with the original Duke Agreement, the Company was required to pay Duke a license fee equal to $12,000,000, of which $10,000,000 has been paid to date and an additional $2,000,000 was due on February 23, 2023. In addition, during the Royalty Term, subject to certain minimum royalties, the Company is required to pay Duke royalties based on a portion of the net sales varying from 7% - 12.5% based on volume. The Company is also obligated to pay certain legal fees and expenses associated with related patents.

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

Pursuant to the original Duke Agreement, unless the Duke Agreement is terminated or renegotiated as permitted per the Duke Agreement, the Company is also required to pay Duke minimum annual royalties beginning on the second anniversary of the effective date as follows:

•
Year 2: $500,000
•
Year 3: $1,000,000
•
Year 4: $2,500,000
•
Year 5 and each year thereafter during the term of this Agreement: $5,000,000

In addition, the Company is required to pay Duke certain milestone payments, as follows:

•
$2,000,000 upon initiation of the first Phase III clinical trial for an indication other than Autism Spectrum Disorder, for a licensed product comprising cord tissue (the "Autism Milestone Payment"); and
•
A number of shares of the Company’s common stock equal to the corresponding percentage of the Company’s fully-diluted equity ownership outstanding as of February 23, 2021 as follows:
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

The First Amendment changed the requirements of the Company with regard to the minimum annual royalties payable to Duke. As amended, the minimum annual royalties are as follows:

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the three months ended February 29, 2024 and February 28, 2023, the Company recorded $0 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke license agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. During the fourth quarter of fiscal 2023, the results were received from a phase 2/3 trial to treat osteoarthritis of the knee conducted to compare the effectiveness of an injection of a corticosteroid control to mesenchymal stem cell (MSC) preparations from autologous bone marrow concentrate (BMAC), adipose derived stem cells in the form of Stromal Vascular Fraction (SVF), and third-party human mesenchymal stem cells manufactured from umbilical cord tissue at Duke University for the treatment of unilateral Knee Osteoarthritis (OA). No benefit was shown from any of the sources compared to the current standard of care. Given these results (that included the Duke MSCs to which the Company licensed the exclusive rights) and other factors, it was determined that the uncertain future cash flows from the Duke license agreement may not be enough to recover the carrying value of the asset resulting in a fully impaired asset. During the fourth quarter of fiscal 2023, the Company recorded an impairment charge of the full carrying value of $13,108,064.

Through this Duke Agreement, the Company intends to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is now projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024.

The Company entered into a Master Services Agreement with Emmes Biopharma Services LLC ("Emmes") serving as the Company's contract research organization, to conduct a phase 3 clinical trial infusing allogeneic umbilical cord blood into children with cerebral palsy. In consideration for the services to be rendered by Emmes, the Company will make payments in accordance with the budget and payment scheduled outlined in the work order. The period of performance is November 1, 2023 through April 6, 2028. The total fees will be $6,352,291. Included in the total fees is a $100,000 payment due upon execution and a monthly management fee of $21,862 per month payable for 53 months commencing during the first quarter of 2024. As of the three months ended February 29, 2024 and February 28, 2023, the Company recorded clinical trial expenses of $94,099 and $0, respectively, and are reflected in research, development and related engineering expenses on the accompanying consolidated statements of income. The total cost of the trial is currently estimated at $20 million.

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
(ii)
our future operating plans (including any potential spinoff of Celle Corp.);
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

(i)
the complexities, uncertainties, required consents and timing related to the potential spinoff of Celle Corp.;
(ii)
any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;
(iii)
any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;
(iv)
any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;
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
(xviii)
the success of our global expansion initiatives and product diversification;
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
(xxiii)
the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;
(xxiv)
the Company’s ability to realize a profit on the acquisition of Cord:Use;
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
(xxviii)
the success of the Company's new facility and the expansion of the Company's cryopreservation and cold storage business by introducing a new service, Extravault;
(xxix)
the expense, timing and uncertain results of clinical trials related to the Duke Agreement; and
(xxx)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke University (“Duke”). The Duke Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. The Company plans to explore, test, and/or administer these treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Federal Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke Agreement, the Company, together with Celle Corp.

(if spun off), intends to have business units including: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to equipment delivery delays, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during fiscal 2024 if granted such rights by the FDA under IND(s).

During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke license agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. During the fourth quarter of fiscal 2023, the results were received from a phase 2/3 trial to treat osteoarthritis of the knee conducted to compare the effectiveness of an injection of a corticosteroid control to mesenchymal stem cell (MSC) preparations from autologous bone marrow concentrate (BMAC), adipose derived stem cells in the form of Stromal Vascular Fraction (SVF), and third-party human mesenchymal stem cells manufactured from umbilical cord tissue at Duke University for the treatment of unilateral Knee Osteoarthritis (OA). No benefit was shown from any of the sources compared to the current standard of care. Given these results (that included the Duke MSCs to which the Company licensed the exclusive rights) and other factors, it was determined that the uncertain future cash flows from the Duke license agreement may not be enough to recover the carrying value of the asset resulting in a fully impaired asset. During the fourth quarter of fiscal 2023, the Company recorded an impairment charge of the full carrying value of $13,108,064.

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

Public Banking

In June 2018, the Company acquired substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc.,

a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). The Public Cord Blood Inventory creates a large, ethnically diverse, high quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in Florida, Arizona, and California. Revenue from the cryogenic storage of umbilical cord blood stem cells for public use, stored at Duke University, is generated from the sale of cord blood units to the National Marrow Donor Program (“NMDP”) which distributes the cord blood units to transplant centers located in the United States, and around the world.

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

The Company anticipates this New Facility will expand the Company’s cryopreservation and cold storage business by introducing a new service, ExtraVault (www.extravault.com). Information contained on our website is not deemed part of this quarterly report. With over 30 years of experience in handling biological specimens for both research and clinical use, Cryo-Cell intends to leverage this expertise and offer these biorepository services to biopharmaceutical companies and healthcare institutions. The new facility is being constructed to offer state-of-the-art biologic, reagent and vaccine storage at cost effective prices. A robust inventory management system is planned to be implemented that Cryo-Cell believes will allow customers to view their own inventory through a customer portal and place distribution orders online. As a result, it is anticipated ExtraVault will provide expertise, experience, customer electronic access and cost sensitive solutions to the Company’s partners in the biopharma and healthcare industries.

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

Corporate Information

We are a Delaware corporation that was incorporated in 1989. Our executive offices are located at 700 Brooker Creek Blvd, Suite 1800, Oldsmar, Florida 34677 and our telephone number at such office is (813) 749-2100. Our website address is https://www.cryo-cell.com. Information contained on our website is not deemed part of this quarterly report.

Results of Operations – Three-Month Period Ended February 29, 2024 Compared to the Three-Month Period Ended February 28, 2023

Revenue. Revenue for the three months ended February 29, 2024 was $7,852,235 as compared to $7,824,415 for the same period in 2023. The increase in revenue was in part due to a 3% increase in processing and storage fees.

Processing and Storage Fees. For the three months ended February 29, 2024, processing and storage fees were $7,805,522 compared to $7,561,518 for the three months ended February 28, 2023. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by a less than 1% decrease in the number of new domestic cord blood specimens processed for the three months ended February 29, 2024 versus the three months ended February 28, 2023.

Product Revenue. For the three months ended February 29, 2024, revenue from the product sales was $3,000 compared to $32,200 for the three months ended February 28, 2023.

Public Cord Blood Banking Revenue. For the three months ended February 29, 2024, revenue from the public cord blood banking sales was $43,713 compared to $230,697 for the three months ended February 28, 2023.

Cost of Sales. Cost of sales for the three months ended February 29, 2024 was $2,160,468 as compared to $2,067,364 for the same period in 2023, representing a 5% increase. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $31,000 and $53,000 for the three months ended February 29, 2024 and February 28, 2023, respectively. Cost of Sales also includes $25,483 and $17,122 for the three months ended February 29, 2024 and February 28, 2023, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $250,419 and $362,992 for the three months ended February 29, 2024 and February 28, 2023, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 29, 2024 were $4,339,645 as compared to $3,878,903 for the 2023 period representing an 12% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. A large part of the increase in selling, general and administrative expenses for the three months ended February 29, 2024 was a $172,000 increase in selling expenses over the same period in 2023.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 29, 2024 were $502,889 as compared to $78,834 for the 2023 period. The expenses are related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended February 29, 2024 was $33,186 compared to $280,844 for the 2023 period. The decrease in depreciation and amortization for the three months ended February 29, 2024 was due to the impairment of the Duke assets as of November 30, 2023 (See Note 12).

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended February 29, 2024 was a decrease of $5,176 compared to a decrease of $164,701 for the 2023 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of February 29, 2024. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended February 29, 2024, was $256,459 compared to $466,231 during the comparable period in 2023, of which, $0 and $207,919, respectively, related to the credit and subordination agreement with Susser Bank as described in Note 5. Interest expense also includes of $254,550 and $241,348 as of the three months ended February 29, 2024 and February 28, 2023, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the

Company’s storage revenue collected. For the three months ended February 29, 2024, the remaining interest expense is attributable to a short-term payment plan for payments of an insurance premium. The remaining interest expense for the three months ended February 28, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12. During the three months ended February 29, 2024, the Company capitalized interest expense of $198,607 related to the construction of the Company's new facility in North Carolina.

Income Taxes. U.S. income tax expense for the three months ended February 29, 2024 was $238,269 compared to $447,715 for the three months ended February 28, 2023.

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

Liquidity and Capital Resources

On July 18, 2022, the Company entered into a Credit Agreement (“Susser Agreement ”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”), which was amended pursuant to an Amendment to Credit Agreement dated July 29, 2022, for (i) a revolving credit facility in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Note, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). See Note 5.

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

At February 29, 2024, the Company had cash and cash equivalents of $247,112 as compared to $406,067 at November 30, 2023. The decrease in cash and cash equivalents during the three months ended February 29, 2024 was primarily attributable to the following:

•
Net cash used in operating activities for the three months ended February 29, 2024 was $356,865, which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the three months ended February 28, 2023 was $1,643,926, which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the three months ended February 29, 2024 was $341,049 which was primarily attributable to $457,722 used to purchase equipment and $743,811 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $860,484.
•
Net cash used in investing activities for the three months ended February 28, 2023 was $1,201,938 which was primarily attributable to $375,600 used to purchase equipment and $1,017,738 used to purchase marketable securities.
•
Net cash provided by financing activities for the three months ended February 29, 2024 was $538,959 which was primarily attributable to the proceeds received from the line of credit with Susser Bank described above in the amount of $950,000, which were offset by payments of $240,665 to partially repay the Susser note payable and line of credit described above and $170,376 used to repurchase the Company's common stock.
•
Net cash used in financing activities for the three months ended February 28, 2023 was $772,847 which was primarily attributable to the payments of $529,646 to partially repay the Susser note payable and line of credit described above and $243,201 used to repurchase the Company's common stock.

The Company has a revolving line of credit, described above. The balance as of February 29, 2024 is $1,972,728 and is reflected on the accompanying balance sheet.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2023. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

As previously disclosed in the Company’s Annual Report on Form 10-K filed February 28, 2024, the Company’s principal executive officers and principal financial officer concluded that the Company’s internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions. The Company’s control over non-routine transactions was not conducive to identify certain items with sufficient precision. Management has undertaken steps to design and implement more effective internal controls.

Changes in Internal Control Over Financial Reporting

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented during the quarter ended February 29, 2024 and continued to be remediated during the quarter ended May 31, 2024.

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed subsequent to the balance sheet date, there were no other changes in the Company’s internal controls over financial reporting during the three months ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. The Company believes the plaintiff’s claims are unlikely to prevail and intends to contest the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

There is uncertainty with regard to whether we will be able to maximize shareholder value through the completion of a strategic transaction or successfully spinoff Celle Corp.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp. Celle Corp. was created to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke Agreement has been transferred to Celle Corp. and other assets and liabilities are expected to be transferred in the near future. As previously disclosed, the Company’s Board of Directors has authorized the spin-off of Celle Corp. to the Company’s shareholders and to explore all strategic alternatives for the Company (post spin-off) to maximize shareholder value. There can be no assurance that any such transaction or spinoff will take place. There are several conditions that must first be satisfied, including obtaining certain third party consents, such as that of the Company’s lender. If the Company is unable to spinoff Cell Corp., it will continue to own Cell Corp. and will continue to be obligated under the Duke Agreement and related agreements, such as the Duke Research Agreement and the Master Services Agreement with Emmes Biopharma Services LLC, all of which impose significant funding obligations, which could negatively impact the Company’s financial condition.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operation, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services, developing its infusion services at the Cryo-Cell Institute for Cellular Therapy and managing discretionary expenses. Additionally, the Company will require capital to pay for the startup expenses relating to the planned infusion clinic, to finance clinical trials related to the Duke Agreement, to develop biopharmaceutical manufacturing capabilities related to MSCs and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke Agreement. We currently anticipate that over $50 million will be needed over the next 5 years to fund these activities. The Company anticipates funding these capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology. In the future, the Company anticipates using a substantial amount of cash to fund clinical trials related to the Patent and Technology License Agreement with Duke University (see Note 12) and to develop its biopharmaceutical manufacturing capabilities related to mesenchymal stromal cells derived from umbilical cord tissue.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Furthermore, as previously disclosed in the Company’s Annual Report on Form 10-K filed February 28, 2024, the Company’s principal executive officers and principal financial officer concluded that the Company’s internal controls over financial reporting were not effective, due to a material weakness surrounding the Company’s identification and application of the appropriate accounting treatment for non-routine transactions. The Company’s control over non-routine transactions was not conducive to identify certain items with sufficient precision. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

Based upon shares of common stock outstanding as of February 29, 2024, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 51% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) RECENT SALES OF UNREGISTERED SECURITIES

None.

(b) USE OF PROCEEDS FROM SECURITIES

(c) ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2023	3,000	$5.69	—	1,434,539
January 1 - 31, 2024	7,269	$5.58	—	1,427,270
February 1 - 29, 2024	21,539	$5.23	—	1,405,731

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.1 (3)	Patent and License Technology Agreement
10.2 (4)	First Amendment to License Agreement
10.3 (5)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (6)	2022 Equity Incentive Plan
10.5	Master Services Agreement with Emmes Biopharma Services LLC
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2021.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2022.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022.

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

Date: April 15, 2024