Form 10-Q
period 2024-05-31
CRYO CELL INTERNATIONAL INC
filed 2024-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2024, 8,061,786 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$469,195	$406,067
Marketable securities	1,060,436	574,183
Accounts receivable (net of allowance for
doubtful accounts of $4,026,578 and $3,822,300, respectively)	6,831,447	6,576,240
Prepaid expenses	651,781	615,407
Inventory, current portion	708,193	768,877
Swap contract	—	122,113
Other current assets	435,475	389,950
Total current assets	10,156,527	9,452,837
Property and Equipment-net	22,161,859	20,996,883
Other Assets
Investment - Tianhe stock	—	308,000
Intangible assets, net	955,187	989,121
Inventory, net of current portion	5,198,075	5,260,119
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,492,749	20,492,749
Operating lease right-of-use asset	881,744	1,033,157
Deposits and other assets, net	779,044	746,493
Total other assets	30,248,210	30,771,050
Total assets	$62,566,596	$61,220,770
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,827,717	$3,174,584
Accrued expenses	3,217,270	5,170,809
Note payable	171,605	165,641
Line of credit	4,222,728	1,222,728
Current portion of operating lease liability	294,777	225,686
Duke license agreement liability	133,333	1,200,000
Deferred revenue	9,580,635	9,704,553
Total current liabilities	19,448,065	20,864,001
Other Liabilities
Deferred revenue, net of current portion	43,920,645	41,186,800
Contingent consideration	35,353	44,226
Note payable, net of current portion and debt issuance costs	8,356,372	8,430,037
Operating lease long-term liability	672,339	851,938
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	53,859,709	51,388,001
Total liabilities	73,307,774	72,252,002
Commitments and contingencies (Note 9)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,849,246 issued and 8,063,786 outstanding as of May 31, 2024 and 14,849,246 issued and 8,286,785 outstanding as of November 30, 2023)	148,492	148,492
Additional paid-in capital	43,896,637	43,411,143
Treasury stock, at cost	(24,839,156)	(23,431,685)
Accumulated deficit	(29,947,151)	(31,159,182)
Total stockholders' deficit	(10,741,178)	(11,031,232)
Total liabilities and stockholders' deficit	$62,566,596	$61,220,770

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Revenue:
Processing and storage fees	$7,965,500	$7,581,697	$15,771,022	$15,143,215
Public banking revenue	41,477	163,816	85,190	394,513
Product revenue	35,834	27,177	38,834	59,377
Total revenue	8,042,811	7,772,690	15,895,046	15,597,105
Costs and Expenses:
Cost of sales	2,024,750	2,143,186	4,185,218	4,210,550
Selling, general and administrative expenses	4,021,357	4,038,968	8,361,002	7,917,871
Impairment of investment - Tianhe stock	308,000	—	308,000	—
Change in fair value of contingent consideration	(3,697)	(23,124)	(8,873)	(187,825)
Research, development and related engineering	241,085	304,682	743,974	383,516
Depreciation and amortization	59,798	281,080	92,984	561,924
Total costs and expenses	6,651,293	6,744,792	13,682,305	12,886,036
Operating Income	1,391,518	1,027,898	2,212,741	2,711,069
Other Income (Expense):
Gains on marketable securities	258,623	10,377	533,594	6,696
Gain (loss) on interest rate swap	151,175	(223,974)	105,887	(223,974)
Other income	137	2,066	200	3,334
Interest expense	(329,273)	(469,952)	(585,732)	(936,183)
Total other income (expense)	80,662	(681,483)	53,949	(1,150,127)
Income before income tax expense	1,472,180	346,415	2,266,690	1,560,942
Income tax expense	(816,390)	(125,439)	(1,054,659)	(573,154)
Net income	$655,790	$220,976	$1,212,031	$987,788
Net income per common share - basic	$0.08	$0.03	$0.15	$0.12
Weighted average common shares outstanding - basic	8,117,479	8,325,101	8,197,223	8,395,307
Net income per common share - diluted	$0.08	$0.03	$0.15	$0.12
Weighted average common shares outstanding - diluted	8,232,327	8,331,911	8,275,414	8,402,538

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,212,031	$987,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	198,264	724,890
Impairment of investment - Tianhe stock	308,000	—
Change in fair value of contingent consideration	(8,873)	(187,825)
Unrealized gains on marketable securities	(533,594)	(6,696)
Unrealized (gain) loss on interest rate swap contract	(105,887)	223,974
Compensatory element of stock options	485,494	469,591
Provision for doubtful accounts	560,200	403,040
Amortization of debt issuance costs	10,669	10,862
Amortization of operating lease right-of-use asset	151,413	155,617
Changes in assets and liabilities:
Accounts receivable	(815,407)	(1,041,578)
Prepaid expenses	(36,374)	(83,909)
Inventory	122,728	410,993
Other current assets	(45,525)	17,820
Deposits and other assets, net	(32,551)	(56,798)
Accounts payable	(599,852)	609,687
Accrued expenses	(1,953,539)	(1,369,083)
Operating lease liability	(110,508)	(157,011)
Deferred revenue	2,609,927	2,521,664
Net cash (used in) from operating activities	1,416,616	3,633,026
Cash flows from investing activities:
Purchases of property and equipment	(2,209,654)	(1,833,043)
Payment of Duke license agreement	(933,334)	(400,000)
Proceeds from liquidation of marketable securities	—	179,306
Purchases of marketable securities	(854,869)	(1,082,923)
Sale of marketable securities	902,210	359,752
Net cash used in investing activities	(3,095,647)	(2,776,908)
Cash flows from financing activities:
Treasury stock purchases	(1,407,471)	(791,452)
Repayments of note payable	(78,370)	(77,126)
Repayment of line of credit	(200,000)	(500,000)
Proceeds from line of credit	3,200,000	—
Proceeds from Swap termination	228,000	—
Payment of Cord:Use earnout	—	(67,500)
Net cash provided by (used in) financing activities	1,742,159	(1,436,078)
Increase (decrease) in cash and cash equivalents	63,128	(579,960)
Cash and cash equivalents - beginning of period	406,067	1,703,958
Cash and cash equivalents - end of period	$469,195	$1,123,998

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$—	$737,867
Supplemental investing activities:
Construction costs payable	$(880,348)	$1,841,254
Supplemental cash flow information:
Cash paid during the year for:
Interest	$940,697	$869,076
Income taxes	$1,952,502	$983,647

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended May 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at February 29, 2024	14,849,246	$148,492	$43,718,498	$(23,602,061)	$(30,602,941)	$(10,338,012)
Compensatory element of stock options			178,139			178,139
Treasury stock				(1,237,095)		(1,237,095)
Net income					655,790	655,790
Balance at May 31, 2024	14,849,246	$148,492	$43,896,637	$(24,839,156)	$(29,947,151)	$(10,741,178)

	For the Six Months Ended May 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Compensatory element of stock options			485,494			485,494
Treasury stock				(1,407,471)		(1,407,471)
Net income					1,212,031	1,212,031
Balance at May 31, 2024	14,849,246	$148,492	$43,896,637	$(24,839,156)	$(29,947,151)	$(10,741,178)

	For the Three Months Ended May 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at February 28, 2023	14,848,001	$148,480	$42,910,554	$(22,875,850)	$(20,870,701)	$(687,517)
Compensatory element of stock options			156,417			156,417
Treasury stock				(548,251)		(548,251)
Net income					220,976	220,976
Balance at May 31, 2023	14,848,001	$148,480	$43,066,971	$(23,424,101)	$(20,649,725)	$(858,375)

	For the Six Months Ended May 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Compensatory element of stock options			469,591			469,591
Treasury stock				(791,452)		(791,452)
Net income					987,788	987,788
Balance at May 31, 2023	14,848,001	$148,480	$43,066,971	$(23,424,101)	$(20,649,725)	$(858,375)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2024 and November 30, 2023, the related Consolidated Statements of Income for the three and six months ended May 31, 2024 and 2023, Cash Flows for the three and six months ended May 31, 2024 and 2023 and Stockholders’ Deficit for the three and six months ended May 31, 2024 and 2023 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2024 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2024.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp. As of May 31, 2024, no shares had been issued to the subsidiary. Celle Corp. was created to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Patent and Technology License Agreement with Duke University and Amendments have been transferred to Celle Corp. and other assets and liabilities are expected to be transferred in the near future.

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

As of May 31, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $53,501,280, which will be recognized ratably on a straight-line basis over the contractual period of which $9,580,635, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2024, the Company recorded $14,441 and $25,493, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and six months ended May 31, 2023, the Company recorded $10,958 and $21,390, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and six months ended May 31, 2024 the Company capitalized additional contract acquisition costs of $31,490 and $61,669, respectively, net of amortization. For the three and six months ended May 31, 2023, the Company capitalized additional contract acquisition costs of $28,512 and $54,948, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2024	November 30, 2023
Contract assets (sales commissions)	$738,555	$695,695
Accounts receivable	$6,831,447	$6,576,240
Short-term contract liabilities (deferred revenue)	$9,580,635	$9,704,553
Long-term contract liabilities (deferred revenue)	$43,920,645	$41,186,800

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2024.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at May 31, 2024
Contract assets (sales commissions)	$695,695	$61,669	$(18,809)	$738,555
Accounts receivable	$6,576,240	$21,115,429	$(20,860,222)	$6,831,447
Contract liabilities (deferred revenue)	$50,891,353	$10,803,662	$(8,193,735)	$53,501,280

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at May 31, 2023
Contract assets (sales commissions)	$615,628	$54,948	$(16,460)	$654,116
Accounts receivable	$6,043,941	$21,299,426	$(20,660,888)	$6,682,479
Contract liabilities (deferred revenue)	$45,586,386	$13,557,161	$(11,035,497)	$48,108,050

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

Inventories

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2024, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six months ended May 31, 2024 and May 31, 2023, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2024 and 2023.

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

Stock Compensation

As of May 31, 2024, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $485,000 and $470,000 for the six months ended May 31, 2024 and May 31, 2023 respectively, of stock compensation expense. The Company recognized approximately $178,000 and $157,000 for the three months ended May 31, 2024 and May 31, 2023, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2024 and November 30, 2023, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2024 Using
Description	May 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,060,436	$1,060,436	$—	$—
Total	$1,060,436	$1,060,436	$—	$—
Liabilities:
Contingent consideration	$35,353	$—	$—	$35,353
Total	$35,353	$—	$—	$35,353

Contingent Consideration:
Beginning Balance as of November 30, 2023	$44,226
Fair value adjustment as of May 31, 2024	(8,873)
Ending balance as of May 31, 2024	$35,353

	Fair Value at	Fair Value Measurements at November 30, 2023 Using
Description	November 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$574,183	$574,183	$—	$—
Interest rate swap	$122,113	$—	$122,113	$—
Total	$696,296	$574,183	$122,113	$—
Liabilities:
Contingent consideration	$44,226	$—	$—	$44,226
Total	$44,226	$—	$—	$44,226

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately $11,000 and $7,000 in unrealized holding gains, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2023, respectively. There was approximately $259,000 and $534,000 in unrealized holding gains, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2024, respectively

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. There was $151,175 and $105,887 gain on interest rate swap recorded on the accompanying statements of income for the three and six months ended May 31, 2024. There was a $223,974 and 223,974 loss on interest rate swap recorded on the accompanying statements of income for the three and six months ended May 31, 2023, respectively. On April 15, 2024, the Company terminated the interest rate swap agreement and recorded proceeds of $228,000.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2024 and November 30, 2023. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and six months ended May 31, 2024 and 2023:

	For the three months ended May 31,
	2024	2023
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,965,500	$7,581,697
PrepaCyte CB	35,834	27,177
Public cord blood banking	41,477	163,816
Total net revenue	$8,042,811	$7,772,690
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,830,453	$1,802,882
PrepaCyte CB	10,380	9,328
Public cord blood banking	183,917	330,976
Total cost of sales	$2,024,750	$2,143,186
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,515,506	$1,184,513
PrepaCyte CB	18,510	10,905
Public cord blood banking	(142,498)	(167,520)
Total operating profit	$1,391,518	$1,027,898
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$52,796	$273,776
PrepaCyte CB	6,944	6,944
Public cord blood banking	58	360
Total depreciation and amortization	$59,798	$281,080
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$329,273	$469,952
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$329,273	$469,952

	For the six months ended May 31,
	2024	2023
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$15,771,022	$15,143,215
PrepaCyte CB	38,834	59,377
Public cord blood banking	85,190	394,513
Total net revenue	$15,895,046	$15,597,105
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$3,715,019	$3,490,132
PrepaCyte CB	35,863	26,450
Public cord blood banking	434,336	693,968
Total cost of sales	$4,185,218	$4,210,550
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,573,225	$2,992,206
PrepaCyte CB	(10,918)	19,038
Public cord blood banking	(349,566)	(300,175)
Total operating profit	$2,212,741	$2,711,069
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$78,675	$547,315
PrepaCyte CB	13,889	13,889
Public cord blood banking	420	720
Total depreciation and amortization	$92,984	$561,924
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$585,732	$936,183
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$585,732	$936,183

The following table shows the assets by segment as of May 31, 2024 and November 30, 2023:

	As of	As of
	May 31, 2024	November 30, 2023
Assets:
Umbilical cord blood and cord tissue stem cell service	$56,915,873	$55,471,149
PrepaCyte CB	111,921	148,040
Public cord blood banking	5,538,802	5,601,581
Total assets	$62,566,596	$61,220,770

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

The components of inventory at May 31, 2024 and November 30, 2023 are as follows:

	As of May 31, 2024	As of November 30, 2023
Raw materials	$—	$—
Work-in-process	313,816	341,692
Work-in-process – Public Bank	—	—
Finished goods	16,171	48,045
Finished goods – Public Bank	5,537,467	5,599,238
Collection kits	46,532	47,739
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,906,268	$6,028,996

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

Intangible assets were as follows as of May 31, 2024 and November 30, 2023:

	Useful lives	May 31, 2024	November 30, 2023
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		$(377,810)	$(377,810)
Less: Accumulated amortization		(166,247)	(160,434)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(260,331)	(248,607)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(9,902)	(9,505)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(192,000)	(176,000)
Net Intangible Assets		$955,187	$989,121

Amortization expense of intangibles was approximately $17,000 and $24,000 for the three months ended May 31, 2024 and May 31, 2023, respectively. Amortization expense of intangibles was approximately $34,000 and $48,000 for the six months ended May 31, 2024 and May 31, 2023.

Note 5 – Notes Payable

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended May 31, 2024 and May 31, 2023, the Company paid interest of $252,543 and $204,206, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2024 and May 31, 2023, the Company paid interest of $455,802 and $406,681, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of May 31, 2024 were 8.57% and 8.57%, respectively.

The average outstanding balance during the six months ended May 31, 2024 for the revolving line of credit was $2,624,641. The average outstanding balance during the twelve months ended November 30, 2023 for the revolving line of credit was $1,848,344. The revolving line of credit balance as of May 31, 2024 and November 30, 2022 was $4,222,728 and $1,222,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended May 31, 2024 and May 31, 2023, $5,322 and $5,418, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2024 and May 31, 2023, $10,670 and $10,862, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

On March 27, 2023, the Company entered into an interest rate swap agreement with Susser to manage exposure to interest rate risk related to its variable rate debt obligation under the Term Note. The swap agreement had a notional amount equal to the Term Loan. The agreement is to pay the Company monthly SOFR plus 3.25% on the notional amount and the Company is to pay a fixed rate of interest equal to 6.96%. The effective date of the amended term loan was March 27, 2023 with a maturity date of July 29, 2032. On April 15, 2024, the Company terminated the interest rate swap agreement and recorded proceeds of $228,000.

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

As of May 31, 2024 and November 30, 2023, the note payable obligation was as follows:

	May 31, 2024	November 30, 2023
Note payable - Susser	$8,686,712	$8,765,082
Unamortized debt issuance costs - Susser	(158,735)	(169,404)
Net note payable	$8,527,977	$8,595,678
Current portion of note payable	$171,605	$165,641
Long-term note payable, net of debt issuance costs	8,356,372	8,430,037
Total	$8,527,977	$8,595,678

Interest expense on the note payable for the three and six months ended May 31, 2024 and 2023 was as follows:

	For the three months ended	For the six months ended
	May 31, 2024	May 31, 2024
Interest expense on notes payable - Susser	$47,166	$47,166
Debt issuance costs - Susser	—	—
Total interest expense	$47,166	$47,166

	For the three months ended	For the six months ended
	May 31, 2023	May 31, 2023
Interest expense on notes payable - Susser	$204,206	$406,681
Debt issuance costs - Susser	5,418	10,862
Total interest expense	$209,624	$417,543

During the three and six months ended May 31, 2024, the Company capitalized interest expense of $210,700 and $409,307, respectively, related to the construction of the Company's new facility in North Carolina.

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Numerator:
Net income	$655,790	$220,976	$1,212,031	$987,788
Denominator:
Weighted-average shares outstanding-basic	8,117,479	8,325,101	8,197,223	8,395,307
Dilutive common shares issuable upon exercise of stock options	114,848	6,810	78,191	7,231
Weighted-average shares-diluted	8,232,327	8,331,911	8,275,414	8,402,538
Income per share:
Basic	$0.08	$0.03	$0.15	$0.12
Diluted	$0.08	$0.03	$0.15	$0.12

For the three months ended May 31, 2024, the Company excluded the effect of 527,700 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2024, the Company excluded the effect of 639,745 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of May 31, 2024, and November 30, 2023, there were 17,500 and 17,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2024, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of May 31, 2024, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2024, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of May 31, 2024, there were 289,700 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2023, there were 186,700 service-based options issued and 475,000 market-based restricted options granted. As of May 31, 2024, there were 735,300 shares available for future issuance under the 2022 Plan.

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

There were 0 and 103,000 options granted during the three and six months ended May 31, 2024, respectively.

There were 0 and 113,00 options granted during the three and six months ended May 31, 2023, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2024 and 2023, respectively, are as follows:

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	—	—	60.52%	55.00%
Risk free interest rate	—	—	3.87%	3.87%
Expected life	—	—	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2024, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2023	404,278	$7.36	4.49	$135,330
Granted	103,000	6.31		196,770
Exercised	—	—		—
Expired/forfeited	(1,500)	7.04		1,770
Outstanding at May 31, 2024	505,778	$7.14	4.11	$884,103
Exercisable at May 31, 2024	375,718	$7.50	4.06	$594,908

The weighted average grant date fair value of options granted during the six months ended May 31, 2024 and May 31, 2023 was $3.13 and $2.19, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2024 or November 30, 2023 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and six months ended May 31, 2024, the Company did not issue any common shares to option holders.

During the three and six months ended May 31, 2023, the Company did not issue any common shares to option holders.

Significant option groups outstanding and exercisable at May 31, 2024 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	25,000	1.69	$3.13	25,000	$3.13
$4.01 to $5.00	123,600	4.09	$4.70	78,665	$4.68
$5.01 to $6.00	28,000	4.56	$5.88	9,332	$5.88
$6.01 to $7.00	89,433	4.91	$6.48	39,430	$6.48
$7.01 to $8.00	149,645	4.86	$7.54	142,443	$7.52
$9.01 to $10.00	29,000	3.76	$9.37	21,583	$9.37
$12.01 to $13.00	16,653	6.23	$12.54	14,818	$12.55
$13.01 to $14.00	44,447	0.56	$13.50	44,447	$13.50
	505,778	4.11	$7.14	375,718	$7.50

A summary of the status of the Company’s non-vested options as of May 31, 2024, and changes during the six months ended May 31, 2024, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2023	114,193	$3.10
Granted	103,000	3.13
Vested	(87,133)	3.30
Forfeited	—	—
Non-vested at May 31, 2024	130,060	$2.99

As of May 31, 2024, there was approximately $324,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.94 years as of May 31, 2024. The total fair value of shares vested during the six months ended May 31, 2024 was approximately $288,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the six months ended May 31, 2024 and May 31, 2023, the Company recognized approximately $196,000 and $195,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2024, there was approximately $276,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of .72 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of the six months ended May 31, 2024 and May 31, 2023, the Company recognized approximately $52,000 and $37,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2024, there was approximately $0 of unrecognized compensation cost to be recognized over the remaining service period of .10 years.

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

As of May 31, 2024, the Company had repurchased an aggregate of 6,785,460 shares of the Company’s common stock at an average price of $3.66 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 222,999 shares (at an average price of $6.31 per share) during the six months ended May 31, 2024 and the Company purchased 213,342 shares (at an average price of $3.71 per share) of the Company’s common stock during the six months ended May 31, 2023.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2024 and November 30, 2023. As of May 31, 2024 and November 30, 2023, 6,785,460 and 6,562,461 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date May 31, 2024, the Company repurchased 2,000 of additional shares of the Company’s common stock, at an average price of $8.20 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2024 and November 30, 2023:

	May 31, 2024	November 30, 2023
Assets
Operating lease right-of-use asset	$881,744	$1,033,157
Liabilities
Current portion of operating lease liabilities	$294,777	$225,686
Operating lease long-term liabilities	672,339	851,938
Total lease liability	$967,116	$1,077,624

The maturity of the Company’s lease liabilities at May 31, 2024 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2024 (6 months remaining)	$153,381
2025	435,970
2026	458,026
2027	38,247
Less: Imputed interest	(118,508)
Present value of lease liabilities	$967,116

The remaining lease term and discount rates are as follows:

	May 31, 2024	November 30, 2023
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.58	3.08
Discount rate (percentage)
Operating lease	8.3%	8.3%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	May 31, 2024	May 31, 2023
Operating cash outflows from operating leases	$88,743	$88,918

	Six months ended
	May 31, 2024	May 31, 2023
Operating cash outflows from operating leases	$178,097	$177,313

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

During the first quarter of fiscal 2021, the Company capitalized $15,372,382 as a Duke Agreement which was considered to be an asset acquisition and which represented the costs to obtain the Duke Agreement, and also recorded a corresponding liability to Duke for the Duke Agreement. The costs that were capitalized as a Duke license agreement includes the present value of the $12,000,000 license fee, $3,585,172, or 409,734 shares, of the Company’s common stock transferred to Duke and certain acquisition costs. The Company is amortizing these costs over 16 years. As of the six months ended May 31, 2024 and May 31, 2023, the Company recorded $0 and $480,387, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income. As of the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0 and $240,194, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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

The Company entered into a Master Services Agreement with Emmes Biopharma Services LLC ("Emmes") serving as the Company's contract research organization, to conduct a phase 3 clinical trial infusing allogeneic umbilical cord blood into children with cerebral palsy. In consideration for the services to be rendered by Emmes, the Company will make payments in accordance with the budget and payment scheduled outlined in the work order. The period of performance is November 1, 2023 through April 6, 2028. The total fees will be $6,352,291. Included in the total fees is a $100,000 payment due upon execution and a monthly management fee of $21,862 per month payable for 53 months commencing during the first quarter of 2024. As of the three months ended May 31, 2024 and May 31, 2023, the Company recorded clinical trial expenses of $87,849 and $0, respectively, and are reflected in research, development and related engineering expenses on the accompanying consolidated statements of income. As of the six months ended May 31, 2024 and May 31, 2023, the Company recorded clinical trial expenses of $181,948 and $0, respectively, and are reflected in research, development and related engineering expenses on the accompanying consolidated statements of income. The total cost of the trial is currently estimated at $20 million.

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

(i)
our future
(ii)
performance and operating results;
(iii)
our future operating plans (including any potential spinoff of Celle Corp.);
(iv)
our liquidity and capital resources; and
(v)
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

On February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke Agreement”) with Duke University (“Duke”). The Duke Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. The Company plans to explore, test, and/or administer these treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Federal Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke Agreement, the Company, together with Celle Corp. (if spun off), intends to have business units including: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) are approved by the FDA. Due to delays in obtaining FDA approval for its Phase 3 CP Trial, the Company is projecting to open the Cryo-Cell Institute for Cellular Therapies and begin infusing patients during the 4th quarter of fiscal 2024..

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

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 235,000 cord blood and cord tissue specimens,

•	Our facility’s status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kits,

•	7-day per week processing capability, and

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

On May 15, 2024, the Company received the Certificate of Occupancy for the facility in Durham, North Carolina.

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

Results of Operations – Six-Month Period Ended May 31, 2024 Compared to the Six-Month Period Ended May 31, 2023

Revenue. Revenue for the six months ended May 31, 2024 was $15,895,046 as compared to $15,597,105 for the same period in 2023. The increase in revenue was in part due to a 4% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 4% increase in recurring annual storage fee revenue and a 1% increase in the number of new domestic cord blood specimens processed in the first six months of fiscal 2024 versus the same period in 2023.

Product Revenue. For the six months ended May 31, 2024, revenue from the product sales was $38,834 compared to $59,377 for the six months ended May 31, 2023.

Public Cord Blood Banking Revenue. For the six months ended May 31, 2024, revenue from the public cord blood banking sales was $85,190 compared to $394,513 for the six months ended May 31, 2023. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the six months ended May 31, 2024 was $4,185,218 as compared to $4,210,550 for the same period in 2023, representing a 1% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $60,000 and $106,000 for the six months ended May 31, 2024 and May 31, 2023, respectively. Cost of Sales also includes $35,863 and $26,450 for the six months ended May 31, 2024 and May 31, 2023, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $434,336 and $693,968 for the six months ended May 31, 2024 and May 31, 2023, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2024 were $8,361,002 as compared to $7,917,871 for the 2023 period representing a 6% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2024 were $743,974 as compared to $383,516 for the 2023 period, of which $270,368 and $0, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2024 was $92,984 compared to $561,924 for the 2023 period. The decrease in depreciation and amortization for the six months ended May 31, 2024 was due to the impairment of the Duke assets as of November 30, 2023 (See Note 12).

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the six months ended May 31, 2024 was a decrease of $8,873 compared to a decrease of $187,825 for the 2023 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2024. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the six months ended May 31, 2024 was $308,000 compared to $0 for the same period in 2023. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the six months ended May 31, 2024, was $585,732 compared to $936,183 during the comparable period in 2023, of which, $456,473 and $417,543, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $534,746 and $501,674 as of the six months ended May 31, 2024 and May 31, 2023, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the six months ended May 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12. During the six months ended May 31, 2024, the Company capitalized interest expense of $409,307 related to the construction of the Company's new facility in North Carolina.

Gain (Loss) on Interest Rate Swap. Gain on the change in the fair value of a derivative for the six months ended May 31, 2024 was $105,887 compared to a loss on the change in the fair value of a derivative of $223,974 for the six months ended May 31, 2023. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2024 was $1,054,659 compared to $573,154 for the six months ended May 31, 2023.

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

Results of Operations – Three-Month Period Ended May 31, 2024 Compared to the Three-Month Period Ended May 31, 2023

Revenue. Revenue for the three months ended May 31, 2024 was $8,042,811 as compared to $7,772,690 for the same period in 2023, a 3% increase. The increase in revenue for the three months ended May 31, 2024 versus 2023 was in part due to a 5% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 4% increase in recurring annual storage fee revenue and a 3% increase in the number of new domestic cord blood specimens processed for three months ended May 31, 2024 versus the same period in 2023.

Product Revenue. For the three months ended May 31, 2024, revenue from the product sales was $35,834 compared to $27,177 for the three months ended May 31, 2023.

Public Cord Blood Banking Revenue. For the three months ended May 31, 2024, revenue from the public cord blood banking sales was $41,477 compared to $163,816 for the three months ended May 31, 2023. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended May 31, 2024 was $2,024,750 as compared to $2,143,186 for the same period in 2023, representing a 6% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $29,000 and $53,000 for the three months ended May 31, 2024 and May 31, 2023, respectively. Cost of Sales also includes $10,380 and $9,328 for the three months ended May 31, 2024 and May 31, 2023, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $183,917 and $330,976 for the three months ended May 31, 2024 and May 31, 2023, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2024 were $4,021,357 as compared to $4,038,968 for the 2023 period representing a slight decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2024 were $241,085 as compared to $304,682 for the 2023 period. The increase for the three months ended May 31, 2024 is due to the expenses related to the development of a manufacturing laboratory related to the Duke License Agreement (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2024 was $59,798 compared to $281,080 for the 2023 period. The decrease in depreciation and amortization for the three months ended May 31, 2024 was due to the impairment of the Duke assets as of November 30, 2023 (See Note 12).

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended May 31, 2024 was a decrease of $3,697 compared to a decrease of $23,124 for the 2023 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of May 31, 2024. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the three months ended May 31, 2024 was $308,000 compared to $0 for the same period in 2023. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the three months ended May 31, 2024, was $329,273 compared to $469,952 during the comparable period in 2023, of which, $257,865 and $209,624, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $280,197 and $260,327 as of the three months ended May 31, 2024 and May 31, 2023, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the three months ended May 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12. During the three months ended May 31, 2024, the Company capitalized interest expense of $210,700 related to the construction of the Company's new facility in North Carolina.

Gain (Loss) on Interest Rate Swap. Gain on the change in the fair value of a derivative for the three months ended May 31, 2024 was $151,175. Loss on the change in the fair value of a derivative for the three months ended May 31, 2023 was $223,974. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2024 was $816,390 compared to $125,439 for the three months ended May 31, 2023.

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

At May 31, 2024, the Company had cash and cash equivalents of $469,195 as compared to $406,067 at November 30, 2023. The increase in cash and cash equivalents during the six months ended May 31, 2024 was primarily attributable to the following:

•
Net cash used in operating activities for the six months ended May 31, 2024 was $1,416,616 which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the six months ended May 31, 2023 was $3,633,026 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the six months ended May 31, 2024 was $3,095,647 which was primarily attributable to $2,209,654 used to purchase equipment and $854,869 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $902,210.
•
Net cash used in investing activities for the six months ended May 31, 2023 was $2,776,908 which was primarily attributable to $1,833,043 used to purchase equipment and $1,082,923 used to purchase marketable securities.
•
Net cash provided by financing activities for the six months ended May 31, 2024 was $1,742,159 which was primarily attributable to the proceeds received from the line of credit with Susser Bank described above in the amount of $3,200,000, which were offset by payments of $278,370 to partially repay the Susser Bank note payable and line of credit described above and $1,407,471 used to repurchase the Company's common stock.
•
Net cash used in financing activities for the six months ended May 31, 2023 was $1,436,078 which was primarily attributable to the payments of $577,126 to partially repay the TCB and Susser note payable described above and $791,452 used to repurchase the Company's common stock.

The Company has a revolving line of credit, described above. The balance as of May 31, 2024 is $4,222,728 and is reflected on the accompanying balance sheet.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Other than as disclosed in “Evaluation of Disclosure Controls and Procedures” above with the respect to the matters reviewed subsequent to the balance sheet date, there were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in the Company’s internal controls over financial reporting during the six months ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based upon shares of common stock outstanding as of May 31, 2024, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 53% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2023	120,312	$5.79	—	1,285,419
April 1 - 30, 2024	59,974	$7.44	—	1,225,445
May 1 - 31, 2024	10,905	$8.64	—	1,214,540

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4)	2022 Equity Incentive Plan.
10.5	Commercial Lease
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.

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

Date: July 15, 2024